Form 10-Q
period 2009-08-31
Mistras Group, Inc.
filed 2009-10-30
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period            to
Commission file number 001- 34481

Mistras Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3341267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Clarksville Road
Princeton Junction, New Jersey	08550
(Address of principal executive offices)	(Zip Code)
(609) 716-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of October 29, 2009, the registrant had 26,458,778 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
August 31, 2009 and May 31, 2009
Unaudited

	August 31, 2009	May 31, 2009
	(In thousands, except for share and per share information)
ASSETS
Current assets
Cash and cash equivalents	$6,035	$5,668
Accounts receivable, net	38,879	39,509
Inventories, net	12,467	11,509
Deferred income taxes	1,542	1,593
Prepaid expenses and other current assets	5,999	5,391

Total current assets	64,922	63,670
Property, plant and equipment, net	37,907	33,592
Intangible assets, net	19,548	11,949
Goodwill	43,671	38,642
Other assets	5,070	3,421

Total assets	$171,118	$151,274

LIABILITIES, PREFERRED STOCK AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$14,154	$14,390
Current portion of capital lease obligations	5,104	4,981
Accounts payable	4,043	2,797
Accrued expenses and other current liabilities	16,288	18,340
Income taxes payable	4,096	3,600

Total current liabilities	43,685	44,108
Long-term debt, net of current portion	69,539	51,861
Obligations under capital leases, net of current portion	9,670	9,544
Deferred income taxes	1,434	1,199
Other long-term liabilities	1,624	1,246

Total liabilities	125,952	107,958

Commitments and contingencies (Note 10)

Preferred stock, 1,000,000 shares authorized Class B Convertible Redeemable Preferred Stock, $0.01 par value, 221,205 shares issued and outstanding	38,710	38,710
Class A Convertible Redeemable Preferred Stock, $0.01 par value, 298,701 shares issued and outstanding	52,273	52,273

Total preferred stock	90,983	90,983

(Deficit) equity
Common stock, $0.01 par value, 35,000,000 shares authorized, 13,000,000 shares issued and outstanding	130	130
Additional paid-in capital	1,167	917
(Accumulated deficit)	(46,561)	(47,376)
Accumulated other comprehensive (loss) income	(842)	(1,583)

Total Mistras Group, Inc. stockholders’ (deficit) equity	(46,106)	(47,912)
Noncontrolling interest	289	245

Total (deficit) equity	(45,817)	(47,667)

Total liabilities, preferred stock and (deficit) equity	$171,118	$151,274

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited

	Three months ended August 31,
	2009	2008
	(In thousands, except for share
	and per share information)
Revenues:
Services	$51,656	$42,530
Products	4,433	4,467

Total revenues	56,089	46,997

Cost of Revenues:
Cost of services	34,369	26,593
Cost of goods sold	2,099	1,933
Depreciation of services	2,280	1,682
Depreciation of products	191	177

Total cost of revenues	38,939	30,385

Gross profit	17,150	16,612
Selling, general and administrative expenses	13,133	10,895
Research and engineering	483	464
Depreciation and amortization	1,045	1,428
Legal settlement	(297)	136

Income from operations	2,786	3,689

Other expenses
Interest expense	1,064	1,011
Loss on extinguishment of long-term debt	169	—

Income before provision for income taxes and	1,553	2,678
noncontrolling interest
Provision for income taxes	694	1,060

Net Income	859	1,618
Net Income attributable to noncontrolling interests	(44)	(101)

Net income attributable to Mistras Group, Inc.	815	1,517
Accretion of preferred stock	—	(424)

Net income available to common stockholders	$815	$1,093

Earnings per common share:
Basic	$0.06	$0.08
Diluted	$0.04	$0.06
Weighted average common shares outstanding:
Basic	13,000,000	13,000,000
Diluted	20,434,760	17,294,078
The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity (Deficit)
Unaudited

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Total	Income (Loss)
	(In thousands, except for share and per share information)
Balance at May 31, 2009	13,000,000	$130	$917	$(47,376)	$(1,583)	$245	$(47,667)
Net income				815		44	859	$859
Foreign currency translation adjustment					741		741	741
Stock compensation			250				250

Balance at August 31, 2009	13,000,000	$130	$1,167	$(46,561)	$(842)	$289	$(45,817)	$1,600

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended August 31, 2009 and 2008
Unaudited

	Three months ended August 31,
	2009	2008
	(In thousands, except share data)
Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$815	$1,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,516	3,287
Deferred income taxes	—	(30)
Provision for doubtful accounts	897	95
Loss on extinguishment of long-term debt	169	—
Gain on sale of assets disposed	(29)	(3)
Amortization of deferred financing costs	69	45
Stock compensation expense	250	—
Non cash interest rate swap	124	(3)
Noncontrolling interest	44	101
Unrealized foreign currency loss (gain)	210	(147)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	214	(305)
Inventories	(6)	(710)
Prepaid expenses and other current assets	(436)	(185)
Other assets	(575)	661
Accounts payable	1,154	(947)
Income taxes payable	452	(889)
Accrued expenses and other current liabilities	(2,356)	246

Net cash provided by operating activities	4,512	2,733

Cash flows from investing activities
Purchase of property, plant and equipment	(404)	(1,470)
Purchase of intangible asset	(85)	(98)
Acquisition of businesses	(14,000)	(5,200)
Proceeds from sale of equipment	102	61

Net cash used in investing activities	(14,387)	(6,707)

Cash flows from financing activities
Repayment of capital lease obligations	(1,425)	(863)
Repayments of long-term debt	(38,009)	(2,915)
Net borrowings from (payments) against revolver	25,335	(9,605)
Borrowings from long-term debt	25,000	20,000
Debt issuance costs	(500)	(291)

Net cash provided by financing activities	10,401	6,326

Effect of exchange rate changes on cash	(159)	(75)

Net change in cash and cash equivalents	367	2,277
Cash and cash equivalents
Beginning of period	5,668	3,555

End of period	$6,035	$5,832

Supplemental disclosure of cash paid
Interest	1,035	1,019
Income taxes	185	2,238
Noncash investing and financing
Equipment acquired through capital lease obligations	1,598	1,274
Issuance of notes payable and other debt obligations primarily related to acquisitions	4,412	5,893
The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Unaudited
August 31, 2009 and 2008
(in thousands, except per share data)
1. Description of Business & Basis of Presentation
     Description of Business
Mistras Group, Inc. and subsidiaries (“Mistras”, the “Company”, “we”, “us” and “our”) is a leading global provider of proprietary, technology-enabled, asset protection solutions, which combine the skill and experience of certified technicians, engineers and scientists with non-destructive testing (NDT), mechanical integrity services, and plant conditioning monitoring software and systems (PCMS), to evaluate the structural integrity of critical energy, industrial and public infrastructure. The Company serves a global customer base, including companies in the oil and gas, power generation and transmission, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.
     Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly or majority-owned subsidiaries: Quality Service Laboratories, Inc., CONAM Inspection & Engineering Services, Inc. (“Conam”), Cismis Springfield Corp., Euro Physical Acoustics, S.A., Nippon Physical Acoustics Ltd., Physical Acoustics South America, Diapac Company, and Physical Acoustics Ltd. and its wholly or majority-owned subsidiaries, Physical Acoustics India Private Ltd., Physical Acoustics B.V. and Envirocoustics A.B.E.E. (“Envac”). Where the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in the accompanying consolidated balance sheets. The noncontrolling interest in net income, net of tax, is classified separately in the accompanying unaudited consolidated statement of operations.
All significant intercompany accounts and transactions have been eliminated in consolidation. All foreign subsidiaries’ reporting year ends are April 30, while Mistras Group, Inc. and the domestic subsidiaries year ends are May 31. The effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position has not been significant on an annual basis.
     Reclassification
Certain amounts previously reported for prior periods have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. Such reclassifications had no effect on the results of operations as previously reported.
2. Summary of Significant Accounting Policies
     Use of Estimates
These unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
The more significant estimates include valuation of goodwill and intangible assets, useful lives of long-lived assets, allowances for doubtful accounts, inventory valuation, reserves for self-insured workers compensation and health benefits and provision for income taxes.
     Inventories
Inventories are stated at the lower of cost, as determined by using the first-in, first-out method, or market. Work in process and finished goods inventory include material, direct labor, variable costs and overhead.
     Revenue Recognition
Revenue recognition policies for the various sources of revenues are as follows:
     Services
The Company predominantly derives revenues by providing its services on a time and material basis and recognizes revenues when services are rendered. At the end of any reporting period, there may be earned but unbilled revenues that are accrued. Payments received in advance of revenue recognition are reflected as deferred revenues.
     Software
Revenues from the sale of perpetual licenses are recognized upon the delivery and acceptance of the software. Revenues from term licenses are recognized ratably over the period of the license. Revenues from maintenance, unspecified upgrades and technical support are recognized ratably over the period such items are delivered. For multiple-element arrangement software contracts that include non-software elements, and where the software is essential to the functionality of the non-software elements (collectively referred to as software multiple-element arrangements), the Company applies the rules as noted below.
     Products
Revenues from product sales are recognized when risk of loss and title passes to the customer, which is generally upon product delivery. The exceptions to this accounting treatment would be for multiple-element arrangements (defined below) or those situations where specialized installation or customer acceptance is required. Payments received in advance of revenue recognition are reflected as deferred revenues.
     Multiple-Element Arrangements
The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, hardware and financing. Vendor-specific objective evidence is utilized to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items if the delivery or performance of the undelivered items is probable and in the control of the Company.
If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value.
     Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that such balances will not be collected within a reasonable period of time. The Company extends credit to its customers based upon credit evaluations in the normal course of business, primarily with 30-day terms. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are written off when they are deemed uncollectible.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
     Software Costs
Costs that are related to the conceptual formulation and design of licensed programs are expensed as research and engineering. For licensed programs, the Company capitalizes costs that are incurred to produce the finished product after technological feasibility has been established. The capitalized amounts are amortized using the straight-line basis over three years, which is the estimated life of the related software. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue. Costs to support or service licensed programs are expensed as the costs are incurred.
The Company capitalizes certain costs that are incurred to purchase or to create and implement internal-use software, which includes software coding, installation, testing and data conversion. Capitalized costs are amortized on a straight-line basis over three years.
     Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2009 did not identify any instances of impairment and there were no events through August 31, 2009 that warranted a reconsideration of our impairment test results.
Intangible assets are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.
     Derivative Financial Instruments
The Company recognizes its derivatives as either assets or liabilities, measures those instruments at fair value and recognizes the changes in fair value of the derivative in net income or other comprehensive income, as appropriate. The Company hedges a portion of the variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company does not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of these instruments are reported as a component of interest expense.
     Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. At times, cash deposits may exceed the limits insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk or the risk of nonperformance of the financial institutions.
The Company sells primarily to large companies, extends reasonably short collection terms, performs credit evaluations and does not require collateral. The Company maintains reserves for potential credit losses.
The Company has one major customer with multiple business units that accounted for 21.2% and 13.1% of revenues for the first quarter of fiscal 2010 and 2009, respectively. Accounts receivable from this customer were $6,374 at August 31, 2009 and $7,228 at May 31, 2009.
     Self Insurance
A wholly-owned subsidiary is self-insured for certain losses relating to workers compensation and health benefits claims. The Company maintains third-party excess insurance coverage for all workers compensation claims in excess of $250 and for its health benefit claims in excess of $150 to reduce its exposure from such claims. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date. Management monitors and reviews all claims and their related liabilities on an ongoing basis.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
     Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”). The Company has elected to use the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. See Note 11.
     Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of the deferred income tax asset will not be realized.
The Company accounts for uncertain income tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). Under the guidance of FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions that are more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. For tax positions that are not more likely than not of being sustained upon audit, none of the benefit is recognized in the consolidated financial statements. The reserve is classified in Other Long-Term Liabilities in the consolidated balance sheet. The Company records interest and penalties accrued in relation to unrecognized tax benefits as a component of income tax expense.
As of August 31, 2009, the balance of the reserve for unrecognized tax benefits was $744 including accrued interest. As of May 31, 2009, the balance of the reserve for unrecognized tax benefits was $729, including accrued interest. The net increase in the reserve for unrecognized tax benefits from May 31, 2009 to August 31, 2009 resulted from the accrual of interest on existing reserves.
     Comprehensive Income
Comprehensive income is defined to include all changes in equity, except those resulting from investments by stockholders and distribution to stockholders, and is reported in the statement of stockholders’ equity (deficit). Included in the Company’s comprehensive income are net income, foreign currency translation adjustments and income or loss attributable to noncontrolling interests.
     Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period.
     Preferred Stock Accretion
The accretion for preferred stock is determined in accordance with the Company’s amended and restated certificate of incorporation based on the fair market value of the Company’s common stock. For the three-month period ended August 31, 2009 there was no accretion required.
     Recently Issued Accounting Standards
SFAS No. 141R. Effective June 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141, Business Combinations (SFAS 141). SFAS 141R applies

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
to all business combinations, including combinations among mutual entities and combinations by contract alone. SFAS 141R requires that all business combinations will be accounted for by applying the acquisition method. This standard significantly changes the accounting for business combinations both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:
•	In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

•	Assets acquired or liabilities assumed in a business combination that arise from a contingency will be measured at fair value at acquisition date if the fair value can be determined during the measurement period.

•	Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs will generally be expensed. Such costs were previously treated as costs of the acquisition.
The Company applied SFAS No. 141R to two acquisitions during the first quarter of fiscal 2009. See Note 3.
SFAS No. 160. The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 (“SFAS 160”), on June 1, 2009 which requires the Company to classify the accumulated amount of noncontrolling interests (previously referred to as “minority interest”) as part of stockholders’ (deficit) equity ($289 at August 31, 2009 and $245 at May 31, 2009). Previously this was classified outside of stockholders’ (deficit) equity. In addition to the financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in stockholders’ equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.
SFAS No. 165. The Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”), during the first quarter of fiscal 2009. SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s results of operations or financial position.
FSP No. 107-1 and APB No. 28-1. The Company adopted FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), during the first quarter of fiscal 2009. FSP 107-1 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim and fiscal periods ending after June 15, 2009. The Company adopted FSP 107-1 in the quarter ending August 31, 2009. FSP No. 107-1 requires additional disclosure only and therefore did not impact the Company’s results of operations or financial position. See Note 9 for information related to the fair value of the Company’s financial instruments.
EITF 08-1. The Financial Accounting Standards Board approved the issuance of Emerging Issuance Task Force (EITF) 08-1, Revenue Recognition with Multiple Deliverables, and EITF Issue 09-3, Certain Revenue Arrangements that Include Software Elements, which allows the allocation of consideration in multiple deliverable arrangements to be more reflective of the transaction’s economics and may result in earlier revenue recognition. The new guidance is effective for interim periods ended after September 30, 2009. The Company is currently evaluating the early adoption option and does not anticipate that the adoption would have a material impact to the consolidated financial statements.
3. Acquisitions
On July 23, 2009, the Company acquired the assets of two asset protection businesses for $19,098, comprised of $14,000 in cash, a $3,000 subordinated note payable over 48 months with an annual interest rate of 4% and $2,500

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
in other debt payable over 36 months. The Company discounted the subordinated note payable and other debt in the amount of $402 to reflect a 6.5% imputed interest rate. In addition to the cash and debt consideration, the Company accrued a liability of $687 for the estimated fair value of contingent consideration expected to be payable based upon one of the acquired companies reaching specific performance metrics over the next three years of operation. The potential contingent consideration ranges from zero to $1,000 and is payable in three annual installments based upon operational performance for the twelve-month periods ended July 31, 2010, 2011 and 2012. The acquisitions were for strategic market expansion.
Assets and liabilities of the acquired businesses were included in the consolidated balance sheet as of August 31, 2009 based on their estimated fair value as determined in a preliminary purchase price allocation. Results of operations for the period from acquisition date are reported in the Company’s services segment. The table below summarizes the preliminary purchase price allocation for both acquisitions:

Total cost:
Cash paid	$14,000
Subordinated notes issued, net of discount	2,836
Other consideration, net of discount	2,262

$19,098

Current assets acquired	$1,950
Property, plant and equipment	4,861
Intangibles, primarily customer lists	8,054
Goodwill	4,920
Contingent purchase price accrued	(687)

$19,098

The purchase price allocation is based upon preliminary estimates pending completion of a closing balance sheet, using available information and making assumptions management believes are reasonable. Accordingly, the purchase price allocation is subject to finalization. The goodwill of $4,920 resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits derived from the assembled workforce of the acquisitions. The goodwill recognized is expected to be deductible for tax purposes. The remaining change in consolidated goodwill is due to foreign currency translation.
These acquisitions were not significant, individually or in the aggregate.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
4. Property, plant and equipment, net
Property, plant and equipment consist of the following:

	Useful
	Life in	As of	As of
	Years	August 31, 2009	May 31, 2009
Land		$1,295	$1,295
Buildings and improvement	30-40	10,160	10,187
Office furniture and equipment	5-8	1,556	1,450
Machinery and equipment	5-7	58,951	51,903

		71,962	64,835
Accumulated depreciation and amortization		34,055	31,243

		$37,907	$33,592

5. Accounts Receivable and Allowance for Doubtful Accounts
An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

Balance, May 31,2009	$3,303

Provision for doubtful accounts	897
Write-offs, net of recoveries	(116)
Foreign exchange valuation	32

Balance, August 31, 2009	$4,116

On September 16, 2009, the Company learned that a customer that had filed Chapter 11 in January of 2009 filed a proposed reorganization in which all unsecured creditors would not be paid. The Company recorded a reserve of 67% of the pre-petition accounts receivable from this customer in fiscal 2009. As a result of the customer’s reorganization plan, the Company recorded an additional allowance of $767 in the first quarter of fiscal 2009 to increase the reserve to 100% of the pre-petition accounts receivable.
6. Inventories
Inventories consist of the following:

	As of	As of
	August 31, 2009	May 31, 2009
Raw materials	$2,588	$2,832
Work in process	1,782	1,782
Finished goods	2,724	2,635
Supplies	5,373	4,260

	$12,467	$11,509

Inventories are net of reserves for slow-moving and obsolete inventory of $629 at August 31, 2009 and $577 at May 31, 2009.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following:

	As of	As of
	August 31, 2009	May 31, 2009
Accrued salaries, wages and related employee benefits	$6,700	$5,992
Other accrued expenses	4,022	6,111
Accrued worker compensation and health benefits	4,869	4,823
Deferred revenues	697	1,414

Total	$16,288	$18,340

8. Long-Term Debt
Long-term debt consists of the following:

	As of	As of
	August 31, 2009	May 31, 2009
Senior credit facility
Revolver	$40,840	$15,505
Term loans	25,000	36,319
Notes payable	13,731	12,113
Other	4,122	2,314

	83,693	66,251
Less: Current maturities	14,154	14,390

Long-term debt, net of current maturities	$69,539	$51,861

     Senior Credit Facility
On July 22, 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25,000 term loan and a $55,000 secured revolving credit facility. Borrowings under the credit agreement currently bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable margin ranging from 0% to 3.25% and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it applicable. The outstanding principal and accrued interest under the term loan matures on July 21, 2012. Borrowings made under the revolving credit facility are payable at the same time. There is a provision in the credit facility that requires the Company to repay 25% of the immediately preceding fiscal year’s “free cash flow” if the Company’s ratio of “funded debt” to EBITDA, as defined in the credit agreement, is less than a fixed amount on or before October 1 each year. “Free cash flow” means the sum of EBITDA, as defined in the credit agreement, minus all taxes paid or payable in cash, minus cash interest paid, minus all capital expenditures made in cash, minus all scheduled and non-scheduled principal payments on funded debt made in the period and plus or minus changes in working capital. “Funded debt” means all outstanding liabilities for borrowed money and other interest-bearing liabilities.
The credit agreement also contains financial and other covenants limiting our ability to, among other things, create liens, make investments and certain capital expenditures, incur more indebtedness, merge or consolidate, acquire other companies, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
The credit agreement also contains financial covenants that require the Company to maintain the following:
•	a minimum EBITDA, as defined in the credit agreement, of $37.5 million in fiscal 2010, $40 million in fiscal 2011 and $45 million in fiscal 2012;
•	a minimum debt service coverage ratio, or the ratio of: (A) EBITDA, as defined in the credit agreement, less cash taxes, dividends, cash distributions, withdrawals and other distributions paid or made, to (B) the sum of: (i) the current portion of long-term liabilities, including any conditional payments due under any earn-out agreements deemed due and owing, (ii) the current portion of capitalized lease obligations, and (iii) interest expense on all obligations repaid, in each case, during the preceding 12 months, of at least 1.10 to 1.0 in fiscal 2010, at least 1.15 to 1.0 in fiscal 2011, at least 1.20 to 1.0 in fiscal 2012; and,
•	a funded debt leverage ratio, or the ratio of: (A) all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term liabilities, other than the capitalized lease on the Company’s headquarters, to (B) EBITDA, as defined in the credit agreement, not exceeding: 3.0 to 1.0 during the first and second quarters of fiscal 2010, 2.5 to 1.0 in the third and fourth quarters of fiscal 2010 and in the first quarter of fiscal 2011, or 2.25 to 1.0 in the second quarter of fiscal 2011 and thereafter.
EBITDA, as defined in the credit agreement, means, for any period: (A) the Company’s net income less (B) the Company’s income (or plus loss) from discontinued operations and extraordinary items, plus (C) income tax expenses, plus (D) interest expense, plus (E) depreciation, deletion and amortization (including non-cash loss on retirement of assets), plus (F) stock option expense, less (G) cash expense related to stock options, plus (H) certain amounts as a result of the Company’s completion of acquisitions after the date of our credit agreement, plus (I) up to $2.1 million for amounts expended settling a specific lawsuit, plus (J) amounts expended by us in connection with the Company’s initial public offering, plus (K) amounts expended in connection with negotiating and closing the initial borrowings under the credit agreement, all as adjusted for certain historical expenses, accounting adjustments and other non-cash charges, subject to the approval of certain of the Company’s lenders.
The proceeds from the current credit agreement were used to repay the outstanding indebtedness of the former credit facility and to fund the acquisitions described in Note 3. In connection with the refinancing the Company expensed $169 of deferred financing costs related to the former credit facility which is classified as loss on extinguishment of debt in the consolidated statement of operations. Additionally, the Company capitalized $542 of costs related to the new credit agreement. This amount is included in net intangible assets in the consolidated balance sheet.
          Notes Payable and Other
In connection with its acquisitions through the first quarter of fiscal 2009, the Company issued subordinated notes payable to the sellers and assumed certain other notes payable. These notes generally mature three years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 5.5% to 6.5% imputed interest rate. Unamortized discount on the notes is $541 as of August 31, 2009 and $175 as of May 31, 2009. Amortization is recorded as interest expense in the consolidated statement of operations. Payments under these various acquisition obligations are made either monthly or quarterly.
9. Fair Value Measurements
On June 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for all financial and non-financial instruments accounted for at fair value on a recurring basis. The company does not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. The Company’s interest rate swaps are accounted for at fair value on a recurring basis. As of August 31, 2009, the Company determined the fair value of these interest rate swaps was $592 using Level 1 inputs as defined by SFAS 157. Effective June 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. The Company’s non-financial assets that are measured at fair value on a non-recurring basis are goodwill and intangible assets in connection with impairment testing. The Company did not record any impairment charges for the three-month period ended August 31, 2009.
SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
that fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value based on the short-term nature of the accounts. The fair value of the Company’s debt obligations at August 31, 2009 approximate fair value based on the indexed interest rate. The fair value of the Company’s debt obligations at May 31, 2009 was approximately $2,200 lower than carrying value. The Company estimated fair value using a discounted cash flow analysis using pricing for similar debt arrangements in an active market.
10. Commitments and Contingencies
In the normal course of business, the Company may be involved in various claims, negotiations and legal actions. Although the Company cannot predict with certainty the ultimate resolution of these claims asserted against it, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered in such matters may be covered by insurance. The Company records any liability in accordance with SFAS No. 5, Accounting for Contingencies.
On September 25, 2007, two former employees, individually and on behalf of a purported class consisting of all current and former employees who work or worked as on-site construction workers, testing technicians and inspectors for Conam in the State of California at any time from September 2003 through the date of judgment in this action, filed an action against Conam in the United States District Court, Northern District of California. The Complaint alleged, among other things, that Conam violated the California Labor Code. The case was mediated on October 13, 2008 and a settlement was reached on all class claims. As a result of the settlement, the Company accrued $2,100 in fiscal year 2009 of which approximately $1,750 was paid in the first quarter of fiscal 2010. During the three-month period ended August 31, 2009, the Company reduced the final liability by $297 upon final administration of the settlement in September 2009. This was primarily due to the Company’s initial estimate of payroll tax liabilities due for the named employees. This amount is included in Legal settlement in the consolidated statement of operations.
11. Stock Options
In April 2007, the Company’s Board of Directors approved the Mistras Group, Inc. 2007 Stock Option Plan (the “Plan”) terminating the further use of the 1995 Incentive Stock Plan except for the 247,000 options outstanding at May 31, 2007. As of August 31, 2009, options to purchase 1,173,900 shares of common stock were outstanding and 3,185,000 shares of common stock were reserved for future grant. Under the 2007 Plan, options were granted for periods not exceeding 10 years and exercisable four years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. The fair market value of the common stock

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
was determined by the Company’s board of directors. The Company recognized share-based compensation expense for options granted of $250 and $3 for the three-month periods ended August 31, 2009 and 2008, respectively. Following the Company’s initial public offering (See Note 13), the Board of Directors will no longer grant any further awards under the 2007 Plan. All outstanding stock options granted under the 2007 Plan will remain outstanding and subject to their respective terms and the terms of the 2007 Plan.
A summary of the Company’s common stock activity, and related information for the three-month period ended August 31, 2009 is as follows:

			Weighted
			Average
			Exercise
	Options	Options Exercisable	Price
Outstanding, May 31, 2009	939,900	333,944	$6.81
Granted	234,000		13.46
Exercised	—		—
Forfeited	—		—

Outstanding, August 31, 2009	1,173,900	346,125	$8.14

12. Segment Disclosure
The Company’s three segments are:
     Services. This segment provides asset protection solutions in North and Central America with the largest concentration in the United States.
     Products and Systems. This segment designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.
     International. This segment offers services, products and systems similar to those of our other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by our Products and Systems segment.
General corporate services, including accounting, audit, and contract management, are provided to the segments which are reported as intersegment transactions within corporate and eliminations. Sales to the international segment from the products and systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the services and international segments by the products and systems segment are reflected in the operating performance of each segment. All such intersegment transactions are eliminated in corporate and eliminations.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2. Segment income from operations is determined based on internal performance measures used by the Chief Executive Officer, the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for stock-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of depreciation on the corporate office facilities and equipment, administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
Revenues by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.
Selected consolidated financial information by segment for the periods shown was as follows:

	Three Months Ended
	August 31, 2009	August 31, 2008
Revenues
Services	$45,702	$35,788
Products and Systems	3,625	4,035
International	7,751	8,421
Corporate and eliminations	(989)	(1,247)

	$56,089	$46,997

Operating income by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

	Three Months Ended
	August 31, 2009	August 31, 2008
Income from Operations
Services	$3,232	$2,822
Products and Systems	(70)	324
International	1,262	1,975
Corporate and eliminations	(1,638)	(1,432)

	$2,786	$3,689

	Three Months Ended
	August 31, 2009	August 31, 2008
Depreciation and Amortization
Services	$2,874	$2,783
Products and Systems	246	262
International	365	229
Corporate and eliminations	31	13

	$3,516	$3,287

	As of
	August 31, 2009	May 31, 2008
Intangible assets, net
Services	$16,861	$9,686
Products and Systems	1,127	1,127
International	719	710
Corporate and eliminations	841	426

	$19,548	$11,949

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited

	As of
	August 31, 2009	May 31, 2008
Goodwill
Services	$42,269	$37,355
Products and Systems	—	—
International	1,616	1,501
Corporate and eliminations	(214)	(214)

	$43,671	$38,642

	As of
	August 31, 2009	May 31, 2008
Long-lived Assets
Services	$92,883	$75,197
Products and Systems	4,461	4,553
International	5,331	5,137
Corporate and eliminations	3,521	2,717

	$106,196	$87,604

No individual foreign country’s revenues or long-lived assets were material for disclosure purposes.
13. Subsequent Events
The Company evaluated subsequent events through October 7, 2009, the date these financial statements were available for distribution, and updated through October 30, 2009, and determined that there were no other subsequent events requiring disclosure in or adjustment to these financial statements.
          Stock Split
On September 21, 2009, the Board of Directors authorized a 13 for 1 stock split effected in the form of a 100 percent stock dividend. The effective date of this split was September 22, 2009. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.
          Executive Compensation
In September 2009, the Company entered into an employment agreement with our chairman and chief executive officer which includes an option to purchase 1,950,000 shares of our common stock at $13.46 per share.
          Initial Public Offering of Stock
Effective October 8th, 2009, the Company sold 6,700,000 shares of our common stock in an initial public offering which yielded net proceeds of $77,888, after deducting underwriters commissions. The Company used $66,563 million of the net proceeds to repay the outstanding principal balance of the term loan ($25,000), outstanding balance of the revolver ($41,440) and accrued interest thereon ($123) on October 14, 2009.
The pro forma impacts of this transaction as of May 31, 2009 can be found on pages 35-36 of the final prospectus dated October 7, 2009 in connection with the Company’s initial public offering filed with the Securities and Exchange Commission. All of the preferred shares outstanding as of August 31, 2009 balance sheet converted to common stock and all accretion recorded through the redemption price formula will be credited to the Company’s (deficit) equity.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-continued
Unaudited
          Long-Term Incentive Plan
Concurrent with the Company’s initial public offering of Stock the Board of Directors and existing stockholders adopted and approved the 2009 Long-Term Incentive Plan (“2009 Plan”). The Company has reserved up to 2,286,318 shares of common stock for issuance under the 2009 Plan. Awards under the 2009 Plan may be in the form of stock options, restricted stock and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights.
          Acquisitions
The Company has signed two non-binding letters of intent for two acquisitions, which were not significant, individually or in the aggregate.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section.
     The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on October 10, 2009 (“IPO Prospectus”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2009 is referred to as “fiscal 2009), and unless otherwise specified or the context otherwise requires, “Mistras,” “we,” “us,” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries and predecessors.
Overview
     We are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During the first quarter of fiscal 2010, we provided our asset protection solutions to approximately 2,000 customers. As of October 30, 2009, we had approximately 2,100 employees, including 29 Ph.D.’s and more than 100 other degreed engineers and highly-skilled, certified technicians, in 68 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, including petrochemicals, which accounted for approximately 60% of our revenues in the first quarter of fiscal 2010.
     Over the last three fiscal years and during the first quarter of fiscal 2010, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions has, in general, increased, creating demand from which our entire industry has benefited. We have experienced compounded annual revenue growth (CAGR) of 30.7% over the last three fiscal years, including the impact of acquisitions and currency fluctuations. During the same period, revenues from our customers in the oil and gas market, including petrochemicals, historically our largest target market, had a CAGR of 39.0%.

     The global economy is currently in an economic downturn. Global financial markets are continuing to experience disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high unemployment rates, volatility in interest and currency exchange rates and overall uncertainty about economic stability. This economic downturn has negatively impacted our revenues and profitability in fiscal 2009 and the first quarter of fiscal 2010, and may negatively impact our future results if it continues or worsens. However, we believe it has also allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technology in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations. We believe we will be able to derive additional revenues from these strategic investments with favorable gross margins in future periods, which we believe would at least in part offset any further negative revenue impact we incur from the economic downturn during those periods. Also, although some of our customers have delayed turnaround projects and other large-scale inspection projects, they have historically seldom postponed such projects indefinitely, so we expect increased revenues if and when our customers request we complete these projects.
Consolidated Results of Operations
     First quarter of fiscal 2010 Compared to first quarter of fiscal 2009
     Our revenues, gross profit, income from operations and net income for the first quarter of fiscal 2010 and fiscal 2009 were as follows:

	Three Months Ended August 31,
	2009	2008
Revenues	$56,089	$46,997

Gross profit	17,150	16,612

Income from operations	2,786	3,689

Interest expense	1,064	1,011
Loss on extinguishment of debt	169	—

Income before provision for income taxes and noncontrolling interests	1,553	2,678
Provision for income taxes	694	1,060

Net income	859	1,618
Net income attributable to noncontrolling interests	(44)	(101)

Net income attributable to Mistras Group, Inc.	$815	$1,517

     Revenues. Revenues were $56.1 million for the first quarter of fiscal 2010 compared to $47.0 million for the first quarter of fiscal 2008. The increase of $9.1 million, or 19.3%, was attributed to revenue growth in our Services segment offset by decreases in revenues in our other segments. For the first quarter of fiscal 2010, we estimate that this 19.3% growth rate was comprised of organic growth of 11%, acquisition growth of 12%, offset by 4% of adverse exchange rate fluctuations. While our industry has seen some reduction in customers’ discretionary spending, and particularly in their capital projects, due to the economic downturn, our customer base has historically contracted for our solutions, and particularly our Services, on a regular and recurring basis for multiple years at a time. As a result, we believe our overall revenues are less vulnerable to capital project cycles, and provide predictable leverage for growth. We believe we will create additional growth in revenues by acquiring and developing an ever expanding “toolbox” of asset protection solutions that provide differentiated value to our customers.
     While we experienced growth in several of our target markets, notably oil and gas and public infrastructure, there was overall less demand from our other target markets in the first quarter of fiscal 2010 compared to the same quarter of last fiscal year due to the economic downturn. The largest dollar increase was attributable to customers in our oil and gas market, which accounted for approximately 80% of our revenue growth. As a percentage of total revenues, the oil and gas market accounted for approximately 60% of our first quarter revenues compared to approximately 57% in the same quarter last fiscal year. Our top ten customers represented 45% of our revenues for the first quarter of fiscal 2010 compared to 36% for the first quarter of fiscal 2009. One customer accounted for

21% of our first quarter fiscal 2010 revenues compared to 13% in the first quarter of fiscal 2009. No other customer accounted for more than 6% of our revenues in the first quarter of fiscal 2010.
     For the first quarter of fiscal 2010, the sources of our revenues by segment were 81.5% Services, 6.4% Products and Systems, and 13.9% International, less 1.8% of intercompany eliminations. For the same period in fiscal 2009, these were 76.2%, 8.5%, and 17.9%, less 2.6%, respectively.
     In the first quarter of fiscal 2010, the increase in revenues generated by our Services segment of $9.9 million, or 27.7%, was primarily attributable to several new customer projects and from several small acquisitions. Our Products and Systems segment experienced a $0.4 million, or 10.0% decrease in revenues in the quarter compared to the same quarter last fiscal year because of reduced capital equipment spending patterns. Our International segment had 11.8% growth in the local currency of its operations; however, adverse exchange rate fluctuations of $1.7 million caused a net overall decrease in revenues of $0.7 million, or 8.0% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
     Gross profit. Our gross profit was $17.2 million and increased $0.5 million, or 3.2% in the first quarter of fiscal 2010 compared to $16.6 million in the first quarter of fiscal 2009. As a percentage of revenues, our gross profit was 30.6% and 35.3% in the first quarter of fiscal 2010 and fiscal 2009, respectively. The non-depreciation portion of our cost of revenues as a percentage of revenues increased by 4.3 percentage points. This cost increase was primarily due to the large growth in revenues from our Services segment, which has lower margins relative to our other segments. Depreciation expense included in gross profit for the first quarter of fiscal 2010 and 2009 was $2.5 million, or 4.4% of revenues, and $1.9 million, or 4.0% of revenues, respectively.
     Income from operations. Our income from operations of $2.8 million in the first quarter of fiscal 2010 decreased $0.9 million, or 24.5%, compared to the first quarter of fiscal 2009. As a percentage of revenues, for the first quarter of fiscal 2010, our income from operations was 5.0%, compared to 7.8% for the same period in fiscal 2009. Selling, general and administrative expenses included in the determination of income from operations in the first quarter of fiscal 2010 were 23.4% of revenues compared to 23.2% of revenues in the first quarter of fiscal 2009. These costs increased by $2.2 million and included a provision of $0.8 million for bad debt expense related to the remaining receivable of a customer in bankruptcy. The remaining $1.4 million primarily represents additional costs, including personnel, to support our growth from acquisitions and to support several new specialties within our asset protection solutions, or “centers of excellence.” Other increases in our selling, general and administrative expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases as well as additional corporate staff. Depreciation and amortization included in the determination of income from operations for the first quarter of fiscal 2010 and 2009 was $1.0 million, or 1.9% of revenues and $1.4 million, or 3.0% of revenues, respectively. The decrease of $0.4 million was primarily due to lower charges for amortization of intangible assets, primarily customer relationships that were fully amortized in fiscal 2009. Income from operations in our first quarter in fiscal 2010 benefited from a $0.3 million reduction in the amount we were required to pay in final settlement of a class action law suit compared to the $0.1 million in expense we recognized with respect to this matter in the first quarter of fiscal 2009.
     Interest expense. Interest expense was $1.1 million and $1.0 million for the first quarter of fiscal 2010 and 2009, respectively. The slight increase in interest expense in the first quarter of fiscal 2010 compared to the comparable quarter in fiscal 2009 was due to increased borrowing for our acquisitions and leased equipment.
     Loss on Extinguishment of debt. The loss on extinguishment of debt of $0.2 million relates to the write-off of previously deferred costs associated with the refinancing of our senior credit facility in July 2009.
     Income taxes. Income taxes were $0.7 million for the first quarter of fiscal 2010 compared to $1.1 million in the first quarter of fiscal 2009. Our effective income tax rate was 44.7% for the first quarter of fiscal 2009 compared to 39.6% for the first quarter of fiscal 2008. The primary reason for this rate increase relates to the sources of our operating income. In the first quarter of fiscal 2010, a higher percentage of our operating income came from our operations in the United States, which are generally subject to higher tax rates.
     Net income. Our net income for the first quarter of fiscal 2010 of $0.9 million, or 1.5% of our revenues, was $0.8 million less than our net income for first quarter of fiscal 2009, which was $1.6 million, or 3.4% of revenues. After the impacts of our noncontrolling interests, net income attributable to Mistras for the first quarter of fiscal 2010 and 2009 was $0.8 million, or 1.5% of revenues, and $1.5 million, or 3.2% of revenues, respectively. The decrease in net income of $0.7 million, or 46.3%, was primarily the result of a $2.2 million increase in selling, general and administrative costs, including the $0.8 million additional bad debt provision, offset by the $0.5 million increase in gross profit, the $0.3 million reduction in the amount we paid in settlement of a lawsuit, a $0.3 million reduction in other operating costs, and a $0.4 million lower provision for income taxes.
     Segment Data

	Three Months Ended
	August 31, 2009	August 31, 2008
	(In thousands)
Revenues[1]
Services	$45,702	$35,788
Products and Systems	3,625	4,035
International	7,751	8,421
Corporate and eliminations	(989)	(1,247)

	$56,089	$46,997

(1)	Revenues by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

	Three Months Ended
	August 31, 2009	August 31, 2008
	(In thousands)
Gross Profit:
Services	$12,528	$10,630
Products and Systems	1,688	1,962
International	3,046	4,102
Corporate and eliminations	(112)	(82)

	$17,150	$16,612

	Three Months Ended
	August 31, 2009	August 31, 2008
	(In thousands)
Income from Operations
Services	$3,232	$2,822
Products and Systems	(70)	324
International	1,262	1,975
Corporate and eliminations	(1,638)	(1,432)

	$2,786	$3,689

	Three Months Ended
	August 31, 2009	August 31, 2008
	(In thousands)
Depreciation and Amortization
Services	$2,874	$2,783
Products and Systems	246	262
International	365	229
Corporate and eliminations	31	13

	$3,516	$3,287

     Segment Results for First quarter of Fiscal 2010 and 2009
     Segment discussions that follow provide supplemental information regarding the significant factors contributing to the changes in results for each of our business segments.

Services
     Revenues. In the first quarter of fiscal 2010, our Services segment revenues were $45.7 million, which is an increase of $9.9 million, or 27.7%, compared to $35.8 million for the first quarter of fiscal 2009. The increase was evenly divided between organic growth and growth from several small acquisitions. The organic growth was largely driven by increased customer demand for our mechanical integrity and software maintenance services, as well as several new multi-year contracts. Compared to the first quarter in fiscal 2009, there was lower demand for our services inspecting pipelines and industrial parts due to the weaker economy. During the first quarter of fiscal 2010, we experienced minor pricing pressure and lost some business that we had in the first quarter of fiscal 2009 solely due to competition on price. The oil and gas industry accounted for approximately 66% of our segment revenues during the first quarter of fiscal 2010 compared to approximately 62% for the same quarter in the prior fiscal year. Our top ten customers accounted for approximately 55% of our segment revenues during the first quarter of fiscal 2010 compared to 44% for the same quarter in the prior fiscal year. Only one customer represented over 7% of our segment revenues in either quarter. Under different contracts and at multiple sites, this one customer represented 26% and 17% of our segment revenues for the first quarter of fiscal 2009 and 2008, respectively.
     Gross profit. For the first quarter of fiscal 2010, our segment gross profit was $12.5 million, or 27.4% of segment revenues. This compares to $10.6 million, or 29.7% of segment revenues, for the first quarter of fiscal 2009. For the first quarter of fiscal 2010, our cost of segment revenues excluding depreciation expense was 68.3% compared to 66.0% for the same quarter in fiscal 2009. The 2.3 percentage point decrease in our segment gross profit was attributed primarily to a lower volume of pipeline work in the quarter due to the economy, some price sensitivity and start-up costs incurred on a new multi-year contract. As a percentage of revenues, we did decrease our non-billable time by 28%, due to the significant amounts of non-billable time we spent in the first quarter of fiscal 2009 on training, including the development of several “centers of excellence”. Our non-billable time in the first quarter of fiscal 2010 was still above historical levels, but we expect such time will further decline in our historically stronger second quarter. For the first quarter of fiscal 2010 and 2009, depreciation expense included in segment gross profit was $2.0 million, or 4.3% of revenues, and $1.5 million, or 4.3% of revenues, respectively.
     Income from operations. Our Services segment income from operations during the first quarter of fiscal 2010 and 2009 was $3.2 million, or 7.1% of revenues, and $2.8 million, or 7.9% of revenues, respectively. Our higher cost of revenues on a percentage basis and selling, general and administrative expenses in this segment eroded the benefit of higher segment revenues. In this segment, our first fiscal quarter is historically our slowest and the increased base of fixed costs due to our recent growth kept both gross and operating margins lower. Selling, general and administrative expenses in our Services segment for the first quarter of fiscal 2010 and 2009 were 19.0% and 18.0% of segment revenues, respectively. The increase from the same period last fiscal year was $2.2 million. The major increases included a provision of $0.8 million for bad debt expense related to changes in our collectability estimate for a large customer bankruptcy, which is now fully reserved. The remaining $1.4 million was primarily costs associated with additional infrastructure to support our growth, including several new locations obtained through our acquisitions, and costs to develop and support our centers of excellence. Our acquisitions in fiscal 2009 and the first quarter of fiscal 2010 accounted for approximately $0.7 million, or 57.1% of this increase. The remaining $0.7 million of the net increase in our segment selling, general and administrative expenses included higher compensation and benefit expenses over the quarter from normal salary increases, additional corporate staff and professional fees. In the first quarter of fiscal 2010, segment depreciation and amortization expense used in determining segment income from operations decreased $0.3 million to $0.9 million, or 2.0% of segment revenues from $1.2 million, or 3.5% of segment revenues in the first quarter of fiscal 2009.
Products and Systems
     Revenues. In the first quarter of fiscal 2010, our Products and Systems segment revenues were $3.6 million compared to $4.0 million for the first quarter of fiscal 2009. The $0.4 million, or 10.0% decrease in our first quarter segment revenues was caused by slower capital spending by our customers due to continuing concerns over the economy; however, we did sell a large imaging system for use in the aerospace industry. Segment revenues from the United States, internationally and our foreign subsidiaries were all lower than the same period last year. Although requests for proposals from our customers remained at a reasonable levels throughout the quarter, our segment sales cycles appears to have lengthened. We also expanded our sales distribution channels by hiring additional industry -focused sales representatives, but do not anticipate any significant increase in segment revenues from these investments until later in the fiscal year.

     Gross profit. For the first quarter of fiscal 2010, our Products and Systems segment gross profit was $1.7 million, or 46.6% of segment revenues. This compares to $2.0 million, or 48.6% of revenues for the first quarter of fiscal 2009. Our segment gross profit in the first quarter of fiscal 2010 was lower due to the decrease in overall sales volume and our sale of a larger percentage of lower margin products and systems. Depreciation expense used in determining segment gross profit for the first quarter of fiscal 2010 and 2009 was $0.2 million, or 5.3% of revenues, and $0.2 million, or 4.4% of revenues, respectively.
     Income from operations. Our Products and Systems segment loss from operations during the first quarter of fiscal 2010 was $0.1 million, or 1.9% of segment revenues, compared to income from operations of $0.3 million, or 8.0% of revenues for the first quarter of fiscal 2009. In addition to a $0.3 million decline in the gross profit in this segment, our selling, general and administrative expenses in this segment increased by $0.1 million, primarily due to higher compensation costs and marketing expense. For the first quarter of fiscal 2010 and 2009, these costs as a percentage of segment revenues were 33.7% and 27.0%, respectively. The depreciation and amortization expense in determining segment income from operations was $0.1 million, or 1.5% of segment revenues, and $0.1 million, or 2.1% of segment revenues for the first quarter of fiscal 2010 and 2009, respectively.
International
     Basis of Reporting. Our International segment’s reporting year end is April 30, while our and our other segments’ year ends are May 31. Similarly, all three month reporting periods reflect a lag of one month. For example, for the international segment, the reported first quarter of fiscal 2010 represents the three months ended July 31. Historically, the effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position has not been significant.
     Revenues For the first quarter of fiscal 2010, our International segment revenues were $7.8 million, which was a decrease of $0.7 million, or 8.0%, compared to $8.4 million for the first quarter of fiscal 2009. On a local currency basis, our international segments had growth of 11.8%, of which we estimate 4% was organic and 8% was from acquisitions. Adverse exchange rate fluctuations offset this growth, and reduced segment revenues by $1.7 million, or 19.7%. All of this decrease was attributed to the strengthening of the U.S. dollar compared to most of the currencies of countries in which our international subsidiaries operate. The foreign exchange impacts reduced segment revenues 19.7% and resulted in $1.7 million less in segment revenues on a comparable quarter basis. As a result, the translation of the amounts of non-dollar-denominated transactions into dollars has resulted in decreases to all line items in our segment statement of operations, including the segment revenue decreases.
     On a local currency basis, our United Kingdom subsidiary and South American subsidiaries achieved growth in revenues in the first quarter of fiscal 2010 compared to the same quarter in fiscal 2009 of 34.6% and 49.9%, respectively. However, this growth was entirely offset by adverse exchange rate fluctuations. Revenues attributed to Russia, France and Japan were lower than in the prior year quarter, and revenues from our Japanese operations were impacted most adversely due to the economic downturn.
     Gross profit. For the first quarter of fiscal 2010, International segment gross profit was $3.0 million and was 39.3% of our revenues in our International segment. This compares to $4.1 million or 48.7% for the first quarter of fiscal 2009. As a percentage of segment revenues, the 9.4 percentage point gross profit erosion is primarily due to lower products and systems sales, which have higher margins, as well as the adverse exchange rate fluctuations. There also was in increase in costs for several customer projects. The net dollar increase in all our segment cost of our revenues, excluding depreciation, was $0.2 million. Depreciation expense used in determining our segment gross profit for the first quarter of fiscal 2010 and 2009 was $0.3 million, or 4.0% of segment revenues, and $0.1 million, or 1.6% of segment revenues, respectively.
     Income from operations. Income from operations from our International segment for the first quarter of fiscal 2010 and 2009 was $1.3 million and $2.0 million, respectively. As a percentage of segment revenues, segment income from operations was 16.3% and 23.5% in the first quarter of fiscal 2010 and 2009, respectively. These decreases were attributed to our decreased segment revenues and the continuing fixed costs of this segment. Selling, general and administrative expenses, the largest factor in determining segment income from operations for the first quarter of fiscal 2010 and 2009, were $1.7 million, or 22.0% of segment revenues, and $2.0 million, or 23.6% of segment revenues, respectively. There was a small increase in these expenses on a local currency basis due to the additional infrastructure related to a small acquisition in Holland that was completed on September 1, 2008, as well as additional costs incurred in France and Brazil for additional personnel and training.

     Corporate and Eliminations
     The elimination in revenues and cost of revenues primarily relates to the accounting elimination of revenues from sales of our Products and Systems segment to the International segment. The other major item in the corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing and certain training and other similar costs. As a percentage of our total revenues, these costs were 2.7% and 2.9% of total revenues for first quarter of fiscal 2010 and 2009, respectively. On a dollar basis, these costs increased $0.2 million, which approximates the $0.3 million increase recorded for stock compensation during the first quarter of fiscal 2010.
Liquidity and Capital Resources
     Overview
     We have primarily funded our operations through the issuance of preferred stock in a series of financings, bank borrowings, capital lease financing transactions, the issuance of our common stock in our initial public offering and cash provided from operations. We have used these proceeds to fund our operations, develop our technology, expand our sales and marketing efforts to new markets and acquire small companies or assets, primarily to add certified technicians and enhance our capabilities and geographic reach. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, borrowings under our credit agreement and the net proceeds from this offering will be sufficient to meet our anticipated cash needs over the next 12 months.
     Cash Flows from Operating Activities
     During the first quarter of fiscal 2010, cash provided by our operating activities was $4.5 million, an increase of $1.8 million from the first quarter of fiscal 2009. Positive operating cash flow was primarily attributable to net income of $0.8 million, depreciation and amortization of $3.5 million, non-cash provision for doubtful accounts of $0.9 million and non-cash stock compensation expense of $0.3 million. These were offset by $1.5 million of cash used by operating assets and liabilities. In the first quarter of fiscal 2009, positive operating cash flow was due to net income of $1.5 million and depreciation and amortization of $3.3 million offset by $2.1 million of cash used by operating assets and liabilities.
     Cash Flows from Investing Activities
     During the first quarter of fiscal 2010, cash used in investing activities was $14.4 million compared to $7.0 million from the first quarter of fiscal 2009. Cash purchases of property, plant and equipment were $0.4 million and were primarily related to equipment used by our technicians in our Services segment. Cash used in investing activities also included our acquisition of two asset protection businesses for cash payments aggregating $14.0 million. The acquisitions were for strategic market expansion, specifically in guided ultrasonic testing of underground piping. Assets and liabilities of the acquired businesses were included in the consolidated balance sheet as of August 31, 2009 based on their estimated fair value as determined in a preliminary purchase price allocation. The preliminary purchase price allocation includes a $0.7 million liability for the estimated fair value of contingent consideration expected to be payable based upon one of the acquired companies reaching specific performance metrics over the next three years of operation. See Note 3 to the unaudited consolidated financial statements included elsewhere in this quarterly report.
     Cash used in investing activities for the first quarter of fiscal 2009 was $6.7 million, of which $1.5 million was for cash purchases of property, plant and equipment and $5.2 million was related to acquisitions of asset protection businesses.
     Cash Flows from Financing Activities
     Net cash provided by financing activities was $10.4 million for the first quarter of fiscal 2010, an increase of $4.1 million from the first fiscal quarter of 2009. Total repayments of long-term debt of $38.0 million were comprised of the repayment of $36.4 million of the term loan in connection with the July refinancing of the former credit facility, and $1.6 million of principal payments for seller notes and other debt assumed in acquisitions. Borrowings of long-term debt of $25.0 million reflect the new term loan assumed in the July refinancing. Net borrowings against the revolver of $25.3 million include repayment of the revolver under the former facility and new borrowings under the terms of the new credit agreement. Additionally, capital lease principal payments were $1.4 million and debt issuance costs were $0.5 million.

     Net cash provided by financing activities in the first quarter of fiscal 2009 was $6.3 million comprised of $20.0 million in borrowings of long-term debt associated with the July 2008 amendment of our former credit agreement, $9.6 million in net repayments of our former revolver, $2.9 million in long-term principal repayments, and $0.9 million in capital lease principal payments.
     Effective October 8, 2009, we sold 6,700,000 shares of our common stock in an initial public offering which yielded net proceeds of $77.9 million after deducting underwriters commissions. We used $66.6 of the net proceeds to repay the outstanding balances of the term loan and revolving credit line under our senior credit facility. As of October 30, 2009 we have $55 million available to us under the terms of the revolving credit line.
     Effect of Exchange Rate on Changes in Cash
     For the first quarter of fiscal 2009 and 2008, the effect of exchange rate changes on cash was a negative impact of $0.2 million and $0.1 million, respectively.
Cash balance and credit facility borrowings
     Cash and cash equivalents at August 31, 2009 and May 31, 2009 were $6.0 million and $5.7 million, respectively. Financing for our operations consists primarily of bank borrowings, capital lease financing and cash provided from operations which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs.
     On July 22, 2009, in connection with the refinancing of our former credit facility, we entered into our current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. Borrowings under our credit agreement currently bear interest at the LIBOR or base rate, at our option, plus an applicable margin ranging from 0% to 3.25% and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it applicable. The outstanding principal and accrued interest under the term loan was to mature on July 21, 2012, but was instead repaid from the proceeds of our initial public offering on October 14, 2009. Borrowings made under the revolving credit facility are payable at the same time. The credit agreement contains various financial and other covenants. At August 31, 2009, we were in compliance with the terms of the credit agreement. In connection with the refinancing we expensed $0.2 million of deferred financing costs related to our former credit facility. Additionally, we capitalized $0.5 million of legal and bank fees associated with the new credit agreement, which are being amortized over the term of the new credit agreement. See Note 8 to the unaudited consolidated financial statements included elsewhere in this quarterly report.
     Our credit agreement also contains financial and other covenants limiting our ability to, among other things, create liens, make investments and certain capital expenditures, incur more indebtedness, merge or consolidate, acquire other companies, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. Our credit agreement also contains financial covenants that require us to maintain the following:
•	a minimum EBITDA, as defined in our credit agreement, of $37.5 million in fiscal 2010, $40 million in fiscal 2011 and $45 million in fiscal 2012;

•	a minimum debt service coverage ratio, or the ratio of: (A) EBITDA, as defined in our credit agreement, less cash taxes, dividends, cash distributions, withdrawals and other distributions paid or made, to (B) the sum of: (i) the current portion of long-term liabilities, including any conditional payments due under any earn-out agreements deemed due and owing, (ii) the current portion of capitalized lease obligations, and (iii) interest expense on all obligations repaid, in each case, during the preceding 12 months, of at least 1.10 to 1.0 in fiscal 2010, at least 1.15 to 1.0 in fiscal 2011, at least 1.20 to 1.0 in fiscal 2012; and,

•	a funded debt leverage ratio, or the ratio of: (A) all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long term liabilities, other than the capitalized lease on our headquarters, to (B) EBITDA, as defined in our credit agreement, not exceeding: 3.0 to 1.0 during the first and second quarters of fiscal 2010, 2.5 to 1.0 in the third and fourth quarters of fiscal 2010 and in the first quarter of fiscal 2011, or 2.25 to 1.0 in the second quarter of fiscal 2011 and thereafter.

     EBITDA, as defined in our credit agreement, means, for any period: (A) our net income less (B) our income (or plus loss) from discontinued operations and extraordinary items, plus (C) income tax expenses, plus (D) interest expense, plus (E) depreciation, deletion and amortization (including non-cash loss on retirement of assets), plus (F) stock option expense, less (G) cash expense related to stock options, plus (H) certain amounts as a result of our completion of acquisitions after the date of our credit agreement, plus (I) up to $2.1 million for amounts we expended settling a specific lawsuit, plus (J) amounts expended by us in connection with this offering, plus (K) amounts expended by us in connection with negotiating and closing the initial borrowings under our credit agreement, all as adjusted for certain historical expenses, accounting adjustments and other non-cash charges, subject to the approval of certain of our lenders.
Off-balance sheet arrangements
     During the first quarter of fiscal 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
     We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. Dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had $0.7 million of foreign currency translation losses in other comprehensive income for the first quarter of fiscal 2009. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.
Interest Rate Sensitivity
     The interest rate on our revolving credit facility is variable. Accordingly, to the extent that we borrow under this facility, we are exposed to the risks associated with increases in interest rates under the facility.
     In 2007, we entered into two interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. At August 31, 2009, the notional amount of our swaps was $16.0 million.
     We had cash and cash equivalents of $6.0 million at August 31, 2009. These amounts are held for working capital purposes and were invested primarily in short-term interest-bearing accounts. In addition, the remaining net proceeds of our initial public offering are invested in short-term, money market funds. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.
Fair Value of Financial Instruments
     We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.
ITEM 4. Controls and Procedures
     Limitations on Effectiveness of Control.
     Our management, including the principal executive and financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of our control system reflects the fact that there are resource constraints and the benefits of such controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of management’s assessments of the current effectiveness of our disclosure controls and procedures and its internal control over financial reporting are subject to risks. However, our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of our control system are met.
     Evaluation of Disclosure Controls and Procedures.
     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which is further described below.
     Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2009, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     We intend to regularly review and evaluate the design and effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.
     Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of fiscal 2010.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
     None.
ITEM 1.A. Risk Factors
     In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed under the “Risk Factors” section included in the IPO Prospectus. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the IPO Prospectus.
     Our actual operating results may differ significantly from our guidance.
     From time to time, we may release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, is based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
     Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.
     Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our common stock.
     Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances discussed under the “Risk Factors” in the IPO Prospectus and in this quarterly report on Form 10-Q could result in the actual operating results being different from our guidance, and such differences may be adverse and material.
ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds
     (a) Sales of Unregistered Securities
     None.

     (b) Use of Proceeds from Public Offering of Common Stock
     On October 7, 2009, the SEC declared effective our registration statement on Form S-1 (File No. 333-151559) in connection with our IPO, pursuant to which we registered the offering and sale by us of 6,700,000 shares of common stock and sale by certain selling stockholders of 3,300,000 shares of common stock (including the underwriters’ over-allotment option of 1,300,000 shares of common stock) at a public offering price of $12.50 per share. The offering closed on October 14, 2009. The managing underwriters were J.P. Morgan, Credit Suisse and Bank of America Merrill Lynch.
     As a result of the offering, we received net proceeds of approximately $77.9 million, after deducting underwriting discounts and commissions of $5.9 million. Concurrent with the closing we used $66.6 million of the net proceeds to prepay in full amounts outstanding under our term loan, revolving credit facility and accrued interest thereon, or $25.0 million, $41.5 million and $0.1 million, respectively. We anticipate that we will use the remaining net proceeds from our IPO for additional offering-related expenses that have not yet been paid, working capital and other general corporate purposes, which may include the acquisition of businesses. We do not, however, have agreements or binding commitments for any specific acquisitions at this time. Pending such uses, we have invested the net proceeds in short-term money market accounts.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Effective as of August 31, 2009, our stockholders approved the following matters by written consent: (1) a certificate of amendment to our prior certificate of incorporation to increase the number of shares issuable pursuant to service provider stock purchase or option plans that are exempt from the anti-dilution provisions of our preferred stock, (2) an amendment to the 2007 Stock Option Plan to increase the number of shares issuable under the such plan from 56,974 shares to 245,000 shares, (3) the waiver of anti-dilution adjustments to the conversion price of our preferred stock and preemptive rights triggered by any prior issuance of securities by us prior to the date of such waiver, and (4) the terms of our employment agreement with Dr. Vahaviolos. 1,519,906 shares of our capital stock were eligible to vote on these matters. These matters were approved by the written consent of stockholders holding an aggregate of 1,377,462 shares of our capital stock. Stockholders holding an aggregate of 142,444 shares of our capital stock did not consent to these matters.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits

Exhibit
No.	Description
31.1 *	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ paul peterik
Paul Peterik
Chief Financial Officer (Principal financial officer and duly authorized to sign on behalf of the registrant)

Date: October 30, 2009

EXHIBIT INDEX

Exhibit
No.	Description
31.1 *	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2 *	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1 *	Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.