Form 10-Q
period 2009-11-30
Mistras Group, Inc.
filed 2010-01-12
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

☒	Yes	☐	No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

          As of January 6, 2010, the registrant had 26,458,778 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
November 30, 2009 and May 31, 2009

	November 30, 2009	May 31, 2009

	(In thousands, except for share and per share information)

ASSETS
Current assets
Cash and cash equivalents	$14,553	$5,668
Accounts receivable, net	50,415	39,509
Inventories, net	12,690	11,509
Deferred income taxes	1,603	1,593
Prepaid expenses and other current assets	5,996	5,391

Total current assets	85,257	63,670
Property, plant and equipment, net	38,252	33,592
Intangible assets, net	18,463	11,949
Goodwill	43,955	38,642
Other assets	2,012	3,421

Total assets	$187,939	$151,274

LIABILITIES, PREFERRED STOCK AND EQUITY (DEFICIT)

Current liabilities
Current portion of long-term debt	$7,733	$14,390
Current portion of capital lease obligations	5,165	4,981
Accounts payable	4,758	2,797
Accrued expenses and other current liabilities	17,656	18,340
Income taxes payable	6,980	3,600

Total current liabilities	42,292	44,108
Long-term debt, net of current portion	8,564	51,861
Obligations under capital leases, net of current portion	10,349	9,544
Deferred income taxes	1,427	1,199
Other long-term liabilities	1,173	1,246

Total liabilities	63,805	107,958

Commitments and contingencies (Note 11)

Preferred stock, 1,000,000 shares authorized
Class B Convertible Redeemable Preferred Stock, $0.01 par value, 221,205 shares issued and outstanding	—	38,710
Class A Convertible Redeemable Preferred Stock, $0.01 par value, 298,701 shares issued and outstanding	—	52,273

Total preferred stock	—	90,983

Equity (deficit)
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,458,778 shares issued and outstanding as of November 30, 2009 and 35,000,000 shares authorized, 13,000,000 shares issued and outstanding as of May 31, 2009	265	130
Additional paid-in capital	160,457	917
Retained Earnings (Accumulated deficit)	(36,507)	(47,376)
Accumulated other comprehensive loss	(365)	(1,583)

Total Mistras Group, Inc. stockholders’ equity (deficit)	123,850	(47,912)
Noncontrolling interest	284	245

Total equity (deficit)	124,134	(47,667)

Total liabilities, preferred stock and equity (deficit)	$187,939	$151,274

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008

	(In thousands except for shares and per share information)
Revenues:
Services	$66,862	$54,213	118,518	$96,743
Products	5,037	5,062	9,470	9,529

Total revenues	71,899	59,275	127,988	106,272

Cost of Revenues:
Cost of services	44,506	33,877	78,875	60,470
Cost of goods sold	1,742	1,799	3,841	3,732
Depreciation of services	2,435	1,863	4,715	3,546
Depreciation of products	200	198	391	374

Total cost of revenues	48,883	37,737	87,822	68,122

Gross profit	23,016	21,538	40,166	38,150
Selling, general and administrative expenses	13,686	11,153	26,819	22,048
Research and engineering	449	481	932	945
Depreciation and amortization	1,214	798	2,259	2,226
Legal settlement	—	1,915	(297)	2,051

Income from operations	7,667	7,191	10,453	10,880
Other expenses
Interest expense	1,017	1,578	2,081	2,589
Loss on extinguishment of long-term debt	218	—	387	—

Income before provision for income taxes and noncontrolling interest	6,432	5,613	7,985	8,291
Provision for income taxes	2,875	2,290	3,569	3,350

Net income	3,557	3,323	4,416	4,941
Net (income) loss attributable to noncontrolling interests	5	(88)	(39)	(189)

Net income attributable to Mistras Group, Inc.	3,562	3,235	4,377	4,752
Accretion of preferred stock	6,499	(13,691)	6,499	(14,115)

Net income (loss) attributable to common stockholders	$10,061	$(10,456)	10,876	(9,363)

Earnings per common share:
Basic	0.48	(0.80)	0.64	(0.72)
Diluted	0.14	(0.97)	0.19	(0.91)
Weighted average common shares outstanding:
Basic	20,986,528	13,000,000	16,971,443	13,000,000
Diluted	24,993,493	16,883,113	22,980,305	16,883,113

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity (Deficit)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Total	Income (Loss)

(In thousands, except for share information)

Balance at May 31, 2009	13,000,000	$130	$917	$(47,376)	$(1,583)	$245	$(47,667)
Net income				815		44	859	$859
Foreign currency translation adjustment					741		741	741
Stock compensation			250				250

Balance August 31, 2009	13,000,000	130	1,167	(46,561)	(842)	289	(45,817)	1,600
Accretion of preferred stock				6,499			6,499
Issuance of common stock upon conversion of class A & B preferred stock	6,758,778	68	20,789	—			20,857
Reversal of stock accretion upon conversion of preferred stock to common stock net of accretion adjustment			63,627				63,627
Issuance of common stock from initial public offering, net	6,700,000	67	74,091	—			74,158
Net income				3,562		(5)	3,557	3,557
Foreign currency translation adjustment					477		477	477
Stock compensation			783				783
Other				(7)			(7)

Balance November 30, 2009	26,458,778	$265	$160,457	$(36,507)	$(365)	$284	$124,134	$5,634

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended November 30, 2009 and 2008

	Six months ended November 30,
	2009	2008

	(In thousands)
Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$4,377	$4,752
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,365	6,146
Deferred income taxes	—	79
Provision for doubtful accounts	919	263
Loss on extinguishment of long-term debt	387	—
Loss (gain) on sale of assets disposed	73	(70)
Amortization of deferred financing costs	122	98
Stock compensation expense	1,033	46
Noncash interest rate swap	(310)	171
Noncontrolling interest	39	189
Unrealized foreign currency gain	(360)	(293)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(11,015)	(10,816)
Inventories	(146)	(1,016)
Prepaid expenses and other current assets	(481)	(496)
Other assets	2,488	652
Accounts payable	1,891	(198)
Income taxes payable	3,335	(1,241)
Accrued expenses and other current liabilities	(1,097)	2,152

Net cash provided by operating activities	8,620	418

Cash flows from investing activities
Purchase of property, plant and equipment	(591)	(2,331)
Purchase of intangible asset	(236)	(479)
Acquisition of businesses	(14,350)	(8,220)
Proceeds from sale of equipment	128	289

Net cash used in investing activities	(15,049)	(10,741)

Cash flows from financing activities
Repayment of capital lease obligations	(3,172)	(2,005)
Repayments of long-term debt	(64,702)	(5,882)
Net payments against revolver	(15,505)	(1,770)
Borrowings from long-term debt	25,000	20,000
Debt issuance costs	(449)	—
Proceeds from issuance of common stock	74,147	—

Net cash provided by financing activities	15,319	10,343

Effect of exchange rate changes on cash	(5)	813

Net change in cash and cash equivalents	8,885	833
Cash and cash equivalents
Beginning of period	5,668	3,555

End of period	14,553	4,388

Supplemental disclosure of cash paid
Interest	2,214	2,195
Income taxes	176	4,712
Noncash investing and financing
Equipment acquired through capital lease obligations	4,089	4,098
Issuance of notes payable and other debt obligations primarily related to acquisitions	5,398	5,893

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
November 30, 2009 and 2008
(in thousands, except share and per share data)

1.     Description of Business & Basis of Presentation

          Description of Business

Mistras Group, Inc. and subsidiaries (“Mistras,” the “Company,” “we,” “us” and “our”) is a leading global provider of proprietary, technology-enabled, asset protection solutions, which combine the skill and experience of certified technicians, engineers and scientists with non-destructive testing (NDT), mechanical integrity services, and plant conditioning monitoring software and systems (PCMS), to evaluate the structural integrity of critical energy, industrial and public infrastructure. The Company serves a global customer base, including companies in the oil and gas, power generation and transmission, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

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

          Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2009 did not identify any instances of impairment and there were no events through November 30, 2009 that warranted a reconsideration of our impairment test results.

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

The Company has one major customer with multiple business units that accounted for 18.5% and 16.2% of revenues for the three-months ended November 30, 2009 and 2008, respectively, and 19.7% and 14.8% of revenues for the six-months ended November 30, 2009 and 2008, respectively. Accounts receivable from this customer were $8,309 at November 30, 2009 and $7,228 at May 31, 2009.

          Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

FASB ASC 805 Business Combinations (“ASC 805”). Effective June 1, 2009, the Company adopted ASC 805, which applies to all business combinations, including combinations among mutual entities and combinations by contract alone. ASC 805 requires that all business combinations will be accounted for by applying the acquisition method. This guidance significantly changes the accounting for business combinations both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•

In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

•

Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

•

Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs will generally be expensed. Such costs were previously treated as costs of the acquisition.

FASB ASC 810 Consolidation (“ASC 810”). The Company adopted an amendment to ASC 810, on June 1, 2009 which requires the Company to classify the accumulated amount of noncontrolling interests (previously referred to as “minority interest”) as part of stockholders’ (deficit) equity ($284 at November 30, 2009 and $245 at May 31, 2009). Previously this was classified outside of stockholders’ (deficit) equity. In addition to the financial reporting changes, ASC 810 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in stockholders’ equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

FASB ASC 855 Subsequent Events (“ASC 855”). The Company adopted ASC 855 during the first quarter of fiscal 2010. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s results of operations or financial position.

FASB ASC 820-10-50. In April 2009, the FASB issued guidance regarding disclosures about fair value of financial instruments. ASC 820-10-50 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and is effective for interim and fiscal periods ending after June 15, 2009. The Company adopted ASC 820-10-50 in the quarter ending August 31, 2009. ASC 820-10-50 requires additional disclosure only and therefore did not impact the Company’s results of operations or financial position. See Note 10 for information related to the fair value of the Company’s financial instruments.

FASB ASU 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the allocation of consideration in multiple deliverable arrangements to be more reflective of the transaction’s economics and may result in earlier revenue recognition. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the early adoption option and does not anticipate that the adoption would have a material impact to the consolidated financial statements.

3.     Capitalization

On September 21, 2009, the Board of Directors approved an increase in the total authorized shares of common stock from 2,000,000 to 35,000,000 and authorized a 13 for 1 stock split effected in the form of a stock dividend. The effective date of this split was September 22, 2009. All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented.

On October 14, 2009, the Company completed its initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares. The net proceeds to the Company were $74,147, after deducting underwriters’ commissions and other offering expenses. The Company used $66,563 of the net proceeds to repay the outstanding principal balance of the term loan ($25,000), outstanding balance of the revolver ($41,440) and accrued interest thereon ($123) on October 14, 2009. In connection with the term debt repayment the Company expensed $218 of deferred financing costs during the second quarter ended November 30, 2009.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

All of the preferred shares outstanding as of the offering converted to common stock and all accretion recorded through the redemption price formula were credited to additional paid-in capital.

4.     Acquisitions

All acquisitions were for strategic market expansion. These acquisitions were not significant, individually or in the aggregate and no pro forma information is presented. Assets and liabilities of the acquired businesses were included in the consolidated balance sheet as of November 30, 2009 based on their estimated fair value as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. Results of operations for the period from acquisition date are reported in the Company’s services segment.

On November 4, 2009, the Company acquired the assets of an asset protection business for $650 comprised of $350 in cash and a $300 subordinated note payable over 24 months with an annual interest rate of 4%.

On July 23, 2009, the Company acquired the assets of two asset protection businesses for $19,098, comprised of $14,000 in cash, a $3,000 subordinated note payable over 48 months with an annual interest rate of 4% and $2,500 in other debt payable over 36 months. The Company discounted the subordinated note payable and other debt in the amount of $402 to reflect a 6.5% imputed interest rate. In addition to the cash and debt consideration, the Company accrued a liability of $687 for the estimated fair value of contingent consideration expected to be payable based upon one of the acquired companies reaching specific performance metrics over the next three years of operation. The potential contingent consideration ranges from zero to $1,000 and is payable in three annual installments based upon operational performance for the twelve-month periods ended July 31, 2010, 2011 and 2012.

The table below summarizes the preliminary purchase price allocation for all acquisitions:

Total cost:
Cash paid	$14,350
Subordinated notes issued, net of discount	3,136
Other consideration, net of discount	2,262

$19,748

Current assets acquired	$2,005
Property, plant and equipment	5,124
Intangibles, primarily customer lists	8,239
Goodwill	5,067
Contingent purchase price accrued	(687)

$19,748

The intangibles are being amortized over 2-7 years, with customer lists being amortized over 7 years. The goodwill of $5,067 resulting from the acquisition arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits derived from the assembled workforce of the acquisitions. The goodwill recognized is expected to be deductible for tax purposes. The remaining change in consolidated goodwill is due to foreign currency translation.

Transactional expenses for these acquisitions were $134 and $35 for the first and second quarter of fiscal 2010, respectively and are included in selling general and administrative expenses.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

5.     Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful Life in Years	As of November 30, 2009	As of May 31, 2009

Land		$1,304	$1,295
Buildings and improvement	30-40	10,216	10,187
Office furniture and equipment	5-8	1,625	1,450
Machinery and equipment	5-7	61,743	51,903

		74,888	64,835
Accumulated depreciation and amortization		36,636	31,243

		$38,252	$33,592

6.     Accounts Receivable and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

Balance, May 31, 2009	$3,303
Provision for major customer bankruptcy	767
Provision for doubtful accounts	152
Write-offs, net of recoveries	(130)
Foreign currency translation	32

Balance, November 30, 2009	$4,124

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

7.     Inventories

Inventories consist of the following:

	As of November 30, 2009	As of May 31, 2009

Raw materials	$2,647	$2,832
Work in process	1,782	1,782
Finished goods	2,824	2,635
Supplies	5,437	4,260

	$12,690	$11,509

Inventories are net of reserves for slow-moving inventory of $657 at November 30, 2009 and $577 at May 31, 2009.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

8.     Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of November 30, 2009	As of May 31, 2009

Accrued salaries, wages and related employee benefits	$8,315	$5,992
Other accrued expenses	3,206	6,111
Accrued worker compensation and health benefits	5,143	4,823
Deferred revenues	992	1,414

Total	$17,656	$18,340

9.     Long-Term Debt

Long-term debt consists of the following:

	As of November 30, 2009	As of May 31, 2009

Senior credit facility
Revolver	$—	$15,505
Term loans	—	36,319
Notes payable	12,763	12,113
Other	3,534	2,314

	16,297	66,251
Less: Current maturities	7,733	14,390

Long-term debt, net of current maturities	$8,564	$51,861

          Senior Credit Facility

On July 22, 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25,000 term loan and a $55,000 secured revolving credit facility. The proceeds from this transaction were used to repay the outstanding indebtedness of the former credit facility and to fund acquisitions.

As described in Note 3, the outstanding principal balance of the term loan was subsequently repaid in connection with the Company’s initial public offering and may not be re-borrowed under the current credit agreement. The Company also repaid the outstanding balance of the revolving credit facility but may re-borrow at any time. Borrowings made under the revolving credit facility are payable on July 21, 2012. In December 2009, the Company signed an amendment to its current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio and the procedures for obtaining lender approval for acquisitions.

Under the amended agreement, borrowings under the credit agreement currently bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable libor margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0% and 1.0%, if the lenders determine it applicable.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

The credit agreement also contains financial and other covenants limiting our ability to, among other things, create liens, make investments and certain capital expenditures, incur more indebtedness, merge or consolidate, acquire other companies, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The agreement’s financial covenants require the Company to maintain a minimum EBITDA, a minimum debt service coverage ratio, and a funded debt leverage ratio, all as defined in the credit agreement. There is a provision in the credit facility that requires the Company to repay 25% of the immediately preceding fiscal year’s “free cash flow” if the Company’s ratio of “funded debt” to EBITDA, as defined in the credit agreement, is less than a fixed amount on or before October 1 each year.

In the three months ended August 31, 2009, the Company capitalized $542 of costs related to the new credit agreement and expensed $169 of deferred financing costs related to its former credit facility. With the repayment and extinguishment of the term loan portion of this new facility in October 2009, the Company expensed $218 of the financing costs incurred in the first quarter of fiscal 2010. The unamortized balance of these costs is included in net intangible assets in the consolidated balance sheet. The accelerated amounts expensed are classified as loss on extinguishment of debt in the consolidated statement of operations.

          Notes Payable and Other

In connection with its acquisitions through the second quarter of fiscal 2010, the Company issued subordinated notes payable to the sellers and assumed certain other notes payable. These notes generally mature three years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 5.5% to 6.5% imputed interest rate. Unamortized discount on the notes is $436 as of November 30, 2009 and $175 as of May 31, 2009. Amortization is recorded as interest expense in the consolidated statement of operations. Payments under these various acquisition obligations are made either monthly or quarterly.

          Interest Rate Swaps

The Company hedges a portion of the variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company does not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of these instruments are reported as a component of interest expense. On November 30, 2009, an interest rate swap with a notional amount of $8,000 matured. The Company has one interest rate swap outstanding with a notional amount of $8,000 and fair value of $(406) which is recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of November 30, 2009.

10.     Fair Value Measurements

On June 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, for all financial and non-financial instruments accounted for at fair value on a recurring basis. The Company does not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. The Company’s interest rate swap is accounted for at fair value on a recurring basis. The Company invested $9,000 of the initial public offering proceeds in short term money market funds. As of November 30, 2009, the Company determined the fair value of the interest rate swap of $406 and the fair value of cash invested in money market funds of $9,000 are classified as Level 1 financial instruments as defined by ASC 820.

Effective June 1, 2009, the Company adopted ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The Company’s non-financial assets that are measured at fair value on a non-recurring basis are goodwill and intangible assets in connection with impairment testing. The Company did not record any impairment charges for the six-month period ended November 30, 2009.

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value based on the short-term nature of the accounts. The carrying value of the Company’s debt obligations as of November 30, 2009 approximate the fair value. The Company estimated fair value using a discounted cash flow analysis using pricing for similar debt arrangements in an active market.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

11.     Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries may be involved from time to time in various litigation, investigations, claims and other legal proceedings. Although the Company cannot predict with certainty the ultimate resolution of these matters, the Company does not believe that any currently pending legal proceeding involving the Company or its subsidiaries will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered in such matters may be covered by insurance. The Company records any liability in accordance with ASC 450, Contingencies.

The Company settled a class action lawsuit in September 2009 with two former employees who alleged, among other things, that the Company violated the California Labor Code. As a result of the settlement, the Company reduced its final liability by $297 during the six-month period ended November 30, 2009. This was primarily due to reduction of the Company’s initial estimate of payroll tax liabilities due for the named employees. This amount is included in legal settlement in the consolidated statement of operations.

12.     Stock Options

In April 2007, the Company’s Board of Directors approved the Mistras Group, Inc. 2007 Stock Option Plan (the “Plan”) terminating the further use of the 1995 Incentive Stock Plan except for the 247,000 options outstanding at May 31, 2007. As of November 30, 2009, options to purchase 1,173,900 shares of common stock were outstanding and 3,185,000 shares of common stock were reserved for future grant. Under the 2007 Plan, options were granted for periods not exceeding 10 years and exercisable four years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. The fair market value of the common stock was determined by the Company’s Board of Directors. The Company recognized share-based compensation expense for options granted of $250 and $783 for three month periods ended August 31, 2009 and November 30, 2009, respectively. As of November 30, 2009 future share-based compensation of $11,678 will be expensed over the next four years. Following the Company’s initial public offering, the Board of Directors will no longer grant any further awards under the 2007 Plan. All outstanding stock options granted under the 2007 Plan will remain outstanding and subject to their respective terms and the terms of the 2007 Plan.

Concurrent with the initial public offering, the board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (“2009 plan”). The Company has reserved up to 2,286,318 shares of common stock for issuance under the 2009 plan. Awards may be in the form of stock options, restricted stock and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. No awards were granted under the 2009 plan during the period ended November 30, 2009.

A summary of the Company’s common stock activity, and related information for the six-month period ended November 30, 2009 is as follows:

	Options	Options Exercisable	Weighted Average Exercise Price

Outstanding, May 31, 2009	939,900	333,944	$6.81

Granted	2,184,000		13.46
Exercised	—		—
Forfeited	(29,250)		9.49

Outstanding, November 30, 2009	3,094,650	373,100	$11.48

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

13.     Segment Disclosure

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

Revenues by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

Selected consolidated financial information by segment for the periods shown was as follows:

	Three Months Ended

	November 30, 2009	November 30, 2008

Revenues
Services	$60,938	$47,048
Products and Systems	4,744	4,762
International	7,479	8,896
Corporate and eliminations	(1,262)	(1,431)

	$71,899	$59,275

	Six Months Ended

	November 30, 2009	November 30, 2008

Revenues
Services	$106,640	$82,836
Products and Systems	8,369	8,797
International	15,230	17,317
Corporate and eliminations	(2,251)	(2,678)

	$127,988	$106,272

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

Operating income by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

	Three Months Ended

	November 30, 2009	November 30, 2008

Income from Operations
Services	$7,625	$5,407
Products and Systems	1,111	937
International	808	1,883
Corporate and eliminations	(1,877)	(1,036)

	$7,667	$7,191

	Six Months Ended

	November 30, 2009	November 30, 2008

Income from Operations
Services	$10,857	$8,229
Products and Systems	1,041	1,261
International	2,070	3,858
Corporate and eliminations	(3,515)	(2,468)

	$10,453	$10,880

	Three Months Ended

	November 30, 2009	November 30, 2008

Depreciation and Amortization
Services	$3,290	$2,387
Products and Systems	254	228
International	274	217
Corporate and eliminations	31	27

	$3,849	$2,859

	Six Months Ended

	November 30, 2009	November 30, 2008

Depreciation and Amortization
Services	$6,164	$5,170
Products and Systems	500	490
International	639	446
Corporate and eliminations	62	40

	$7,365	$6,146

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements—continued
Unaudited

	As of

	November 30, 2009	May 31, 2008

Intangible assets, net
Services	$16,049	$9,686
Products and Systems	1,166	1,127
International	695	710
Corporate and eliminations	553	426

	$18,463	$11,949

	As of

	November 30, 2009	May 31, 2008

Goodwill
Services	$42,497	$37,355
Products and Systems	—	—
International	1,672	1,501
Corporate and eliminations	(214)	(214)

	$43,955	$38,642

	As of

	November 30, 2009	May 31, 2008

Long-lived Assets
Services	$92,485	$75,197
Products and Systems	4,361	4,553
International	5,445	5,137
Corporate and eliminations	391	2,717

	$102,682	$87,604

No individual foreign country’s revenues or long-lived assets were material for disclosure purposes.

14.     Subsequent Events

The Company evaluated subsequent events through January 11, 2010, the date on which the financial statements were issued and determined that there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

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

          The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on October 10, 2009 (“IPO Prospectus”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2009 is referred to as “fiscal 2009), and unless otherwise specified or the context otherwise requires, “Mistras,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries and predecessors.

Overview

          We are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During the first half of fiscal 2010, we provided our asset protection solutions to approximately 3,000 customers. As of December 31, 2009, we had approximately 2,200 employees, including 29 Ph.D.’s and more than 100 other degreed engineers and highly-skilled, certified technicians, in 68 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, including petrochemicals, which accounted for approximately 60% of our revenues in the second quarter of fiscal 2010.

          Over the last three fiscal years and during the first half of fiscal 2010, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions has, in general, increased, creating demand from which our entire industry has benefited. We have experienced compounded annual revenue growth (CAGR) of 30.7% over the last three fiscal years, including the impact of acquisitions and currency fluctuations. During the same period, revenues from our customers in the oil and gas market, including petrochemicals, historically our largest target market, had a CAGR of 39.0%.

          For the past year, the global economy has been in an economic downturn or slowdown. Global financial markets have experienced disruptions, including diminished liquidity and credit availability, declines in consumer confidence and in economic growth, high unemployment rates, volatility in interest and currency exchange rates and overall uncertainty about economic stability. This economic downturn negatively impacted our revenues and profitability in fiscal 2009 and to a lesser extent has had some impacts the first half of fiscal 2010, and may negatively impact our future results if it continues or worsens. However, we believe it has also allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technology in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations. We believe we will be able to derive additional revenues from these strategic investments with favorable gross margins in future periods, which we believe would at least in part offset any further negative revenue impact we incur from the economic downturn during those periods. Also, although some of our customers have delayed or reduced the scope of turnaround projects and other large-scale inspection projects, they have historically seldom postponed such projects indefinitely, so we expect increased revenues if and when our customers request we complete these projects.

Consolidated Results of Operations

          Second quarter and first half of fiscal 2010 compared to second quarter and first half of fiscal 2009

          Our revenues, gross profit, income from operations and net income for the second quarter and the first six months of fiscal 2010 and fiscal 2009 were as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2009	2008	2009	2008

	(In thousands)

Revenues	$71,899	$59,275	$127,988	$106,272

Gross profit	$23,016	$21,538	$40,166	$38,150

Income from operations	$7,667	$7,191	$10,453	$10,880
Interest expense	1,017	1,578	2,081	2,589
Loss on extinguishment of debt	218	—	387	—

Income before provision for income taxes and noncontrolling interests	6,432	5,613	7,985	8,291
Provision for income taxes	2,875	2,290	3,569	3,350

Net income	3,557	3,323	4,416	4,941
Net (income) loss attributable to noncontrolling interests	5	(88)	(39)	(189)

Net income attributable to Mistras Group, Inc.	$3,562	$3,235	$4,377	$4,752

          Revenues. Revenues were $71.9 million for the second quarter of fiscal 2010 compared to $59.3 million for the second quarter of fiscal 2009. Revenues were $128.0 million for the first two quarters of fiscal 2010 compared to $106.3 million for the first two quarters of fiscal 2009. We estimate our growth rates for our first two quarters as follows:

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009

Revenue growth (in thousands)	$12,624	$21,716

% Growth over prior year	21%	20%

Comprised of:
% of organic growth	9%	10%
% acquisition growth	13%	12%
% foreign exchange decline	(1%)	(2%)

	21%	20%

          The majority of the revenue increase has been in our Services segment where the growth rates for the second quarter and first two quarters of fiscal 2010 have been approximately 30% and 29%, respectively. For the first six months of this fiscal year, we believe that lingering impacts of the economy as to capital spending patterns have accounted for revenue decreases in our Products and Systems of 5% and International segments of 12% compared to the previous year.

          Notwithstanding the economy, our customer base has historically contracted for our solutions, and particularly our Services, on a regular and recurring basis for multiple years at a time. As a result, we believe our overall revenues are less vulnerable to capital project cycles, and provide predictable leverage for growth. We believe we will create additional growth in revenues by acquiring and developing an ever expanding “toolbox” of asset protection solutions that provide differentiated value to our customers.

          Due to this increase in our customer offerings, as well as our acquisitions, new customer revenues from both existing and new customers, there has been more accelerated growth in our Services segment during this fiscal year. The revenue contribution of our segments for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2009	2008	2009	2008

	(% of Total Revenues)

Source of Revenues:
Services	84.8%	79.4%	83.3%	77.9%
Products and Systems	6.6%	8.0%	6.5%	8.3%
International	10.4%	15.0%	11.9%	16.3%
Corporate and eliminations	(1.8%)	(2.4%)	(1.7%)	(2.5%)

Total	100.0%	100.0%	100.0%	100.0%

          Compared to the second quarter of last fiscal year, we had double digit growth in several of our target markets including oil and gas, chemical, fossil and nuclear power. These increases were offset by certain projects being completed, some lesser declines in capital projects, turn around work and reduced pipeline, aerospace and industrial parts inspection activity compared to the prior year. We would expect these latter markets to improve as the economy further stabilizes. The largest dollar increase was attributable to customers in our oil and gas market including petrochemical, which accounted for approximately 83% of our revenue growth. As a percentage of total revenues, the oil and gas market accounted for approximately 62% of our second quarter and first half of the fiscal 2010, respectively. This compares to approximately 57% for the same periods last fiscal year. We have not seen any significant impact on our business from announced refinery closures. Our top ten customers represented 41% of our revenues for the second quarter of fiscal 2010 compared to 36% for the second quarter of fiscal 2009. For the six months ended November 30, 2009, our top ten customers represented 43% of our revenues compared to 35% for the same period in fiscal 2009. One customer at various locations accounted for 19% of our second quarter fiscal 2010 revenues compared to 16% in the second quarter of fiscal 2009. For the first two quarters of fiscal 2010, this customer accounted for 20% of our revenues compared to 15% in the same period last fiscal year. No other customer accounted for more than 5% of our revenues in the first or second quarter of fiscal 2010.

          Gross profit. Our gross profit was $23.0 million and increased $1.5 million, or 6.9% in the second quarter of fiscal 2010 compared to $21.5 million in the second quarter of fiscal 2009. For the first two quarters of fiscal 2010, our gross profit was $40.2 million and increased $2.0 million, or 5.3% compared to $38.2 million in the first quarter of fiscal 2009. As a percentage of revenues, our gross profit and its components are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,

	2009	2008	2009	2008

	(% of Total Revenues)

Gross profit:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.3%	60.2%	64.6%	60.4%
Depreciation	3.7%	3.5%	4.0%	3.7%

Total	32.0%	36.3%	31.4%	35.9%

Change from last year	(4.3%)		(4.5%)

The decrease in the percentage of gross margin of revenues of approximately 430-450 basis points can partially be attributed due to the large growth in revenues from our Services segment, which has lower margins relative to our other segments, as well as other changes in mix in all of our segments. We also incurred start-up costs on a large new customer and were impacted by lower revenues in our non-service segments. Depreciation expense included in gross profit for the first quarter and first two quarters of fiscal 2010 was $2.6 million and $5.1 million, respectively, compared to $2.1 million and $3.9 million, respectively, for the same periods last fiscal year.

          Income from operations. Our income from operations of $7.7 million in the second quarter of fiscal 2010 increased $0.5 million, or 6.6%, compared to the second quarter of fiscal 2009. As a percentage of revenues, for the second quarter of fiscal 2010, our income from operations was 10.7%, compared to 12.1% for the same period in fiscal 2009. For the first half of fiscal 2010, our income from operations was $10.5 million, or 8.2% of revenues compared to $10.9 million, or 10.2% of revenues in the first half of fiscal 2009. The growth in revenues provided some leverage in the margin expansion on a dollar basis, but was insufficient to offset the declines in gross margin discussed above.

Selling general and administrative expenses as a percentage of revenues held relatively constant at 19.0% and 18.8% in the second quarter of fiscal 2010 and 2009, respectively. For the first half of fiscal 2010, these expenses were similarly constant on a percentage basis of 21.0% compared 20.7% for the first half of fiscal 2009. For the six months ended November 30, 2009, these costs increased by $4.8 million and included a provision of $0.8 million for bad debt expense related to the remaining receivable of a customer in bankruptcy. In addition, stock compensation expense increased $1.0 million. In the previous fiscal year, there was a $2.1 million provision for a law suit settled in the first quarter of fiscal 2010 that was reduced by $0.3 million in our first quarter in fiscal 2010. The remaining dollar increase primarily represents additional costs, including personnel, to support our growth from acquisitions and to support several new specialties within our asset protection solutions, or “centers of excellence.” Other increases in our selling, general and administrative expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases as well as additional corporate staff. For the six months ended in both fiscal years, the other categories of expenses including research and engineering and depreciation and amortization were similar as a percentage of revenues. Depreciation and amortization for the second quarter and first half of fiscal 2010 was $1.2 million, or 1.7% of revenues, and $2.3 million, or 1.8%, respectively. For the same periods last year, these expenses were $0.8 million or 1.3% of revenues and $2.2 million or 2.1%, respectively. A reconciliation of our income from operations on a percentage of revenues basis is as follows:

	Three Months Ended November 30,	Six Months Ended November 30,

Income from operations as percentage of revenues fiscal 2009	12.1%	10.2%

Percentage of revenue (decreases or unfavorable) increases or favorable:

Gross margin	(4.3%)	(4.5%)
Large customer bankruptcy	—	(0.6%)
Stock compensation expense	(1.0%)	(0.8%)
Other selling general and administrative expenses	0.8%	1.2%
Research and engineering expenses	0.2%	0.2%
Depreciation and amortization	(0.3%)	0.3%
Legal settlement	3.2%	2.2%

Income from operations as percentage of revenues fiscal 2010	10.7%	8.2%

          Interest expense. Interest expense was $1.0 million and $1.6 million for the second quarter of fiscal 2010 and 2009, respectively. For the first half of fiscal 2010 and 2009, the interest expense was $2.1 million and 2.6 million, respectively. The decreases in interest expense in fiscal 2010 compared to the comparable periods in fiscal 2009 related to the repayment of our bank debt in connection with our public offering. We will continue to pay interest on debt related to our acquisitions and capital leases.

          Loss on Extinguishment of debt. The loss on extinguishment of debt of $0.2 million and $0.4 million relates to the write-off of previously deferred costs associated with the July 2009 refinancing and subsequent repayment of our senior credit facility in October 2009.

          Income taxes. Income taxes were $2.9 million for the second quarter of fiscal 2010 and $3.6 million for the first half of fiscal 2010. This compares to $2.3 million and $3.4 million for the same periods in fiscal 2009. Our effective income tax rate was 44.7% for the first and second quarter of fiscal 2010 compared to 39.6% and 40.8% for the first and second quarter of fiscal 2009. The primary reason for this rate increase relates to the sources of our operating income. In the first half of fiscal 2010, a higher percentage of our operating income came from our operations in the United States, which are generally subject to higher tax rates.

          Net income attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the second quarter of fiscal 2010 was $3.6 million, or 5.0% of our revenues, and $0.3 million greater than our net income attributable to our net income to Mistras Group, Inc for the second quarter of fiscal 2009, which was $3.2 million, or 5.5% of revenues. For the first half of fiscal 2010 and fiscal 2009, the net income attributable to Mistras Group, Inc. was $4.4 million, or 3.4% of revenues and $4.8 million, or 4.5% of revenues, respectively.

The second quarter of fiscal 2010 increase of $0.3 million and first half decrease of $0.4 million in net income attributable to Mistras Group, Inc. compared to the prior year is attributed to the following factors that were discussed above:

	Three Months Ended November 30, 2009 compared to Three Months Ended November 30, 2008	Six Months Ended November 30, 2009 compared to Six Months Ended November 30, 2008

	(In thousands)
Items increasing net income attributable to Mistras Group, Inc.
Increase in gross margin	$1,478	$2,016
Lower expenses related to legal settlement, net	1,915	2,348
Lower interest expense	561	508
Reduced income attributable to non-controlling interests	93	150
Reduced research and engineering expense	32	13

	4,079	5,035

Items decreasing net income attributable to Mistras Group, Inc.
Increased stock compensation expense[1]	738	987
Increased provision for large customer bankruptcy[1]	—	767
Increased other selling, general and administrative expenses[1]	1,795	3,017
Increased loss on extinguishment of debt	218	387
Increased provision for income taxes	585	219
Increased amortization	416	33

	3,752	5,410

Change in net income attributable to Mistras Group, Inc.	$327	$(375)

1 Collectively comprise increase to selling, general and administrative expenses.

          Segment Data

          Segment Results for Second quarter of Fiscal 2010 and 2009

          Segment discussions that follow provide supplemental information regarding the significant factors contributing to the changes in results for each of our business segments.

	Three Months Ended November 30,		Six Months Ended November 30,

	2009	2008	2009	2008

	(In thousands)
Revenues[1]
Services	$60,938	$47,048	$106,640	$82,836
Products and Systems	4,744	4,762	8,369	8,797
International	7,479	8,896	15,230	17,317
Corporate and eliminations	(1,262)	(1,431)	(2,251)	(2,678)

	$71,899	$59,275	$127,988	$106,272

Gross Profit
Services	$17,405	$14,869	$29,933	$25,499
Products and Systems	2,818	2,631	4,506	4,593
International	2,944	4,078	5,990	8,180
Corporate and eliminations	(151)	(40)	(263)	(122)

	$23,016	$21,538	$40,166	$38,150

Income from Operations
Services	$7,625	$5,407	$10,857	$8,229
Products and Systems	1,111	937	1,041	1,261
International	808	1,883	2,070	3,858
Corporate and eliminations	(1,877)	(1,036)	(3,515)	(2,468)

	$7,667	$7,191	$10,453	$10,880

Depreciation and Amortization
Services	$3,290	$2,387	$6,164	$5,170
Products and Systems	254	228	500	490
International	274	217	639	446
Corporate and eliminations	31	27	62	40

	$3,849	$2,859	$7,365	$6,146

1 Revenues by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

Services

          Revenues. In the second quarter of fiscal 2010, our Services segment revenues were $60.9 million, which is an increase of $13.9 million, or 29.5%, compared to $47.0 million for the second quarter of fiscal 2009. This increase was a result of new multi-year contracts obtained during the year, growth in nuclear power plant work, as well as growth from existing customers, new service offerings and acquisitions. We continued to have growth from our centers of excellence including mechanical integrity and tube inspection. Compared to the second quarter last fiscal year, we had double digit growth in several of our target markets including oil and gas, chemical, fossil and nuclear power. These increases were offset by certain projects being completed, some lesser declines in capital projects, turn around work and reduced pipeline, aerospace and industrial parts inspection activity compared to the prior year. We would expect these latter markets to improve as the economy further stabilizes.

          We estimate the organic growth was 13% and growth from several small acquisitions including two completed in July 2009 was 17%. For the first half of fiscal 2010, our Services segment revenues were $106.6 million, which is an increase of $23.8 million, or 28.7%, compared to $82.8 million for the second quarter of fiscal 2009. For this six month period, we estimate the organic growth was also 13% and growth from our acquisitions was 15%.

          During fiscal 2010, we experienced minor pricing pressure especially on new contracts and renewals. We estimate that in the first half of the year we lost no more than 1% to 2% of our segment revenues solely due to competition from lower pricing, which was more than replaced by other business. The oil and gas industry accounted for approximately 67% of our segment revenues during the second quarter and first half of fiscal 2010. This compares to approximately 60% for the same periods in the prior fiscal year. Our top ten Service segment customers accounted for approximately 49% and 51% of our segment revenues during the second quarter and first half of fiscal 2010, respectively. This compares to approximately 43% for the same periods in the prior fiscal year. Only one customer represented over 5% of our segment revenues in either quarter of fiscal 2010. Under different contracts and at multiple sites, this one customer represented 22% and 24% of our segment revenues for the second quarter and first half of fiscal 2010. This same customer represented 20% and 19% for the same periods in fiscal 2009, respectively.

          Gross profit. For the second quarter and first half of fiscal 2010, our segment gross profit was $17.4 million, or 28.6% of segment revenues and $29.9 million, or 28.1% of segment revenues, respectively. This compares to $14.9 million, or 31.6% of segment revenues, and $25.5 million, or 30.8% for the same periods in fiscal 2009. For the second quarter and first half of fiscal 2010, our cost of segment revenues excluding depreciation expense was 67.8% and 68.0%, respectively. This compares to 64.7% and 65.2% for the same periods in fiscal 2009. For the second quarter and first half of fiscal 2010, our depreciation expense used in determining our gross profit was $2.2 million, or 3.6% of revenues and $4.2 million, or 3.9% of revenues, respectively. This compares to $1.8 million, or 3.7% or revenues and $3.3 million, or 4.0% for the same periods in fiscal 2009.

          There were several reasons for the decrease in the gross margin percentage. Shifts in mix and start-up costs on new contracts were two of the largest contributing factors. Turn-around activity is also greater this year, including for the nuclear industry. For large turn-around or outage projects, margins on certain components of our billing can be lower. Other factors contributing to a lower margin percentage included decreased volume of profitable pipeline work and advanced services, as well as some price sensitivity on new contracts, all impacts of the economy. In addition, several of our locations had decreases in revenues that impacted our utilization factors. Compared to last year, our complement of certified technicians and related fringe benefit costs has increased. However, we believe this increase in technical staff gives us the ability to further leverage our existing resources and related costs by additional revenue growth.

          Income from operations. Our Services segment income from operations during the second quarter of fiscal 2010 and 2009 was $7.6 million, or 12.5% of revenues, and $5.4 million, or 11.5% of revenues, respectively. Income from operations during the first of fiscal 2010 and 2009 was $10.9 million, or 10.2% of revenues, and $8.2 million, or 9.9% of revenues, respectively. The most significant change in both the quarterly and first half was $2.1 million recorded in fiscal 2009 to provide for estimated legal expenses related to a class action law suit, since settled. Selling, general and administrative expenses in our Services segment for the second quarter of fiscal 2010 and 2009 were 14.2% and 14.7% of segment revenues, respectively. For the first half of fiscal 2009 and fiscal 2008, these expenses were 16.3% and 16.1%, respectively. These expenses increased $1.8 million for the second quarter in fiscal 2010 compared to fiscal 2009 and increased $4.0 million for the first half of fiscal 2010. Except for a first quarter 2010 provision of $0.8 million for bad debt expense related to changes in our collectability estimate for a large customer bankruptcy, which is now fully reserved, the reasons for the dollar increases are the same in both periods. The majority of the selling, general and administrative expenses relates to costs associated with additional infrastructure to support our growth, including several new locations obtained through our acquisitions, and costs to develop and support our centers of excellence. A smaller portion of the increase was driven by higher compensation and benefit expenses for normal salary increases, additional corporate staff and professional fees. In the second quarter of fiscal 2010, segment depreciation and amortization expense used in determining segment income from operations increased $0.5 million to $1.1 million, or 1.8% of segment revenues from $0.6 million, or 1.3% of segment revenues in the second quarter of fiscal 2009.

Products and Systems

          Revenues. Revenues in the Products and Systems segment were $4.7 million in the second quarter of fiscal 2010 compared to $4.8 million for the second quarter of fiscal 2009. This segment appears to have stabilized after a decrease in revenues in the first quarter caused by slower capital spending by our customers due to continuing concerns over the economy. For the first half of the fiscal 2010, revenues were $8.4 million, or 4.9% lower compared to $8.8 million in the first half of the prior fiscal year. Several large orders received in the quarter, as well as expansion of our sales distribution channels by hiring additional industry-focused sales representatives should continue the trend of gradual sales growth.

          Gross profit. Gross profit was $2.8 million, or 59.4% of revenue compared to $2.6 million, or 55.2% of revenue in the same quarter last fiscal year. The 420 basis point improvement in the gross margin percentage was attributed to sales of higher margin products and several cost initiatives implemented to reflect the slow-down in capital type spending. For the first half of fiscal 2010, gross profit was $4.5 million, or 53.8% of revenues compared to $4.6 million, or 52.2% of revenues in the first half of the prior fiscal year. Depreciation expense used in determining segment gross profit for the second quarter of fiscal 2010 and 2009 was $0.2 million, or 4.2% of revenues, and $0.2 million, or 4.1% of revenues, respectively. Depreciation expense used in determining segment gross profit for the first half of fiscal 2010 and 2009 was $0.4 million, or 4.7% of revenues, and $0.4 million, or 4.2% of revenues, respectively.

          Income from operations. Our Products and Systems segment income from operations during the second quarter of fiscal 2010 was $1.1 million, or 23.4% of segment revenues, compared to income from operations of $0.9 million, or 19.7% of revenues for the second quarter of fiscal 2009. The $0.2 million increase in the gross profit for our second quarter in fiscal 2009 was the primarily reason for the increase. Our segment operating income for the first half of fiscal 2010 and 2009 was $1.1 million, or 12.4% of revenue and $1.3 million, or 14.3% of revenue, respectively. Our selling, general and administrative expenses in the second quarter of fiscal 2010 were 25.7% of revenues compared to 24.8% of revenues in the second quarter the previous fiscal year. For the first half of fiscal 2010 and 2009, these costs as a percentage of revenues were 29.2% and 25.8%, respectively. Our selling, general and administrative expenses have increased primarily due to higher compensation costs and marketing expense. For all periods, the depreciation and amortization expense in determining segment income from operations was less than 1.3%.

International

          Basis of Reporting. Our International segment’s reporting year end is April 30, while our other segments’ year ends are May 31. Similarly, all three month reporting periods reflect a lag of one month. For example, for the International segment, the reported second quarter of fiscal 2010 represents the three months ended October 31. Historically, the effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position has not been significant.

          Revenues. For the second quarter in fiscal 2010, revenues in our International segment were $7.5 million compared to $8.9 million the second quarter last year. On a local currency basis, our International segment revenues declined approximately 11% and we incurred net adverse foreign exchange fluctuations of another 5%. Although we experienced high double digit organic growth in Brazil and Europe this quarter, this impact was offset by two large system sales made in the prior year not replaced this year, as well as reduction of project inspection work in Russia. For the first half of the fiscal 2010 and 2009, our revenues were $15.2 million and $17.3 million, respectively and decreased by 12.1%. All of this decrease can be attributed to adverse exchange rate fluctuations primarily in the first quarter of fiscal 2010 as the U.S. dollar strengthened compared to most of the currencies of countries in which our international subsidiaries operate. As a result, the translation of the amounts of non-dollar-denominated transactions into dollars has resulted in decreases for the first half of fiscal 2010 to all line items in our segment statement of operations.

          Gross profit. For the second quarter of fiscal 2010, gross profit was $2.9 million, or 39.4% of revenues compared to $4.1 million, or 45.8% of revenue in the same quarter last fiscal year. For the first half of fiscal 2010 and 2009, the gross profit was $6.0 million, or 39.3% of revenues and $8.2 million, or 47.2% of revenues. In our foreign operations, our cost of revenues tends to be more fixed in nature and the ability to generate higher margins is dependent on achieving consistent revenues. In addition, there were fewer product and system sales which have a higher margin. Depreciation expense used in determining our segment gross profit for the second quarter of fiscal 2010 and 2009 was $0.2 million, or 2.9% of segment revenues, and $0.1 million, or 1.2% of segment revenues, respectively. Depreciation expense for the first half of fiscal 2010 and 2009 was $0.5 million, or 3.5% of segment revenues, and $0.2 million, or 1.4% of segment revenues, respectively.

          Income from operations. Income from operations from our International segment for the second quarter of fiscal 2010 and 2009 was $0.8 million and $1.9 million, respectively. As a percentage of segment revenues, segment income from operations was 10.8% and 21.2% in the second quarter of fiscal 2010 and 2009, respectively. For the first half of fiscal 2010 and fiscal 2009, the income from operations was $2.0 million, or 13.6% of revenues and $3.9 million, or 22.3% of revenues. These decreases were attributed to our decreased segment revenues and the continuing fixed costs of this segment. Selling, general and administrative expenses, the largest factor in determining segment income from operations for the second quarter of fiscal 2010 and 2009, were $2.1 million, or 27.6% of segment revenues, and $2.0 million, or 22.9% of segment revenues, respectively. For the first half of fiscal 2010 and fiscal 2009, these expenses were $3.8 million, or 24.8% of revenues and $4.0 million, or 23.3% of revenues. There was a small increase in these expenses on a local currency basis due to the additional infrastructure related to a small acquisition in Holland that was completed September 1, 2008, as well as additional costs incurred in France and Brazil for additional personnel and training. In addition, professional fees for the first time statutory audit of the European U.K. group were higher than anticipated.

          Corporate and Eliminations

          The elimination in revenues and cost of revenues primarily relates to the accounting elimination of revenues from sales of our Products and Systems segment to the International segment. The other major item in the corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing and certain training and other similar costs. As a percentage of our total revenues, these costs were 2.4% and 1.7% of total revenues for second quarter of fiscal 2010 and 2009, respectively. On a dollar basis, these costs increased $0.7 million, which approximates the $0.8 million increase recorded for stock compensation during the second quarter of fiscal 2010. For the first half of fiscal 2010 and fiscal 2009, these general and administrative expenses were $3.3 million, or 2.5% of revenues and $2.4 million, or 2.3% of revenues with the stock compensation cost accounting for all of the difference.

Liquidity and Capital Resources

          Overview

          We have primarily funded our operations through the issuance of preferred stock in a series of financings, bank borrowings, capital lease financing transactions, the issuance of our common stock and cash provided from operations. We have used these proceeds to fund our operations, develop our technology, expand our sales and marketing efforts to new markets and acquire small companies or assets, primarily to add certified technicians and enhance our capabilities and geographic reach. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, borrowings under our credit agreement will be sufficient to meet our anticipated cash needs over the next 12 months.

          Cash Flows from Operating Activities

          During the six months ended November 30, 2009, cash provided by our operating activities was $8.6 million, an increase of $8.2 million from the comparable period of fiscal 2009. Positive operating cash flow was primarily attributable to net income excluding depreciation and amortization and other non-cash expenses of $9.3 million. We used $5.0 million of cash to fund an increase in operating assets primarily for trade accounts receivable due to the seasonal increase in our sales during our second quarter.

          In the six months ended November 30, 2008, positive operating cash flow was due to net income excluding depreciation and amortization and other non-cash charges of $6.6 million. During this same period, $11.0 million cash was used to fund net operating assets, primarily due to the seasonal ramp up of our trade accounts receivable.

          Cash Flows from Investing Activities

          During the six months ended November 30, 2009, cash used in investing activities was $15.0 million compared to $10.7 million from the comparable period of fiscal 2009. Cash purchases of property, plant and equipment were $0.6 million and were primarily related to equipment used by our technicians. Cash used in investing activities also included our acquisition of three asset protection businesses for cash payments aggregating $14.4 million.

          Cash used in investing activities in the six months ended November 30, 2008 was $10.7 million, of which $2.3 million was for cash purchases of property, plant and equipment and $8.2 million was related to acquisitions of asset protection businesses.

          Cash Flows from Financing Activities

          Net cash provided by financing activities was $15.3 million for the six months ended November 30, 2009 an increase of $5.0 million from the comparable period in fiscal 2009. On October 14, 2009, we completed our initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. We sold 6,700,000 shares in the offering. The net proceeds to the Company were $74.2 million after distributions to selling shareholders and deducting underwriters’ commissions and other expenses. The Company used $66.6 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million) on October 14, 2009.

          Net cash provided by financing activities for the six months ended November 30, 2008 was $10.3 million comprised of $20.0 million in borrowings of long-term debt associated with the July 2008 amendment of our former credit agreement, $1.7 million in net repayments of our former revolver, $5.9 million in long-term principal repayments, and $2.0 million in capital lease principal payments.

          Effect of Exchange Rate on Changes in Cash

          For the six months ended November 30 of fiscal 2010 and 2009, the effect of exchange rate changes on cash was de minimus and $0.8 million, respectively. The fiscal 2009 change was primarily related to the strengthening of the U.S. dollar compared to the other currencies in which the Company conducts business.

Cash balance and credit facility borrowings

          Cash and cash equivalents at November 30, 2009 and May 31, 2009 were $14.6 million and $5.7 million, respectively. Financing for our operations consists primarily of bank borrowings, capital lease financing and cash provided from operations which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs.

On July 22, 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25,000 term loan and a $55,000 secured revolving credit facility. The proceeds from this transaction were used to repay the outstanding indebtedness of the former credit facility and to fund acquisitions.

As described in Note 3, the outstanding principal balance of the term loan was subsequently repaid in connection with the Company’s initial public offering and may not be re-borrowed under the current credit agreement. The Company also repaid the outstanding balance of the revolving credit facility but may re-borrow at any time. Borrowings made under the revolving credit facility are payable on July 21, 2012. In December 2009, the Company signed an amendment to its current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio and the procedures for obtaining lender approval in acquisitions.

Under the amended agreement, borrowings under the credit agreement currently bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable Libor margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it applicable.

The credit agreement also contains financial and other covenants limiting our ability to, among other things, create liens, make investments and certain capital expenditures, incur more indebtedness, merge or consolidate, acquire other companies, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The agreement’s financial covenants require the Company to maintain a minimum EBITDA, a minimum debt service coverage ratio, and a funded debt leverage ratio, all as defined in the credit agreement. There is a provision in the credit facility that requires the Company to repay 25% of the immediately preceding fiscal year’s “free cash flow” if the Company’s ratio of “funded debt” to EBITDA, as defined in the credit agreement, is less than a fixed amount on or before October 1 each year.

In the first quarter ended August 31, 2009, the Company capitalized $542 of costs related to the new credit agreement and expensed $169 of deferred financing costs related to its former credit facility. With the repayment and extinguishment of the term loan portion of this new facility in October 2009, the Company expensed $218 of the financing costs incurred in the first quarter of fiscal 2009. The unamortized balance of these costs is included in net intangible assets in the consolidated balance sheet. The accelerated amounts expensed are classified as loss on extinguishment of debt in the consolidated statement of operations.

At November 30, 2009, we were in compliance with the terms of the credit agreement.

Off-balance sheet arrangements

          During the second quarter of fiscal 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

          We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. Dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had $1.2 million of foreign currency translation gains in other comprehensive income for the first half of fiscal 2010. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

          The interest rate on our revolving credit facility is variable. Accordingly, to the extent that we borrow under this facility, we are exposed to the risks associated with increases in interest rates under the facility.

          In 2007, we entered into two interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. At November 30, 2009, the notional amount of our swap was $8 million.

          We had cash and cash equivalents of $14.6 million at November 30, 2009. These amounts are held for working capital purposes and were invested primarily in short-term interest-bearing accounts. In addition, the remaining net proceeds of our initial public offering are invested in short-term, money market funds. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

          Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2009, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

          We intend to regularly review and evaluate the design and effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

          Changes in Internal Control Over Financial Reporting.

          There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of fiscal 2010.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

          See Note 11 to the financial statements included in this report for a description of legal proceedings involving us.

ITEM 1.A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in the IPO Prospectus. There have been no material changes to the risk factors previously disclosed in the IPO Prospectus.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

          None.

(b) Use of Proceeds from Public Offering of Common Stock

          On October 7, 2009, the SEC declared effective our registration statement on Form S-1 (File No. 333-151559) in connection with our IPO, which closed on October 14, 2009. We received net proceeds of approximately $77.9 million from the offering. During the three month period ended November 30, 2009, we used $66.6 million of these proceeds to prepay in full amounts outstanding under our credit facility and $1.3 million to pay costs and expenses related to the offering, for a total of $67.9 million. We anticipate that we will use the remaining net proceeds from our IPO for additional offering-related expenses that have not yet been paid, working capital and other general corporate purposes, which may include the acquisition of businesses. We do not, however, have agreements or binding commitments for any specific acquisitions at this time. Pending such uses, we have invested the net proceeds in short-term money market accounts.

(c) Repurchases of Our Equity Securities

          None.

ITEM 3. Defaults Upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

          As of September 17, 2009, our stockholders approved the following matters by written consent: (1) the adoption of our Second Amended and Restated Certificate of Incorporation, effective upon the closing of our IPO, (2) the adoption of our Amended and Restated Bylaws, effective upon the closing of our IPO 009, (3) the adoption of our 2009 Long Term Incentive Plan, effective upon the closing of our IPO,and (4) the terms of our indemnification agreement between us and each of our directors and executive officers. The approval of these matters was as follows:

Shares of capital stock eligible to vote on these matters:	1,519,906
Shares of capital stock of approving for these matters:	1,377,462
Shares of capital stock not consenting to these matters:	142,444

ITEM 5. Other Information

None.

ITEM 6. Exhibits

          See Exhibit Index on Page 31 of this report, and incorporated herein by reference.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ paul peterik

Paul Peterik
Chief Financial Officer
(Principal financial officer and duly authorized officer)

Date: January 11, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.