Form 10-Q
period 2010-02-28
Mistras Group, Inc.
filed 2010-04-12
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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
☐ Yes    ☒ No

As of April 6, 2010, the registrant had 26,663,528 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	February 28, 2010	May 31, 2009
	(In thousands, except for share and per share information)

ASSETS
Current assets
Cash and cash equivalents	$13,709	$5,668
Accounts receivable, net	49,295	39,509
Inventories, net	13,217	11,509
Deferred income taxes	1,666	1,593
Prepaid expenses and other current assets	6,791	5,391
Total current assets	84,678	63,670
Property, plant and equipment, net	37,398	33,592
Intangible assets, net	17,247	11,949
Goodwill	43,899	38,642
Other assets	2,179	3,421
Total assets	$185,401	$151,274

LIABILITIES, PREFERRED STOCK AND EQUITY (DEFICIT)

Current liabilities
Current portion of long-term debt	$6,805	$14,390
Current portion of capital lease obligations	5,427	4,981
Accounts payable	3,980	2,797
Accrued expenses and other current liabilities	18,315	18,340
Income taxes payable	6,430	3,600
Total current liabilities	40,957	44,108
Long-term debt, net of current portion	7,278	51,861
Obligations under capital leases, net of current portion	9,613	9,544
Deferred income taxes	1,331	1,199
Other long-term liabilities	1,188	1,246
Total liabilities	60,367	107,958

Commitments and contingencies (Note 11)

Preferred stock, 1,000,000 shares authorized
Class B Convertible Redeemable Preferred Stock, $0.01 par value, 221,205 shares issued and outstanding as of May 31, 2009	—	38,710
Class A Convertible Redeemable Preferred Stock, $0.01 par value, 298,701 shares issued and outstanding as of May 31, 2009	—	52,273
Total preferred stock	—	90,983

Equity (deficit)
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,514,028 shares issued and outstanding as of February 28, 2010 and 35,000,000 shares authorized, 13,000,000 shares issued and outstanding as of May 31, 2009	265	130
Additional paid-in capital	161,163	917
Retained Earnings (Accumulated deficit)	(35,733)	(47,376)
Accumulated other comprehensive loss	(935)	(1,583)
Total Mistras Group, Inc. stockholders’ equity (deficit)	124,760	(47,912)
Noncontrolling interest	274	245
Total equity (deficit)	125,034	(47,667)
Total liabilities, preferred stock and equity (deficit)	$185,401	$151,274

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(In thousands except for shares and per share information)
Revenues:
Services	$57,966	$42,395	$176,484	$139,138
Products	6,390	4,606	15,860	14,135
Total revenues	64,356	47,001	192,344	153,273
Cost of Revenues:
Cost of services	41,641	29,571	120,516	90,041
Cost of goods sold	2,343	2,036	6,184	5,768
Depreciation of services	2,547	2,083	7,262	5,629
Depreciation of products	198	207	589	581
Total cost of revenues	46,729	33,897	134,551	102,019
Gross profit	17,627	13,104	57,793	51,254
Selling, general and administrative expenses	14,110	11,943	40,929	33,991
Research and engineering	586	484	1,518	1,429
Depreciation and amortization	1,299	891	3,558	3,117
Legal settlement	—	89	(297)	2,140
Income (loss) from operations	1,632	(303)	12,085	10,577
Other expenses
Interest expense	744	1,103	2,825	3,692
Loss on extinguishment of long-term debt	—	—	387	—
Income (loss) before provision for income taxes and noncontrolling interest	888	(1,406)	8,873	6,885
Provision (benefit) for income taxes	123	(602)	3,692	2,748
Net income (loss)	765	(804)	5,181	4,137
Net loss (income) attributable to noncontrolling interests	9	16	(30)	(173)
Net income (loss) attributable to Mistras Group, Inc.	774	(788)	5,151	3,964
Accretion of preferred stock	—	20,795	6,499	6,679
Net income attributable to common stockholders	$774	$20,007	11,650	10,643
Earnings per common share:
Basic	$0.03	$1.54	$0.58	$0.82
Diluted	$0.03	$(0.04)	$0.21	$(0.42)
Weighted average common shares outstanding:
Basic	26,469,214	13,000,000	20,102,576	13,000,000
Diluted	27,763,958	20,093,738	24,510,519	17,297,433

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Equity (Deficit)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Total	Income (Loss)
	(In thousands, except for share information)

Balance at May 31, 2009	13,000,000	$130	$917	$(47,376)	$(1,583)	$245	$(47,667)

Accretion of preferred stock				6,499			6,499
Issuance of common stock upon conversion of class A & B preferred stock	6,758,778	68	84,416	—			84,484
Issuance of common stock from initial public offering, net	6,700,000	67	73,950	—			74,017
Net income				5,151		30	5,181	5,181
Foreign currency translation adjustment					648		648	648
Stock compensation			1,860				1,860
Exercise of stock options	55,250	1	20				21
Other		(1)		(7)		(1)	(9)
Balance February 28, 2010	26,514,028	265	161,163	(35,733)	(935)	274	125,034	5,829

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine months ended February 28,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$5,151	$3,964
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,409	9,327
Deferred income taxes	(60)	(264)
Provision for doubtful accounts	1,032	1,498
Loss on extinguishment of long-term debt	387	—
Loss (gain) on sale of assets disposed	78	(65)
Amortization of deferred financing costs	163	148
Stock compensation expense	1,860	96
Noncash interest rate swap	(398)	225
Noncontrolling interest	30	173
Unrealized foreign currency gain	(694)	(277)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(10,379)	(5,356)
Inventories	(646)	(719)
Prepaid expenses and other current assets	(1,200)	(411)
Other assets	2,322	362
Accounts payable	1,179	(2,062)
Income taxes payable	2,822	(2,865)
Accrued expenses and other current liabilities	(705)	2,970
Net cash provided by operating activities	12,351	6,744
Cash flows from investing activities
Purchase of property, plant and equipment	(1,669)	(3,522)
Purchase of intangible asset	(133)	(560)
Acquisition of businesses	(14,338)	(10,331)
Proceeds from sale of equipment	237	286
Net cash used in investing activities	(15,903)	(14,127)
Cash flows from financing activities
Repayment of capital lease obligations	(4,619)	(3,359)
Repayments of long-term debt	(66,855)	(8,959)
Net payments against revolver	(15,505)	(430)
Proceeds from borrowings of long-term debt	25,000	20,000
Debt issuance costs	(484)	—
Net proceeds from issuance of common stock	74,007	—
Proceeds from the exercise of stock options	21	—
Net cash provided by financing activities	11,565	7,252
Effect of exchange rate changes on cash and cash equivalents	28	(167)
Net change in cash and cash equivalents	8,041	(298)
Cash and cash equivalents
Beginning of period	5,668	3,555
End of period	$13,709	$3,257
Supplemental disclosure of cash paid
Interest	$3,126	$3,741
Income taxes	$1,303	$6,510
Noncash investing and financing
Equipment acquired through capital lease obligations	$5,045	$6,708
Issuance of notes payable and other debt obligations primarily related to acquisitions	$5,398	$6,745

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

1.           Description of Business & Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (“Mistras,” the “Company,” “we,” “us” and “our”) is a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. Mission critical services and solutions are delivered globally and provide customers the ability to extend the useful life of their assets, improve productivity and profitability, comply with government safety and environmental regulations and enhance risk management operational decisions. Mistras combines its industry leading products and technologies - 24/7 on-line monitoring of critical assets; mechanical integrity (MI) and non-destructive testing (NDT) services; and its proprietary world class data warehousing and analysis software - to provide comprehensive and competitive products, systems and services solutions from a single source provider. The Company serves a global customer base, including companies in the oil and gas, power generation and transmission, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. The balance sheet at May 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2009 did not identify any instances of impairment and there were no events through February 28, 2010 that warranted a reconsideration of our impairment test results.

Intangible assets are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash deposits may exceed the limits insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk or the risk of nonperformance of the financial institutions.

The Company sells primarily to large companies, extends reasonably short collection terms, performs credit evaluations and does not require collateral. The Company maintains reserves for potential credit losses.

The Company has one major customer with multiple business units that accounted for 17.2% and 16.8% of revenues for the three months ended February 28, 2010 and 2009, respectively, and 18.9% and 15.4% of revenues for the nine months ended February 28, 2010 and 2009, respectively. Accounts receivable from this customer were $7,716 at February 28, 2010 and $7,228 at May 31, 2009.

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

●
In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as research and development is realized or abandoned. IPR&D was previously expensed at the time of the acquisition.

●
Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

●
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

●	Transaction costs will generally be expensed. Such costs were previously treated as costs of the acquisition.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

FASB ASC 810 Consolidation (“ASC 810”). The Company adopted ASC 810, on June 1, 2009 which requires the Company to classify the accumulated amount of noncontrolling interests (previously referred to as “minority interest”) as part of stockholders’ (deficit) equity ($274 at February 28, 2010 and $245 at May 31, 2009). Previously this was classified outside of stockholders’ (deficit) equity. In addition to the financial reporting changes, ASC 810 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in stockholders’ equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are re-measured with the gain or loss reported in net earnings.

FASB ASC 855 Subsequent Events (“ASC 855”). The Company adopted ASC 855 during the first quarter of fiscal 2010. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s results of operations or financial position.

FASB ASC 820-10-50 Disclosures about Fair Value (“ASC 820-10-50”). In April 2009, the FASB issued guidance regarding disclosures about fair value of financial instruments. ASC 820-10-50 requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and is effective for interim and annual periods ending after June 15, 2009. The Company adopted ASC 820-10-50 in the quarter ending August 31, 2009. ASC 820-10-50 requires additional disclosure only and therefore did not impact the Company’s results of operations or financial position. See Note 10 for information related to the fair value of the Company’s financial instruments.

FASB ASU 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the allocation of consideration in multiple deliverable arrangements to be more reflective of the transaction’s economics and may result in earlier revenue recognition. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the early adoption option and does not anticipate that the adoption would have a material impact on the consolidated financial statements.

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

On October 14, 2009, the Company completed its initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares. The net proceeds to the Company were $74,017 after deducting underwriters’ commissions and other offering expenses. The Company used $66,563 of the net proceeds to repay the outstanding principal balance of the term loan ($25,000), outstanding balance of the revolver ($41,440) and accrued interest thereon ($123) on October 14, 2009. In connection with the term debt repayment, the Company expensed $218 of deferred financing costs during the quarter ended November 30, 2009.

All of the preferred shares outstanding as of the offering converted to common stock.

4.           Acquisitions

The Company has made several acquisitions for strategic market expansion. These acquisitions were not significant, individually or in the aggregate. Assets and liabilities of the acquired businesses were included in the consolidated balance sheet as of February 28, 2010 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. Results of operations for the period from acquisition date are reported in the Company’s services segment.

On November 4, 2009, the Company acquired the assets of an asset protection business for $650 comprised of $350 in cash and a $300 subordinated note payable over 24 months with an annual interest rate of 4%.

On July 23, 2009, the Company acquired the assets of two asset protection businesses for $19,098, comprised of $14,000 in cash, a $3,000 subordinated note payable over 48 months with an annual interest rate of 4% and $2,500 in other debt payable over 36 months. The Company discounted the subordinated note payable and other debt in the amount of $402 to reflect a 6.5% imputed interest rate. In addition to the cash and debt consideration, the Company accrued a liability of $687 for the estimated fair value, as of February 28, 2010, of contingent consideration expected to be payable based upon one of the acquired companies reaching specific performance metrics over the next three years of operation. The potential contingent consideration ranges from zero to $1,000 and is payable in three annual installments based upon operational performance for the twelve-month periods ended July 31, 2010, 2011 and 2012.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

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

Transactional expenses for acquisitions that closed during the first and second quarters of 2010 were $134 and $35, respectively, and were included in selling, general and administrative expenses as incurred.

5.           Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful Life in Years	As of February 28, 2010	As of May 31, 2009

Land		$1,304	$1,295
Buildings and improvement	30-40	10,173	10,187
Office furniture and equipment	5-8	1,733	1,450
Machinery and equipment	5-7	63,332	51,903
		76,542	64,835
Accumulated depreciation and amortization		39,144	31,243
		$37,398	$33,592

6.           Accounts Receivable and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

Balance, May 31, 2009	$3,303
Provision for major customer bankruptcy	767
Provision for doubtful accounts	265
Write-offs, net of recoveries	(137)
Foreign currency translation	26
Balance, February 28, 2010	$4,224

On September 16, 2009, the Company learned that a customer that had filed Chapter 11 in January of 2009 filed a proposed reorganization in which all unsecured creditors would not be paid. The Company recorded a reserve of 67% of the pre-petition accounts receivable from this customer in fiscal 2009. As a result of the customer’s reorganization plan, the Company recorded an additional allowance of $767 in the first quarter of fiscal 2010 to increase the reserve to 100% of the pre-petition accounts receivable.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

7.           Inventories

Inventories consist of the following:

	As of February 28, 2010	As of May 31, 2009

Raw materials	$3,316	$2,832
Work in process	1,782	1,782
Finished goods	2,803	2,635
Supplies	5,316	4,260
	$13,217	$11,509

Inventories are net of reserves for slow-moving inventory of $706 at February 28, 2010 and $577 at May 31, 2009.

8.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of February 28, 2010	As of May 31, 2009

Accrued salaries, wages and related employee benefits	$7,461	$5,992
Other accrued expenses	3,336	6,111
Accrued worker compensation and health benefits	5,434	4,823
Deferred revenues	2,084	1,414
Total	$18,315	$18,340

9.           Long-Term Debt

Long-term debt consists of the following:

	As of February 28, 2010	As of May 31, 2009

Senior credit facility
Revolver	$—	$15,505
Term loans	—	36,319
Notes payable	11,169	12,113
Other	2,914	2,314
	14,083	66,251
Less: Current maturities	6,805	14,390
Long-term debt, net of current maturities	$7,278	$51,861

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

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0% and 1.0%, if the lenders determine its applicable.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

The credit agreement also contains financial and other covenants limiting our ability to, among other things, create liens, make investments and certain capital expenditures, incur more indebtedness, merge or consolidate, acquire other companies, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The agreement’s financial covenants require the Company to maintain a minimum debt service coverage ratio and a funded debt leverage ratio, all as defined in the credit agreement. There is a provision in the credit facility that requires the Company to repay 25% of the immediately preceding fiscal year’s “free cash flow” if the Company’s ratio of “funded debt” to EBITDA, as defined in the credit agreement, is less than a fixed amount on or before October 1 each year.

In the three months ended August 31, 2009, the Company capitalized $534 of costs related to the new credit agreement and expensed $169 of deferred financing costs related to its former credit facility. With the repayment and extinguishment of the term loan portion of this new facility in October 2009, the Company expensed $218 of the financing costs incurred in the first quarter of fiscal 2010. The unamortized balance of these costs is included in net intangible assets in the consolidated balance sheet. The accelerated amounts expensed are classified as loss on extinguishment of debt in the consolidated statement of operations.

Notes Payable and Other

In connection with its acquisitions through the third quarter of fiscal 2010, the Company issued subordinated notes payable to the sellers and assumed certain other notes payable. These notes generally mature three years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 5.5% to 6.5% imputed interest rate. Unamortized discount on the notes is $365 as of February 28, 2010 and $175 as of May 31, 2009. Amortization is recorded as interest expense in the consolidated statement of operations. Payments under these various acquisition obligations are made either monthly or quarterly.

Interest Rate Swaps

The Company hedged a portion of the variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company does not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of these instruments are reported as a component of interest expense. The Company repaid all of its variable rate debt in October 2009. In November 2009, an interest rate swap with a notional amount of $8,000 matured. The Company has one interest rate swap outstanding with a notional amount of $8,000 and a fair value of $(318) which is recorded in accrued expenses and other current liabilities in the consolidated balance sheet as of February 28, 2010.

10.           Fair Value Measurements

On June 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, for all financial and non-financial instruments accounted for at fair value on a recurring basis. The Company does not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis. The Company’s interest rate swap is accounted for at fair value on a recurring basis. The Company invested $9,000 of the initial public offering proceeds in short term money market funds. As of February 28, 2010, the Company determined the fair value of the interest rate swap of $(318) and the fair value of cash invested in money market funds of $9,000 are classified as Level 1 financial instruments as defined by ASC 820.

Effective June 1, 2009, the Company adopted ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The Company’s non-financial assets that are measured at fair value on a non-recurring basis are goodwill and intangible assets in connection with impairment testing. The Company did not record any impairment charges for the nine-month period ended February 28, 2010.

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value based on the short-term nature of the accounts. The carrying value of the Company’s debt obligations as of February 28, 2010 approximate the fair value. The Company estimated fair value using a discounted cash flow analysis using pricing for similar debt arrangements in an active market.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

The Company settled a class action lawsuit in September 2009 with two former employees who alleged, among other things, that the Company violated the California Labor Code. As a result of the settlement, the Company reduced its final liability by $297. This was primarily due to a reduction of the Company’s initial estimate of payroll tax liabilities due for the named employees. This amount is included in legal settlement in the consolidated statement of operations.

12.           Stock Options

The Company has options outstanding under three plans:  (i) the 1995 Incentive Stock Plan (the “1995 Plan”), (ii) the 2007 Stock Option Plan (the “2007 Plan”), and (iii) the 2009 Long-Term Incentive Plan (the “2009 Plan”).  As of May 31, 2009, 247,000 options were outstanding under the 1995 Plan (and no more grants will be made under the 1995 Plan) and 692,900 grants were outstanding under the 2007 Plan.  During the nine months ended February 28, 2010, grants for 2,184,000 stock options were made under the 2007 Plan.  Concurrent with the initial public offering, the board of directors and shareholders adopted and approved the 2009 Plan and no more grants will be made under the 2007 Plan.  The Company has reserved up to 2,286,318 shares of common stock for issuance under the 2009 Plan.  Awards may be in the form of stock options, restricted stock and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights.  Awards for 35,000 stock options were granted under the 2009 Plan during the nine months ended February 28, 2010.  Under the three plans, options were granted for periods not exceeding 10 years and generally vest over four years after the date of grant at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant.  The Company recognized share-based compensation expense for options granted of $827 and $1,860 for three and nine month periods ended February 28, 2010, respectively.  As of February 28, 2010, future share-based compensation of $11,039 is expected to be expensed over the next four years.

A summary of the Company’s stock option activity, and related information for the nine months ended February 28, 2010 is as follows:

	Options	Options Exercisable	Weighted Average Exercise Price
Outstanding, May 31, 2009	939,900	333,944	$6.81
Granted	2,219,000		13.48
Exercised	(55,250)		0.38
Forfeited	(29,250)		9.49
Outstanding, February 28, 2010	3,074,400	327,600	$11.71

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

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

Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.

Selected consolidated financial information by segment for the periods shown was as follows:

	Three Months Ended
	February 28, 2010	February 28, 2009

Revenues
Services	$52,912	$37,603
Products and Systems	4,768	4,258
International	8,092	6,065
Corporate and eliminations	(1,416)	(925)
	$64,356	$47,001

	Nine Months Ended
	February 28, 2010	February 28, 2009

Revenues
Services	$159,552	$120,439
Products and Systems	13,137	13,055
International	23,322	23,382
Corporate and eliminations	(3,667)	(3,603)
	$192,344	$153,273

Operating income by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

	Three Months Ended
	February 28, 2010	February 28, 2009

Income from Operations
Services	$2,257	$(99)
Products and Systems	980	322
International	527	441
Corporate and eliminations	(2,132)	(967)
	$1,632	$(303)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

	Nine Months Ended
	February 28, 2010	February 28, 2009

Income from Operations
Services	$13,114	$8,130
Products and Systems	2,021	1,583
International	2,597	4,299
Corporate and eliminations	(5,647)	(3,435)
	$12,085	$10,577

	Three Months Ended
	February 28, 2010	February 28, 2009

Depreciation and Amortization
Services	$3,364	$2,702
Products and Systems	251	258
International	397	195
Corporate and eliminations	32	26
	$4,044	$3,181

	Nine Months Ended
	February 28, 2010	February 28, 2009

Depreciation and Amortization
Services	$9,527	$7,872
Products and Systems	752	748
International	1,036	641
Corporate and eliminations	94	66
	$11,409	$9,327

	As of
	February 28, 2010	May 31, 2009

Intangible assets, net
Services	$15,030	$9,686
Products and Systems	1,148	1,127
International	569	710
Corporate and eliminations	500	426
	$17,247	$11,949

	As of
	February 28, 2010	May 31, 2009

Goodwill
Services	$42,503	$37,355
Products and Systems	—	—
International	1,610	1,501
Corporate and eliminations	(214)	(214)
	$43,899	$38,642

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

	As of
	February 28, 2010	May 31, 2009

Long-lived Assets
Services	$91,062	$75,197
Products and Systems	4,220	4,553
International	5,116	5,137
Corporate and eliminations	325	2,717
	$100,723	$87,604

No individual foreign country’s revenues or long-lived assets were material for disclosure purposes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to the audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on October 9, 2009 (“IPO Prospectus”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2009 is referred to as “fiscal 2009”), and unless otherwise specified or the context otherwise requires, “Mistras,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries.

Overview

We are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. Mission critical services and solutions are delivered globally and provide customers the ability to extend the useful life of their assets, improve productivity and profitability, comply with government safety and environmental regulations and enhance risk management operational decisions. We combine our industry leading products and technologies - 24/7 on-line monitoring of critical assets; mechanical integrity (MI) and non-destructive testing (NDT) services; and its proprietary world class data warehousing and analysis software - to provide comprehensive and competitive products, systems and services solutions from a single source provider. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis.

We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During the first nine months of fiscal 2010, we provided our asset protection solutions to approximately 3,000 customers. As of March 31, 2010, we had approximately 2,300 employees, including 30 Ph.D.’s and more than 100 other degreed engineers and highly-skilled, certified technicians, in 68 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, including petrochemicals, which accounted for approximately 62% of our revenues in the third quarter of fiscal 2010.

Over the last three fiscal years and during the first nine months of fiscal 2010, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have experienced compounded annual growth rate (CAGR) of 30.7% over the last three fiscal years (2007-2009), including the impact of acquisitions and currency fluctuations. During the same period, revenues from our customers in the oil and gas market, including petrochemicals, historically our largest target market, had a CAGR of 39.0%. During this period, the demand for outsourced asset protection solutions has, in general, increased, creating demand from which our entire industry has benefited.

For the last fifteen months, however, the global economy continues to experience an economic downturn or slowdown. Global financial markets have experienced disruptions, including diminished liquidity and credit availability, declines in consumer confidence and in economic growth, high unemployment rates, volatility in interest and currency exchange rates and overall uncertainty about economic stability. Many of the end markets we serve have experienced profit declines and we in turn we have been impacted by these factors both as to our revenues and profitability in fiscal 2009 and to a lesser extent for the first nine months of fiscal 2010. Although some of our customers have delayed or reduced the scope of turnaround projects and other large-scale inspection projects, they have historically seldom postponed such projects indefinitely.

However, we believe this market has also allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technology in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations. In addition, we have increased our revenues by obtaining market share through our acquisitions, growing our business 26% through the first nine months of fiscal 2010. We believe we will be able to derive additional revenues from these strategic investments with favorable gross margins in future periods.

Consolidated Results of Operations

Third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months fiscal 2009

Our revenues, gross profit, income from operations and net income for the third quarter and the first nine months of fiscal 2010 and fiscal 2009 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(In thousands)

Revenues	$64,356	$47,001	$192,334	$153,273

Gross profit	$17,627	$13,104	$57,793	$51,254

Income (loss) from operations	$1,632	$(303)	$12,085	$10,577
Interest expense	744	1,103	2,825	3,692
Loss on extinguishment of debt	—	—	387	—
Income (loss) before provision for income taxes and noncontrolling interests	888	(1,406)	8,873	6,885
Provision (benefit) for income taxes	123	(602)	3,692	2,748
Net income (loss)	765	(804)	5,181	4,137
Net loss (income) attributable to noncontrolling interests	9	16	(30)	(173)
Net income (loss) attributable to Mistras Group, Inc.	$774	$(788)	$5,151	$3,964

Revenues. Revenues were $64.4 million for the third quarter of fiscal 2010 compared to $47.0 million for the third quarter of fiscal 2009. Revenues were $192.3 million for the first nine months of fiscal 2010 compared to $153.3 million for the first nine months of fiscal 2009. We estimate our growth rates for our first three quarters as follows:

	Three Months Ended	Nine Months Ended
	February 28, 2010	February 28, 2010

Revenue growth (in thousands)	$17,355	$39,061

% Growth over prior year	37%	25%

Comprised of:
% of organic growth	24%	14%
% acquisition growth	11%	12%
% foreign exchange increase (decrease)	2%	(1%)
	37%	25%

The majority of the revenue increase has been in our Services segment where the growth rates for the third quarter and first nine months of fiscal 2010 have been approximately 41% and 33%, respectively. Although slower to recover from the lingering impacts of the economy, especially as to capital spending patterns, we also had revenue growth in our Products and Systems segment of 12% and in our International segments of 33% in the third quarter compared to the previous year’s quarter. Through the first three quarters of fiscal 2010, these two segments had very similar revenues compared to the same period last year.

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

The revenue contribution of our segments for the periods presented is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(% of Total Revenues)

Source of Revenues:
Services	82.2%	80.0%	83.0%	78.6%
Products and Systems	7.4%	9.1%	6.8%	8.5%
International	12.6%	12.9%	12.1%	15.3%
Corporate and eliminations	(2.2%)	(2.0%)	(1.9%)	(2.4%)
Total	100.0%	100.0%	100.0%	100.0%

During both the quarter and nine-months ended February 28, 2010, we increased our portfolio of “run and maintain” contracts compared to last fiscal year and had high growth in several of our target markets, including oil and gas, chemical, fossil and nuclear power. These increases were partially offset by certain projects being completed, some declines in capital projects, turn around work and reduced pipeline, aerospace and industrial parts inspection activity compared to the prior year. We expect these latter markets to improve as the economy further stabilizes.

The largest dollar increase was attributable to customers in our oil and gas market including petrochemical, which accounted for approximately 92% and 88% of our revenue growth for the quarter and nine months ended February 28, 2010, respectively. As a percentage of total revenues, the oil and gas market accounted for approximately 62% of both our third quarter and first nine months of the fiscal 2010, respectively. This compares to approximately 56% of total revenues for the same periods in fiscal 2009. For the nine months ended February 28, 2010, we estimate that approximately 35%-40% of our total revenues is downstream or refinery business, in which our customers’ profitability has been impacted by the economy.

Our top ten customers represented 47% of our revenues for the third quarter of fiscal 2010 compared to 36% for the third quarter of fiscal 2009. For the nine months ended February 28, 2010, our top ten customers represented 44% of our revenues compared to 35% for the same period in fiscal 2009. One customer at various locations accounted for 17% of our third quarter fiscal revenues in both fiscal 2010 and 2009. For the first nine months of fiscal 2010, this customer accounted for 19% of our revenues compared to 15% in the same period last fiscal year. No other customer accounted for more than 6% of our revenues in any quarter of fiscal 2010.

Gross profit. Our gross profit was $17.6 million and increased $4.5 million, or 34.5% in the third quarter of fiscal 2010 compared to $13.1 million in the third quarter of fiscal 2009. For the first three quarters of fiscal 2010, our gross profit was $57.8 million, an increase of $6.5 million, or 12.8%, compared to $51.3 million in the third quarter of fiscal 2009. As a percentage of revenues, our gross profit and its components are as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(% of Total Revenues)

Gross profit:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(68.3%)	(67.2%)	(65.9%)	(62.5%)
Depreciation	(4.3%)	(4.9%)	(4.1%)	(4.1%)
Total	27.4%	27.9%	30.0%	33.4%
Change from last year	(0.5%)		(3.4%)

For the third quarter of 2010, we estimated that almost all of the gross profit percentage change compared to the prior year was related to the accelerated growth in the Services segment, which has lower margins relative to our other segments. Also, in the quarter ended February 28, 2010, some of our customers began managing project activity and turnarounds differently than in the past, stopping planned work abruptly more often than in the past, which has created inefficiencies in the planning and utilization of labor. The third quarter in fiscal 2009 was similarly impacted. For the nine months ended February 28, 2010, the decrease in the percentage of gross margin of revenues this fiscal year of approximately 3.4% can also be partially attributed to the large growth in revenues from our Services segment, but other changes in mix, pricing and start-up costs on several new large multi-year contracts also contributed to the decrease. Depreciation expense included in gross profit for the third quarter and first nine months of fiscal 2010 was $2.7 million and $7.9 million, respectively, compared to $2.3 million and $6.2 million, respectively, for the same periods last fiscal year.

Income (loss) from operations. Our income from operations was $1.6 million in the third quarter of fiscal 2010, an increase of $1.9 million compared to a third quarter loss of $0.3 million in fiscal 2009. As a percentage of revenues, for the third quarter of fiscal 2010, our income (loss) from operations was 2.5% of our revenues compared to (0.6%) of our revenues for the same period in fiscal 2009. For the first nine months of fiscal 2010, our income from operations was $12.1 million, or 6.3% of revenues, as compared to $10.6 million, or 6.9% of revenues in the first nine months of fiscal 2009. For the third quarter of fiscal 2010, selling general and administrative expenses as a percentage of revenues decreased to 21.9% as compared to 25.4% in the third quarter of fiscal 2009. This decrease was due to the positive impact of the higher revenue and leveraging the fixed costs in this category of expenses. For the first nine months of fiscal 2010, these expenses were 21.3% of revenues compared to 22.2% of revenues for the first nine months of fiscal 2009. For the nine months ended February 28, 2010, these costs increased by $6.9 million. The primary increases included additional costs and investments, including personnel, to support our growth from acquisitions and to support several new specialties within our asset protection solutions, or “centers of excellence.” Other increases in our selling, general and administrative expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases, additional corporate staff and stock compensation expense of $1.9 approximately million. Operating income in the previous fiscal year included a $2.1 million provision for a lawsuit settled in the second quarter of fiscal 2010 that was subsequently reduced by $0.3 million upon final settlement.

Depreciation and amortization for the third quarter and first nine months of fiscal 2010 was $1.2 million, or 2.0% of revenues, and $3.6 million, or 1.8%, respectively. For the same periods in fiscal 2009, these expenses were $0.9 million or 1.9% of revenues and $3.1 million, or 2.0%, respectively. A reconciliation of our income from operations on a percentage of revenues basis from last fiscal year is as follows:

	Three Months Ended February 28,	Nine Months Ended February 28,

Income from operations as percentage of revenues fiscal 2009	(0.6%)	6.9%

Percentage of revenue (decreases or unfavorable) increases or favorable:

Gross margin	(0.5%)	(3.4%)
Large customer bankruptcy	2.5%	0.4%
Stock compensation expense	(1.2%)	(0.9%)
Other selling general and administrative expenses	2.2%	1.7%
Legal settlement	—	1.5%
All other	0.1%	0.1%
Income from operations as percentage of revenues fiscal 2010	2.5%	6.3%

Interest expense. Interest expense was $0.7 million and $1.1 million for the third quarter of fiscal 2010 and 2009, respectively. For the first nine months of fiscal 2010 and 2009, the interest expense was $2.8 million and $3.7 million, respectively. The decreases in interest expense in fiscal 2010 compared to the comparable periods in fiscal 2009 related to the repayment of our bank debt in connection with our public offering. We will continue to pay interest on debt related to our acquisitions and capital leases.

Loss on Extinguishment of debt. The loss on extinguishment of debt of $0.4 million for the nine months ended February 28, 2010 relates to the write-off of previously deferred costs associated with the July 2009 refinancing and subsequent repayment of our senior credit facility in October 2009.

Income taxes. The provision for income taxes was $0.1 million for the third quarter of fiscal 2010 and $3.7 million for the first nine months of fiscal 2010. This compares to a $0.6 million tax benefit and $2.7 million tax provision for the same periods in fiscal 2009. Our effective income tax rate for the three months ended February 28, 2010 and 2009 was approximately 14% and 43%, respectively. This rate decrease relates primarily to an adjustment to reflect current estimates as to the distribution of taxable income to various tax jurisdictions. This adjustment also considered the filing of our fiscal 2009 income tax returns during this quarter as well as other adjustments to tax timing differences that are no longer applicable. Our effective income tax rate for the nine months ended February 28, 2010 and 2009 was approximately 42% and 40%, respectively. The primary reason for this rate increase relates to the sources of our operating income. In the first nine months of fiscal 2010, a higher percentage of our operating income came from our operations in the United States, which are generally subject to higher tax rates.  Our effective income tax rate for the fiscal year ending May 31, 2010 is currently estimated to be approximately 42% compared to approximately 45% for the fiscal year ending May 31, 2009.

Net income (loss) attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the third quarter of fiscal 2010 was $0.8 million, or 1.2% of our revenues, which is greater than our net loss attributable to Mistras Group, Inc. for the third quarter of fiscal 2009, which was a loss of $0.8 million, or a negative 1.7% of revenues. For the first nine months of fiscal 2010 and fiscal 2009, net income attributable to Mistras Group, Inc. was $5.2 million, or 2.7% of revenues, and $4.0 million, or 2.6% of revenues, respectively. Net income attributable to Mistras Group, Inc. increased $1.6 million and $1.2 million for the third quarter and nine-month period, respectively, compared to the prior year. The overall increases to net income attributable to Mistras Group, Inc. are attributed to factors that were discussed above and summarized below:

	Three Months Ended	Nine Months Ended
	February 28, 2010	February 28, 2010
	compared to	compared to
	Three Months Ended	Nine Months Ended
	February 28, 2009	February 28, 2009
	(In thousands)
Items increasing net income attributable to Mistras Group, Inc.:
Increase in gross profit	$4,523	$6,539
Lower expenses related to legal settlement, net	89	2,437
Decreased provision for large customer bankruptcy1	1,163	396
Lower interest expense	359	867
Reduced income attributable to non-controlling interests	—	143

	6,134	10,382

Items decreasing net income attributable to Mistras Group, Inc.:
Increased other selling, general and administrative expenses1	2,553	5,570
Increased stock compensation expense1	777	1,764
Increased research and engineering expense	102	89
Increased amortization	408	441
Increased loss on extinguishment of debt	—	387
Increased provision for income taxes	725	944
Increased income attributable to non-controlling interests	7	—

	4,572	9,195
Change in net income attributable to Mistras Group, Inc.	$1,562	$1,187

1 Collectively these items comprise the increase to selling, general and administrative expenses.

Segment Data

Segment Results for Third quarter of Fiscal 2010 and 2009

Segment discussions that follow provide supplemental information regarding the significant factors contributing to the changes in results for each of our business segments.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(In thousands)
Revenues1
Services	$52,912	$37,603	$159,552	$120,439
Products and Systems	4,768	4,258	13,137	13,055
International	8,092	6,065	23,322	23,382
Corporate and eliminations	(1,416)	(925)	(3,667)	(3,603)
	$64,356	$47,001	$192,344	$153,273
Gross Profit
Services	$11,898	$8,771	$41,831	$34,270
Products and Systems	2,711	2,055	7,217	6,648
International	3,222	2,310	9,212	10,490
Corporate and eliminations	(204)	(32)	(467)	(154)
	$17,627	$13,104	$57,793	$51,254

Income (loss) from Operations
Services	$2,257	$(99)	$13,114	$8,130
Products and Systems	980	322	2,021	1,583
International	527	441	2,597	4,299
Corporate and eliminations	(2,132)	(967)	(5,647)	(3,435)
	$1,632	$(303)	$12,085	$10,577

Depreciation and Amortization
Services	$3,363	$2,702	$9,527	$7,872
Products and Systems	252	258	752	748
International	397	195	1,036	641
Corporate and eliminations	32	26	94	66
	$4,044	$3,181	$11,409	$9,327

1 Revenues by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

Services

Seasonality. Our first and third quarters are traditionally seasonally slower quarters for the Services segment. These quarters coincide with the production schedules of many of our largest customers and are a time when less maintenance and inspection services is typically performed. In addition, the Services segment historically generates fewer billable hours during these quarter due to the timing of vacation and holidays taken by our personnel.

Revenues. In the third quarter of fiscal 2010, our Services segment revenues were $52.9 million, which is an increase of $15.3 million, or 40.7%, compared to $37.6 million for the third quarter of fiscal 2009. During this period, we estimate the organic growth was 26% and growth from acquisitions was 14%. In the same quarter in fiscal 2009, work at many customer locations was rescheduled, or cancelled, because of the economy and we estimate that revenues for these existing customers increased approximately 10% in the third quarter of fiscal 2010. The remaining organic increase was a result of new multi-year contracts obtained during the year, growth in the power generation and transmission industry, as well as growth from new service offerings. We continued to have growth from our centers of excellence including mechanical integrity and tube inspection. We expect that this higher level of activity will continue through our fourth quarter. Declines in pipeline, aerospace, infrastructure and industrial parts inspection activity were continuing; however, we would expect these latter markets to improve as the economy further stabilizes.

For the first nine months of fiscal 2010, our Services segment revenues were $159.6 million, which is an increase of $39.1 million, or 32.5%, compared to $120.4 million for the first three quarters of fiscal 2009. For this nine month period, we estimate the organic growth was 17% and growth from our acquisitions was 15%. During fiscal 2010, we experienced pricing pressure, especially on new multi-year contracts and renewals. We estimate that in the first nine months of the year we lost no more than 1% to 2% of our segment revenues solely due to competition from lower pricing, which was more than replaced by other business. Although our customers are always price sensitive, the overall pressure due to the economy has lessened from existing customers, but we would expect continued price sensitivity on new base business, especially as our competition attempts to regain lost market share; however, we believe that our market differentiation should help prevent any significant erosion of profitability.

The oil and gas industry accounted for approximately 73% of our Services segment revenues during the third quarter and 68% of segment revenues for the first nine months of fiscal 2010. This compares to approximately 61% and 60%, respectively for the same periods in the prior fiscal year. Our top ten Services segment customers accounted for approximately 56% and 53% of our segment revenues during the third quarter and first nine months of fiscal 2010, respectively. This compares to approximately 45% and 43%, respectively, for the same periods in the prior fiscal year. Under different contracts and at multiple sites, one customer represented 21% and 23% of our segment revenues for the third quarter and first nine months of fiscal 2010. This same customer represented 21% and 19% for the same periods in fiscal 2009, respectively.

Gross profit. For the third quarter and first nine months of fiscal 2010, our segment gross profit was $11.9 million, or 22.5% of segment revenues, and $41.8 million, or 26.2% of segment revenues, respectively. This compares to $8.8 million, or 23.3% of segment revenues, and $34.3 million, or 28.5% for the same periods in fiscal 2009. For the third quarter and first nine months of fiscal 2010, our cost of segment revenues, excluding depreciation expense, was 73.1% and 69.7%, respectively. This compares to 71.5% and 67.2% for the same periods in fiscal 2009. For the third quarter and first nine months of fiscal 2010, our depreciation expense used in determining our gross profit was $2.3 million, or 4.4% of revenues and $6.5 million, or 4.1% of revenues, respectively. This compares to $1.9 million, or 5.1% of revenues and $5.2 million, or 4.4% for the same periods in fiscal 2009.

The pricing pressure noted above in the discussion of revenues, the mix of our revenues and intake of new traditional business, including start-up costs on new multi-year, contracts has led to lower profitability on our time and material billings. Although unbillable time decreased from the third quarter of 2009, when many of our customers significantly stopped or curtailed work during the December time frame, unbillable time remained above targeted levels. In the third quarter this year, certain of our customers were managing project activity and turnarounds differently than in the past, stopping or changing planned work schedules more abruptly or frequently than in the past, which has created inefficiencies in the planning and utilization of labor. We also modified our vacation and sick day policies, which changed the timing of these expenses. The impact was to increase our expenses in the fiscal 2010 periods reported; however, this change should benefit our profitability next December. Compared to last year, our complement of certified technicians and related fringe benefit costs has increased. However, we believe this increase in technical staff gives us the ability to further leverage our existing resources and related costs by through revenue growth.

Income (loss) from operations. Our Services segment income(loss) from operations during the third quarter of fiscal 2010 and 2009 was $2.3 million, or 4.3% of revenues, and ($0.09) million, or (0.3)% of revenues, respectively. Income from operations during the first nine months of fiscal 2010 and 2009 was $13.1 million, or 8.2% of revenues, and $8.1 million, or 6.8% of revenues, respectively. The most significant change in both the quarterly and first nine months was $2.1 million recorded in fiscal 2009 to provide for estimated legal expenses related to a class action lawsuit, since settled. Segment selling, general and administrative expenses, excluding this one-time charge, for the third quarter of fiscal 2010 and 2009 were 16.1% and 21.3% of segment revenues, respectively. For the first nine months of fiscal 2010 and fiscal 2009, these expenses were 16.2% and 17.7%, respectively. These expenses increased $0.5 million for the third quarter in fiscal 2010 compared to fiscal 2009 and increased $4.5 million for the first nine months of fiscal 2010. Except for a first quarter 2010 provision of $0.8 million for bad debt expense related to changes in our collectability estimate for a large customer bankruptcy, which is now fully reserved, the reasons for the dollar increases are the same in both periods. The majority of the selling, general and administrative expenses relates to costs associated with additional infrastructure to support our growth, including several new locations obtained through our acquisitions, and costs to develop and support our centers of excellence. A smaller portion of the increase was driven by higher compensation and benefit expenses for normal salary increases, additional corporate staff and professional fees. In the third quarter of fiscal 2010, segment depreciation and amortization expense used in determining segment income from operations increased $0.3 million to $1.1 million, or 2.0% of segment revenues from $0.8 million, also 2.0% of segment revenues in the third quarter of fiscal 2009. For the nine months ended February 28, 2010, the segment depreciation and amortization expense used in determining segment income from operations was $3.0 million, or 1.9% of revenues as compared to $2.6 million, or 2.2% of segment revenues for the same period of fiscal 2009. The increase in all periods related to increased amortization from acquisitions made in fiscal 2010.

Products and Systems

Revenues. Revenues in the Products and Systems segment were $4.8 million in the third quarter of fiscal 2010 compared to $4.3 million for the third quarter of fiscal 2009. With a 12% increase over the same quarter last year and increased bookings, this segment appears to have rebounded after a 5% decrease in revenues in the first half of the fiscal year caused by slower capital spending by our customers due to continuing concerns over the economy. For the first nine months of fiscal 2010, revenues were $13.1 million and on par with the $13.1 million in the first nine months of the prior fiscal year. Several large orders received in the quarter, as well as expansion of our sales distribution channels by hiring additional industry-focused sales representatives should continue the trend of gradual sales growth.

Gross profit. Gross profit was $2.7 million, or 56.9% of revenue compared to $2.1 million, or 48.3% of revenue in the same quarter last fiscal year. For the first nine months of fiscal 2010, gross profit was $7.2 million, or 54.9% of revenues compared to $6.6 million, or 50.9% of revenues in the first nine months of the prior fiscal year. The 4% improvement in gross margin percentage during the first nine months of fiscal 2010 was attributed to sales of higher margin products and several cost cutting initiatives implemented. Depreciation expense used in determining segment gross profit for the third quarter of fiscal 2010 and 2009 was $0.2 million, or 4.2% of revenues, and $0.2 million, or 4.9% of revenues, respectively. Depreciation expense used in determining segment gross profit for the first nine months of fiscal 2010 and 2009 was $0.6 million, or 4.5% of revenues, and $0.6 million, or 4.4% of revenues, respectively.

Income (loss) from operations. Our Products and Systems segment income from operations during the third quarter of fiscal 2010 was $1.0 million, or 20.6% of segment revenues, compared to income from operations of $0.3 million, or 7.6% of revenues, for the third quarter of fiscal 2009. The $0.7 million increase in the gross profit for our third quarter in fiscal 2010 was the primarily reason for the increase. Our segment operating income for the first nine months of fiscal 2010 and 2009 was $2.0 million, or 15.4% of revenue and $1.6 million, or 12.1% of revenue, respectively. The improvement in gross profit was the principal driver of the operating income improvement. Our selling, general and administrative expenses in the third quarter of fiscal 2010 were 24.0% of revenues compared to 28.1% of revenues in the third quarter the previous fiscal year. For the first nine months of fiscal 2010 and 2009, these costs as a percentage of revenues were 27.3% and 26.6%, respectively. For all periods, the depreciation and amortization expense in determining segment income from operations was less than 1.3%.

International

Basis of Reporting. Our International segment’s reporting year end is April 30, while our other segments’ year ends are May 31. Similarly, all three month reporting periods reflect a lag of one month. For example, for the International segment, the reported third quarter of fiscal 2010 represents the three months ended January 31. Historically, the effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position has not been significant.

Revenues. For the third quarter in fiscal 2010, revenues in our International segment were $8.1 million compared to $6.1 million the third quarter last year. The 33.4% increase is comprised of 19.3% of organic growth and 14.1% related to foreign exchange impacts as the dollar weakened against the basket of currencies in which we operated compared to the same quarter last year. All of our entities had organic growth in the quarter except France. Our Brazilian subsidiary led with growth exceeding 30% as they provided advanced services to a major customer, while several of our other smaller subsidiaries also experienced double digit growth. In the quarter, we also provided for a customer sales allowance in Russia that related to the scope of work performed on a blanket sales order. We are hopeful of recovering all or a portion of the $0.3 million provided.

For the nine months ended February 28, 2010 segment revenues were $23.3 million as compared to $23.4 million for the same period last year. For this period, although organic and acquisition growth totaled 5.1%, unfavorable foreign currency impacts offset this amount. On a local currency basis, our Brazilian subsidiary had impressive growth exceeding 25%. In addition, our UK based company with operations in the UK, Holland, India and Greece had positive growth due to increased field inspection and research contracts, as well as acquisition growth. Offsetting this growth were revenue declines in Russia, France and Japan, which were more impacted by the economy.

Gross profit. For the third quarter of fiscal 2010, gross profit was $3.2 million, or 39.8% of revenues as compared to $2.3 million, or 38.1% of revenue in the same quarter last fiscal year. Notwithstanding the Russia sales allowance noted above, margins in the third quarter of fiscal 2010 improved compared to the third quarter of fiscal 2009 due to an increase in revenues from equipment sales. For the first nine months of fiscal 2010 and 2009, the gross profit was $9.2 million, or 39.5% of revenues and $10.5 million, or 44.9% of revenues. In our foreign operations, our cost of revenues tends to be more fixed in nature and the ability to generate higher margins is dependent on achieving consistent revenues. For the nine-month period in fiscal 2010, there were fewer acoustic emission product and system sales which have a higher margin profile. Depreciation expense used in determining our segment gross profit for the third quarter of fiscal 2010 and 2009 was $0.2 million, or 2.9% of segment revenues, and $0.1 million, or 2.5% of segment revenues, respectively. Depreciation expense for the first nine months of fiscal 2010 and 2009 was $0.8 million, or 3.3% of segment revenues, and $.4 million, or 1.7% of segment revenues, respectively.

Income (loss) from operations. Income from operations from our International segment for the third quarter of fiscal 2010 and 2009 was $0.5 million and $0.4 million, respectively. As a percentage of segment revenues, segment income from operations was 6.5% and 7.3% in the third quarter of fiscal 2010 and 2009, respectively. For the first nine months of fiscal 2010 and fiscal 2009, the income from operations was $2.6 million, or 11.1% of revenues and $4.3 million, or 18.4% of revenues. Selling, general and administrative expenses, the largest factor in determining segment income from operations for the third quarter of fiscal 2010 and 2009, were $2.5 million, or 30.9% of segment revenues, and $1.8 million, or 29.3% of segment revenues, respectively. For the first nine months of fiscal 2010 and fiscal 2009, these expenses were $6.3 million, or 26.9% of revenues and $5.8 million, or 24.8% of revenues. There was a small increase in these expenses on a local currency basis due to the additional infrastructure related to a small acquisition in Holland that was completed September 1, 2008, as well as additional costs incurred in France and Brazil for additional personnel and training. In addition, professional fees for the first time statutory audit of the European U.K. group were higher than anticipated.

Corporate and Eliminations

The elimination in revenues and cost of revenues primarily relates to the accounting elimination of revenues from sales of our Products and Systems segment to the International segment. The other major item in the corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing, acquisition transaction costs, non-cash stock compensation and other similar costs. As a percentage of our total revenues, the net revenue and cost of revenue elimination combined with these administrative costs were 2.3% and 3.0% of total revenues for third quarter of fiscal 2010 and 2009, respectively. On a dollar basis for the third quarter, the costs included in the total selling, general and administrative expenses of the Company increased $1.0 million which approximates the $0.8 million increase recorded for stock compensation during the third quarter of fiscal 2010. For the first nine months of fiscal 2010 and fiscal 2009, the net revenue and cost of revenue elimination combined with these administrative costs were 2.2% and 3.2% of total revenues. The selling, general and administrative expenses included in this total for the nine months ended February 28, 2010 and 2009 were $5.2 million, or 2.7% of total revenues and $3.4 million, or 2.2% of total revenues, respectively. Increases to the stock compensation expense in fiscal 2010 of $1.9 million primarily accounted for the increase.

Liquidity and Capital Resources

Overview

We have primarily funded our operations through the issuance of preferred stock in a series of financings, bank borrowings, capital lease financing transactions, the issuance of our common stock and cash provided from operations. We have used these proceeds to fund our operations, develop our technology, expand our sales and marketing efforts to new markets and acquire small companies or assets, primarily to add certified technicians and enhance our capabilities and geographic reach. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, and borrowings under our credit agreement will be sufficient to meet our anticipated cash needs over the next 12 months.

Cash Flows from Operating Activities

During the nine months ended February 28, 2010, cash provided by our operating activities was $12.4 million, an increase of $5.6 million from the comparable period of fiscal 2009. Positive operating cash flow was primarily attributable to net income plus depreciation and amortization and other non-cash charges of $19.0 million. We used $6.6 million of cash to fund an increase in operating assets primarily for trade accounts receivable.

In the nine months ended February 28, 2009, positive operating cash flow was primarily attributable to net income plus depreciation and amortization and other non-cash charges of $14.8 million. During this same period, $8.1 million cash was used to fund net operating assets, primarily for our trade accounts receivable.

Cash Flows from Investing Activities

During the nine months ended February 28, 2010, cash used in investing activities was $15.9 million compared to $14.1 million from the comparable period of fiscal 2009. Cash purchases of property, plant and equipment were $1.7 million and were primarily related to equipment used by our technicians. Cash used in investing activities also included our acquisition of three asset protection businesses for cash payments aggregating $14.3 million.

Cash used in investing activities in the nine months ended February 28, 2009 was $14.1 million, of which $3.5 million was for cash purchases of property, plant and equipment and $10.3 million was related to acquisitions of asset protection businesses.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11.6 million for the nine months ended February 28, 2010, an increase of $4.3 million from the comparable period in fiscal 2009. On October 14, 2009, we completed our initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. We sold 6,700,000 shares in the offering. The net proceeds to the Company were $74.0 million after deducting underwriters’ commissions and other expenses. The Company used approximately $66.6 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million) on October 14, 2009. Also during this nine-month period, the Company made capital lease payments of $4.6 million.

Net cash provided by financing activities for the nine months ended February 28, 2009 was $7.3 million comprised of $20.0 million in borrowings of long-term debt associated with the July 2008 amendment of our former credit agreement, $0.4 million in net repayments of our former revolver, $9.0 million in long-term principal repayments, and $3.4 million in capital lease principal payments.

Effect of Exchange Rate on Changes in Cash and Cash Equivalents

For the nine months ended February 28 of fiscal 2010 and 2009, the effect of exchange rate changes on our cash and cash equivalents was de minimus and $0.2 million, respectively. The fiscal 2009 change was primarily related to the strengthening of the U.S. dollar compared to the other currencies in which we conduct business.

Cash balance and credit facility borrowings

Cash and cash equivalents at February 28, 2010 and May 31, 2009 were $13.7 million and $5.7 million, respectively. Financing for our operations consists primarily of bank borrowings, capital lease financing and cash provided from operations which we believe are sufficient to fund our capital expenditures, debt maturities and other business needs.

On July 22, 2009, we entered into our current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25,000 term loan and a $55,000 secured revolving credit facility. The proceeds from this transaction were used to repay the outstanding indebtedness of the former credit facility and to fund acquisitions.

As described in Note 3, the outstanding principal balance of the term loan was subsequently repaid in connection with our initial public offering and may not be re-borrowed under the current credit agreement. We also repaid the outstanding balance of the revolving credit facility but may re-borrow at any time. Borrowings made under the revolving credit facility are payable on July 21, 2012. In December 2009, we signed an amendment to our current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio and the procedures for obtaining lender approval in acquisitions.

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it applicable.

The credit agreement also contains financial and other covenants limiting our ability to, among other things, create liens, make investments and certain capital expenditures, incur more indebtedness, merge or consolidate, acquire other companies, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The agreement’s financial covenants require us to maintain a minimum debt service coverage ratio, and a funded debt leverage ratio, all as defined in the credit agreement. There is a provision in the credit facility that requires us to repay 25% of the immediately preceding fiscal year’s “free cash flow” if our ratio of “funded debt” to EBITDA, as defined in the credit agreement, is less than a fixed amount on or before October 1 each year.

In the first quarter ended August 31, 2009, we capitalized $534 of costs related to the new credit agreement and expensed $169 of deferred financing costs related to our former credit facility. With the repayment and extinguishment of the term loan portion of this new facility in October 2009, we expensed $218 of the financing costs incurred in the first quarter of fiscal 2009. The unamortized balance of these costs is included in net intangible assets in the consolidated balance sheet. The accelerated amounts expensed are classified as loss on extinguishment of debt in the consolidated statement of operations.

At February 28, 2010, we were in compliance with the terms of the credit agreement.

Off-balance sheet arrangements

During the third quarter of fiscal 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had $0.6 million of foreign currency translation gains in other comprehensive income for the first nine months of fiscal 2010. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility is variable. Accordingly, to the extent that we borrow under this facility, we are exposed to the risks associated with increases in interest rates under the facility.

In 2007, we entered into two interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. At February 28, 2010, only one swap contract was outstanding with a notional amount of $8.0 million.

We had cash and cash equivalents of $13.7 million at February 28, 2010. These amounts are held for working capital purposes and were invested primarily in short-term interest-bearing accounts. In addition, the remaining net proceeds of our initial public offering are invested in short-term, money market funds. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed relating to our compliance efforts with regards to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of fiscal 2010.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On October 7, 2009, the SEC declared effective our registration statement on Form S-1 (File No. 333-151559) in connection with our initial public offering, which closed on October 14, 2009. We received net proceeds of approximately $77.9 million from the offering. During the three months ended February 28, 2010, we used $0.1 million of these proceeds to pay costs and expenses related to the offering, for a total amount used since the offering of $68.0 million. We anticipate that we will use the remaining net proceeds from the offering for working capital and other general corporate purposes, which may include the acquisition of businesses. We do not, however, have agreements or binding commitments for any specific acquisitions at this time. Pending such uses, we have invested the net proceeds in short-term money market accounts.

(c) Repurchases of Our Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index on Page 29 of this report, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Paul Peterik
Paul Peterik
Chief Financial Officer
(Principal financial officer and duly authorized officer)

Date: April 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment, dated as of December 14, 2009, to the Second Amended and Restated Credit Agreement, dated July 22, 2009 (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.