Form 10-Q
period 2010-08-31
Mistras Group, Inc.
filed 2010-10-14
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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
☐ Yes    ☒ No

As of October 8, 2010, the registrant had 26,664,254 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share and per share data)

	August 31, 2010	May 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$13,855	$16,037
Accounts receivable, net	51,877	54,721
Inventories, net	8,982	8,736
Deferred income taxes	2,272	2,189
Prepaid expenses and other current assets	5,334	5,292
Total current assets	82,320	86,975
Property, plant and equipment, net	40,469	39,981
Intangible assets, net	17,695	16,088
Goodwill	47,622	44,315
Other assets	204	1,273
Total assets	$188,310	$188,632

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities
Current portion of long-term debt	$6,579	$6,303
Current portion of capital lease obligations	5,219	5,370
Accounts payable	4,553	4,640
Accrued expenses and other current liabilities	19,263	20,090
Income taxes payable	2,332	3,281
Total current liabilities	37,946	39,684
Long-term debt, net of current portion	6,441	5,691
Obligations under capital leases, net of current portion	8,467	9,199
Deferred income taxes	2,032	2,087
Other long-term liabilities	662	1,417
Total liabilities	55,548	58,078

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,664,254 and 26,663,528 shares issued and outstanding as of August 31, 2010 and May 31, 2010, respectively	267	267
Additional paid-in capital	162,783	162,054
Accumulated deficit	(28,856)	(30,448)
Accumulated other comprehensive loss	(1,797)	(1,587)
Total Mistras Group, Inc. stockholders’ equity	132,397	130,286
Noncontrolling interest	365	268
Total equity	132,762	130,554
Total liabilities, preferred stock and equity	$188,310	$188,632

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	For the three months ended August 31,
	2010	2009
Revenues:
Services	$61,252	$51,656
Products	7,158	4,433
Total revenues	68,410	56,089
Cost of Revenues:
Cost of services	41,391	34,369
Cost of goods sold	3,277	2,099
Depreciation of services	2,809	2,280
Depreciation of products	155	191
Total cost of revenues	47,632	38,939
Gross profit	20,778	17,150
Selling, general and administrative expenses	15,479	13,133
Research and engineering	555	483
Depreciation and amortization	1,178	1,045
Legal reserve	250	(297)
Income from operations	3,316	2,786
Other expenses
Interest expense	690	1,064
Loss on extinguishment of long-term debt	—	169
Income before provision for income taxes and noncontrolling interest	2,626	1,553
Provision for income taxes	1,054	694
Net income	1,572	859
Net loss (income) attributable to noncontrolling interests, net of taxes	20	(44)
Net income attributable to common stockholders	$1,592	$815
Earnings per common share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	26,664	13,000
Diluted	26,778	20,435

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statement of Stockholders’ Equity
(in thousands)

	Common Stock			Retained	Accumulated
			Additional	earnings	other
			paid-in	(accumulated	comprehensive	Noncontrolling		Comprehensive
	Shares	Amount	capital	deficit)	loss	Interest	Total	income (loss)
Balance at May 31, 2010	26,664	$267	$162,054	$(30,448)	$(1,587)	$268	$130,554	$

Net income (loss)	—	—	—	1,592	—	(20)	1,572	1,572
Foreign currency translation adjustment	—	—	—	—	(210)	—	(210)	(210)
Stock compensation	—	—	729	—	—	—	729	—
Noncontrolling interest in subsidiary	—	—	—	—	—	117	117	—

Balance at August 31, 2010	26,664	$267	$162,783	$(28,856)	$(1,797)	$365	$132,762	$1,362

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended August 31,
	2010	2009
Cash flows from operating activities
Net income attributable to common stockholders	$1,592	$815
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,142	3,516
Deferred income taxes	(24)	—
Provision for doubtful accounts	105	897
Loss on extinguishment of long-term debt	—	169
Gain on sale of assets	(9)	(29)
Amortization of deferred financing costs	42	69
Stock compensation expense	729	250
Noncash interest rate swap	89	124
Net (loss) income attributable to noncontrolling interests	(20)	44
Foreign currency (gain) loss	(17)	210
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	3,140	214
Inventories	(189)	965
Prepaid expenses and other current assets	(18)	(436)
Other assets	937	(575)
Accounts payable	281	1,154
Income taxes payable	(938)	452
Accrued expenses and other current liabilities	(1,561)	(2,356)
Net cash provided by operating activities	8,281	5,483
Cash flows from investing activities
Purchase of property, plant and equipment	(1,877)	(1,375)
Purchase of intangible assets	(86)	(85)
Acquisition of businesses, net of cash acquired	(5,301)	(14,000)
Proceeds from sale of equipment	24	102
Net cash used in investing activities	(7,240)	(15,358)
Cash flows from financing activities
Repayment of capital lease obligations	(1,459)	(1,425)
Repayments of long-term debt	(1,642)	(38,009)
Net borrowings from revolver	—	25,335
Proceeds from borrowings of long-term debt	—	25,000
Debt issuance costs	—	(500)
Net cash (used in) provided by financing activities	(3,101)	10,401
Effect of exchange rate changes on cash and cash equivalents	(122)	(159)
Net change in cash and cash equivalents	(2,182)	367
Cash and cash equivalents
Beginning of period	16,037	5,668
End of period	$13,855	$6,035
Supplemental disclosure of cash paid
Interest	$750	$1,035
Income taxes	$3,530	$185
Noncash investing and financing
Equipment acquired through capital lease obligations	$583	$1,598
Issuance of notes payable and other debt obligations primarily related to acquisitions	$1,637	$4,412

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1.   Description of Business & Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the “Company”) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role the Company services play in ensuring the safe and efficient operation of infrastructure, the Company has historically provided a majority of its services to its customers on a regular, recurring basis. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industry.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly or majority-owned subsidiaries: Quality Service Laboratories, Inc., Cismis Springfield Corp., Mistras Group, S.A. (formerly Euro Physical Acoustics, S.A.) and its majority-owned subsidiary, IPS S.A.R.L. (“IPS”), Nippon Physical Acoustics Ltd., Physical Acoustics South America, Diapac Company, Mistras Canada, Inc. and Physical Acoustics Ltd. and its wholly or majority-owned subsidiaries, Physical Acoustics India Private Ltd., Physical Acoustics B.V. and Envirocoustics A.B.E.E. (“Envac”). Where the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The noncontrolling interest in net income, net of tax, is classified separately in the accompanying consolidated statements of operations.

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

Reclassification

Certain amounts previously reported in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

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

Percentage of completion

A portion of the Company’s revenues are generated from engineering and manufacturing of custom products under long-term contracts that may last from several months to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting revenues are recognized as work is performed. The percentage of completion at any point in time is based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. The percentage of completion is then applied to the total contract revenue to determine the amount of revenue to be recognized in the period. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct materials, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Multiple-element arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. Vendor-specific objective evidence is utilized to determine whether they can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items if the delivery or performance of the undelivered items is probable and in the control of the Company.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and the pro forma vesting of restricted stock units.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2010 did not identify any instances of impairment and there were no events through August 31, 2010 that warranted a reconsideration of our impairment test results.

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

The Company has one major customer with multiple business units that accounted for 18% and 22% of revenues for the three months ended August 31, 2010 and 2009, respectively. Accounts receivable from this customer was approximately 15% and 10% of total accounts receivable, net as of August 31, 2010 and May 31, 2010, respectively.

Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The Company uses the “straight-line” attribution method for allocating compensation costs and recognizes the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock option awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the expected term of stock-based awards and the estimated volatility of the Company’s common stock price. The Black-Scholes model is sensitive to changes in these two variables. Since the Company’s initial public offering (“IPO”), the expected term of the Company’s stock options is generally determined using the mid-point between the vesting period and the end of the contractual term. Expected stock price volatility is typically based on the daily historical trading data for a period equal to the expected term. Because the Company’s historical trading data only dates back to October 8, 2009, the first trading date after its IPO, the Company has estimated expected volatility using an analysis of the stock price volatility of comparable peer companies. Prior to the Company’s IPO, the exercise price equaled the estimated fair market value of the Company’s common stock, as determined by its board of directors. Since the Company’s IPO, the exercise price of stock option grants is determined using the closing market price of the Company’s common stock on the date of grant.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition related to multiple-element arrangements. The new guidance requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other first party evidence of value is not available. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted retrospectively from the beginning of an entity’s fiscal year. The Company does not expect a significant impact on the financial statements of the Company when the guidance is adopted in fiscal 2012.

3.   Capitalization

Common Stock

In October 2009, the Company completed its initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares. The Company received net proceeds of approximately $74.0 million from the offering. The Company used approximately $68.0 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million), as well as approximately $1.5 million to pay costs and expenses related to the offering. The remaining proceeds (approximately $6.0 million) were used for acquisitions and working capital purposes.

Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Preferred stock

Prior to its IPO in October 2009, the Company completed several private placements of its Class A and Class B preferred stock. These preferred shares included various redemption and conversion features and were reported outside the equity section and adjusted to fair value, which represented their redemption value at each reporting date. All of the preferred shares outstanding as of the offering converted to common stock and all accretion recorded through the redemption price formula were credited to additional paid-in capital.

Stock options

In September 2009, the Company’s Board of Directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the “2009 Plan”), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The Plan allows for the grant of awards of up to approximately 2,286,000 shares, of which approximately 1,997,000 shares were available as of August 31, 2010 for future grants under the 2009 Plan.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the “1995 Plan”), and (ii) the 2007 Stock Option Plan (the “2007 Plan”). No additional awards may be granted from these two plans.

Under the 2009 Plan, the 2007 Plan and the 1995 Plan, collectively, there were a total of approximately 2,911,000 stock options and 219,000 restricted stock units outstanding as of August 31, 2010.

The fair value of the Company’s stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended August 31,
	2010	2009

Dividend yield	0.0%	0.0%
Expected volatility	44%	44%
Risk-free interest rate	2.6%	1.9-3.0%
Expected term (years)	6.3	4.0-6.3

The Company recognized stock-based compensation expense related to stock option awards of approximately $710 thousand, and $250 thousand for the three months ended August 31, 2010, and 2009, respectively. As of August 31, 2010, there was approximately $9.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards which are expected to be recognized over a remaining weighted average period of 2.9 years. There were no stock option exercises during the three months ended August 31, 2010 and 2009.

The Company also recognized $19 thousand in stock-based compensation expense related to restricted stock unit awards during the three months ended August 31, 2010. There was no such expense incurred during the three months ended August 31, 2009.  As of August 31, 2010, there was approximately $2.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 4.0 years.

4.     Acquisitions

Assets and liabilities of the acquired businesses were included in the Consolidated Balance Sheet as of August 31, 2010 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. Results of operations for the period from acquisition date are reported in each respective operating segment’s statement of operations.

The Company made two acquisitions during the quarter ended August 31, 2010 for strategic market expansion. The first acquisition was an asset purchase that met the definition of a “business” as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-20. In the second acquisition, we acquired 80% of the common stock of the acquiree. The remaining 20% of the acquiree’s common stock is recorded as noncontrolling interest in stockholders’ equity. Revenues included in the Consolidated Statement of Operations for the three months ended August 31, 2010 from these acquisitions for the period subsequent to the closing of each respective transaction was approximately $1.1 million. On a pro forma basis from the beginning of fiscal 2010, revenues from these acquisitions would have been approximately $2.1 million. Operating income or other financial measures for these acquisitions both from the date of closing of each respective transaction and on a pro forma basis is impractical to estimate due to the integration of these entities post-acquisition.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The table below summarizes the preliminary purchase price allocation for all acquisitions:

Number of entities	2
Total cost:
Cash paid	$5,301
Subordinated notes issued	1,637
Debt assumed	98

$7,036

Current assets acquired	59
Property, plant and equipment	1,067
Deferred tax asset	6
Intangibles, primarily customer lists	2,655
Goodwill	3,366
Less: noncontrolling interest	(117)

$7,036

The amortization period of intangible assets acquired range from one to seven years.  Goodwill of approximately $3.4 million resulting from these acquisitions arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits derived from the assembled workforce of the acquired companies. The goodwill recognized is expected to be deductible for tax purposes.

5.     Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful Life	August 31, 2010	May 31, 2010
	(Years)
Land		$2,186	$1,304
Building and improvements	30-40	10,677	10,240
Office furniture and equipment	5-8	3,543	1,479
Machinery and equipment	5-7	68,499	68,238
		84,905	81,261
Accumulated depreciation and amortization		44,436	41,280
		$40,469	$39,981

Depreciation expense for the three months ended August 31, 2010 and 2009 was $3.0 million and $2.5 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

6.   Accounts Receivable and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

Balance, May 31, 2010	$1,661
Provision for doubtful accounts	105
Write-offs, net of recoveries	(19)
Foreign exchange valuation	7

Balance, August 31, 2010	$1,754

7.   Inventories

Inventories consist of the following:

	As of	As of
	August 31, 2010	May 31, 2010

Raw materials	$2,595	$2,564
Work in process	2,373	2,252
Finished goods	2,746	2,655
Supplies	1,268	1,265
	$8,982	$8,736

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $0.9 million as of August 31, 2010 and May 31, 2010, respectively.

8.   Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	August 31, 2010	May 31, 2010

Accrued salaries, wages and related employee benefits	$8,511	$8,158
Other accrued expenses	2,675	2,740
Accrued worker compensation and health benefits	6,809	8,041
Deferred revenues	1,268	1,151

Total	$19,263	$20,090

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

9.   Long-Term Debt

Long-term debt consists of the following:

	As of	As of
	August 31, 2010	May 31, 2010
Senior credit facility:
Revolver	$—	$—
Term loans	—	—
Notes payable	12,149	11,023
Other	871	971
	13,020	11,994
Less: Current maturities	6,579	6,303
Long-term debt, net of current maturities	$6,441	$5,691

Senior Credit Facility

In July 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. As of August 31, 2010, there were no current borrowings under the revolving credit facility.

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

As of August 31, 2010, we were in compliance with the terms of the credit agreement.

In the three months ended August 31, 2009, the Company capitalized approximately $0.5 million of costs related to the new credit agreement and expensed approximately $0.2 million of deferred financing costs related to its former credit facility. In connection with the repayment and extinguishment of the term loan portion of this new facility in October 2009, the Company expensed approximately $0.2 million of financing costs incurred in the three months ended August 31, 2009. The unamortized balance of these costs is included in net intangible assets in the Consolidated Balance Sheet. The accelerated amounts expensed are classified as loss on extinguishment of debt in the Consolidated Statement of Operations.

Notes Payable and Other

In connection with its acquisitions through the first quarter of fiscal 2011, the Company issued subordinated notes payable to the sellers and assumed certain other notes payable. These notes generally mature three years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 5.5% to 10.0% imputed interest rate. Unamortized discount on these notes totaled approximately $0.3 million as of August 31, 2010 and May 31, 2010. Amortization is recorded as interest expense in the Consolidated Statement of Operations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

10.   Fair Value Measurements

In fiscal 2007, the Company hedged a portion of the variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company does not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of these instruments are reported as a component of interest expense. The Company repaid all of its variable rate debt in October 2009. The Company has an interest rate swap that remains outstanding with a notional amount of $8.0 million and a fair value of approximately $0.1 million which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheet as of August 31, 2010. The following outlines the significant terms of the contracts at August 31, 2010 and May 31, 2010, respectively:

			Variable	Fixed
		Notional	interest	interest	As of	As of
Contract date	Term	Amount	rate	rate	August 31, 2010	May 31, 2010
November 20, 2006	4 years	$8,000	LIBOR	5.17%	$(121)	$(210)
		$8,000			$(121)	$(210)

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

The fair value of the Company’s interest rate swap liability, approximately $0.1 million at August 31, 2010, was determined using quoted prices in an active market and was classified as a Level 1 liability within the fair value hierarchy.

11.   Commitments and Contingencies

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

The Company is a defendant in two related purported class action lawsuits in California, based upon alleged violations of California labor and employment law. The first case, Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), was originally filed in California State court in September 2009, and was removed to Federal Court. This matter was a purported class action case on behalf of existing and former California employees of the Company and its subsidiaries for violation of various labor and employment laws, primarily for failure to pay wages timely and for having defective wage statements, as well as other claims, and is seeking penalties under the California Private Attorneys General Act. In March 2010, the plaintiff’s request to certify the case as a class action suit was denied. The Plaintiffs sought to remand the case back to California State Court, but the Federal Court has retained jurisdiction.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

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

In September 2010, the Company participated in non-binding mediation for the Quiroz and Ballard cases together, but was unable reach a settlement. As such, the case has moved forward with the trial currently scheduled for February 2011.

During the three months ended August 31, 2010, the Company recorded a reserve of approximately $0.3 million in connection with the Quiroz and Ballard cases, which represents its estimate of potential liability related to these cases.

12.   Subsequent Event

In October 2010, the Company acquired the assets of an asset protection business to continue its strategic efforts in market expansion. The Company is in the process of completing the preliminary purchase price allocation. This acquisition was not individually significant and no pro forma information has been included.

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

Segment income from operations is determined based on internal performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for stock-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of depreciation on the corporate office facilities and equipment, administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended August 31,
	2010	2009

Revenues
Services	$55,282	$45,702
Products and Systems	5,310	3,625
International	9,040	7,751
Corporate and eliminations	(1,222)	(989)
	$68,410	$56,089

The Services segment had sales to other operating segments of $0.3 million for the three months ended August 31, 2010. Sales to other operating segments for the three months ended August 31, 2009 were de minimus.

The Products and Systems segment had sales to other operating segments of $0.8 million and $0.9 million for the three months ended August 31, 2010 and 2009, respectively.

The International segment had sales to other operating segments of $0.2 million for the three months ended August 31, 2010. Sales to other operating segments for the three months ended August 31, 2009 were de minimus.

	Three months ended August 31,
	2010	2009

Gross profit
Services	$15,001	$12,528
Products and Systems	2,569	1,688
International	3,271	3,046
Corporate and eliminations	(63)	(112)
	$20,778	$17,150

	Three months ended August 31,
	2010	2009

Income from operations
Services	$3,848	$3,232
Products and Systems	791	(70)
International	1,028	1,262
Corporate and eliminations	(2,351)	(1,638)
	$3,316	$2,786

Operating income by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2010	2009

Depreciation and amortization
Services	$3,584	$2,874
Products and Systems	206	246
International	320	365
Corporate and eliminations	32	31
	$4,142	$3,516

	As of	As of
	August 31, 2010	May 31, 2010

Intangible assets, net
Services	$15,207	$14,042
Products and Systems	1,048	1,016
International	930	504
Corporate and eliminations	510	526
	$17,695	$16,088

	As of	As of
	August 31, 2010	May 31, 2010

Goodwill
Services	$46,010	$42,804
Products and Systems	—	—
International	1,612	1,511
Corporate and eliminations	—	—
	$47,622	$44,315

	As of	As of
	August 31, 2010	May 31, 2010

Long-lived assets
Services	$95,115	$91,040
Products and Systems	3,724	3,837
International	5,548	4,957
Corporate and eliminations	1,399	550
	$105,786	$100,384

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	For the three months ended August 31,
	2010	2009

Revenues by geographic region
United States	$54,767	$45,237
Europe	6,440	6,387
Other Americas	4,853	2,926
Asia-Pacific	2,350	1,539
	$68,410	$56,089

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to the audited consolidated financial statements included in our Annual Report on Form 10-K. In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2010 is referred to as “fiscal 2010”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries.

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2010, we provided our asset protection solutions to approximately 4,800 customers. As of August 31, 2010, we had approximately 2,400 employees, including 32 Ph.D.’s and more than 100 other degreed engineers and highly-skilled, certified technicians, in 74 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 61% and 63% of our revenues for the first quarter of fiscal 2011 and 2010, respectively.

For the last several years, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions has, in general, increased, creating demand from which our entire industry has benefited. We have experienced compounded annual growth rate (CAGR) for revenue of 31% over the last three fiscal years, including the impact of acquisitions and currency fluctuations. During the same period, revenues from our customers in the oil and gas market, historically our largest target market, had a CAGR of 40%. All of our other target markets, collectively, had a CAGR of 19%. We believe further growth can be realized in all of our target markets. Concurrent with this growth, we have worked to build our infrastructure to profitably absorb additional growth and have made a number of small acquisitions in an effort to leverage our fixed costs, grow our base of experienced personnel, expand our technical capabilities and increase our geographical reach.

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

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including severely diminished liquidity and credit availability, low consumer confidence, slow economic growth, persistently high unemployment rates, volatile currency exchange rates and continued uncertainty about economic stability. There may be further deterioration and volatility in the global economy, the global financial markets, and consumer confidence. However, we believe it also has allowed us to capitalize on this opportunity to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technology in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations. We believe we will be able to derive additional revenues from these strategic investments with favorable gross margins in future periods, which we believe would at least in part offset any further negative revenue impact we incur from the economic downturn during those periods.

Consolidated Results of Operations

First quarter of fiscal 2011 compared to first quarter of fiscal 2010

Our consolidated results of operations for the first quarter of fiscal 2011 and fiscal 2010 were as follows:

	For the three months ended August 31,
	2010	2009
	(in thousands )
Statement of Operations Data
Revenues	$68,410	$56,089
Cost of revenues	44,668	36,468
Depreciation	2,964	2,471
Gross profit	20,778	17,150
Selling, general and administrative expenses	15,479	13,133
Research and engineering	555	483
Depreciation and amortization	1,178	1,045
Legal reserve	250	(297)
Income from operations	3,316	2,786
Interest expense	690	1,064
Loss on extinguishment of long-term debt	—	169
Income before provision for income taxes and noncontrolling interest	2,626	1,553
Provision for income taxes	1,054	694
Net income	1,572	859
Net loss (income) attributable to noncontrolling interests, net of taxes	20	(44)
Net income attributable to common stockholders	$1,592	$815

Our EBITDA1 and Adjusted EBITDA1, non-GAAP measures explained below, for the first quarter of fiscal 2011 and fiscal 2010 were as follows:

	For the three months ended August 31,
	2010	2009
EBITDA and Adjusted EBITDA data	(in thousands)
Net income	$1,592	$815
Interest expense	690	1,064
Provision for income taxes	1,054	694
Depreciation and amortization	4,142	3,516
EBITDA	$7,478	$6,089
Legal reserve	250	(297)
Large customer bankruptcy	—	767
Stock compensation expense	729	250
Loss on extinguishment of debt	—	169
Adjusted EBITDA	$8,457	$6,978

1 EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Quarterly Report as net income plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Quarterly Report as net income plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, certain acquisition related costs and certain one-time and generally non-recurring items (which items are described in the next paragraph and the reconciliation table below).

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

Revenues. Revenues were $68.4 million for the first quarter of fiscal 2011 compared to $56.1 million for the first quarter of fiscal 2010.

	Three months ended August 31,
	2010	2009
	(in thousands)
Revenues
Services	$55,282	$45,702
Products and Systems	5,310	3,625
International	9,040	7,751
Corporate and eliminations	(1,222)	(989)
	$68,410	$56,089

We estimate our growth rates for our first quarter of fiscal 2011 and 2010 are as follows:

	For the three months ended August 31,
	2010	2009

Revenue growth	$12,321	$9,092
% Growth over prior year	22.0%	19.3%

Comprised of:
% of organic growth	14.5%	10.9%
% of acquisition growth	7.9%	12.2%
% foreign exchange decrease	(0.4%)	(3.8%)
	22.0%	19.3%

Revenues increased $12.3 million, or 22%, for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as a result of growth in all our segments. For the first quarter of fiscal 2011 and the first quarter of fiscal 2010, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 15% and 11%, respectively. This organic growth was the result of continued demand for our asset protection solutions, including growth from new and existing customers. In the first quarter of fiscal 2011, we estimate that growth from acquisitions was approximately $4.4 million, or approximately 8%, compared to approximately $5.7 million, or approximately 12%, in the first quarter of fiscal 2010. We completed two acquisitions in the first quarter of fiscal 2011 and two acquisitions in the first quarter of fiscal 2010, further increasing our capabilities and adding to our base of qualified technicians.

Despite the prolonged downturn in the global economy, we continued to experience growth in many of our target markets in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The largest dollar increase was attributable to customers in the oil and gas market which was achieved globally on several new and existing projects, including an increase in our portfolio of “run and maintain” outsourced contracts and new work, some of which were obtained through our acquisitions. Overall the oil and gas market provided approximately 61% and 63% of our total revenues for the first quarter of fiscal 2011 and 2010, respectively. We also experienced high growth in several of our other target markets, including chemical, fossil and nuclear power. These increases were partially offset by declines in aerospace and infrastructure markets. Our largest customer accounted for approximately 18% and 22% of our revenues in the first quarter of fiscal 2011 and 2010, respectively. No other customer accounted for more than 8% of our revenues in the first quarter of fiscal 2011.

Gross profit. Our gross profit was $20.8 million and increased $3.6 million, or 21% in the first quarter of fiscal 2011 compared to $17.2 million in the first quarter of fiscal 2010. As a percentage of revenues, our gross profit and its components are as follows:

	For the three months ended August 31,
	2010	2009
	(in thousand)
Gross profit	$20,778	$17,150

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	65.3%	65.0%
Depreciation	4.3%	4.4%
Total	30.4%	30.6%
Gross profit % decrease from prior year quarter	(0.2%)	(4.7%)

Our gross profit by segment for the first quarter of fiscal 2011and 2010, was as follows:

	Three months ended August 31,
	2010	2009
	(in thousands)
Gross profit
Services	$15,001	$12,528
Products and Systems	2,569	1,688
International	3,271	3,046
Corporate and eliminations	(63)	(112)
	$20,778	$17,150

As a percentage of revenues, our gross profit was approximately 30% for each of the first quarter of fiscal 2011 and the first quarter of fiscal 2010.  Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 65% in each of the first quarter of fiscal 2011 and the first quarter of fiscal 2010. Depreciation expense included in the determination of gross profit for the first quarter of fiscal years 2011 and 2010 was $3.0 million, or 4% of revenues, and $2.5 million, or 4% of revenues, respectively.

With our increase in revenues for the first quarter of fiscal 2011, our gross profit as a percentage of revenues remained fairly consistent at approximately 30% as compared to the first quarter of fiscal 2010. While overall gross profit as a percentage of segment revenues remained fairly consistent, we incurred a slight decrease in gross profit percentage in the Services segment that was primarily attributable to sales derived from several new contracts, which drove market share growth but were competitive from a pricing perspective in the short term. Historically, by introducing more advanced NDT tools to new customers, margin enhancement follows. This slight decrease was offset by improved efficiencies in our utilization rates when compared to the first quarter of fiscal 2010.  In addition, our Products and Systems segment’s gross profit percentage increased slightly as a result of an increase in sales volume of its products, which generally yield higher margins.

Income from operations. Our income from operations by segment for the first quarter of fiscal 2011 and 2010, was as follows:

	Three months ended August 31,
	2010	2009
	(in thousands)
Income from operations
Services	$3,848	$3,232
Products and Systems	791	(70)
International	1,028	1,262
Corporate and eliminations	(2,351)	(1,638)
	$3,316	$2,786

Our income from operations of $3.3 million for the first quarter of fiscal 2011 increased $0.5 million, or 19%, compared to the first quarter of fiscal 2010. As a percentage of revenues, our income from operations was 5% in the first quarter of fiscal 2011 and fiscal 2010.

As a percentage of revenues, selling, general and administrative expenses for the first quarter of fiscal 2011 were 23%, consistent with the first quarter of fiscal 2010. Our selling, general and administrative expenses for the first quarter of fiscal 2011 increased approximately $2.3 million, or 18%, over the first quarter of fiscal 2010, primarily due to the cost of additional infrastructure to support our growth, including new locations obtained through our acquisitions. Our recent acquisitions accounted for approximately $0.5 million of this increase. Stock compensation costs increased approximately $0.5 million in the first quarter of fiscal 2011 over the first quarter of fiscal 2010. Other increases in our selling, general and administrative expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases, as well as our investment in additional management and corporate staff. A significant portion of these increases (as well as other increases in cost of revenues) supported our development of new and existing centers of excellence. Our professional fees increased in the first quarter of fiscal 2011, which related primarily to increased costs associated with operating as a publicly traded company, including Sarbanes-Oxley Act compliance. These increases were offset by decreases in professional fees related to our IPO in 2009 and our provision for bad debts. Income from operations was also impacted by a legal provision of $0.3 million in the quarter as compared to a reversal of a legal provision in the first quarter of 2010. Depreciation and amortization included in the determination of income from operations for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 was $1.2 million, or 2% of revenues, and $1.0 million, or 2% of revenues, respectively.

Interest expense. Interest expense was $0.7 million and $1.1 million for the first quarter of fiscal 2011 and the first quarter of fiscal 2010, respectively. The decrease in the first quarter of fiscal 2011 interest expense related directly to our repayment of approximately $66.4 million in borrowings in October 2009, which was the primary use of the net proceeds we received from our initial public offering. In each of the three months ended August 31, 2010 and 2009, we incurred additional expense related to the market rate adjustments to our interest rate swaps, as the fixed rate on these swaps was higher than market rates during both annual periods. The total interest expense adjustments for these swap arrangements in each of the first quarter of fiscal 2011 and the first quarter of fiscal 2010 was approximately $0.1 million.

Net loss (income) attributable to noncontrolling interests, net of taxes. The decrease in net income attributable to noncontrolling interests relates primarily to a decrease in net income from Diapac, our subsidiary in Russia, and the net loss incurred by IPS, our recently acquired subsidiary in France, offset by an increase in net income of our Brazilian subsidiary, PASA.

Income taxes. Our effective income tax rate was approximately 40% for the first quarter of fiscal 2011 compared to approximately 45% for fiscal 2010. The decrease was primarily due to the impact of permanent tax differences and an adjustment to our liabilities related to uncertain tax provisions offset by higher state taxes and U.S. federal taxes on our foreign profits.

Net income attributable to common shareholders Net income attributable to common shareholders for the first quarter of fiscal 2011 was $1.6 million, or 2% of our revenues, which is greater than our net income attributable to common shareholders for the first quarter of fiscal 2010, which was $0.8 million, or 1% of revenues. This increase in net income was primarily the result of our revenue growth and lower interest expense, offset by higher selling, general and administrative expense and research and engineering expenses.

Cash Flows Table

Our cash flows are summarized in the table below:

	For the three months ended August 31,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating Activities	$8,281	$5,483
Investing Activities	(7,240)	(15,358)
Financing Activities	(3,101)	10,401
Effect of exchange rate changes on cash and cash equivalents	(122)	(159)
Net change in cash and cash equivalents	$(2,182)	$367

Cash Flows from Operating Activities

During the three months ended August 31, 2010, cash provided by our operating activities was $8.3 million, an increase of $2.8 million from the comparable period of fiscal 2010. Positive operating cash flow was primarily attributable to net income of $1.6 million and $1.7 million of cash provided by a decrease in our working capital, which primarily related to collections of our trade accounts receivable.

Cash Flows from Investing Activities

During the three months ended August 31, 2010, cash used in investing activities was $7.2 million compared to $15.4 million from the comparable period of fiscal 2010. Cash purchases of property, plant and equipment were $1.9 million and were primarily related to equipment used by our technicians. Cash used in investing activities also included our acquisition of two asset protection businesses for cash payments aggregating $5.3 million.

During the three months ended August 31, 2009, cash used in investing activities was $15.4 million and included cash purchases of property, plant and equipment of $1.4 million and our acquisition of two asset protection businesses for cash payments aggregating $14.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.1 million for the three months ended August 31, 2010, and related primarily to repayments of capital lease obligations and long-term debt. For the three months ended August 31, 2009 net cash provided by financing activities of $10.4 million resulted from the refinancing of our former credit facility in July 2009.

Effect of Exchange Rate on Changes on Cash and Cash Equivalents

In each of the three months ended August 31, 2010 and 2009, the effect of exchange rate changes on our cash and cash equivalents was $0.1 million and $0.2 million, respectively.

Cash balance and credit facility borrowings

As of August 31, 2010, we had cash and cash equivalents totaling $13.9 million and $55.0 million available to us under our revolving credit facility. We finance our operations primarily through our net income, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our capital expenditures, debt maturities and other business needs.

On July 22, 2009, we entered into our current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. The proceeds from this transaction were used to repay the outstanding indebtedness from our former credit facility and to fund acquisitions.

In October 2009, we repaid the outstanding principal balance of the term loan and the outstanding balance of the revolving credit facility using the proceeds from our initial public offering. Credit extended under the term loan may not be re-borrowed under the current credit agreement. Credit extended under the revolving credit facility may be re-borrowed at any time. Borrowings made under the revolving credit facility are payable on July 21, 2012. In December 2009, we signed an amendment to our current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio, the procedures for obtaining lender approval in acquisitions and the removal of the minimum EBITDA requirement.

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it to be applicable.

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

At August 31, 2010, we were in compliance with the terms of the credit agreement.

Liquidity and capital resources outlook

Future sources of cash

We expect our future sources of cash to include cash flow from operations, cash borrowed under our revolving credit facility and cash borrowed from leasing companies to purchase equipment and fleet service vehicles. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility when necessary, and seller notes. We may also obtain capital through the issuance of debt or equity securities, or a combination of both.

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

Our anticipated acquisitions may also require capital. For example, we have completed three acquisitions in fiscal 2011 with an initial cash outlay of approximately $16.8 million, of which approximately $5.0 million was funded by our credit facility. This includes one acquisition completed in October 2010. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we aggressively pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayment and various other obligations, including the commitments discussed in the table below, as they arise.

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

Off-balance sheet arrangements

During the first quarter of fiscal 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $0.2 million of foreign currency translation losses in other comprehensive income for the first three months of fiscal 2011. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility is variable. Accordingly, to the extent that we borrow under this facility, we are exposed to the risks associated with increases in interest rates under the facility.

From time to time, we enter into two interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. At August 31, 2010, we had one interest rate swap contract outstanding with a notional amount of $8.0 million.

We had cash and cash equivalents of $13.9 million at August 31, 2010. These amounts are held for working capital purposes and were invested primarily in short-term interest-bearing accounts. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

Based on this evaluation, our CEO and CFO concluded that, as of August 31, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of fiscal 2011.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 11 to the financial statements included in this report for a description of legal proceedings involving us.

ITEM 1.A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K, filed with the SEC on August 17, 2010. There have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None

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

MISTRAS GROUP, INC.

By:	/s/ Francis T. Joyce
Francis T. Joyce
Chief Financial Officer
(Principal financial officer and duly authorized officer)

Date: October 13, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Employment Agreement, dated July 14, 2010 between Sotirios J. Vahaviolos and Mistras Group, Inc.

10.2	Compensation Plan for Non-Employee Directors (July 2010)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.