Form 10-Q
period 2010-11-30
Mistras Group, Inc.
filed 2011-01-13
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period to

Commission file number 001- 34481

Mistras Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3341267
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

195 Clarksville Road
Princeton Junction, New Jersey	08550
(Address of principal executive offices)	(Zip Code)

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
☐ Yes      ☒ No

As of January 7, 2010, the registrant had 26,664,855 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	November 30, 2010	May 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$6,769	$16,037
Accounts receivable, net	63,354	54,721
Inventories, net	10,181	8,736
Deferred income taxes	2,287	2,189
Prepaid expenses and other current assets	5,791	5,292
Total current assets	88,382	86,975
Property, plant and equipment, net	46,396	39,981
Intangible assets, net	20,290	16,088
Goodwill	51,586	44,315
Other assets	454	1,273
Total assets	$207,108	$188,632

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities
Current portion of long-term debt	$5,563	$6,303
Current portion of capital lease obligations	5,854	5,370
Accounts payable	4,594	4,640
Accrued expenses and other current liabilities	22,585	20,090
Income taxes payable	3,504	3,281
Total current liabilities	42,100	39,684
Long-term debt, net of current portion	12,269	5,691
Obligations under capital leases, net of current portion	9,477	9,199
Deferred income taxes	2,325	2,087
Other long-term liabilities	636	1,417
Total liabilities	66,807	58,078

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,664,855 and 26,663,528 shares issued and outstanding as of November 30, 2010 and May 31, 2010, respectively	267	267
Additional paid-in capital	163,830	162,054
Accumulated deficit	(23,178)	(30,448)
Accumulated other comprehensive loss	(1,021)	(1,587)
Total Mistras Group, Inc. stockholders’ equity	139,898	130,286
Noncontrolling interest	403	268
Total equity	140,301	130,554
Total liabilities, preferred stock and equity	$207,108	$188,632

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
Revenues:
Services	$82,953	$66,862	$144,205	$118,518
Products	5,884	5,037	13,042	9,470
Total revenues	88,837	71,899	157,247	127,988
Cost of Revenues:
Cost of services	55,667	44,506	97,058	78,875
Cost of goods sold	2,067	1,742	5,344	3,841
Depreciation of services	3,136	2,435	5,945	4,715
Depreciation of products	159	200	314	391
Total cost of revenues	61,029	48,883	108,661	87,822
Gross profit	27,808	23,016	48,586	40,166
Selling, general and administrative expenses	15,615	13,686	31,094	26,819
Research and engineering	569	449	1,124	932
Depreciation and amortization	1,326	1,214	2,504	2,259
Legal reserve	101	—	351	(297)
Income from operations	10,197	7,667	13,513	10,453
Other expenses
Interest expense	671	1,017	1,361	2,081
Loss on extinguishment of long-term debt	—	218	—	387
Income before provision for income taxes and noncontrolling interest	9,526	6,432	12,152	7,985
Provision for income taxes	3,818	2,875	4,872	3,569
Net income	5,708	3,557	7,280	4,416
Net (income) loss attributable to noncontrolling interests, net of taxes	(30)	5	(10)	(39)
Net income attributable to Mistras Group, Inc.	5,678	3,562	7,270	4,377
Accretion of preferred stock	—	6,499	—	6,499
Net income attributable to common shareholders	$5,678	$10,061	$7,270	$10,876
Earnings per common share (See Note 4):
Basic	$0.21	$0.48	$0.27	$0.64
Diluted	$0.21	$0.14	$0.27	$0.19
Weighted average common shares outstanding:
Basic	26,665	20,987	26,664	16,971
Diluted	26,816	24,993	26,795	22,980

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements Stockholders’ Equity
(in thousands)

						Total
				Retained	Accumulated	Mistras
			Additional	earnings	other	Group, Inc.
	Common Stock		paid-in	(accumulated	comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	capital	deficit)	loss	Equity	Interest	Equity

Six months ended November 30, 2009:
Balance at May 31, 2009	13,000	$130	$917	$(47,376)	$(1,583)	$(47,912)	$245	$(47,667)
Net income	—	—	—	4,377	—	4,377	39	4,416
Other Comprehensive Income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,218	1,218	—	1,218
Comprehensive income						5,595	39	5,634
Accretion of preferred stock	—	—	—	6,499	—	6,499	—	6,499
Issuance of common stock upon conversion of class A & B preferred stock	6,759	68	20,789	—	—	20,857	—	20,857
Reversal of stock accretion upon conversion of preferred stock to common stock, net of accretion adjustment	—	—	63,627	—	—	63,627	—	63,627
Issuance of common stock from initial public offering, net	6,700	67	74,091	—	—	74,158	—	74,158
Stock compensation	—	—	1,033	—	—	1,033	—	1,033
Other	—	—	—	(7)	—	(7)	—	(7)

Balance at November 30, 2009	26,459	$265	$160,457	$(36,507)	$(365)	$123,850	$284	$124,134

Six months ended November 30, 2010:
Balance at May 31, 2010	26,664	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	7,270	—	7,270	10	7,280
Other Comprehensive Income, net of tax:
Foreign currency translation adjustment	—	—	—	—	566	566	8	574
Comprehensive income						7,836	18	7,854
Issuance of common stock	1	—	—	—	—	—	—	—
Stock compensation	—	—	1,776	—	—	1,776	—	1,776
Noncontrolling interest in subsidiaries	—	—	—	—	—	—	117	117

Balance at November 30, 2010	26,665	$267	$163,830	$(23,178)	$(1,021)	$139,898	$403	$140,301

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended November 30,
	2010	2009
Cash flows from operating activities
Net income attributable to common shareholders	$7,270	$4,377
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,763	7,365
Deferred income taxes	(29)	—
Provision for doubtful accounts	341	919
Loss on extinguishment of long-term debt	—	387
Gain on sale of assets	13	73
Amortization of deferred financing costs	84	122
Stock compensation expense	1,776	1,033
Interest rate swap	(210)	(310)
Noncontrolling interest	10	39
Foreign currency gain	(368)	(360)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(8,207)	(11,015)
Inventories	(1,345)	(146)
Prepaid expenses and other current assets	(429)	(481)
Other assets	980	2,488
Accounts payable	(174)	1,891
Income taxes payable	31	3,335
Accrued expenses and other current liabilities	2,589	(1,097)
Net cash provided by operating activities	11,095	8,620
Cash flows from investing activities
Purchase of property, plant and equipment	(3,721)	(591)
Purchase of intangible assets	(231)	(236)
Acquisition of businesses, net of cash acquired	(16,856)	(14,350)
Proceeds from sale of equipment	42	128
Net cash used in investing activities	(20,766)	(15,049)
Cash flows from financing activities
Repayment of capital lease obligations	(2,984)	(3,172)
Repayments of long-term debt	(3,418)	(64,702)
Net borrowings (repayments) from revolver	6,600	(15,505)
Proceeds from borrowings of long-term debt	—	25,000
Debt issuance costs	—	(449)
Net proceeds from issuance of common stock	—	74,147
Net cash provided by financing activities	198	15,319
Effect of exchange rate changes on cash and cash equivalents	205	(5)
Net change in cash and cash equivalents	(9,268)	8,885
Cash and cash equivalents
Beginning of period	16,037	5,668
End of period	$6,769	$14,553
Supplemental disclosure of cash paid
Interest	$1,496	$2,214
Income taxes	$4,617	$176
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,731	$4,089
Issuance of notes payable and other debt obligations primarily related to acquisitions	$1,637	$5,398

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1.	Description of Business & Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the “Company”) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role the Company services play in ensuring the safe and efficient operation of infrastructure, the Company has historically provided a majority of its services to its customers on a regular, recurring basis. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industry.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Multiple-element arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. Under current FASB guidance, the Company utilizes vendor-specific objective evidence to determine whether the multiple elements can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items if the delivery or performance of the undelivered items is probable and in the control of the Company.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Effective June 1, 2011, the Company will adopt updated guidance from the FASB that will require the allocation of revenue in multiple-element arrangements to separate units of accounting based on an element’s estimated selling price if vendor-specific or other first party evidence is not available.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and the pro forma vesting of restricted stock units.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2010 did not identify any instances of impairment and there were no events through November 30, 2010 that warranted a reconsideration of our impairment test results.

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

The Company has one major customer with multiple business units that accounted for 15% and 19% of revenues for the three months ended November 30, 2010 and 2009, respectively, and 16% and 20% of total revenues for the six months ended November 30, 2010 and 2009, respectively. Accounts receivable from this customer was approximately 10% of total accounts receivable, net as of November 30, 2010 and May 31, 2010, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The Company uses the “straight-line” attribution method for allocating compensation costs and recognizes the fair value of each equity award on a straight-line basis over the vesting period of the related awards.

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

Stock options

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the “2009 Plan”), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the “1995 Plan”), and (ii) the 2007 Stock Option Plan (the “2007 Plan”). No additional awards may be granted from these two plans.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

As of November 30, 2010, there were a total of approximately 2,895,000 stock options and approximately 218,000 unvested restricted stock units outstanding under the 2009 Plan, the 1995 Plan, and the 2007 Plan. Under the 2009 Plan there were 1,997,000 shares available for future grants.

The fair value of the Company’s stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the six months ended November 30,
	2010	2009

Dividend yield	0.0%	0.0%
Expected volatility	44%	44%
Risk-free interest rate	2.6%	1.9-3.0%
Expected term (years)	6.3	4.0-6.3

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.9 million, and $0.8 million for the three months ended November 30, 2010, and 2009, respectively. For the six months ended November 30, 2010 and 2009, the Company recognized stock-based compensation expense related to stock option awards of $1.6 million and $1.0 million, respectively. As of November 30, 2010, there was approximately $8.4 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards which are expected to be recognized over a remaining weighted average period of 2.7 years. There were no stock option exercises during the three and six month periods ended November 30, 2010 and 2009.

The Company also recognized approximately $0.1 million and $0.2 million in stock-based compensation expense related to restricted stock unit awards during the three and six month periods ended November 30, 2010. There was no such expense incurred during the three and six month periods ended November 30, 2009. As of November 30, 2010, there was approximately $2.0 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.7 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

4.	Earnings per share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009

Basic earnings per share
Numerator:
Net income attributable to common shareholders	$5,678	$10,061	$7,270	$10,876
Denominator
Weighted average common shares outstanding	26,665	20,987	26,664	16,971
Basic earnings per share	$0.21	$0.48	$0.27	$0.64

Diluted earnings per share:
Numerator:
Net income attributable to common shareholders	$5,678	$3,562	$7,270	$4,377
Denominator
Weighted average common shares outstanding	26,665	20,987	26,664	16,971
Dilutive effect of stock options outstanding	129	1,302	121	1,287
Dilutive effect of restricted stock units outstanding	22	—	10	—
Dilutive effect of conversion of preferred shares	—	2,704	—	4,722
Total shares	26,816	24,993	26,795	22,980
Diluted earnings per share	$0.21	$0.14	$0.27	$0.19

Basic earnings per share are computed by dividing net income by the weighted-average number of share outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of (1) the weighted-average number of shares outstanding during the period, and (2) the dilutive effect of assumed equity award conversions using the treasury stock method. For the three and six month periods ended November 30, 2010, there was no difference in the amount of net income (numerator) used in the computation of basic and diluted earnings per share. For the three and six month periods ended November 30, 2009, the amount of net income (numerator) used in the computation of diluted earnings per share did not include preferred stock accretion as such accretion provided an anti-dilutive effect.

5.	Acquisitions

Assets and liabilities of the acquired businesses were included in the Consolidated Balance Sheet as of November 30, 2010 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. Results of operations for the period from acquisition date are reported in each respective operating segment’s statement of operations.

The Company made three acquisitions during the six months ended November 30, 2010 for strategic market expansion. Two of the acquisitions were asset purchases that met the definition of a “business” as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-10-20. In the third acquisition, we acquired 80% of the common stock of the acquiree. The remaining 20% of the acquiree’s common stock is recorded as noncontrolling interest in stockholders’ equity. The holders of the remaining 20% interest can require the Company to purchase the noncontrolling interest at any time for a price based upon EBITDA. Such price was approximately $17 thousand as of November 30, 2010.

Revenues included in the Consolidated Statement of Operations for the three and six month periods ended November 30, 2010 from these acquisitions for the period subsequent to the closing of each respective transaction was approximately $4.3 million and $5.4 million, respectively. On a pro forma basis from the beginning of fiscal 2011, revenues from these acquisitions would have been approximately $5.2 million and $9.6 million for the three and six month periods ended November 30, 2010. Operating income or other financial measures for these acquisitions both from the date of closing of each respective transaction and on a pro forma basis is impractical to estimate due to the integration of these entities post-acquisition.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The table below summarizes the purchase price allocation for all acquisitions during the six months ended November 30, 2010 and 2009, respectively:

	Six months ended November 30,
	2010	2009

Number of entities	3	3

Cash paid	$16,801	$14,350
Subordinated notes issued	1,637	5,399
Debt assumed	1,100	—
Contingent consideration	—	687

Purchase price	$19,538	$20,436

Current assets acquired	59	939
Property, plant and equipment	6,196	5,124
Deferred tax asset	6	1,067
Intangibles, primarily customer lists	6,265	8,239
Goodwill	7,129	5,067
Less: noncontrolling interest	(117)	—

Net assets acquired	$19,538	$20,436

The amortization period of intangible assets acquired ranges from one to seven years. Goodwill of approximately $7.1 million resulting from these acquisitions arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits derived from the assembled workforce of the acquired companies. The goodwill recognized is expected to be deductible for tax purposes.

6.	Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful Life
	(Years)	November 30, 2010	May 31, 2010
Land		$2,195	$1,304
Building and improvements	30-40	11,393	10,240
Office furniture and equipment	5-8	3,815	1,479
Machinery and equipment	5-7	76,748	68,238

		94,151	81,261
Accumulated depreciation and amortization		(47,755)	(41,280)
		$46,396	$39,981

Depreciation expense for the three months ended November 30, 2010 and 2009 was approximately $3.4 million and $2.6 million, respectively. Depreciation expense for the six months ended November 30, 2010 and 2009 was approximately $6.4 million and $5.1 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

7.	Accounts Receivable and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

Balance, May 31, 2010	$(1,661)
Provision for doubtful accounts	(368)
Write-offs, net of recoveries	77
Foreign exchange valuation	(12)

Balance, November 30, 2010	$(1,964)

8.	Inventories

Inventories consist of the following:

	As of	As of
	November 30, 2010	May 31, 2010

Raw materials	$2,774	$2,564
Work in process	2,886	2,252
Finished goods	2,761	2,655
Supplies	1,760	1,265
	$10,181	$8,736

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $0.8 million and $0.9 million as of November 30, 2010 and May 31, 2010, respectively.

9.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	November 30, 2010	May 31, 2010

Accrued salaries, wages and related employee benefits	$9,753	$8,158
Other accrued expenses	3,652	2,740
Accrued worker compensation and health benefits	8,011	8,041
Deferred revenues	1,169	1,151

Total	$22,585	$20,090

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

10.	Long-Term Debt

Long-term debt consists of the following:

	As of	As of
	November 30, 2010	May 31, 2010
Senior credit facility:
Revolver	$6,600	$—
Notes payable - acquisitions	10,354	11,023
Other	878	971

	17,832	11,994
Less: Current maturities	5,563	6,303
Long-term debt, net of current maturities	$12,269	$5,691

Senior Credit Facility

In July 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. As of November 30, 2010, the Company had $6.6 million of outstanding borrowings under the revolving credit facility. In October 2009, the term loan was repaid with the net proceeds from our IPO. Borrowings made under the revolving credit facility are payable in July 2012.

In December 2009, the Company signed an amendment to its current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio, the procedures for obtaining lender approval for acquisitions and the removal of the minimum EBITDA requirement.

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0% and 1.0%, if the lenders determine its applicable. As of November 30, 2010, the interest rate on our revolving credit facility borrowings was 2.75%.

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

As of November 30, 2010, we were in compliance with the terms of the credit agreement.

During the six months ended November 30, 2009, the Company capitalized approximately $0.5 million of costs related to the new credit agreement and expensed approximately $0.2 million of deferred financing costs related to its former credit facility. In connection with the repayment and extinguishment of the term loan portion of the new facility in October 2009, the Company expensed approximately $0.2 million of financing costs incurred during the six months ended November 30, 2009. The unamortized balance of these costs is included in net intangible assets in the Consolidated Balance Sheet. The accelerated amounts expensed are classified as loss on extinguishment of debt in the Consolidated Statement of Operations.

Notes Payable and Other

In connection with its acquisitions through November 30, 2010, the Company issued subordinated notes payable to the sellers. These notes generally mature three years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10.0% imputed interest rate. Unamortized discount on these notes totaled approximately $0.2 million and $0.3 million as of November 30, 2010 and May 31, 2010, respectively. Amortization is recorded as interest expense in the Consolidated Statement of Operations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

11.	Fair Value Measurements

In 2010, the Company hedged a portion of the variable rate interest payments on debt using an interest rate swap contract to convert variable payments into fixed payments. The Company did not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of this instrument were reported as a component of interest expense. The Company had an interest rate swap that matured in November 2010 that had a notional amount of $8.0 million. The following outlines the significant terms of the contract and the fair value of the contract at November 30, 2010 and May 31, 2010, respectively:

			Variable	Fixed	As of
		Notional	interest	interest	November 30,	As of
Contract date	Term	Amount	rate	rate	2010	May 31, 2010
November 20, 2006	4 years	$8,000	LIBOR	5.17%	$—	$(210)
		$8,000			$—	$(210)

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

The fair value of the Company’s interest rate swap liability was determined using quoted prices in an active market and was classified as a Level 1 liability within the fair value hierarchy.

12.	Commitments and Contingencies

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

In September 2010, the Company participated in non-binding mediation for the Quiroz and Ballard cases together, and the Company and the Plaintiffs subsequently reached a tentative settlement, subject to court approval. Based on this tentative settlement, the Company increased its reserve to approximately $0.3 million in connection with the Quiroz and Ballard cases, which represents its estimate of the Company’s total potential liability related to these cases, net of insurance reimbursements.

Commitments

In October 2010, we entered into an agreement for the construction of a new facility that will consolidate our facilities in the Houston, Texas metro area. This facility will serve as our Gulf Region headquarters and is expected to be completed by the end of the first quarter of fiscal 2012. Total construction costs per the agreement are approximately $3.3 million.

13.	Subsequent Event

In December 2010, the Company acquired the assets of an asset protection business to continue its strategic efforts in market expansion. The Company’s cash outlay with regards to this acquisition was approximately $1.5 million. The Company is in the process of completing the preliminary purchase price allocation. This acquisition was not individually significant and no pro forma information has been included.

14.	Segment Disclosure

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

Allocations for general corporate services, including accounting, audit, and contract management, that are provided to the segments are reported within corporate and eliminations. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the services and international segments by the products and systems segment are reflected in the operating performance of each segment. All such intersegment transactions are eliminated in corporate and eliminations.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues
Services	$76,108	$60,938	$131,390	$106,640
Products and Systems	5,228	4,744	10,538	8,369
International	9,350	7,479	18,390	15,230
Corporate and eliminations	(1,849)	(1,262)	(3,071)	(2,251)
	$88,837	$71,899	$157,247	$127,988

The Services segment had sales to other operating segments of $0.3 million and $0.6 million for the three and six months ended November 30, 2010, respectively. For the three and six months ended November 30, 2009, the Services segment sales to other operating segments were de minimis for each respective period.

The Products and Systems segment had sales to other operating segments of $1.3 million and $1.0 million for the three months ended November 30, 2010 and 2009, respectively. For the six months ended November 30, 2010 and 2009, the Products and Systems segment sales to other operating segments totaled $2.1 million and $1.9 million, respectively.

The International segment had sales to other operating segments of $0.3 million and $0.5 million for the three and six month periods ended November 30, 2010, respectively. For the three and six month periods ended November 30, 2009, the International segment sales to other operating segments were de minimus for each respective period.

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Gross profit
Services	$21,753	$17,405	$36,754	$29,933
Products and Systems	2,821	2,818	5,390	4,506
International	3,260	2,944	6,531	5,990
Corporate and eliminations	(26)	(151)	(89)	(263)
	$27,808	$23,016	$48,586	$40,166

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Income from operations
Services	$10,249	$7,625	$14,097	$10,857
Products and Systems	976	1,111	1,767	1,041
International	1,082	808	2,110	2,070
Corporate and eliminations	(2,110)	(1,877)	(4,461)	(3,515)
	$10,197	$7,667	$13,513	$10,453

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Operating income by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Depreciation and amortization
Services	$4,024	$3,290	$7,608	$6,164
Products and Systems	212	254	418	500
International	348	274	669	639
Corporate and eliminations	37	31	68	62
	$4,621	$3,849	$8,763	$7,365

	As of	As of
	November 30, 2010	May 31, 2010

Intangible assets, net
Services	$17,772	$14,042
Products and Systems	1,134	1,016
International	904	504
Corporate and eliminations	480	526
	$20,290	$16,088

	As of	As of
	November 30, 2010	May 31, 2010

Goodwill
Services	$49,859	$42,804
Products and Systems	—	—
International	1,727	1,511
Corporate and eliminations	—	—
	$51,586	$44,315

	As of	As of
	November 30, 2010	May 31, 2010

Total Assets
Services	$170,665	$148,462
Products and Systems	22,043	21,817
International	23,913	19,163
Corporate and eliminations	(9,513)	(810)
	$207,108	$188,632

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2010	2009	2010	2009

Revenues by geographic region
United States	$72,353	$58,703	$127,120	$103,940
Europe	7,200	5,525	13,640	11,912
Other Americas	7,289	5,550	12,142	8,476
Asia-Pacific	1,995	2,121	4,345	3,660
	$88,837	$71,899	$157,247	$127,988

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2010, we provided our asset protection solutions to approximately 4,800 customers. As of November 30, 2010, we had approximately 2,500 employees, including 32 Ph.D.’s and more than 100 other degreed engineers and highly-skilled, certified technicians, in 75 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 60% and 61% of our revenues for the second quarter of fiscal 2011 and 2010, respectively.

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

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that have enhanced our sustainable competitive advantages over our competition.

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including diminished liquidity and credit availability, relatively low consumer confidence, slower economic growth, persistently high unemployment rates, volatile currency exchange rates and continued uncertainty about economic stability. There may be further deterioration and volatility in the global economy, the global financial markets, and consumer confidence. However, these conditions have allowed us to capitalize on an opportunity to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technology in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Consolidated Results of Operations

Three months ended November 30, 2010 compared to the three months ended November 30, 2009

Our consolidated results of operations for the three months ended November 30, 2010 and 2009 were as follows:

	Three months ended November 30,
	2010	2009
	(in thousands)
Statement of Operations Data
Revenues	$88,837	$71,899
Cost of revenues	57,734	46,248
Depreciation	3,295	2,635
Gross profit	27,808	23,016
Selling, general and administrative expenses	15,615	13,686
Research and engineering	569	449
Depreciation and amortization	1,326	1,214
Legal reserve	101	—
Income from operations	10,197	7,667
Interest expense	671	1,017
Loss on extinguishment of long-term debt	—	218
Income before provision for income taxes and noncontrolling interest	9,526	6,432
Provision for income taxes	3,818	2,875
Net income	5,708	3,557
Net (income) loss attributable to noncontrolling interests, net of taxes	(30)	5
Net income attributable to Mistras Group, Inc.	5,678	3,562
Accretion of preferred stock	—	6,499
Net income attributable to common shareholders	$5,678	$10,061

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended November 30, 2010 and 2009, were as follows:

	Three months ended November 30,
	2010	2009
EBITDA and Adjusted EBITDA data	(in thousands)
Net income attributable to Mistras Group, Inc.	$5,678	$3,562
Interest expense	671	1,017
Provision for income taxes	3,818	2,875
Depreciation and amortization	4,621	3,849
EBITDA	$14,788	$11,303
Legal reserve	101	—
Stock compensation expense	1,047	783
Loss on extinguishment of debt	—	218
Adjusted EBITDA	$15,936	$12,304

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, certain acquisition related costs and certain one-time and generally non-recurring items (which items are described in the next paragraph and the reconciliation table above).

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

We believe investors and other users of our financial statements benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides an additional tool to compare our operating performance on a consistent basis and measure underlying trends and results in our business. Adjusted EBITDA removes the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation, amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates stock-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations.

While Adjusted EBITDA is a term and financial measurement commonly used by investors and securities analysts, it has limitations. As a non-GAAP measurement, Adjusted EBITDA has no standard meaning and, therefore, may not be comparable with similar measurements for other companies. Adjusted EBITDA is generally limited as an analytical tool because it excludes charges and expenses we do incur as part of our operations. For example, Adjusted EBITDA excludes income taxes, but we generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary cost. Adjusted EBITDA should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. generally accepted accounting principles.

Revenues. Revenues were $88.8 million for three months ended November 30, 2010 compared to $71.9 million for three months ended November 30, 2009. Revenues by segment for the three months ended November 30, 2010 and 2009 were as follows:

	Three months ended November 30,
	2010	2009
	(in thousands)
Revenues
Services	$76,108	$60,938
Products and Systems	5,228	4,744
International	9,350	7,479
Corporate and eliminations	(1,849)	(1,262)
	$88,837	$71,899

We estimate our growth rates for the three months ended November 30, 2010 and 2009, respectively, were as follows:

	Three months ended November 30,
	2010	2009

Revenue growth	$16,938	$12,624
% Growth over prior year	23.6%	21.3%

Comprised of:
% of organic growth	17.6%	8.7%
% of acquisition growth	6.0%	13.1%
% foreign exchange decrease	0.0%	(0.5%)
	23.6%	21.3%

Revenues increased $16.9 million, or approximately 24%, for the three months ended November 30, 2010 compared to the three months ended November 30, 2009 as a result of growth in all our segments. For the second quarter of fiscal 2011 and the second quarter of fiscal 2010, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 18% and 9%, respectively. This organic growth was driven by increased demand for our asset protection solutions, including our mechanical integrity services, professional engineering services and our software based asset management products and services in both normal maintenance projects as well as capital spending projects. In the second quarter of fiscal 2011, we estimate that our growth from acquisitions was approximately $4.3 million, or approximately 6%, compared to approximately $7.8 million, or approximately 13%, in the second quarter of fiscal 2010. We completed three acquisitions during the six months ended November 30, 2010 and three acquisitions during the six months ended November 30, 2009, further increasing our capabilities and adding to our base of qualified technicians.

We continued to experience growth in many of our target markets in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. Second quarter revenues from customers in the oil and gas market increased 22% over the prior year. This revenue was achieved globally and provided approximately 60% and 61% of our total revenues for the second quarter of fiscal 2011 and 2010, respectively. We also experienced high growth in several of our other target markets, including chemical, fossil power, aerospace and industrial markets. Taken as a group, all target markets other than oil and gas grew by approximately 27% in the second quarter of fiscal 2011 over the prior year period. Our largest customer accounted for approximately 15% and 19% of our revenues in the second quarter of fiscal 2011 and 2010, respectively. No other customer accounted for more than 8% of our revenues in the second quarter of fiscal 2011.

Gross profit. Our gross profit was $27.8 million and increased $4.8 million, or 21% in the second quarter of fiscal 2011 compared to $23.0 million in the second quarter of fiscal 2010. As a percentage of revenues, our gross profit and its components were as follows:

	Three months ended November 30,
	2010	2009
	(in thousands)
Gross profit	$27,808	$23,016

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	65.0%	64.3%
Depreciation	3.7%	3.7%
Total	31.3%	32.0%
Gross profit % decrease from prior year quarter	(0.7%)	(4.3%)

Our gross profit by segment for the second quarter of fiscal 2011and 2010, was as follows:

	Three months ended November 30,
	2010	2009
	(in thousands)
Gross profit
Services	$21,753	$17,405
Products and Systems	2,821	2,818
International	3,260	2,944
Corporate and eliminations	(26)	(151)
	$27,808	$23,016

As a percentage of revenues, our gross profit was approximately 31% and 32% for the second quarter of fiscal 2011 and fiscal 2010, respectively. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 65% and 64% in the second quarter of fiscal 2011 and fiscal 2010, respectively. Depreciation expense included in the determination of gross profit for the second quarter of fiscal 2011 and fiscal 2010 was $3.3 million and $2.6 million, respectively.

The decrease in our gross profit as a percentage of revenues for the second quarter of fiscal 2011 was primarily attributable to a lower margin product mix of sales for both our Products and Systems segment and our International segment during the second quarter of fiscal 2011. Services segment gross profit as a percentage of revenue was consistent with prior year. While competitive pricing contracts remain a focus of many of our customers, we have offset the margin pressure by focusing on manpower utilization and other controllable cost of revenues.

Income from operations. Our income from operations by segment for the second quarter of fiscal 2011 and 2010, was as follows:

	Three months ended November 30,
	2010	2009
	(in thousands)
Income from operations
Services	$10,249	$7,625
Products and Systems	976	1,111
International	1,082	808
Corporate and eliminations	(2,110)	(1,877)
	$10,197	$7,667

Our income from operations of $10.2 million for the second quarter of fiscal 2011 increased $2.5 million, or 33%, compared to the first quarter of fiscal 2010. As a percentage of revenues, our income from operations was approximately 12% and 11% in the second quarter of fiscal 2011 and fiscal 2010.

As a percentage of revenues, selling, general and administrative expenses for the second quarter of fiscal 2011 and fiscal 2010 were 18% and 19%, respectively. Our selling, general and administrative expenses for the second quarter of fiscal 2011 increased approximately $1.9 million, or 14%, over the second quarter of fiscal 2010, primarily due to the cost of additional infrastructure to support our growth, including new locations obtained through our acquisitions. Our recent acquisitions accounted for approximately $0.5 million of this increase. Stock compensation costs increased approximately $0.3 million in the second quarter of fiscal 2011 over the second quarter of fiscal 2010. Other increases in our selling, general and administrative expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases, as well as our investment in additional management and corporate staff. A significant portion of these increases (as well as other increases in cost of revenues) supported our development of new and existing centers of excellence. Income from operations was also impacted by an increase in our legal provision of $0.1 million in the quarter. Depreciation and amortization included in the determination of income from operations for the second quarter of fiscal 2011 and fiscal 2010 was $1.3 million, or 1% of revenues, and $1.2 million, or 2%, respectively.

Interest expense. Interest expense was $0.7 million and $1.0 million for the second quarter of fiscal 2011 and fiscal 2010, respectively. The decrease in the second quarter of fiscal 2011 related to a decrease in average borrowings outstanding during the quarter of compared to fiscal 2010. Just prior to our IPO in October 2009, we had outstanding borrowings of approximately $66.4 million, which was subsequently repaid with the proceeds of the offering.

Net (income) loss attributable to noncontrolling interests, net of taxes. The increase in net income attributable to noncontrolling interests relates primarily to an increase in net income from PASA, our Brazilian subsidiary and IPS, our recently acquired subsidiary in France, during the second quarter. This increase was offset by the net loss incurred by Diapac, our subsidiary in Russia.

Income taxes. Our effective income tax rate was approximately 40% for the second quarter of fiscal 2011 compared to approximately 45% for the second quarter of fiscal 2010. The decrease was primarily due to the impact of permanent tax differences and an adjustment to our liabilities related to uncertain tax provisions.

Net income attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the second quarter of fiscal 2011 was $5.7 million, or 6% of our revenues, an increase of $2.1 million over the second quarter of fiscal 2010, which was $3.6 million, or 6% of revenues. This increase in net income was primarily the result of our revenue growth and lower interest expense, offset by higher selling, general and administrative expense and research and engineering expenses.

Net income attributable to common shareholders. Net income attributable to common shareholders for the second quarter of fiscal 2011 was $5.7 million, or 6% of our revenues, a decrease of $4.4 million when compared to the second quarter of fiscal 2010, which was $10.1 million, or 14% of revenues. This decrease was primarily due to a fair market value adjustment to preferred stock interests in the prior year, which accreted to the benefit of common shareholders. All of the preferred shares outstanding as of our IPO in October 2009 converted to common stock and all accretion recorded through the redemption price formula were credited to additional paid-in capital.

Six months ended November 30, 2010 compared to the six months ended November 30, 2009

Our consolidated results of operations for the six months ended November 30, 2010 and 2009 were as follows:

	Six months ended November 30,
	2010	2009
	(in thousands)
Statement of Operations Data
Revenues	$157,247	$127,988
Cost of revenues	102,402	82,716
Depreciation	6,259	5,106
Gross profit	48,586	40,166
Selling, general and administrative expenses	31,094	26,819
Research and engineering	1,124	932
Depreciation and amortization	2,504	2,259
Legal reserve	351	(297)
Income from operations	13,513	10,453
Interest expense	1,361	2,081
Loss on extinguishment of long-term debt	—	387
Income before provision for income taxes and noncontrolling interest	12,152	7,985
Provision for income taxes	4,872	3,569
Net income	7,280	4,416
Net (income) loss attributable to noncontrolling interests, net of taxes	(10)	(39)
Net income attributable to Mistras Group, Inc.	7,270	4,377
Accretion of preferred stock	—	6,499
Net income attributable to common shareholders	$7,270	$10,876

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained above, for the six months ended November 30, 2010 and 2009, respectively, was as follows:

	Six months ended November 30,
	2010	2009
EBITDA and Adjusted EBITDA data	(in thousands)
Net income attributable to Mistras Group, Inc.	$7,270	$4,377
Interest expense	1,361	2,081
Provision for income taxes	4,872	3,569
Depreciation and amortization	8,763	7,365
EBITDA	$22,266	$17,392
Legal reserve	351	(297)
Large customer bankruptcy	—	767
Stock compensation expense	1,776	1,033
Loss on extinguishment of debt	—	387
Adjusted EBITDA	$24,393	$19,282

See explanation and definition of EBITDA and Adjusted EBITDA above on page 22.

Revenues. Revenues were $157.2 million for the six months ended November 30, 2010 compared to $128.0 million for the six months ended November 30, 2009. Revenues by segment for the six months ended November 30, 2010 and 2009 are as follows:

	Six months ended November 30,
	2010	2009
	(in thousands)
Revenues
Services	$131,390	$106,640
Products and Systems	10,538	8,369
International	18,390	15,230
Corporate and eliminations	(3,071)	(2,251)
	$157,247	$127,988

Our growth rates for the six months ended November 30, 2010 and 2009 were as follows:

	Six months ended November 30,
	2010	2009

Revenue growth	$29,259	$21,716
% Growth over prior year	22.9%	20.4%

Comprised of:
% of organic growth	16.2%	9.7%
% of acquisition growth	6.8%	12.6%
% foreign exchange decrease	(0.1%)	(1.9%)
	22.9%	20.4%

Revenues increased $29.3 million, or approximately 23%, for the six months ended November 30, 2010 compared to the six months ended November 30, 2009 as a result of growth in all our segments. For the six months ended November 30, 2010 and 2009, our organic growth rate, as compared to growth driven by acquisitions, was approximately 16% and 10%, respectively. This organic growth was the result of continued demand for our asset protection solutions, including growth from new and existing customers. For the six months ended November 30, 2010, our growth from acquisitions was approximately $8.8 million, or approximately 7%, compared to approximately $13.5 million, or approximately 13%, in the six month ended November 30, 2009. We completed three acquisitions in six months ended November 2010 and three acquisitions in six months ended November 30, 2009, further increasing our capabilities and adding to our base of qualified technicians.

For the six months ended November 30, 2010, our growth continued in many of our target markets. The largest dollar increase during this period was attributable to customers in the oil and gas market which was recognized from several new and existing projects, including an increase in our portfolio of “run and maintain” outsourced contracts and new work, some of which were obtained through our acquisitions. This revenue was achieved globally and provided approximately 60% and 62% of our total revenues for the six months ended November 30, 2010 and 2009, respectively. We also experienced high growth in several of our other target markets, including chemical, fossil power, and industrial markets. Our largest customer accounted for approximately 16% and 20% of our total revenues for the six months ended November 30, 2010 and 2009, respectively. No other customer accounted for more than 8% of our total revenues for the six months ended November 30, 2010.

Gross profit. Our gross profit was $48.6 million and increased $8.4 million, or 21%, during the six months ended November 30, 2010 compared to $40.1 million during the six months ended November 30, 2009. As a percentage of revenues, our gross profit and its components were as follows:

	Six months ended November 30,
	2010	2009
	(in thousands)
Gross profit	$48,586	$40,166

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	65.1%	64.6%
Depreciation	4.0%	4.0%
Total	30.9%	31.4%
Gross profit % decrease from prior year quarter	(0.5%)	(4.5%)

Our gross profit by segment for the second quarter of fiscal 2011and 2010, was as follows:

	Six months ended November 30,
	2010	2009
	(in thousands)
Gross profit
Services	$36,754	$29,933
Products and Systems	5,390	4,506
International	6,531	5,990
Corporate and eliminations	(89)	(263)
	$48,586	$40,166

As a percentage of revenues, our gross profit was approximately 31% for each six months ended November 30, 2010 and 2009. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 65% in each of the six months ended November 30, 2010 and 2009. Depreciation expense included in the determination of gross profit was approximately $6.3 million and $5.1 million for the six months ended November 30, 2010 and 2009, respectively.

With our increase in revenues in the first half of fiscal 2011, our gross profit as a percentage of revenues decreased approximately 50 basis points as compared to the first half of fiscal 2010. We incurred a slight decrease in gross profit percentage in the Services segment that was primarily attributable to sales derived from several new contracts, which drove market share growth but were competitive from a pricing perspective in the short term. Historically, by introducing more advanced NDT tools to new customers, margin enhancement follows. This slight decrease was partially offset by improved efficiencies in our utilization rates when compared to the second quarter of fiscal 2010. Our Products and Systems segment and our International segment also had decreases in gross profit percentage which was primarily attributable to a lower margin product mix of sales during the period.

Income from operations. Our income from operations by segment for the second quarter of fiscal 2011 and 2010, was as follows:

	Six months ended November 30,
	2010	2009
	(in thousands)
Income from operations
Services	$14,097	$10,857
Products and Systems	1,767	1,041
International	2,110	2,070
Corporate and eliminations	(4,461)	(3,515)
	$13,513	$10,453

Our income from operations for the six months ended November 30, 2010 increased $3.1 million, or 29%, to $13.5 million compared $10.5 million for the six months ended November 30, 2009. As a percentage of revenues, our income from operations was approximately 9% and 8% for the six months ended November 30, 2010 and 2009, respectively.

As a percentage of revenues, selling, general and administrative expenses were 20% and 21% for the six months ended November 30, 2010 and 2009 respectively. Our selling, general and administrative expenses for the six months ended November 30, 2010 increased approximately $4.3 million, or 16%, over same period in the prior year. This increase was primarily due to the cost of additional infrastructure to support our growth, including new locations obtained through our acquisitions. Our recent acquisitions accounted for approximately $0.7 million of this increase. Stock compensation costs increased approximately $0.7 million in fiscal 2011 compared to fiscal 2010. Other increases in our selling, general and administrative expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases, as well as our investment in additional management and corporate staff. A significant portion of these increases (as well as other increases in cost of revenues) supported our development of new and existing centers of excellence. These increases were offset by a decrease in our provision for bad debts, certain professional fees, and travel-related expenses. Income from operations was also negatively impacted by a legal provision of $0.4 million in the first half of fiscal 2011 as compared to a reversal of a legal provision of $0.3 million in the first half of fiscal 2010. Depreciation and amortization included in the determination of income from operations for the six months ended November 30, 2010 and 2009 was $2.5 million, or 2% of revenues, and $2.3 million, or 2%, respectively.

Interest expense. The decrease in interest expense for the six months ended November 30, 2010 related to a decrease in average borrowings outstanding during the period as compared to the six months ended November 30, 2009. Just prior to our IPO in October 2009, we had outstanding borrowings under our revolving credit facility of approximately $66.4 million, which was subsequently repaid with the proceeds of the offering.

Net (income) loss attributable to noncontrolling interests, net of taxes. The decrease in net income attributable to noncontrolling interests relates primarily to a decrease in net income from Diapac, our subsidiary in Russia, and the year to date net loss incurred by IPS, our recently acquired subsidiary in France, offset by an increase in net income of our Brazilian subsidiary, PASA.

Income taxes. Our effective income tax rate was approximately 40% for the six months ended November 30, 2010 compared to approximately 45% for the six months ended November 30, 2009. The decrease was primarily due to the impact of permanent tax differences and an adjustment to our liabilities related to uncertain tax provisions

Net income attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the six months ended November 30, 2010 was $7.3 million, or 5% of our revenues, which is greater than our net income attributable to Mistras Group, Inc. for the six months ended November 30, 2009, which was $4.4 million, or 3% of revenues. This increase in net income was primarily the result of our revenue growth and lower interest expense, offset by higher selling, general and administrative expense and research and engineering expenses and an increase to our legal provision.

Net income attributable to common shareholders. Net income attributable to common shareholders for the six months ended November 30, 2010 was $7.3 million, or 5% of our revenues, a decrease of $3.6 million when compared to the six months ended November 30, 2009, which was $10.9 million, or 8% of revenues. This decrease was primarily due to a fair market value adjustment to preferred stock interests in the prior year, which accreted to the benefit of common shareholders. All of the preferred shares outstanding as of our IPO in October 2009 converted to common stock and all accretion recorded through the redemption price formula were credited to additional paid-in capital.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Six months ended November 30,
	2010	2009
	(in thousands)
Net cash provided by (used in):
Operating Activities	$11,095	$8,620
Investing Activities	(20,766)	(15,049)
Financing Activities	198	15,319
Effect of exchange rate changes on cash	205	(5)
Net change in cash and cash equivalents	$(9,268)	$8,885

Cash Flows from Operating Activities

During the six months ended November 30, 2010, cash provided by our operating activities was $11.1 million, an increase of $2.5 million from the comparable period of fiscal 2010. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses, of $17.7 million. We used $6.6 million to fund an increase in our working capital, which resulted from an increase in our trade accounts receivable due to a seasonal increase in revenues in the second quarter of fiscal 2011.

During the six months ended November 30, 2009, cash provided by our operating activities was $8.6 million, an increase of $8.2 million from the comparable period of fiscal 2009. Positive operating cash flow was primarily attributable to net income, excluding depreciation and amortization and other non-cash expenses, of $13.6 million. We used $5.0 million to fund an increase in working capital, which resulted from an increase in our trade accounts receivable due a seasonal increase in revenues in our second quarter of fiscal 2010.

Cash Flows from Investing Activities

During the six months ended November 30, 2010, cash used in investing activities was $20.8 million compared to $15.0 million from the comparable period of fiscal 2010. Cash purchases of property, plant and equipment were $3.7 million and were primarily related to equipment used by our technicians, and land purchased that is to be used to build a new facility for a portion of our Services operations near Houston, Texas. Cash used in investing activities also included our acquisition of three asset protection businesses for cash payments aggregating $16.9 million.

During the six months ended November 30, 2009, cash used in investing activities was $15.0 million and was primarily comprised our acquisition of three asset protection businesses for cash payments aggregating $14.4 million. Cash used in investing activities also included cash purchases of property, plant and equipment totaling $0.6 million relating to equipment used by our technicians.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended November 30, 2010 and related primarily to net borrowings under our revolving credit facility of $6.6 million offset by repayments of capital lease obligations and long-term debt.

Net cash provided by financing activities was $15.3 million for the six months ended November 30, 2009. In October 2009, we completed our initial public offering in which we received net proceeds of approximately $74.1 million. The Company used approximately $66.4 million of the net proceeds to repay the outstanding borrowings under our senior credit facility.

Effect of Exchange Rate on Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately $0.2 million for the six months ended November 30, 2010 and was de minimis for the six months ended November 30, 2009, respectively.

Cash balance and credit facility borrowings

As of November 30, 2010, we had cash and cash equivalents totaling $6.8 million and approximately $48.4 million available to us under our revolving credit facility. Our outstanding borrowings under our revolving credit facility were $6.6 million as of November 30, 2010. We finance our operations primarily through our net income, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our capital expenditures, debt maturities and other business needs.

In July 2009, we entered into our current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. The proceeds from this transaction were used to repay the outstanding indebtedness from our former credit facility and to fund acquisitions.

In October 2009, we repaid the outstanding principal balance of the term loan and the outstanding balance of the revolving credit facility using the proceeds from our initial public offering. Credit extended under the term loan may not be re-borrowed under the current credit agreement. Credit extended under the revolving credit facility may be re-borrowed at any time. Borrowings made under the revolving credit facility are payable in July 2012. In December 2009, we signed an amendment to our current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio, the procedures for obtaining lender approval in acquisitions and the removal of the minimum EBITDA requirement.

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it to be applicable. As of November 30, 2010, the interest rate for the borrowings under our revolving credit facility was 2.75%.

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

At November 30, 2010, we were in compliance with the terms of the credit agreement.

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

Future uses of cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment, but generally only do so with a high degree of certainty about related customer orders and pricing. In addition, we have a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 4% to 5% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. In October 2010, we entered into an agreement for the construction of a new facility that will consolidate our facilities in the Houston, Texas metro area. This facility will serve as our Gulf Region headquarters and is expected to be completed by the end of the first quarter of fiscal 2012. The total construction costs per the agreement are approximately $3.3 million.

Our anticipated acquisitions may also require capital. For example, we have completed four acquisitions in fiscal 2011, including an acquisition completed in December 2010, with an initial cash outlay of approximately $18.3 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we aggressively pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayment and various other obligations as they arise.

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

Off-balance sheet arrangements

During the six months ended November 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $0.6 million of foreign currency translation gains in other comprehensive income for the first six months of fiscal 2011. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility, currently 2.75%, is variable and adjusts periodically. We had $6.6 million of outstanding borrowings under our revolving credit facility at of November 30, 2010. A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations for the three or six month periods ended November 30, 2010.

From time to time, we enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. At November 30, 2010, we had no such contracts in effect.

We had cash and cash equivalents of $6.8 million at November 30, 2010. These amounts are held for working capital purposes and were invested primarily in short-term interest-bearing accounts. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

Based on this evaluation, our CEO and CFO concluded that, as of November 30, 2010, our disclosure controls and procedures were operating effectively to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

We intend to regularly review and evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of fiscal 2011.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 12 to the financial statements included in this report for a description of our legal proceedings.

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

See Exhibit Index on Page 37 of this report, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Francis T. Joyce
Francis T. Joyce
Chief Financial Officer
(Principal financial officer and duly authorized officer)

Date: January 13, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Certificate for awards under the 2009 Long-Term Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.