Form 10-Q
period 2011-02-28
Mistras Group, Inc.
filed 2011-04-14
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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
☐ Yes  ☒ No

As of April 8, 2011, the registrant had 26,670,181 shares of common stock outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	February 28, 2011	May 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$6,560	$16,037
Accounts receivable, net	62,290	54,721
Inventories, net	10,285	8,736
Deferred income taxes	2,271	2,189
Prepaid expenses and other current assets	5,622	5,292
Total current assets	87,028	86,975
Property, plant and equipment, net	46,322	39,981
Intangible assets, net	19,317	16,088
Goodwill	53,442	44,315
Other assets	896	1,273
Total assets	$207,005	$188,632

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities
Current portion of long-term debt	$4,769	$6,303
Current portion of capital lease obligations	5,997	5,370
Accounts payable	4,733	4,640
Accrued expenses and other current liabilities	22,288	20,090
Income taxes payable	2,212	3,281
Total current liabilities	39,999	39,684
Long-term debt, net of current portion	9,793	5,691
Obligations under capital leases, net of current portion	8,676	9,199
Deferred income taxes	3,526	2,087
Other long-term liabilities	1,058	1,417
Total liabilities	63,052	58,078

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,670,181 and 26,663,528 shares issued and outstanding as of February 28, 2011 and May 31, 2010, respectively	267	267
Additional paid-in capital	164,764	162,054
Accumulated deficit	(20,735)	(30,448)
Accumulated other comprehensive loss	(707)	(1,587)
Total Mistras Group, Inc. stockholders’ equity	143,589	130,286
Noncontrolling interest	364	268
Total equity	143,953	130,554
Total liabilities, preferred stock and equity	$207,005	$188,632

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010
Revenues:
Services	$72,411	$57,966	$216,616	$176,484
Products	6,802	6,390	19,844	15,860
Total revenues	79,213	64,356	236,460	192,344
Cost of Revenues:
Cost of services	50,696	41,641	147,754	120,516
Cost of goods sold	2,460	2,343	7,804	6,184
Depreciation of services	3,307	2,547	9,252	7,262
Depreciation of products	153	198	467	589
Total cost of revenues	56,616	46,729	165,277	134,551
Gross profit	22,597	17,627	71,183	57,793
Selling, general and administrative expenses	16,005	14,110	47,099	40,929
Research and engineering	514	586	1,638	1,518
Depreciation and amortization	1,385	1,299	3,889	3,558
Legal reserve	—	—	351	(297)
Income from operations	4,693	1,632	18,206	12,085
Other expenses
Interest expense	596	744	1,957	2,825
Loss on extinguishment of long-term debt	—	—	—	387
Income before provision for income taxes and noncontrolling interest	4,097	888	16,249	8,873
Provision for income taxes	1,690	123	6,562	3,692
Net income	2,407	765	9,687	5,181
Net loss (income) attributable to noncontrolling interests, net of taxes	36	9	26	(30)
Net income attributable to Mistras Group, Inc.	2,443	774	9,713	5,151
Accretion of preferred stock	—	—	—	6,499
Net income attributable to common shareholders	$2,443	$774	$9,713	$11,650
Earnings per common share (See Note 4):
Basic	$0.09	$0.03	$0.36	$0.58
Diluted	$0.09	$0.03	$0.36	$0.21
Weighted average common shares outstanding:
Basic	26,667	26,469	26,665	20,103
Diluted	26,919	27,764	26,824	24,511

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands)

			Additionl paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc . Stockholders’ Equity	Noncontrolling Interest	Total Equity

	Common Stock
	Shares	Amount

Nine months ended February 28, 2010:
Balance at May 31, 2009	13,000	$130	$917	$(47,376)	$(1,583)	$(47,912)	$245	$(47,667)

Net income	—	—	—	5,151	—	5,151	30	5,181
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	648	648	—	648
Comprehensive Income						5,799	30	5,829
Accretion of preferred stock	—	—	—	6,499	—	6,499	—	6,499
Issuance of common stock upon conversion of class A & B preferred stock	6,759	68	84,416	—	—	84,484	—	84,484

Issuance of common stock from initial public offering, net	6,700	67	73,950	—	—	74,017	—	74,017
Stock compensation	—	—	1,860	—	—	1,860	—	1,860
Exercise of stock options	55	1	20			21		21
Other	—	(1)	—	(7)	—	(8)	(1)	(9)

Balance at February 28, 2010	26,514	$265	$161,163	$(35,733)	$(935)	$124,760	$274	$125,034

Nine months ended February 28, 2011:
Balance at May 31, 2010	26,664	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	9,713	—	9,713	(26)	9,687
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	880	880	5	885
Comprehensive Income						10,593	(21)	10,572
Stock compensation	1	—	2,680	—	—	2,680	—	2,680
Exercise of stock options	5	—	30	—	—	30	—	30
Noncontrolling interest in subsidiary	—	—	—	—	—	—	117	117
Balance at February 28, 2011	26,670	$267	$164,764	$(20,735)	$(707)	$143,589	$364	$143,953

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended February 28,
	2011	2010
Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$9,713	$5,151
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,608	11,409
Deferred income taxes	171	(60)
Provision for doubtful accounts	45	1,032
Loss on extinguishment of long-term debt	—	387
Gain on sale of assets	38	78
Amortization of deferred financing costs	127	163
Stock compensation expense	2,680	1,860
Interest rate swap	(210)	(398)
Noncontrolling interest	(26)	30
Foreign currency gain	(310)	(694)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(6,620)	(10,379)
Inventories	(1,377)	(646)
Prepaid expenses and other current assets	979	(1,200)
Other assets	971	2,322
Accounts payable	410	1,179
Income taxes payable	(302)	2,822
Accrued expenses and other current liabilities	1,468	(705)
Net cash provided by operating activities	21,365	12,351
Cash flows from investing activities
Purchase of property, plant and equipment	(6,051)	(1,669)
Purchase of intangible assets	(398)	(133)
Acquisition of businesses, net of cash acquired	(18,301)	(14,338)
Proceeds from sale of equipment	170	237
Net cash used in investing activities	(24,580)	(15,903)
Cash flows from financing activities
Repayment of capital lease obligations	(4,631)	(4,619)
Repayments of long-term debt	(6,808)	(66,855)
Net borrowings (repayments) from revolver	5,000	(15,505)
Proceeds from borrowings of long-term debt	42	25,000
Debt issuance costs	—	(484)
Net proceeds from issuance of common stock	—	74,007
Proceeds from the exercise of stock options	30	21
Net cash (used in) provided by financing activities	(6,367)	11,565
Effect of exchange rate changes on cash and cash equivalents	105	28
Net change in cash and cash equivalents	(9,477)	8,041
Cash and cash equivalents
Beginning of period	16,037	5,668
End of period	$6,560	$13,709
Supplemental disclosure of cash paid
Interest	$2,058	$3,126
Income taxes	$6,581	$1,303
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,678	$5,045
Issuance of notes payable and other debt obligations primarily related to acquisitions	$1,637	$5,398

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. The balance sheet at May 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly or majority-owned subsidiaries. Where the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The noncontrolling interest in net income, net of tax, is classified separately in the accompanying consolidated statements of operations.

All significant intercompany accounts and transactions have been eliminated in consolidation. All foreign subsidiaries’ fiscal years end on April 30, while Mistras Group, Inc. and the domestic subsidiaries’ fiscal years end on May 31. The effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position is not significant.

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

Multiple-element arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. Under current Financial Accounting Standards Board (“FASB”) guidance, the Company utilizes vendor-specific objective evidence to determine whether the multiple elements can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items, if the delivery or performance of the undelivered items is probable and in the control of the Company.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Effective June 1, 2012, the Company will adopt updated guidance from the FASB that will require the allocation of revenue in multiple-element arrangements to separate units of accounting based on an element’s estimated selling price if vendor-specific or other first party evidence is not available; see “Recent Accounting Pronouncements”.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects (i) only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2010 did not identify any instances of impairment and there were no events through February 28, 2011 that warranted a reconsideration of our impairment test results.

Intangible assets are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash deposits may exceed the limits insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk or risk of nonperformance of financial institutions.

The Company sells primarily to large companies, extends reasonably short collection terms, performs credit evaluations and does not require collateral. The Company maintains reserves for potential credit losses.

Various divisions or business units of B.P., plc. (“BP”), the Company’s largest customer, accounted for 21% and 17% of revenues for the three months ended February 28, 2011 and 2010, respectively, and 17% and 19% of total revenues for the nine months ended February 28, 2011 and 2010, respectively. Accounts receivable from this customer was approximately 15% and 10% of total accounts receivable, net, as of February 28, 2011 and May 31, 2010, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Equity-based compensation

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

Common Stock

In October 2009, the Company completed its IPO of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares. The Company received net proceeds of approximately $74.0 million from the offering. The Company used approximately $68.0 million of the net proceeds to repay the outstanding principal balance of its then term loan ($25.0 million) and of its revolving credit facility ($41.4 million), and accrued interest thereon ($0.1 million), as well as approximately $1.5 million to pay costs and expenses related to the offering. The remaining proceeds (approximately $6.0 million) were used for acquisitions and working capital purposes.

Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Preferred stock

Prior to its IPO in October 2009, the Company completed several private placements of its Class A and Class B preferred stock. These preferred shares included various redemption and conversion features and were reported outside the equity section and adjusted to fair value, which represented their redemption value at each reporting date. Effective upon the closing of the IPO, all of the preferred shares outstanding as of the offering converted to common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Equity awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the “2009 Plan”), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,998,000 shares were available for future grants as of February 28, 2011. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the “1995 Plan”), and (ii) the 2007 Stock Option Plan (the “2007 Plan”). No additional awards may be granted from these two plans. As of February 28, 2011, there were stock options for a total of approximately 2,878,000 shares of common stock and approximately 217,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

The fair value of the Company’s stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the nine months ended February 28,
	2011	2010

Dividend yield	0.0%	0.0%
Expected volatility	44%	44%
Risk-free interest rate	2.6%	1.9-3.0%
Expected term (years)	6.3	4.0-6.3

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.8 million and $0.8 million for the three months ended February 28, 2011 and 2010, respectively. For the nine months ended February 28, 2011 and 2010, the Company recognized stock-based compensation expense related to stock option awards of $2.4 million and $1.9 million, respectively. Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three and nine month periods ended February 28, 2011 and 2010 were as follows:

	For the three and nine months ended February 28,
	2011	2010

Cash proceeds from options exercised	$30	$21
Aggregate intrinsic value of options exercised	43	762

As of February 28, 2011, there was approximately $7.7 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards which are expected to be recognized over a remaining weighted average period of 2.5 years.

The Company also recognized approximately $0.1 million and $0.3 million in stock-based compensation expense related to restricted stock unit awards during the three and nine month periods ended February 28, 2011. There was no such expense incurred during the three and nine month periods ended February 28, 2010. As of February 28, 2011, there was approximately $1.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.5 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

4.	Earnings per share

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Basic earnings per share
Numerator:
Net income attributable to common shareholders	$2,443	$774	$9,713	$11,650
Denominator
Weighted average common shares outstanding	26,667	26,469	26,665	20,103
Basic earnings per share	$0.09	$0.03	$0.36	$0.58

Diluted earnings per share:
Numerator:
Net income attributable to common shareholders	$2,443	$774	$9,713	$5,151
Denominator
Weighted average common shares outstanding	26,667	26,469	26,665	20,103
Dilutive effect of stock options outstanding	202	1,295	137	1,214
Dilutive effect of restricted stock units outstanding	50	—	22	—
Dilutive effect of conversion of preferred shares	—	—	—	3,194
Total shares	26,919	27,764	26,824	24,511
Diluted earnings per share	$0.09	$0.03	$0.36	$0.21

5.	Acquisitions

The Company made four acquisitions during the nine months ended February 28, 2011 for strategic market expansion. Three of the acquisitions were asset purchases, but which met the definition of “acquisitions of businesses” under the provision FASB Accounting Standards Codification (“ASC”) 805-10-20. In the remaining acquisition, we acquired 80% of the common stock of the acquiree. The holders of the remaining 20% interest can require the Company to purchase the noncontrolling interest at any time for a price based upon EBITDA of the acquiree’s operations. The estimated fair value of the minority holders’ put option was de minimis as of February 28, 2011. The 20% minority interest is reflected as noncontrolling interest in stockholders’ equity. In addition to the cash and debt consideration, the Company also accrued a liability of approximately $0.7 million as of February 28, 2011 for the estimated fair value of contingent consideration expected to be payable in the event that certain of the acquired companies achieve specific performance metrics over the next four years of operations. The potential contingent consideration ranges from zero to $2.4 million and would be payable in four annual installments based upon operational performance for the fiscal years ended May 31, 2012 through 2015.

Assets and liabilities of the acquired businesses were included in the Consolidated Balance Sheet as of February 28, 2011 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. Results of operations for the period from acquisition date are reported in each respective operating segment’s statement of operations.

Revenues included in the Consolidated Statement of Operations for the three and nine month periods ended February 28, 2011 from these acquisitions for the period subsequent to the closing of each respective transaction was approximately $4.5 million and $9.9 million, respectively. On a pro forma basis from the beginning of fiscal 2011, revenues from these acquisitions would have been approximately $4.5 million and $15.9 million for the three and nine month periods ended February 28, 2011. Operating income or other financial measures for these acquisitions both from the date of closing of each respective transaction and on a pro forma basis is impractical to estimate due to the integration of these entities post-acquisition.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The table below summarizes the purchase price allocation for all acquisitions during the nine months ended February 28, 2011 and 2010, respectively:

	Nine months ended February 28,
	2011	2010

Number of entities	4	3

Cash paid	$18,301	$14,350
Subordinated notes issued	1,637	5,399
Debt assumed	1,100	—
Contingent consideration	697	687

Purchase price	$21,735	$20,436

Current net assets acquired	127	939
Property, plant and equipment	6,341	5,124
Deferred tax asset	41	1,067
Intangibles, primarily customer lists	6,465	8,239
Goodwill	8,878	5,067
Less: noncontrolling interest	(117)	—

Net assets acquired	$21,735	$20,436

The amortization period of intangible assets acquired ranges from one to seven years. Goodwill resulting from these acquisitions arises largely from the synergies expected from combining the operations of the acquisitions with our existing services operations, as well as from the benefits derived from the assembled workforce of the acquired companies. The goodwill recognized is expected to be deductible for tax purposes.

6.	Property, plant and equipment, net

Property, plant and equipment consist of the following:

	Useful Life	February 28, 2011	May 31, 2010
	(Years)
Land		$2,209	$1,304
Building and improvements	30-40	12,411	10,240
Office furniture and equipment	5-8	3,955	1,479
Machinery and equipment	5-7	79,040	68,238
		97,615	81,261
Accumulated depreciation and amortization		(51,293)	(41,280)
		$46,322	$39,981

Depreciation expense for the three months ended February 28, 2011 and 2010 was approximately $3.5 million and $2.6 million, respectively. Depreciation expense for the nine months ended February 28, 2011 and 2010 was approximately $9.5 million and $8.0 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

7.	Accounts Receivable and Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

Balance, May 31, 2010	$1,661
Increase due to acquisitions	33
Provision for doubtful accounts	(121)
Write-offs, net of recoveries	88
Foreign exchange valuation	(12)

Balance, February 28, 2011	$1,649

8.	Inventories

Inventories consist of the following:

	As of	As of
	February 28, 2011	May 31, 2010

Raw materials	$2,879	$2,564
Work in process	2,458	2,252
Finished goods	3,122	2,655
Supplies	1,826	1,265
	$10,285	$8,736

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $0.4 million and $0.9 million as of February 28, 2011 and May 31, 2010, respectively.

9.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	February 28, 2011	May 31, 2010

Accrued salaries, wages and related employee benefits	$10,910	$8,158
Other accrued expenses	2,778	2,740
Accrued worker compensation and health benefits	7,116	8,041
Deferred revenues	1,484	1,151

Total	$22,288	$20,090

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

10.	Long-Term Debt

Long-term debt consists of the following:

	As of	As of
	February 28, 2011	May 31, 2010

Senior credit facility:
Revolver	$5,000	$—
Notes payable - acquisitions	8,729	11,023
Other	833	971
	14,562	11,994
Less: Current maturities	4,769	6,303
Long-term debt, net of current maturities	$9,793	$5,691

Senior Credit Facility

In July 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. The term loan was repaid and extinguished in October 2009 with proceeds from the IPO. As of February 28, 2011, the Company had $5.0 million of outstanding borrowings under the revolving credit facility. Borrowings made under the revolving credit facility are payable in July 2012.

In December 2009, the Company signed an amendment to its current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio, the procedures for obtaining lender approval for acquisitions and the removal of the minimum EBITDA requirement.

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0% and 1.0%, if the lenders determine that it’s applicable. As of February 28, 2011, the interest rate on our revolving credit facility borrowings was 2.75%.

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

As of February 28, 2011, we were in compliance with the terms of the credit agreement.

During the nine months ended February 28, 2010, the Company capitalized approximately $0.5 million of costs related to the new credit agreement and expensed approximately $0.2 million of deferred financing costs related to its former credit facility. In connection with the repayment and extinguishment of the term loan portion of the new facility in October 2009, the Company expensed approximately $0.2 million of financing costs incurred during the nine months ended February 28, 2010. The unamortized balance of these costs is included in net intangible assets in the Consolidated Balance Sheet. The accelerated amounts expensed are classified as loss on extinguishment of long- term debt in the Consolidated Statement of Operations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Notes Payable and Other

In connection with its acquisitions through February 28, 2011, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10% imputed interest rate. Unamortized discount on these notes totaled approximately $0.2 million and $0.3 million as of February 28, 2011 and May 31, 2010, respectively. Amortization is recorded as interest expense in the Consolidated Statement of Operations.

11.	Fair Value Measurements

In calendar 2010, the Company hedged a portion of the variable rate interest payments on its debt using an interest rate swap contract to convert variable payments into fixed payments. The Company did not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of this instrument were reported as a component of interest expense. The interest rate swap contract matured in November 2010 and had a notional amount of $8.0 million. The following outlines the significant terms of the contract and the fair value of the contract as of May 31, 2010:

			Variable	Fixed
		Notional	interest	interest	As of
Contract date	Term	Amount	rate	rate	May 31, 2010
November 20, 2006	4 years	$8,000	LIBOR	5.17%	$(210)
		$8,000			$(210)

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

Litigation

The Company is a defendant in two related purported class action lawsuits in California, based upon alleged violations of California labor and employment law: Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), filed in September 2009, and Ballard v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. 2:10-cv-03186 (PSG)), filed in March 2010. Both of these cases are purported class action lawsuits brought on behalf of existing and former California employees of the Company and its subsidiaries for violation of various labor and employment laws, primarily for failure to pay wages timely and for having defective wage statements, as well as other claims, and is seeking penalties under the California Private Attorneys General Act. The Ballard case was filed shortly after the plaintiff’s request to certify the Quiroz case as a class action suit was denied by the same attorney representing the plaintiff in the Quiroz case.

The Company and counsel for the plaintiffs in both the Quiroz and Ballard cases have agreed upon a settlement, which has received preliminary court approval. The Company has reserved approximately $0.3 million in connection with this settlement, the charges for which were taken in prior quarters of fiscal 2011. This reserve represents the Company’s estimate of its total potential liability related to the settlement of these cases, net of insurance reimbursements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Commitments

In October 2010, we entered into an agreement for the construction of a new facility that will consolidate our facilities in the Houston, Texas metro area. This facility will serve as our Gulf Region headquarters and is expected to be completed by the end of the first quarter of fiscal 2012. Total construction costs are expected to be approximately $3.3 million.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. See Note 5 to these consolidated financial statements for further discussion.

13.	Subsequent Event

In March 2011, the Company acquired the assets of an asset protection business for approximately $16.3 million, comprised of $7.5 million in cash and subordinated notes payable of approximately $8.8 million, which are payable over five years. In addition to the cash and debt consideration, the agreement allows for contingent consideration to be earned based upon the acquired company reaching specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocation. This acquisition was not individually significant and no pro forma information has been included.

14.	Segment Disclosure

The Company’s three segments are:

Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity of critical energy, industrial and public infrastructure.

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

Allocations for general corporate services, including accounting, audit, and contract management, that are provided to the segments are reported within Corporate and eliminations. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the Services and International segments by the Products and Systems segment are reflected in the operating performance of each segment. All such intersegment transactions are eliminated in the Company’s consolidated financial reporting.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Revenues
Services	$66,708	$52,912	$198,098	$159,552
Products and Systems	5,436	4,768	15,974	13,137
International	8,671	8,092	27,062	23,322
Corporate and eliminations	(1,602)	(1,416)	(4,674)	(3,667)
	$79,213	$64,356	$236,460	$192,344

The Services segment had sales to other operating segments of $0.4 million and $0.1 million for the three months ended February 28, 2011 and 2010, respectively. For the nine months ended February 28, 2011 and 2010, the Services segment sales to other operating segments totaled $0.8 million and $0.2 million, respectively.

The Products and Systems segment had sales to other operating segments of $1.0 million and $0.9 million for the three months ended February 28, 2011 and 2010, respectively. For the nine months ended February 28, 2011 and 2010, the Products and Systems segment sales to other operating segments totaled $3.1 million and $2.8 million, respectively.

The International segment had sales to other operating segments of $0.1 million and $0.2 million for the three months ended February 28, 2011 and 2010, respectively. For the nine months ended February 28, 2011 and 2010, the International segment sales to other operating segments totaled $0.2 million and $0.5 million, respectively.

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Gross profit
Services	$16,650	$11,898	$53,404	$41,831
Products and Systems	3,049	2,711	8,440	7,217
International	2,935	3,222	9,466	9,212
Corporate and eliminations	(37)	(204)	(127)	(467)
	$22,597	$17,627	$71,183	$57,793

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Income from operations
Services	$5,494	$2,257	$19,591	$13,114
Products and Systems	1,213	980	2,980	2,021
International	404	527	2,514	2,597
Corporate and eliminations	(2,418)	(2,132)	(6,879)	(5,647)
	$4,693	$1,632	$18,206	$12,085

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Depreciation and amortization
Services	$4,247	$3,363	$11,855	$9,527
Products and Systems	206	252	624	752
International	350	397	1,016	1,036
Corporate and eliminations	42	32	113	94
	$4,845	$4,044	$13,608	$11,409

	As of	As of
	February 28, 2011	May 31, 2010

Intangible assets, net
Services	$16,892	$14,042
Products and Systems	1,190	1,016
International	801	504
Corporate and eliminations	434	526
	$19,317	$16,088

	As of	As of
	February 28, 2011	May 31, 2010

Goodwill
Services	$51,738	$42,804
Products and Systems	—	—
International	1,704	1,511
	$53,442	$44,315

	As of	As of
	February 28, 2011	May 31, 2010

Total Assets
Services	$171,934	$148,462
Products and Systems	22,384	21,817
International	22,997	19,163
Corporate and eliminations	(10,310)	(810)
	$207,005	$188,632

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Revenues by geographic area for the three and nine month periods ended February 28, 2011 and 2010, respectively, were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2011	2010	2011	2010

Revenues by geographic region
United States	$64,189	$51,793	$191,309	$155,733
Europe	6,448	5,788	20,088	17,700
Other Americas	6,818	4,490	18,960	12,966
Asia-Pacific	1,758	2,285	6,103	5,945
	$79,213	$64,356	$236,460	$192,344

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section below.

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

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2010, we provided our asset protection solutions to approximately 4,800 customers. As of February 28, 2011, we had approximately 2,700 employees, including 32 Ph.D.’s and more than 100 other degreed engineers and highly-skilled, certified technicians, in 78 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 61% and 63% of our revenues for the first nine months of fiscal 2011 and 2010, respectively.

For the last several years, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions, in general, has increased, creating demand from which our entire industry has benefited. We have experienced compounded annual growth rate (CAGR) for revenue of 31% over the last three fiscal years, including the impact of acquisitions and currency fluctuations. We believe further growth can be realized in all of our target markets. Concurrent with this growth, we have worked to build our infrastructure to profitably absorb additional growth and have made a number of small acquisitions in an effort to leverage our fixed costs, grow our base of experienced, certified personnel, expand our product and technical capabilities and increase our geographical reach.

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that we believe will enhance our competitive advantages over our competition.

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including diminished liquidity and credit availability, relatively low consumer confidence, slower economic growth, persistently high unemployment rates, volatile currency exchange rates and continued uncertainty about economic stability. However, we believe these conditions have allowed us to capitalize on an opportunity to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technologies in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

The recent earthquakes and tsunami in Japan and the related damages to the Fukushima-1 nuclear plant have caused supply chain issues for many industries. While we have not experienced any significant supply chain issues to date, we will continue to monitor our supply chain situation in Japan.

Consolidated Results of Operations

Three months ended February 28, 2011 compared to the three months ended February 28, 2010

Our consolidated results of operations for the three months ended February 28, 2011 and 2010 were as follows:

	Three months ended February 28,
	2011	2010
	(in thousands)
Statement of Operations Data
Revenues	$79,213	$64,356
Cost of revenues	53,156	43,984
Depreciation	3,460	2,745
Gross profit	22,597	17,627
Selling, general and administrative expenses	16,005	14,110
Research and engineering	514	586
Depreciation and amortization	1,385	1,299
Legal reserve	—	—
Income from operations	4,693	1,632
Interest expense	596	744
Loss on extinguishment of long-term debt	—	—
Income before provision for income taxes and noncontrolling interest	4,097	888
Provision for income taxes	1,690	123
Net income	2,407	765
Net loss attributable to noncontrolling interests, net of taxes	36	9
Net income attributable to Mistras Group, Inc.	2,443	774
Accretion of preferred stock	—	—
Net income attributable to common shareholders	$2,443	$774

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended February 28, 2011 and 2010, were as follows:

	Three months ended February 28,
	2011	2010
EBITDA and Adjusted EBITDA data	(in thousands)
Net income attributable to Mistras Group, Inc.	$2,443	$774
Interest expense	596	744
Provision for income taxes	1,690	123
Depreciation and amortization	4,845	4,044
EBITDA	$9,574	$5,685
Stock compensation expense	903	827
Adjusted EBITDA	$10,477	$6,512

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition related costs and certain one-time and generally non-recurring items (which items, if any, are set forth in the reconciliation table above).

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

We believe investors and other users of our financial statements benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides an additional tool to compare our operating performance on a consistent basis and measure underlying trends and results in our business. Adjusted EBITDA removes the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates stock-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations.

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

Revenues. Revenues were $79.2 million for three months ended February 28, 2011 compared to $64.4 million for three months ended February 28, 2010. Revenues by segment for the three months ended February 28, 2011 and 2010 were as follows:

	Three months ended February 28,
	2011	2010
	(in thousands)
Revenues
Services	$66,708	$52,912
Products and Systems	5,436	4,768
International	8,671	8,092
Corporate and eliminations	(1,602)	(1,416)
	$79,213	$64,356

We estimate our growth rates for the three months ended February 28, 2011 and 2010, respectively, were as follows:

	Three months ended February 28,
	2011	2010
	(in thousands)
Revenue growth	$14,857	$17,355
% Growth over prior year	23.1%	36.9%

Comprised of:
% of organic growth	16.7%	23.5%
% of acquisition growth	6.2%	10.9%
% foreign exchange increase	0.2%	2.5%
	23.1%	36.9%

Revenues increased $14.9 million, or approximately 23%, for the three months ended February 28, 2011 compared to the three months ended February 28, 2010 as a result of growth in all our segments, but principally attributable to growth in our Services segment. For the third quarter of fiscal 2011 and 2010, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 17% and 24%, respectively. This organic growth was driven by an increase in demand for our inspection services coupled with an increase in seasonal turn-around maintenance activity from our “run and maintain” or “evergreen” contracts at oil refineries. In the third quarter of fiscal 2011, we estimate that our acquisition growth was approximately 6% compared to approximately 11%, in the third quarter of fiscal 2010. We completed four acquisitions during the nine months ended February 28, 2011 and three acquisitions during the nine months ended February 28, 2010.

We continued to experience growth in many of our target markets during the third quarter of fiscal 2011. Oil and gas is our largest target market and in third quarter of fiscal 2011 represented approximately 64% of total revenues, compared to approximately 66% in the third quarter of fiscal 2010. Oil and gas revenue in the third quarter of fiscal 2011 increased by approximately 20% over the prior year with the largest increases coming from the downstream and upstream sections of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including chemical, aerospace and defense, and industrial markets. Taken as a group, revenues for all target markets other than oil and gas grew by approximately 30% in the third quarter of fiscal 2011 over the prior year period. Our largest customer in both periods was BP, accounting for approximately 21% of our revenues in the third quarter of fiscal 2011 and approximately 17% in the third quarter of fiscal 2010. Our top ten customers represented approximately 50% of our revenues in the third quarter of fiscal 2011 compared to 48% in the same quarter last year.

Gross profit. Our gross profit was $22.6 million and increased $5.0 million, or 28% in the third quarter of fiscal 2011 compared to $17.6 million in the third quarter of fiscal 2010. As a percentage of revenues, our gross profit and its components were as follows:

	Three months ended February 28,
	2011	2010
	(in thousands)
Gross profit	$22,597	$17,627

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	67.1%	68.3%
Depreciation	4.4%	4.3%
Total	28.5%	27.4%
Gross profit % increase (decrease) from prior year quarter	1.1%	(0.5%)

Our gross profit by segment for the third quarter of fiscal 2011 and 2010, was as follows:

	Three months ended February 28,
	2011	2010
	(in thousands)
Gross profit
Services	$16,650	$11,898
Products and Systems	3,049	2,711
International	2,935	3,222
Corporate and eliminations	(37)	(204)
	$22,597	$17,627

As a percentage of revenues, our gross profit increased 110 basis points to approximately 29% in the third quarter of fiscal 2011 compared to approximately 27% in the third quarter of fiscal 2010. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 67% and 68% in the third quarter of fiscal 2011 and fiscal 2010, respectively. Depreciation expense included in the determination of gross profit for the third quarter of fiscal 2011 and fiscal 2010 was $3.5 million and $2.7 million, respectively.

The increase in our gross profit as a percentage of revenues for the third quarter of fiscal 2011 was attributable to our Services segment. While competitive pricing contracts remain a focus of many of our Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues. These costs, as a percentage of revenues, decreased to approximately 16% during the three months ended February 28, 2011 from 18% during the three months ended February 28, 2010. The overall increase in gross profit percentage was offset by decreases in the gross profit percentage of our Products and Systems segment and our International segment against the comparable prior year period, which were primarily attributable to a lower margin product mix of sales during the period.

Income from operations. Our income from operations by segment for the third quarter of fiscal 2011 and 2010, was as follows:

	Three months ended February 28,
	2011	2010
	(in thousands)
Income from operations
Services	$5,494	$2,257
Products and Systems	1,213	980
International	404	527
Corporate and eliminations	(2,418)	(2,132)
	$4,693	$1,632

Our income from operations of $4.7 million for the third quarter of fiscal 2011 increased $3.1 million, or 188%, compared to the third quarter of fiscal 2010. As a percentage of revenues, our income from operations was approximately 6% and 3% in the third quarter of fiscal 2011 and fiscal 2010, respectively.

Our selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2011 increased approximately $1.9 million, or 13%, over the third quarter of fiscal 2010. As a percentage of revenues, SG&A expenses for the third quarter of fiscal 2011 decreased to 20% from 22% in the third quarter of fiscal 2010. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Our recent acquisitions accounted for approximately $0.7 million of the total increase in SG&A expenses. Overall, our SG&A expenses included higher compensation and benefit expenses of $1.9 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth (including support of the development of new and existing centers of excellence). Other increases in SG&A expenses included professional service and consulting costs of $0.3 million. These increases were offset by a decrease in our provision for bad debts of approximately $0.4 million. Depreciation and amortization included in the determination of income from operations for the third quarter of fiscal 2011 and fiscal 2010 was $1.4 million and $1.3 million, respectively, each being 2% of revenues.

Interest expense. Interest expense was $0.6 million and $0.7 million for the third quarter of fiscal 2011 and fiscal 2010, respectively. The decrease in interest expense in the third quarter of fiscal 2011 related to the maturity of our interest rate swap agreement in November 2010. As a result, there was no interest expense associated with this agreement in the third quarter of fiscal 2011.

Net loss (income) attributable to noncontrolling interests, net of taxes. The net loss (income) attributable to noncontrolling interests for the three months ended February 28, 2011 related primarily to a decrease in net income from Diapac, our subsidiary in Russia, and the year to date net loss incurred by IPS, our recently acquired subsidiary in France, offset by an increase in net income of our Brazilian subsidiary, PASA.

Income taxes. Our effective income tax rate was approximately 41% for the third quarter of fiscal 2011 compared to approximately 14% for the third quarter of fiscal 2010. The increase was primarily due to the impact of permanent tax differences and an adjustment to our liabilities related to uncertain tax provisions.

Net income attributable to Mistras Group, Inc. and common shareholders. Net income attributable to Mistras Group, Inc. and common shareholders for the third quarter of fiscal 2011 was $2.4 million, or 3% of our revenues, an increase of $1.7 million over the third quarter of fiscal 2010, which was $0.8 million, or 1% of revenues. This increase in net income was primarily the result of our revenue growth and lower interest expense, partially offset by increases in our SG&A expenses and our provision for income taxes.

Nine months ended February 28, 2011 compared to the nine months ended February 28, 2010

Our consolidated results of operations for the nine months ended February 28, 2011 and 2010 were as follows:

	Nine months ended February 28,
	2011	2010
	(in thousands)
Statement of Operations Data
Revenues	$236,460	$192,344
Cost of revenues	155,558	126,700
Depreciation	9,719	7,851
Gross profit	71,183	57,793
Selling, general and administrative expenses	47,099	40,929
Research and engineering	1,638	1,518
Depreciation and amortization	3,889	3,558
Legal reserve	351	(297)
Income from operations	18,206	12,085
Interest expense	1,957	2,825
Loss on extinguishment of long-term debt	—	387
Income before provision for income taxes and noncontrolling interest	16,249	8,873
Provision for income taxes	6,562	3,692
Net income	9,687	5,181
Net loss (income) attributable to noncontrolling interests, net of taxes	26	(30)
Net income attributable to Mistras Group, Inc.	9,713	5,151
Accretion of preferred stock	—	6,499
Net income attributable to common shareholders	$9,713	$11,650

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained above, for the nine months ended February 28, 2011 and 2010, respectively, was as follows:

	Nine months ended February 28,
	2011	2010
	(in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$9,713	$5,151
Interest expense	1,957	2,825
Provision for income taxes	6,562	3,692
Depreciation and amortization	13,608	11,409
EBITDA	$31,840	$23,077
Legal reserve	351	(297)
Large customer bankruptcy	—	767
Stock compensation expense	2,680	1,860
Loss on extinguishment of debt	—	387
Adjusted EBITDA	$34,871	$25,794

See explanation and definition of EBITDA and Adjusted EBITDA above on page 22.

Revenues. Revenues were $236.5 million for the nine months ended February 28, 2011 compared to $192.3 million for the nine months ended February 28, 2010. Revenues by segment for the nine months ended February 28, 2011 and 2010 were as follows:
	Nine months ended February 28,
	2011	2010

Revenues
Services	$198,098	$159,552
Products and Systems	15,974	13,137
International	27,062	23,322
Corporate and eliminations	(4,674)	(3,667)
	$236,460	$192,344

We estimate our growth rates for the nine months ended February 28, 2011 and 2010, respectively, were as follows:

	Nine months ended February 28,
	2011	2010
	(in thousands)
Revenue growth	$44,116	$39,061
% Growth over prior year	22.9%	25.5%

Comprised of:
% of organic growth	16.2%	13.9%
% of acquisition growth	6.8%	12.1%
% foreign exchange decrease	(0.1%)	(0.5%)
	22.9%	25.5%

Revenues increased $44.1 million, or approximately 23%, for the nine months ended February 28, 2011 compared to the nine months ended February 28, 2010 as a result of growth in all our segments. For the nine months ended February 28, 2011 and 2010, our organic growth rate, as compared to growth driven by acquisitions, was approximately 16% and 14%, respectively. This organic growth was driven by an increase in demand for inspection services coupled with an increase in seasonal turn-around maintenance activity from our “run and maintain” or “evergreen” contracts at oil refineries. For the nine months ended February 28, 2011, our acquisition growth was approximately 7% compared to approximately 12% in the nine months ended February 28, 2010. We completed four acquisitions in the nine months ended February 28, 2011 and three acquisitions in the nine months ended February 28, 2010, further increasing our capabilities and adding to our base of qualified technicians.

We continued to experience growth in many of our target markets during the first nine months of fiscal 2011. Oil and gas is our largest target market and in the first nine months of fiscal 2011 represented approximately 61% of total revenues compared to 63% in the comparable period of fiscal 2010. Oil and gas revenue in the first nine months of fiscal 2011 increased by approximately 19% over the prior year period, with the largest increases coming from the petrochemical section of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including chemical, fossil power, industrial markets, and aerospace and defense markets. Taken as a group, all target markets other than oil and gas grew by approximately 29% in the nine months ended February 28, 2011 over the comparable prior year period. Our largest customer in both periods was BP, accounting for approximately 17% of our revenues for the nine months ended February 28, 2011 and approximately 19% for the nine months ended February 28, 2010. Our top ten customers represented approximately 44% of revenues in the first nine months of fiscal 2011 and fiscal 2010.

Gross profit. Our gross profit was $71.2 million and increased $13.4 million, or 23%, during the nine months ended February 28, 2011 compared to $57.8 million during the nine months ended February 28, 2010. As a percentage of revenues, our gross profit and its components were as follows:

	Nine months ended February 28,
	2011	2010
	(in thousands)
Gross profit	$71,183	$57,793

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	65.8%	65.9%
Depreciation	4.1%	4.1%
Total	30.1%	30.0%
Gross profit % increase (decrease) from prior year period	0.1%	(3.4%)

Our gross profit by segment for the first nine months of fiscal 2011and 2010 was as follows:

	Nine months ended February 28,
	2011	2010
	(in thousands)
Gross profit
Services	$53,404	$41,831
Products and Systems	8,440	7,217
International	9,466	9,212
Corporate and eliminations	(127)	(467)
	$71,183	$57,793

As a percentage of revenues, our gross profit was approximately 30% for each of the nine month periods ended February 28, 2011 and 2010. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 66% in each of the nine months ended February 28, 2011 and 2010. Depreciation expense included in the determination of gross profit was approximately $9.7 million and $7.9 million, for the nine months ended February 28, 2011 and 2010, respectively.

With our increase in revenues in the first nine months of fiscal 2011, our gross profit as a percentage of revenues increased approximately 10 basis points as compared to the first nine months of fiscal 2010. The slight increase in our gross profit as a percentage of revenues for the third quarter of fiscal 2011 was attributable to our Services segment. A portion of our revenue growth is attributable to sales from new contracts, which drive market share growth but are competitive from a pricing perspective in the short term. While these competitive pricing contracts remain a focus of many of our new and existing Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues. These costs, as a percentage of revenues, decreased to approximately 14% during the nine months ended February 28, 2011 from approximately 16% during the three months ended February 28, 2010. Historically, by introducing more advanced NDT tools to our Services segment customers, margin enhancement follows. The overall increase in gross profit percentage was offset by decreases in the gross profit percentage of our Products and Systems segment and our International segment against the comparable prior year period which were primarily attributable to a lower margin product mix of sales during the period.

Income from operations. Our income from operations by segment for the first nine months of fiscal 2011 and 2010 was as follows:

	Nine months ended February 28,
	2011	2010
	(in thousands)
Income from operations
Services	$19,591	$13,114
Products and Systems	2,980	2,021
International	2,514	2,597
Corporate and eliminations	(6,879)	(5,647)
	$18,206	$12,085

Our income from operations for the nine months ended February 28, 2011 increased $6.1 million, or 51%, to $18.2 million compared $12.1 million for the nine months ended February 28, 2011. As a percentage of revenues, our income from operations was approximately 8% and 6% for the nine months ended February 28, 2011 and 2010, respectively.

Our SG&A expenses for the nine months ended February 28, 2011 increased approximately $6.2 million, or 15%, over the same period in the prior year. As a percentage of revenues, SG&A expenses for the first nine months of fiscal 2011 decreased to approximately 20% from 21% for the first nine months of fiscal 2010. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Our recent acquisitions accounted for approximately $1.4 million of the total increase in SG&A expenses. Overall, our SG&A expenses included higher compensation and benefit expenses of $5.1 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth (including support of the development of new and existing centers of excellence). Other increases in SG&A expenses included stock compensation costs of approximately $0.8 million, and professional service and consulting costs of approximately $0.2 million. These increases were offset by a decrease in our provision for bad debts of approximately $1.0 million. Income from operations was also negatively impacted by a legal provision of $0.4 million in the first nine months of fiscal 2011 as compared to a reversal of a legal provision of $0.3 million in the first nine months of fiscal 2010. Depreciation and amortization included in the determination of income from operations for the nine months ended February 28, 2011 and 2010 was $3.9 million and $3.6 million, respectively, each being 2% of revenues.

Interest expense. The decrease in interest expense for the nine months ended February 28, 2011 was primarily attributable to a decrease in average borrowings outstanding during the period as compared to the nine months ended February 28, 2010. Just prior to our IPO in October 2009, we had outstanding borrowings under our revolving credit facility of approximately $66.4 million, which was subsequently repaid with the proceeds of the offering.

Net loss (income) attributable to noncontrolling interests, net of taxes. The net loss (income) attributable to noncontrolling interests for the nine months ended February 28, 2011 related primarily to a decrease in net income from Diapac, our subsidiary in Russia, and the year to date net loss incurred by IPS, our recently acquired subsidiary in France, offset by an increase in net income of our Brazilian subsidiary, PASA.

Income taxes. Our effective income tax rate was approximately 40% for the nine months ended February 28, 2011 compared to approximately 42% for the nine months ended February 28, 2010. The decrease was primarily due to an adjustment to our liabilities related to uncertain tax provisions.

Net income attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the nine months ended February 28, 2011 was $9.7 million, or 4% of our revenues, an increase of $4.5 million over our net income attributable to Mistras Group, Inc. for the nine months ended February 28, 2010, which was $5.2 million, or 3% of revenues. This increase in net income was primarily the result of our revenue growth and lower interest expense, partially offset by higher SG&A expenses and research and engineering expenses and increases to our legal provision and provision for income taxes.

Net income attributable to common shareholders. Net income attributable to common shareholders for the nine months ended February 28, 2011 was $9.7 million, or 4% of our revenues, a decrease of $2.0 million when compared to the nine months ended February 28, 2010, which was $11.7 million, or 6% of revenues. This decrease was primarily due to a fair market value adjustment to reduce the preferred stock value to the benefit of common shareholders. All of the preferred shares outstanding as of our IPO in October 2009 converted to common stock.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Nine months ended February 28,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating Activities	$21,365	$12,351
Investing Activities	(24,580)	(15,903)
Financing Activities	(6,367)	11,565
Effect of exchange rate changes on cash	105	28
Net change in cash and cash equivalents	$(9,477)	$8,041

Cash Flows from Operating Activities

During the nine months ended February 28, 2011, cash provided by our operating activities was $21.4 million, an increase of $9.0 million from the comparable period of fiscal 2010. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses, of $25.8 million. The $9.0 million year over year increase was also positively impacted by a smaller increase in working capital in fiscal 2011 than fiscal 2010. We used $4.5 million to fund an increase in our working capital during the first nine months of fiscal 2011 compared to a $6.6 million working capital increase in the same period of fiscal 2010.

During the nine months ended February 28, 2010, cash provided by our operating activities was $12.4 million, an increase of $5.6 million from the comparable period of fiscal 2009. Positive operating cash flow was primarily attributable to net income, excluding depreciation and amortization and other non-cash expenses, of $19.0 million. We used $6.6 million to fund an increase in working capital, which resulted from an increase in our trade accounts receivable.

Cash Flows from Investing Activities

During the nine months ended February 28, 2011, cash used in investing activities was $24.6 million compared to $15.9 million from the comparable period of fiscal 2010. Cash purchases of property, plant and equipment were $6.1 million and were primarily related to equipment used by our technicians, as well as a land purchase and construction costs for of a new facility for a portion of our Services operations near Houston, Texas. Cash used in investing activities also included our acquisition of four asset protection businesses for cash payments aggregating $18.3 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $6.4 million for the nine months ended February 28, 2011 and related primarily to repayments of our capital lease obligations and long-term debt, offset by net borrowings under our revolving credit facility of $5.0 million.

Net cash provided by financing activities was $11.6 million for the nine months ended February 28, 2010. In October 2009, we completed the sale of 6,700,000 shares of common stock at a price of $12.50 per share, providing net proceeds to the Company of $74.0 million after deducting underwriters’ commissions and other expenses. The Company used approximately $66.6 million of the net proceeds to repay the outstanding principal balance of our then term loan ($25.0 million), the then outstanding balance of our revolving credit facility ($41.4 million) and accrued interest thereon ($0.1 million). Also during this nine-month period, the Company made capital lease payments of $4.6 million.

Effect of Exchange Rate on Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately $0.1 million for the nine months ended February 28, 2011.

Cash balance and credit facility borrowings

As of February 28, 2011, we had cash and cash equivalents totaling $6.6 million and approximately $50.0 million available to us under our revolving credit facility. Our outstanding borrowings under our revolving credit facility were $5.0 million as of February 28, 2011. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In July 2009, we entered into our current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. The funds initially borrowed under this agreement were used to repay the outstanding indebtedness from our former credit facility and to fund acquisitions.

In October 2009, we repaid the outstanding principal balance of the then term loan and the outstanding balance of the revolving credit facility using the proceeds from our IPO. Credit extended under the term loan may not be re-borrowed under the current credit agreement. Credit extended under the revolving credit facility may be re-borrowed at any time. Borrowings made under the revolving credit facility are payable in July 2012. In December 2009, we signed an amendment to our current credit agreement that, among other things, adjusted certain affirmative and negative covenants including delivery of financial statements, the minimum consolidated debt service coverage ratio, the procedures for obtaining lender approval in acquisitions and the removal of a minimum EBITDA requirement.

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it to be applicable. As of February 28, 2011, the interest rate for the borrowings under our revolving credit facility was 2.75%.

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

At February 28, 2011, we were in compliance with the terms of the credit agreement.

Liquidity and capital resources outlook

Future sources of cash

We expect our future sources of cash to include cash flow from operations, cash borrowed under our revolving credit facility and cash borrowed from leasing companies to purchase equipment and fleet service vehicles. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility when necessary, and seller notes. We may also obtain capital through the issuance of debt or equity securities, or a combination of both. As of March 31, 2011, outstanding borrowings under the credit facility were approximately $18.4 million.

Future uses of cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment, but generally only do so with a high degree of certainty about related customer orders and pricing. In addition, we have a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 4% to 5% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. In October 2010, we entered into an agreement for the construction of a new facility that will consolidate our facilities in the Houston, Texas metro area. This facility will serve as our Gulf Region headquarters and is expected to be completed by the end of the first quarter of fiscal 2012. The total construction costs are expected to be approximately $3.3 million.

Our anticipated acquisitions may also require capital. For example, we have completed five acquisitions in fiscal 2011 to date, including an acquisition completed in March 2011, with an initial cash outlay of approximately $25.8 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase to the extent we aggressively pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayment and various other obligations as they arise.

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

Off-balance sheet arrangements

During the nine months ended February 28, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $0.9 million of foreign currency translation gains in other comprehensive income for the first nine months of fiscal 2011. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility, currently 2.75%, is variable and adjusts periodically. We had $5.0 million of outstanding borrowings under our revolving credit facility at February 28, 2011. A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations for the three or nine month periods ended February 28, 2011.

From time to time, we enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in Other liabilities on the consolidated balance sheet. At February 28, 2011, we had no such contracts in effect.

We had cash and cash equivalents of $6.6 million at February 28, 2011. These amounts are held for working capital purposes and were invested primarily in short-term interest-bearing accounts. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Fair Value of Financial Instruments

We do not believe that we have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2011, our disclosure controls and procedures were operating effectively, at the reasonable assurance level, to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of fiscal 2011.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 11 to the financial statements included in this report for a description of our legal proceedings.

ITEM 1.A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K, filed with the SEC on August 17, 2010. The following updates and supplements the risk factors previously disclosed in the Annual Report.

Catastrophic events, such as natural disasters, industrial accidents, epidemics, war and acts of terrorism, could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, ranging from severe weather conditions to acts of war and terrorism. Any such events could cause a serious business disruption that reduces our customers’ ability to or interest in purchasing our asset protection solutions, and have in the past resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not operational or available. In April 2010, our largest customer, BP, suffered a catastrophic industrial accident in the Gulf of Mexico, and subsequent to the incident, announced plans to sell some of its refining facilities, including locations in Texas and California, which could adversely affect our business. A large portion of our customer base has operations in the Gulf of Mexico, which is subject to hurricanes in the first and second quarters of our fiscal year. Hurricane-related disruptions to our customers’ operations have adversely affected our revenues in the past. Such events in the future may result in substantial delays in the provision of solutions to our customers and the loss of valuable equipment. Any cancellations, delays or losses due to a catastrophic event may significantly reduce our revenues and harm our operating performance.

The March 11, 2011 tsunami and earthquakes in Japan, and resulting problems with the nuclear power plants in Japan’s Fukushima-1 nuclear plant has caused significant delays, and in some cases halted, the shipment from Japan of electronic parts and components used in certain of our equipment, and increased the prices of the parts and components that are available. In addition, the radioactive exposure resulting from problems at the Fukushima-1 nuclear plant has raised concerns regarding the future of the nuclear energy industry. While the United States and other countries do not appear to be reducing the use of nuclear power, or halting construction of new nuclear power generation facilities, the situation in Japan could impact nuclear power generation business in the United States. Accordingly, our business could be adversely impacted by delays or increased costs to obtain electronic parts and components or by any regulatory action to suspend to halt construction of nuclear power generating facilities in the United States.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None

(c) Repurchases of Our Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index on Page 38 of this report, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Francis T. Joyce
Francis T. Joyce
Chief Financial Officer
(Principal financial officer and duly authorized officer)

Date: April 14, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement (filed as exhibit 10.2 to the Registration Statement on Form S-1 (Amendment No. 6) filed on October 6, 2009 (Registration No. 333-151559) and incorporated herein by reference).

10.2
Second Amended and Restated Credit Agreement dated as of July 22, 2009 (filed as exhibit 10.3 to the Registration Statement on Form S-1 (Amendment No. 6) filed on October 6, 2009 (Registration No. 333-151559) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.