Form 10-K
period 2011-05-31
Mistras Group, Inc.
filed 2011-08-12
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of November 30, 2010, based upon the closing price of the common stock as reported by New York Stock Exchange on such date was approximately $171.0 million.

As of August 1, 2011, a total of 27,671,342 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended May 31, 2011. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

MISTRAS GROUP, INC.

ANNUAL REPORT ON FORM 10-K

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part I, Item 1A. “Risk Factors” and in this Item 1, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.  We undertake no obligation to (and expressly disclaim any such obligation to) revise or update any forward-looking statements made herein whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we may make on these or related topics in our reports on Form 8-K or Form 10-Q filed with the SEC.

The following discussions should be read in conjunction with the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.

Our business

We are a “one source” leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services, predictive maintenance (PDM) services, proprietary data analysis and enterprise inspection warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochem), fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology, food processing industries and research and engineering institutions. As of May 31, 2011, we had approximately 2,700 employees, approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 75 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets. The following chart represents the percentage of consolidated revenues we generated from our various markets for fiscal 2011.

Mistras revenues by end market

(fiscal 2011)

Our asset protection solutions continuously evolve over time as we combine the disciplines of NDT, PDM, MI services and data analysis and data warehousing software to provide value to our customers. The foundation of our business is NDT, which is the examination of assets without impacting current and future usefulness or impairing the integrity of these assets. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly attractive alternative to many traditional intrusive inspection techniques, which may require dismantling equipment or shutting down a plant, mill or site. Our MI services are a systematic engineering-based approach to developing best practices for ensuring the on-going integrity and safety of equipment and industrial facilities. MI services involve conducting an inventory of infrastructure assets, developing and implementing inspection and maintenance procedures, training personnel in executing these procedures and managing inspections, testing and assessments of customer assets. By assisting customers in implementing MI programs we enable them to identify gaps between existing and desired practices, find and track deficiencies and degradations to be corrected and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets. We believe our MI services improve plant safety and reliability and regulatory compliance, and in so doing reduce maintenance costs. Our solutions also incorporate comprehensive data analysis from our proprietary asset protection software to provide customers with detailed, integrated and cost-effective solutions that rate the risks of alternative maintenance approaches and recommend actions in accordance with consensus industry codes and standards and help to establish and support key performance indicators (KPI’s) to ensure continued safe and economic operations.

We differentiate ourselves by delivering these solutions under our “One Source” umbrella, utilizing a proven systematic method that creates a closed loop life cycle for addressing continuous asset protection and improvement. Under this business model, customers outsource their inspection to us on a “run and maintain” basis.  As a global asset protection leader, we provide a comprehensive range of solutions that includes:

•                  traditional outsourced NDT services conducted by our technicians, mechanical integrity assessments, above-ground storage tank inspection and American Petroleum Institute (API) visual inspections and predictive maintenance (PDM) program development;

•                 advanced asset protection solutions, in most cases involving proprietary acoustic emission (AE), digital radiography, infrared, wireless and/or automated ultrasonic sensors, which are operated by our highly trained technicians;

•                  a proprietary and customized portfolio of software products for testing and analyzing data captured in real-time by our technicians and sensors, including advanced features such as pattern recognition and neural networks;

•                  enterprise software and relational databases to store and analyze inspection data, comparing it to prior operations and testing of similar assets, industrial standards and specific risk conditions, such as use with highly flammable or corrosive materials, and developing asset integrity management plans based on risk-based inspection that specify an optimal schedule for the testing, maintenance and retirement of assets; and

•                  on-line monitoring systems that provide secure web-based remote or on-site asset inspection, real-time reports and analysis of plant or enterprise-wide structural integrity data, comparison of integrity data to our library of historical inspection data and analysis to better assess structural integrity and provide alerts for and prioritize future inspections and maintenance.

We offer our customers a customized package of services, products and systems, or our enterprise software and other niche high-value products on a stand-alone basis. For example, customers can purchase most of our sensors and accompanying software to integrate with their own systems, or they can purchase a complete turn-key solution, including installation, monitoring and assessment services. Importantly, however, we do not sell certain of our advanced and proprietary software and other products as stand-alone offerings; instead, we embed them in our comprehensive service offerings to protect our investment in intellectual property while providing an added value which generates a substantial source of recurring revenues.

We generated revenues of $338.6 million, $272.1 million and $209.1 million and adjusted EBITDA of $52.3 million, $39.5 million and $31.1 million for fiscal 2011, 2010 and 2009, respectively.  An explanation of adjusted EBITDA and a reconciliation of these amounts to net income are set forth in Item 6, Selected Financial Data.  For fiscal 2011, we generated approximately 84% of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 44%, 45% and 36% of our revenues during fiscal 2011, 2010 and 2009, respectively.

Asset protection industry overview

Asset protection is a large and rapidly growing industry that consists of NDT inspection, PDM and MI services and inspection data warehousing and analysis. NDT plays a crucial role in assuring the operational and structural integrity and reliability of critical infrastructure without compromising the usefulness of the tested materials or equipment. The evolution of NDT services, in combination with broader industry trends, including increased asset utilization and aging of infrastructure, the desire by companies to extend the useful life of their existing infrastructure, new construction projects, enhanced government regulation and the shortage of certified NDT professionals have made NDT an integral and increasingly outsourced part of many asset-intensive industries. Well-publicized industrial and public infrastructure failures and accidents such as the Deepwater Horizon oil spill in the Gulf of Mexico and the I-35W Mississippi River bridge collapse in Minnesota have raised the level of safety awareness of regulators, and owners and operators are recognizing the benefits that asset protection solutions can provide.

Historically, NDT solutions predominantly used qualitative testing methods aimed primarily at detecting defects in the tested materials. This methodology, which we categorize as “traditional NDT,” is typically labor intensive and, as a result, considerably dependent upon the availability and skill level of the certified technicians, engineers and scientists performing the inspection services. The traditional NDT market is highly fragmented, with a significant number of small vendors providing inspection services to divisions of companies or local governments situated in close proximity to the vendor’s field inspection engineers and scientists. Today, we believe that customers are increasingly looking for a single vendor capable of providing a wider spectrum of asset protection solutions for their global infrastructure that we call “one source”. This shift in underlying demand, which began in the early 1990s, has contributed to a transition from traditional NDT solutions to more advanced solutions that employ automated digital sensor technologies and accompanying enterprise software, allowing for the effective capture, storage, analysis and reporting of inspection and engineering results electronically and in digital formats. These advanced techniques, taken together with advances in wired and wireless communication and information technologies, have further enabled the development of remote monitoring systems, asset-management and predictive maintenance capabilities and other data analytics and management. We believe that as advanced asset protection solutions continue to gain acceptance among asset-intensive organizations, only those vendors offering broad, complete and integrated solutions, scalable operations and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, develop a significant barrier to entry for competitors, and so develop the capability to create significant recurring revenues.

We believe the following represent key dynamics driving the growth of the asset protection industry:

•                       Extending the Useful Life of Aging Infrastructure.  The prohibitive cost and challenge of building new infrastructure has resulted in the significant aging of existing infrastructure and caused companies to seek ways to extend the useful life of existing assets. For example, due to the significant cost associated with constructing new refineries, stringent environmental regulations which have increased the costs of managing them and difficulty in finding suitable locations on which to build them, no new refineries have been constructed in the United States since 1976. Another example is in the area of power transmission and distribution. The Smart Grid initiative in the United States is causing increased loading on aging transformers that are more than 30 years old in most cases. The need to test and monitor these units to ensure their reliability until replacement is instrumental in support of a reliable Smart Grid network. Because aging infrastructure requires relatively higher levels of maintenance and repair in comparison to new infrastructure, as well as more frequent, extensive and ongoing testing, companies and public authorities are increasing spending to ensure the operational and structural integrity of existing infrastructure.

•                       Outsourcing of Non-Core Activities and Technical Resource Constraints.  While many of our customers have historically performed NDT services in-house, the increasing sophistication and automation of NDT programs, together with a decreasing supply of skilled professionals and stricter governmental regulations, has led many companies and public authorities to outsource NDT to providers that have the necessary technical product portfolio, engineering expertise, technical workforce and proven track record of results-oriented performance to effectively meet their increasing requirements.

•                       Increasing Asset and Capacity Utilization.  Due to high energy prices, high repair and replacement costs and the limited construction of new infrastructure, existing infrastructure in some of our target markets is being used at higher capacities, causing increased stress and fatigue that accelerate deterioration. These higher prices and costs also motivate our customers to complete repairs, maintenance, replacements and upgrades more quickly. For example, increasing demand for refined petroleum products, combined with high plant utilization rates, is driving refineries to upgrade facilities to make them more efficient and expand capacity. In order to sustain high capacity utilization rates, customers are increasingly using asset protection solutions to efficiently ensure the integrity and safety of their assets. Implementation of asset protection solutions can also lead to increased productivity as a result of reduced maintenance-related downtime.

•                       Increasing Corrosion from Low-Quality Inputs.  High commodities prices and increasing energy demands have led to the use of lower grade raw materials and feedstock’s, such as low-grade coal or petroleum, used in refinery and power generation processes. These lower grade raw materials and feedstock’s, especially in the case of the refining process, can rapidly corrode the infrastructure they come into contact with, which in turn increases the need for asset protection solutions to identify such corrosion and enable infrastructure owners to proactively combat the problems caused by such corrosion.

•                       Increasing Use of Advanced Materials.  Customers in our target markets are increasingly utilizing advanced materials, such as composites, and other unique technologies in the manufacturing and construction of new infrastructure and aerospace applications. As a result, they require advanced testing, assessment and maintenance technologies to inspect and to protect these assets, since many of these advanced materials cannot be tested using traditional NDT techniques. We believe that demand for NDT solutions will increase as companies and public authorities continue to use these advanced materials, not only during the operating phase of the lifecycle of their assets, but also during the design, manufacturing and quality control phases and integrating and embedding sensors directly into the end product in support of total life cycle asset management.

•                       Meeting Safety Regulations.  Owners and operators of infrastructure assets increasingly face strict government regulations and safety requirements. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by OSHA and other regulators, higher insurance premiums and tarnished corporate brand value. There have been several industrial accidents, including explosions and fires, in recent years. These accidents created significant damage to the reputation of refineries and coupled with concern by owners, led OSHA to strengthen process safety enforcement standards with the implementation of the National Emphasis Program (NEP) that also extends to chemical plants for compliance with Process Safety Management Regulation 29 CFR 1919.119.  As a result, these owners and operators are seeking highly reliable asset protection suppliers with a proven track record of providing asset protection services, products and systems to assist them in meeting these increasingly stringent regulations.

•                       Expanding Addressable End-Markets.  Advances in NDT sensor technology and asset protection software systems, and the continued emergence of new technologies, are creating increased demand for asset protection solutions in applications where existing techniques were previously ineffective. Further, we expect increased demand in relatively new markets, such as the pharmaceutical and food processing industries, where infrastructure is only now aging to a point where significant maintenance is required.

•                       Expanding Addressable Geographies.  We believe that a substantial driver of incremental demand will come from international markets, including Asia, Europe and Latin America. Specifically, as companies and governments in these markets build and maintain infrastructure and applications that require the use of asset protection solutions, we believe demand for our solutions will increase.

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

The rapid increase in world energy prices from 2003 to 2010, combined with concerns about the environmental consequences of greenhouse gas emissions, has led to renewed interest in alternatives to fossil fuels—particularly, nuclear power and renewable resources. As a result, long-term prospects continue to improve for generation from both nuclear and renewable energy sources—supported by government incentives and by higher fossil fuel prices.

Electricity from coal-fired generation, especially in global emerging markets, is also expected to increase, making coal the second fastest-growing source for electricity generation. The outlook for coal could be altered substantially, however, by any future legislation that would reduce or limit the release of greenhouse gas emissions related to fossil fuels.  There is a progressive shift from traditional gas energy to unconventional gas energy sources.

Oil and gas

Liquids including oil and gas remain the world’s largest energy source given their importance in the transportation and industrial end-use sectors. World crude oil and liquid fuels consumption grew by an estimated 2.4 million barrels per day in 2010 to 86.7 million barrels per day, the second largest annual increase in at least 30 years. This growth more than offset the reductions in demand during the prior two years and surpassed the 2007 consumption level of 86.3 million barrels per day. The United States Energy Information Administration (EIA) expects that world liquid fuels consumption will grow by 1.5 million barrels per day in 2011 and by an additional 1.7 million barrels per day in 2012. Countries outside of the Organization for Economic Cooperation and Development (OECD) will make up almost all of the growth in consumption over the next 2 years, with the largest demand increases coming from China, Brazil, and the Middle East. The EIA expects that, among the OECD regions, North America will show growth in oil consumption over the next two years, offsetting declines in OECD Europe and Asia.

According to the EIA, in 2009 coal, oil and gas still supplied approximately 80% of the global primary energy demand. A recent report published by the National Petroleum Council (NPC) in the United States predicted a 50-60% growth in total global demand for energy by 2030. Because oil, gas, and coal will continue to be the primary energy sources during this time, the energy industry will have to continue increasing the supply of these fuels to meet this increasing demand. In addition, there were approximately 700 crude oil refineries in the world, with 148 refineries operating in the United States. High energy prices are driving consistently high utilization rates at these facilities. With aging infrastructure and growing capacity constraints, asset protection continues to grow as an indispensable tool in maintenance planning, quality control and prevention of catastrophic failure in refineries and petrochemical plants. Recent high oil and fossil fuel input prices have placed additional pressure on industry participants to increase capacity, focus on production efficiency and cost reductions and shorten shut-down time or “turnarounds.” Asset protection solutions are used for both off-stream inspections, or inspection when the tested infrastructure is shut-down, and increasingly, on-stream inspections, or inspection when the tested infrastructure is operating at normal levels. While we expect off-stream inspection of vessels and piping during a plant shut-down or turnaround to remain a routine practice by companies in these industries, we expect the areas of greatest future growth to occur as a result of on-stream inspections and monitoring of facilities, such as offshore platforms, transport systems and oil and gas transmission lines, because of the substantial opportunity costs of shutting them down. On-stream inspection enables companies to avoid the costs associated with shutdowns during testing while enabling the economic and safety advantages of advanced planning or predictive maintenance.

Traditional power generation and transmission

Asset protection in the power industry has traditionally been associated with the inspection of high-energy, critical steam piping, boilers, rotating equipment, balance of plant components, utility aerial man-lift devices, large transformer testing and various other applications for nuclear and fossil-fuel based power plants. We believe that in recent years the use of asset protection solutions have grown rapidly in this industry due to the aging of critical power generation and transmission infrastructure. For instance, the average age of a nuclear power plant in the United States is over 30 years. Furthermore, global demand for power generation and transmission has grown rapidly and is expected to continue, primarily as a result of the energy needs of emerging economies such as China and India. The areas of traditional power generation and transmission that we focus our efforts on are nuclear, fossil and wind.

Other process industries

The process industries, or industries in which raw materials are treated or prepared in a series of stages, include chemicals, pharmaceuticals, food processing, paper and pulp and metals and mining, all of which we have a focus on applying our products and services. As with oil and gas processing facilities, chemical processing facilities require significant spending on maintenance and monitoring. Given their aging infrastructure, growing capacity constraints and increasing capital costs, we believe asset protection solutions continue to grow in importance in maintenance planning, quality and cost control and prevention of catastrophic failure in the chemicals industry. Although the pharmaceuticals and food processing industries have historically not employed asset protection solutions as much as other industries, we are now seeing these industries increase the use of asset protection solutions throughout their manufacturing and other processes.

infrastructure, research and engineering

We believe that high profile infrastructure catastrophes, such as the collapse of the I-35W Mississippi River bridge in Minneapolis, have caused public authorities to more actively seek ways to prevent similar events from occurring. Public authorities tasked with the construction of new, and maintenance of existing, public infrastructure, including bridges and highways, increasingly use asset protection solutions to test and inspect these assets. Importantly, these authorities now employ asset protection solutions throughout the life of these assets, from their original design and construction, with the use of embedded sensing devices to enable on-line monitoring, through ongoing maintenance requirements. Nearly 25% of the approximately 600,000 public roads and bridges in the U.S. are classified as “deficient,” according to the U.S. Federal Highway Administration. An immediate “cost-beneficial” investment aimed at replacing or repairing deficient bridges may cost as much as $99 billion, according to the U.S. Department of Transportation.

This is a target market for our application technology and experience. Over the last ten years, we have provided testing and health monitoring on hundreds of bridges and structures worldwide, among which include some of the largest and well-known bridges in the United Kingdom, Pennsylvania and the greater New York metropolitan area. In July 2010, we were awarded a continuous on-line Structural Health Monitoring System contract by the California Department of Transportation to be installed on the San Francisco Oakland Bay Bridge. As a result of our continued efforts to offer cost-effective application technology to address the need for increased safety measures, we received a $6.9 million project awarded under the National Institute of Standards and Technology (NIST) Innovation Program that is intended to bring a transformational impact in the area of civil infrastructure structural health monitoring using affordable self-powered wireless sensors.

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

Aerospace and defense

The operational safety, reliability, structural integrity and maintenance of aircraft and associated products is critical to the aerospace and defense industries. Industry participants increasingly use asset protection solutions to perform inspections upon delivery, and also periodically employ asset protection solutions during the operational service of aircraft, using advanced ultrasonic immersion systems or digital radiography in order to precisely detect structural defects. Industry participants also use asset protection solutions for the inspection of advanced composites found in new classes of aircraft, x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures, corrosion detection and on-board monitoring of landing gear and other critical components. We expect increased demand for our solutions from the aerospace industry to result from wider use of these advanced composites and distributed on-line sensor networks and other embedded analytical applications built into the structure of assets to enable real-time performance monitoring and condition-based maintenance. We serve this rapidly growing target market by providing our state of the art fully integrated inspection systems to original equipment manufacture’s (OEM’s). For the OEM that prefers to outsource this inspection we provide a full range of in-house services through our four regional facilities that combined have eighteen immersion inspection tank systems and two gantry systems. These facilities have invested in the numerous accreditations and certifications required to meet the stringent inspection criteria that this industry demands.

Industrial

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

Our competitive strengths

We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:

•                  “One Source” Provider for Asset Protection Solutions Worldwide.  We believe we have the most comprehensive portfolio of proprietary and integrated asset protection solutions, including services, products and systems worldwide, which positions us to be the leading single source provider for a customer’s asset protection requirements. Through our network of 76 offices and independent representatives in 15 countries around the world, we offer an extensive portfolio of solutions that enables our customers to consolidate all their inspection and maintenance requirements and the associated data storage and analytics on a single system that spans the customers’ entire enterprise.

•                  Long-Standing Trusted Provider to a Diversified and Growing Customer Base.  By providing critical and reliable NDT services, products and systems for more than 30 years and expanding our asset protection solutions, we have become a trusted partner to a large and growing customer base across numerous infrastructure-intensive industries globally. Our customers include some of the largest and most well-recognized firms in the oil and gas, chemicals, fossil and nuclear power, and aerospace and defense industries as well as the largest public authorities.

•                  Repository of Customer-Specific Inspection Data.  Our enterprise software solutions enable us to capture and warehouse our customers’ testing and inspection data in a centralized database. As a result, we have accumulated large amounts of proprietary process data and information that allows us to provide our customers with value-added services, such as benchmarking, reliability centered maintenance solutions including predictive maintenance, inspection scheduling, data analytics and regulatory compliance.

•                  Proprietary Products, Software and Technology Packages.  We have developed systems that have become the cornerstone of several high value-added unique NDT applications, such as those used for the testing of pressure vessels (the MONPAC technology package) or above-ground storage tanks (the TANKPAC technology package).  These proprietary products allow us to efficiently and effectively provide highly valued solutions to our customers’ complex applications, resulting in a significant competitive advantage. In addition to the proprietary products and systems that we sell to customers on a stand-alone basis, we also develop a range of proprietary sensors, instruments, systems and software used exclusively by our Services segment.

•                  Deep Domain Knowledge and Extensive Industry Experience.  We are an industry leader in developing advanced asset protection solutions, including acoustic emission testing for non-intrusive on-line monitoring of storage tanks and pressure vessels, bridges and transformers, portable corrosion mapping, ultrasonic testing (UT) systems, on-line plant asset integrity management with sensor fusion, enterprise software solutions for plant-wide and fleet-wide inspection data archiving and management, advanced and thick composites inspection and ultrasonic phased array inspection of thick wall boilers.

•                  Collaborating with Our Customers.  Our asset protection solutions have historically been designed in response to our customers’ unique performance specifications and are supported by our proprietary technologies. Important technology packages, such as MONPAC and TANKPAC, and products, such as VPAC, were developed in close cooperation and partnership with key Mistras customers.  Our sales and engineering teams work closely with our customers’ research and design staff during the design phase in order to incorporate our products into specified infrastructure projects, as well as with facilities maintenance personnel to ensure that we are able to provide the asset protection solutions necessary to meet these customers’ changing demands.

•                  Experienced Management Team.  Our management team has a track record of leadership in NDT, averaging over 20 years experience in the industry. These individuals also have extensive experience in growing businesses organically and in acquiring and integrating companies, which we believe is important to facilitate future growth in the fragmented asset protection industry. In addition, our senior managers are supported by highly experienced project managers who are responsible for delivering our solutions to customers.

Our growth strategy

Our growth strategy emphasizes the following key elements:

•                  Continue to Develop Technology-Enabled Asset Protection Services, Products, Software and Systems.  We intend to maintain and enhance our technological leadership by continuing to invest in the internal development of new services, products, software and systems. Our highly trained team of Ph.D.’s, engineers, application software developers and certified technicians has been instrumental in developing numerous significant asset protection standards.  We believe their knowledge base will continue to enable us to innovate a wide range of new asset protection solutions more rapidly than our competition from the sensor to the board room.

•                       Increase Revenues from Our Existing Customers.  Many of our customers are multinational corporations with asset protection requirements from multiple divisions at multiple locations across the globe. Currently, we believe we capture a relatively small portion of their overall expenditures on these solutions. We believe our superior services, products and systems, combined with the trend of outsourcing asset protection solutions to a small number of trusted service providers, positions us to significantly expand both the number of divisions and locations that we serve as well as the types of solutions we provide. We strive to be the preferred global partner for our customers and aim to become the single source provider for their asset protection solution requirements.

•                       Add New Customers in Existing Target Markets.  Our current customer base represents a small fraction of the total number of companies in our target markets with asset protection requirements. Our scale, scope of products and services and expertise in creating technology-enabled solutions have allowed us to build a reputation for high-quality and has increased customer awareness about us and our asset protection solutions. We intend to leverage our reputation and solutions offerings to win new customers within our existing target markets, especially as asset protection solutions are adopted internationally. We intend to continue to leverage our competitive strengths to win new business as customers in our existing target markets continue to seek a single source and trusted provider of advanced asset protection solutions.

•                       Expand Our Customer Base into New End Markets.  We believe we have significant opportunities to rapidly expand our customer base in relatively new end markets, including the maritime shipping, wind turbine and other alternative energy and natural gas transportation industries and the market for public infrastructure, such as highways and bridges. The expansion of our addressable markets is being driven by the increased recognition and adoption of asset protection services, products and systems, and new NDT technologies enabling further applications in industries such as healthcare and compressed and liquefied natural gas transportation, and the aging of infrastructure, such as construction and loading cranes and ports, to the point where visual inspection has proven inadequate and new asset protection solutions are required. We expect to continue to expand our global sales organization, grow our inspection data management and data mining services and find new high-value applications, such as embedding our sensor technology in assembly lines for electronics and distributed sensor networks for aerospace applications. As companies in these emerging end markets realize the benefits of our asset protection solutions, we expect to expand our leadership position by addressing customer needs and winning new business.

•                  Continue to Capitalize on Acquisitions.  We intend to continue employing a disciplined acquisition strategy to broaden, complement and enhance our product and service offerings, add new customers and certified personnel, expand our sales channels, supplement our internal development efforts and accelerate our expected growth. We believe the market for asset protection solutions is highly fragmented with a large number of potential acquisition opportunities. We have a proven ability to integrate complementary businesses, as demonstrated by the success of our past acquisitions, which have often contributed entirely new products and services that have added significantly to our revenues and profitability. In addition, we have begun to offer and sell our advanced asset protection solutions to customers of companies we acquired that had previously relied on traditional NDT solutions. Importantly, we believe we have improved the operational performance and profitability of our acquired businesses by successfully integrating and selling a comprehensive suite of solutions to the customers of these acquired businesses.

Our segments

The Company has three financial segments:

•                  Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  Products and Systems. This segment designs, manufactures, sells, installs and services our asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

•                  International. This segment offers services, products and systems similar to those of our Services and Products and Systems segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by our Products and Systems segment.

For discussion of segment revenues, operating results and other financial information, including geographic areas in which we recorded revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 19, Segment Disclosure, to the Consolidated Financial Statements.

Our solutions

We provide comprehensive asset protection solutions to a diverse customer base. We combine the strengths of our proprietary products, industry expertise, a suite of software solutions and our highly skilled and experienced technicians and engineers to deliver a broad set of inspection, engineering and information technology services that address the complex business challenges faced by our customers. Depending on the requirements of our customers, we can provide them our software and other products on a stand-alone basis or as a complete end-to-end solution consisting of sensor products, services and software. Importantly, as part of our solutions, we are increasingly providing on-line asset monitoring and management software enabling our customers to have real-time access to assess the structural health of their infrastructure.

Our services

Our Services segment provides a range of testing and inspection services to a diversified customer base across energy-related, industrial and public infrastructure industries. We either deploy our services directly at the customer’s location or through our own extensive network of field testing facilities. Our global footprint allows us to provide asset protection solutions through local offices in close proximity to our customers, permitting us to keep response time and per diem costs to a minimum, while maximizing our ability to develop meaningful, collaborative customer relationships. Examples of our comprehensive portfolio of services include: testing components of new construction as they are built or assembled, providing corrosion monitoring data to help customers determine whether to repair or retire infrastructure, providing material analysis to ensure the integrity of infrastructure components and supplying non-invasive on-stream techniques that enable our customers to pinpoint potential problem areas prior to failure. In addition, we also provide services to assist in the planning and scheduling of resources for repairs and maintenance activities. Our experienced inspection professionals perform these services, which are supported by our advanced proprietary software and hardware products.

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

Advanced NDT services

In addition to traditional NDT services, we provide a broad range of proprietary advanced NDT services that we offer on a stand-alone basis or in combination with software solutions such as our proprietary enterprise data warehousing and plant condition monitoring software and systems (PCMS). We also provide on-line monitoring capabilities and other solutions that enable the delivery of accurate and real-time information to our customers.  Our advanced NDT services require more complex equipment and more skilled inspection professionals to operate this equipment and interpret test results.  Some of the technologies and techniques we use include:

• Automated ultrasonic testing	• Wireless on-line data acquisition
• Guided Ultrasonic Long waves testing	• On-line plant asset integrity monitoring
• Infrared thermography and inspection	• Risk-based inspection (RBI)
• Phased array ultrasonic testing	• Computed and Digital radiography
• Acoustic emission testing	• Sensor fusion (multi-sensor data integration)
• Automated Ultrasonic Phased Array Inspection	• Ground Penetrating Radar
• Predictive Maintenance (PDM)	• Line Scanning Thermography (LST)
• Reliability centered maintenance services (RCM)	• Professional Rope Access teams
• Fitness for Service (FFS) engineering services

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

As a result of the information captured by PCMS and our risk-based inspection software module we are able to provide a professional service known as “Mechanical Integrity Gap Analysis” for process facilities. Our Mechanical Integrity Gap Analysis service offers insight into the level of plant readiness, how best to manage and monitor the integrity of process facility assets, and how to extend the useful lives of such assets. Our Mechanical Integrity Gap Analysis service also assists customers in benchmarking and managing their infrastructure through key performance indicators and metrics.

Our products and systems

Our software

Our software solutions are designed to meet the demands of our customers’ data analysis and asset integrity management requirements. Some of our key software solutions include:

PCMS enterprise software: asset protection and reliability

Our PCMS application is an enterprise software system that allows for the warehousing and analysis of data as captured by our testing and inspection products and services and convert it to valuable information for our plant personnel and by management using our enterprise information dashboards. PCMS allows our customers to design and develop asset integrity management plans that include:

•                  optimal systematic testing schedules for their infrastructure based on real-time data captured by our sensors;

•                  alerts that notify customers when to perform special testing services on suspect areas, enabling them to identify and resolve flaws on a timely basis by using our PCMS risk-based inspection (RBI) software module; and

•                  schedules for the maintenance and retirement of assets.

PCMS also offers advantages by allowing the information it develops and stores to be organized, linked and synchronized with enterprise software systems such as SAP. We believe PCMS is one of the more widely used process condition management software systems in the world. We estimate that approximately 40% of U.S. refineries, by capacity, currently use PCMS. This provides us not only with recurring software license fees, but also marketing opportunities for additional software, asset integrity management and other asset protection solutions. With the addition of the RBI module, we expect the use of PCMS to expand in the future. In addition, our risk-based inspection application enables PCMS users to test and analyze their assets operating conditions and other factors, such as operating temperature range and contact with highly flammable or corrosive products. This allows customers to classify or rank each asset according to the probability and consequences of its structural failure and schedule the appropriate frequency and types of testing for that asset. We believe our RBI program allows our customers to appropriately plan testing of their infrastructure, but based on inspection data and in a more cost-effective manner while reducing their overall risk profile, which typically allows them to reduce their insurance premiums.

Application-based software

We provide a comprehensive portfolio of worldwide AcousticEmission/Ultrasonic application-specific software products that cover a broad range of materials testing and analysis methods, for neural networks, pattern recognition, wavelet analysis and moment tensor analysis.

Some of the key software solutions we offer include:

•                  Advanced Data Analysis Pattern Recognition and Neural Networks Software (NOESIS), which enables our AE experts to develop automated remote monitoring systems for our customers.

•                  AE Software Platform (AEwin and AEwinPost), which are Windows-based real time applications software for detection, processing and analysis which locates the general location of flaws on or in our customers’ structures.

•                  Loose Parts Monitoring Software (LPMS), which is a software program for monitoring, detecting and evaluating metallic loose parts in nuclear reactor coolant systems in accordance with strict industry standards.

•                  Automated UT and Imaging Analysis Software (UTwin and UTIA), which is a software platform for analyzing ultrasonic inspection data and visualizing and identifying the location and size of potential flaws.

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

Technology Package	Type	Description

TANKPAC	AE On-line Tank Floor Inspection	Tests to monitor for emissions resulting from active corrosion of the tested infrastructure

MONPAC	AE Pressure Vessel Testing	An AE “expert system” that evaluates the condition of metal pressure systems and tanks

VPAC	Loss Control for Valves in Process Plants	Estimates valve leakage based on measurements made using our inspection products

POWERPAC	AE On-line Power Transformer Monitoring	Through on-line monitoring, detects and locates partial discharge in critical power grid transformers by utilizing AE

Wire Break	On-line monitoring of wire breaks in Bridge suspension cables	On-Line detection and location of wire breaks on suspension cable bridges

LeakTEC	AE Leak detection	On-Line monitoring and detection of gas and liquid leaks in pipes and vessels

ACTMS	Acoustic Combustion Turbine Monitoring System	On-Line stator blade crack detection in gas turbines

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

In addition, we provide leak monitoring and detection systems used in diverse applications, including the detection and location of both gaseous and liquid leaks in valves, vessels, pipelines and tanks. AE leak monitoring and detection, when applied in a systematic preventive maintenance program, has proven to substantially reduce costs by eliminating the need for visual valve inspection and unscheduled down-time. In addition, EPA requirements regarding fugitive emissions such as the new 40 CFR Part 98 Subpart W regulation for gas monitoring, helps drive the market for this leak detection equipment.

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

Customers

During fiscal 2011, we provided our asset protection solutions to approximately 5,600 different customers. The following table lists some of our larger customers by revenues for fiscal 2011, in each of our target markets.

Oil & Gas, including Petrochemicals	Power Generation & Transmission	Process Industries
(61%)	(9%)	(9%)
BP	BE&K	Air Products
Chevron	Bechtel	Bayer
Conoco Phillips	Duke Energy	Daiken
ExxonMobil	Entergy	Dow, Rohm, & Haas
LyondellBasel	Exelon	Dupont
Marathon Oil	PP&L	Equistar
Shell	PSE&G	Honeywell
Suncor	SGT, LLC	INEOS
Tesoro	Southern California Edison	LyondellBasel
Valero	Westinghouse	Newmont Gold Corporation

Industrial	Aerospace & Defense	Public Infrastructure, Research and Engineering
(7%)	(5%)	(5%)
Alcan	Aerojet	ADA
Golden Gate International	AMSEC	Amey Group
Honeywell	California Amforge	A-one+ Area 9
Jacobs Field Service North America, Inc.	Carlton Forge Works	Caltrans Department of Transportation
Kaiser	Chen-Tech Industries	Emergency One Inc.
Kent	China Shipbuilding and Offshore International	Humber Bridge Board
Titanium Fabrication Corporation	Electric Boat	IS
Verwater	Hitco	NTT GP-ECocommunication,Inc
Wollostan Alloys	Indian Navy	SCI Engineered Materials
Wooster Tool & Supply	Schlosser Forge Company	Watson Cogen Company

The percentage in each column heading represents the approximate percentage that each target market comprises of our total revenues. The companies listed under each target market comprise, in total, the following percentages of the fiscal 2011 revenues for that target market:

Oil & Gas: 68%

Power Generation & Transmission: 54%

Process Industries: 76%

Industrial: 25%

Aerospace & Defense: 38%

Public Infrastructure, Research and Engineering: 35%

We have one customer, BP plc. (BP), which accounted for approximately 18%, 18%, and 17% of our total revenues for fiscal year 2011, 2010 and 2009, respectively.  Our relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  We conduct business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

Geographic Areas

We conduct our business in 15 different countries, but our revenues and income are primarily derived from our U.S. operations and substantially all of our long-lived assets are located in the United States. No individual foreign country or region accounted for a material portion of the Company’s revenues or had a material amount of the Company’s long-lived assets. Note 19 to our consolidated financial statements in our annual report on Form 10-K for the year ended May 31, 2011 sets forth our revenues, long-lived assets and other financial information regarding our international operations.

Seasonality

Our business is seasonal. This seasonality relates primarily to our Services segment. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the second and fourth fiscal quarters, our cash flows are lower in those quarters than in our first and third quarters, as collections of receivables lag behind revenues.  For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. Our quarterly Services segment revenues for the fiscal 2011, as a percentage of total Services revenues for fiscal 2011, were 19% (first quarter), 27% (second quarter), 24% (third quarter), and 30% (fourth quarter). We expect that the impact of seasonality on our first and third fiscal quarter revenues and profitability and second and fourth fiscal quarter cash flows will continue.

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors are divisions of large companies, and many of our other competitors are small companies, limited to a specific product or technology and focused on a niche market or geographic region. We believe that none of our competitors currently provides the full range of asset protection and NDT products, enterprise software and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include the Acuren division of Rockwood Service Corporation, SGS Group, the TCM division of Team, Inc. and APPLUS RTD, which is majority-owned by The Carlyle Group. Our competition with respect to our PCMS software includes UltraPIPE, a division of Siemens, Lloyd’s Register Capstone, Inc. and Meridium Systems. Our competition with respect to our ultrasonic products are GE Inspection Technologies and Olympus NDT. In the traditional NDT market, we believe the principal competitive factors are project management, availability of qualified personnel, execution, price, reputation and quality. In the advanced NDT market, reputation, quality and size are more significant competitive factors than price. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market.  These barriers include: (1) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (2) complex regulations and safety codes that require significant industry experience, (3) license requirements and evolved quality and safety programs, (4) costly and time-consuming certification processes, (5) capital requirements and (6) emphasis by large customers on size and critical mass, length of relationship and past service record.

Centers of excellence

Another differentiator in our business model is the formation of our Centers of Excellence (COEs), which we consider to be incubators of inspection technology.  The COEs are focused around target applications in our key market segments. They are supported by subject matter experts that will engage in strategic sales opportunities offering customers value-added solutions using advanced technologies and methods providing oversight, management and consultation.  The COEs have a blueprint for their areas that can be replicated throughout the world by delivering procedures, equipment, reports, certifications, etc. insuring a standardized approach to implementation yielding higher margin business.

Sales and marketing

We sell our asset protection solutions through our experienced and highly trained direct sales and marketing teams within all of our  offices worldwide. In addition, our project and laboratory managers as well as our management are trained on our solutions and often are the source of sales leads and customer contacts. Our direct sales and marketing teams work closely with our customers’ research and design personnel, reliability engineers and facilities maintenance engineers to demonstrate the benefits and capabilities of our asset protection solutions, refine our asset protection solutions based on changing market and customer needs and identify potential sales opportunities. We divide our sales and marketing efforts into services sales, software and products sales and marketing.

Manufacturing

Our hardware products are manufactured in an advanced fully automated production and assembly line in our Princeton Junction, New Jersey facility. Our Princeton Junction facility includes the capabilities and personnel to fully produce all of our AE products, NDT Automation Ultrasonic equipment and Vibra-Metrics vibration sensing products and systems.

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

As of May 31, 2011, we held 8 patents, all in the United States, which will expire at various times between fiscal 2012 and 2023, and license certain other patents.  However, we currently do not principally rely on these patents or licenses to provide our proprietary asset protection solutions.  Our trademarks and service marks provide us and our products and services with a certain amount of brand recognition in our markets.  However, we do not consider any single patent, trademark or service mark material to our financial condition or results of operations.

As of May 31, 2011, the primary trademarks and service marks that we held in the United States included Mistras® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include PCMS®, Physical Acoustics Corporation (PAC), Ropeworks®, NOESIS, Pocket AE®, AEwin®, AEwinPost, UTwin®, UTIA, LST, Vibra-Metrics®, Field CAL®, MONPAC, PERFPAC, TANKPAC, VPAC, POWERPAC, Sensor Highway, Quality Services Laboratories Inc. (QSL) and NDT Automation.

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

Research and development

Our research and development is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including France, Greece, Japan, Russia and the United Kingdom, who have other primary responsibilities.  Our total professional staff includes approximately 30 employees who hold Ph.D.’s, and over 100 engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing.

We work with many of our customers on developing new products or applications for our technology. Research and development expenses are reflected on our consolidated statements of operations as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.2 million, $2.4 million and $1.9 million for fiscal 2011, 2010 and 2009, respectively. While we have historically funded most of our research and development expenditures, we also receive customer-sponsored research and development funding.  For example, in February 2009 the National Institute of Standards and Technology (NIST) awarded us and our university partners a $6.9 million research award under their new Technology Innovation Program (TIP) for the development and research of advanced technologies to enable monitoring and inspection of the structural health of bridges, roadways and water systems.

We have a number of other paid research contracts throughout the world, including Greece, Brazil, France, the United Kingdom, Japan and the Netherlands, for various industries and applications, including testing of new composites, detecting crack propagation, mapping discontinuities and carbon defect characterization, development of new sensor, actuator, signal processing, wireless and communications technologies, as well as the development of permanently embedded inspection systems using acoustic emission and acousto-ultrasonics to provide continuous on-line in-service full coverage monitoring of critical structural components.  Most of the projects are in our target markets; however, a few of the projects could lead to other future market opportunities.

Employees

Providing our asset protection solutions requires a highly skilled and technically proficient employee base. As of May 31, 2011, we had approximately 2,700 employees worldwide and approximately 86% of our employees were based within the United States, of which approximately 85% were hourly.  Less than 10% of our employees in the United States are unionized. We believe that we have good relations with our employees.

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

Our website and available information

Our website address is www.mistrasgroup.com.  We file reports with the SEC, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Proxy Statements.  All of the materials we file with or furnish to the SEC are available on our website at http://investors.mistrasgroup.com/sec.cfm, as soon as reasonably practicable after having been electronically submitted to the SEC.  Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing with the SEC.  All of our SEC filings are also available at the SEC’s website at www.sec.gov.  In addition, materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Rom by calling the SEC at 1-800-SEC-0330.

ITEM 1A.               RISK FACTORS

This section describes the major risks to us, our business and our common stock.  You should carefully read and consider the risks described below, together with the other information contained in this Annual Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment.  You should understand that it is not possible to predict or identify all risk factors that could impact us.  Accordingly, you should not consider the following to be a complete discussion of all risks and uncertainties.

Risks related to our business

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers. For instance, various divisions or business units of our largest customer, BP, were responsible for approximately 18%, 18% and 17% of our revenues for fiscal 2011, 2010 and 2009, respectively. Taken as a group, our top ten customers were responsible for approximately 44%, 45% and 36% of our revenues for fiscal 2011, 2010 and 2009, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 80% of our revenues for the last three fiscal years. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

An accident or incident involving our asset protection solutions could expose us to claims, harm our reputation and adversely affect our ability to compete for business and, as a result, harm our operating performance.

We could be exposed to liabilities arising out of the solutions we provide. For instance, we furnish the results of our testing and inspections for use by our customers in their assessment of their assets, facilities, plants and other structures. If such results were to be incorrect or incomplete, whether as a result of poorly designed inspections, malfunctioning testing equipment or our employees’ failure to adequately test or properly record data, we could be subject to claims.  Further, if an accident or incident involving a structure we are testing or have tested occurs and causes personal injuries to our personnel or third parties, or property damage, such as the collapse of a bridge or an explosion in a plant or facility, and particularly if these injuries or damages could have been prevented by our customers had we provided them with correct or complete results, we may face significant claims by injured persons or related parties and claims relating to any property damage or loss. Even if our results are correct and complete, we may face claims for such injuries or damage simply because we tested the structure or facility in question. While we do have insurance, our insurance coverage may not be adequate to cover the damages from any such claims, forcing us to bear these uninsured damages directly, which could harm our operating results and may result in additional expenses and possible loss of revenues. An accident or incident for which we are found partially or fully responsible, even if fully insured, may also result in negative publicity, which would harm our reputation among our customers and the public, cause us to lose existing and future contracts or make it more difficult for us to compete effectively, thereby significantly harming our operating performance. Such an accident or incident might also make it more expensive or impossible for us to insure against similar events in the future. Even unsuccessful claims relating to accidents could result in substantial costs, including litigation expenses, negative publicity and diversion of our management resources.

Many of our customers, particularly in the oil and gas and chemical industries, require their inspectors and other contractors working at their facilities to have good safety records.  Safety records are impacted by the number and amount of workplace incidents involving a contractor’s employees.  If our safety record is not within the levels required by our customers, or compares unfavorably to our competitors, we could lose business, be prevented from working at certain facilities or suffer other adverse consequences, all of which could negatively impact our business, revenues, reputation and profitability.

If we are unable to attract and retain a sufficient number of trained engineers, scientists and certified technicians at competitive wages, our operational performance may be harmed and our costs may increase.

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained engineers, scientists and certified technicians at competitive wages. The demand for such employees is currently high, and we project that it will continue in the future. Accordingly, we have experienced increases in our labor costs, particularly in our Services segment, but also, to a lesser extent, in our International segment. Many of the companies with which we compete for experienced personnel have comparatively greater name recognition and resources.  The markets for our products and services also require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the American Petroleum Institute. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

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

We face strong competition from NDT and a variety of niche asset protection providers, both larger and smaller than we are. Many of our competitors have greater financial resources than we do and could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some of our competitors are business units of companies substantially larger than us and have the ability to combine asset protection solutions into an integrated offering to customers who already purchase other types of products or services from them. Our competitors may offer asset protection solutions at prices below or without cost in order to improve their competitive positions. Smaller niche competitors with small customer bases may be very aggressive in their pricing in order to retain customers. These competitive factors could make it more difficult for us to attract and retain customers, or can cause us to lower our prices and accept lower margins in order to compete,  the impact of any of which can reduce our market share, revenues and profits.

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 61%, 63% and 58% of our revenues for fiscal 2011, 2010 and 2009, respectively. While we make efforts to expand our customer base into industries other than the oil and gas industry, we may not be successful in doing so. Our services are vital to the operators of plants and refineries, however economic slow downs in the oil and gas industry can result in cut backs in contracts for our services. If the oil and gas industry were to suffer a prolonged or significant downturn, our revenues, profits and cash flows may be reduced. While we continue to seek to expand our market presence in the power generation and transmission, and chemical processing industries, among others, these markets too are cyclical in nature and as such, are subject to economic downturns.

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

Some of the risks associated with our acquisition strategy include:

•                  unexpected loss of key personnel and customers of the acquired company;

•                  making the acquired company’s financial and accounting standards consistent with our standards;

•                  assumption of liability for risks and exposures (including environmental-related costs), some of which we may not discover during our due diligence; and

•                  potential disruption of our ongoing business and distraction of management.

Our ability to undertake acquisitions is limited by covenants in our current credit agreement and our financial resources, including available cash and borrowing capacity. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of substantial additional indebtedness and other expenses, impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, any of which could harm our financial condition and results of operations. Although management intends to: (i) evaluate the risks inherent in any particular transaction, (ii) assume only risks it believes to be acceptable, and (iii) develop plans to mitigate such risks, there are no assurances that we will properly ascertain or accurately assess the extent of all such risks. Difficulties encountered with acquisitions may harm our business, financial condition and results of operations.

Catastrophic events, such as natural disasters, industrial accidents, epidemics, war and acts of terrorism, could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, ranging from severe weather conditions to acts of war and terrorism. Any such events could cause a serious business disruption that reduces our customers’ ability to or interest in purchasing our asset protection solutions, and have in the past resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not operational or available. For example, in April 2010, our largest customer, BP, suffered a catastrophic industrial accident in the Gulf of Mexico. Due to the scope of the accident, the possibility existed that BP would exit some of its refining operations or suffer liquidity problems, either of which could adversely affect our business. A large portion of our customer base has operations in the Gulf of Mexico, which is subject to hurricanes in the first and second quarters of our fiscal year. Hurricane-related disruptions to our customers operations have adversely affected our revenues in the past. Such events in the future may result in substantial delays in the provision of solutions to our customers and the loss of valuable equipment. Any cancellations, delays or losses due to a catastrophic event may significantly reduce our revenues and harm our operating performance.

The tsunami and earthquakes in Japan earlier this year, and resulting problems with the nuclear power plants in Japan’s Fukushima-1 nuclear plant has caused significant delays and other problems obtaining electronic parts and components from Japan. In addition, the radioactive exposure resulting from problems at the Fukushima-1 nuclear plant has raised concerns regarding the future of the nuclear energy industry. While the United States and other countries do not appear to be reducing the use of nuclear power, or halting construction of new nuclear power generation facilities, the situation in Japan could impact nuclear power generation business in the United States. Accordingly, our business could be adversely impacted by delays or increased costs to obtain electronic parts and components or by any regulatory action to suspend to halt construction of nuclear power generating facilities in the United States.

We face risks related to the current economic conditions.

The global economy continues to be fragile. Global financial markets continue to experience disruptions, including tight liquidity and credit availability, weak consumer confidence, modest economic growth, persistently high unemployment rates, volatility in interest and currency exchange rates and continued uncertainty about economic stability. There may be further deterioration and volatility in the global economy, the global financial markets and consumer confidence. We are unable to predict the likely duration and severity of the current global economic uncertainties or disruptions in the financial markets. The downturn has already resulted in certain of our customers canceling and delaying orders for our solutions, as well as some customers delaying payment for items billed. Although less frequent, we continue to experience pricing pressure on new contracts and renewals of existing contracts. We have also experienced a decline in our customers’ capital spending.  In addition, current economic conditions have resulted in the reduced creditworthiness, inability to obtain sufficient financing, and bankruptcies of certain customers, increasing our potential exposure to bad debt.  Further, with the recent uncertainty in the European financial markets, European governments have begun to consider significant austerity measures, which could lead to cancellations or delays of orders and thus, may reduce revenues and profitability.

If economic conditions deteriorate further, our business, financial condition and results of operations could be adversely affected. Although we believe we have adequate liquidity and capital resources to fund our operations as planned, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may harm our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our financial performance.

We expect to continue expanding and our success depends on how effectively we manage our growth.

We expect to experience significant growth in the number of our employees and the scope of our operations. To effectively manage our anticipated future growth, we must continue to implement and improve our managerial, operational, financial and reporting systems, expand our facilities and continue to recruit and train additional qualified personnel. We expect that all of these measures will require significant expenditures and will demand the attention of management. Failure to manage our growth effectively could lead us to over or under-invest in technology and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, loss of business opportunities, the loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our profit margins may suffer, our revenues could decline or may grow more slowly than expected and we may be unable to implement our business strategy.

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

Our software is complex and, accordingly, may contain undetected errors or failures. Software defects or inaccurate data may cause incorrect recording, reporting or display of information related to our asset protection solutions. Any such failures, defects and inaccurate data may prevent us from successfully providing our asset protection solutions, which would result in lost revenues. Software defects or inaccurate data may lead to customer dissatisfaction and our customers may seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation may be harmed and our financial condition and results of operations could be materially adversely affected.

We currently serve a commercial, industrial and governmental customer base that uses a wide variety of constantly changing hardware, software solutions and operating systems. Our asset protection solutions need to interface with these non-standard systems in order to gather and assess data. Our business depends on the following factors, among others:

•                  our ability to integrate our technology with new and existing hardware and software systems;

•                  our ability to anticipate and support new standards, especially Internet-based standards; and

•                  our ability to integrate additional software modules under development with our existing technology and operational processes.

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

Our business is seasonal. This seasonality relates primarily to our Services segment. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. As a result of these trends, we generally have reduced cash flows in our second and fourth fiscal quarters, which may require us to borrow under our credit agreement or to discontinue or curtail some of our operations. In addition, most of our operating expenses, such as employee compensation and property rental expense, are relatively fixed over the short term.  Moreover, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. We expect that the impact of seasonality on our first and third fiscal quarter revenues and profitability and second and fourth fiscal quarter cash flows will continue.

Growth in revenues from our Services segment or traditional NDT services relative to revenues from our Products and Systems and International segments, may reduce our overall gross profit margin.

Our gross profit margin on revenues from our Services segment, particularly traditional NDT services, has historically been lower than our gross profit margin on revenues from our other segments because our services have higher labor-related costs. For instance, the gross profit margin in our Services segment for fiscal 2011 was approximately 28%, while our gross profit margin in our Products and Systems segment and in our International segment was approximately 51% and 35%, respectively. Our overall gross profit margin was approximately 31% during the same period. We expect to continue our efforts to increase the number of “evergreen” or “run and maintain” contracts at oil refineries. Often times, the services we provide at the beginning of these contracts are traditional NDT services. Until such time as we can understand the needs of each new “evergreen” plant and we can then make recommendations to provide our advanced NDT services, and thus improve our sales product mix, our margins may continue to decline. As a result, we expect our overall gross profit margin will be lower in periods when revenues from our services, and particularly from traditional NDT services, has increased as a percentage of total revenues and will be higher in periods when revenues from our advanced NDT services and our International or Products and Systems segments has increased as a percentage of total revenues. The Service segment revenue was approximately 84%, 84% and 80% of total revenues for fiscal years 2011, 2010 and 2009, respectively. We expect this trend to continue and to the extent is does, our margins may decrease or remain flat. Fluctuations in our gross profit margin may affect our level of profitability in any period, which may negatively affect the price of our common stock.

Our business, and the industries we currently serve, are currently subject to governmental regulation, and may become subject to modified or new government regulation that may negatively impact our ability to market our asset protection solutions.

We incur substantial costs in complying with various government regulations and licensing requirements. For example, the transportation and overnight storage of radioactive materials used in providing certain of our asset protection solutions is subject to regulation under federal and state laws and licensing requirements. Our Services segment is currently licensed to handle radioactive materials by the U.S. Nuclear Regulatory Commission (NRC) and over 20 state regulatory agencies. If we allegedly fail to comply with these regulations, we may be investigated and incur significant legal expenses associated with such investigations, and if we are found to have violated these regulations, we may be fined or lose one or more of our licenses to perform further projects. While we are investigated, we may be required to suspend work on the projects associated with our alleged noncompliance, resulting in loss of profits or customers, and damage to our reputation. Many of our customers have strict requirements concerning safety or loss time occurrences and if we are unable to meet these requirements it could result in lost revenues.  An alleged violation of these types of regulations could also negatively impact our business. In the future, federal, state, provincial or local governmental agencies may seek to change current regulations or impose additional regulations on our business. Any modified or new government regulation applicable to our current or future asset protection solutions may negatively impact the marketing and provision of those solutions and increase our costs and the price of our solutions.

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

We rely on certification of our NDT solutions by industry standards-setting bodies. We currently have International Organization for Standardization (ISO) 9001:2008 certifications for each of Mistras Services, Physical Acoustics Corporation (PAC), Physical Acoustics Limited, and Envirocoustics S.A. and we have ISO 14001:2004 certification for Mistras Services and Physical Acoustics South America. Physical Acoustics South America also has an OHSAS 18001:2007 certification. In addition, we currently have Nadcap (formerly National Aerospace and Defense Contractors Accreditation Program) certification for certain of our locations in California, Connecticut, Massachusetts, Ohio and Washington. We continually review our NDT solutions for compliance with the requirements of industry specification standards and the Nadcap special processes quality requirements. However, if we fail to maintain our ISO or Nadcap certifications, our business may be harmed because our customers generally require that we have ISO and Nadcap certification before they purchase our NDT solutions.

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

Third-party patent applications, patents, copyrights and trademarks may be applicable to our asset protection solutions. As a result, third parties may in the future make infringement claims and other allegations that could subject us to intellectual property litigation relating to our solutions. Such litigation would be time consuming and expensive, divert attention and resources away from our daily operations, impede or prevent delivery of our solutions and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our solutions and could cause us to pay substantial damages if we are found to be infringing on others’ intellectual property rights. In the event of a successful claim of infringement, we may need to seek one or more licenses from third parties in order to continue to offer the related solution, which may not be available at a reasonable cost, or at all.

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

Provisions in our current credit agreement impose restrictions on our ability to, among other things:

•      create liens;

•      make strategic acquisitions;

•      make investments;

•      incur more debt;

•      merge or consolidate;

•      make dispositions of property;

•      pay dividends and make distributions;

•      enter into a new line of business;

•      enter into transactions with affiliates; and

•      enter into burdensome agreements.

Our credit agreement also contains financial covenants that require us to maintain compliance with specified financial ratios.  If we fail to comply with these covenants the lenders could prevent us from borrowing under our credit agreement, require us to pay all amounts outstanding and require that we cash collateralize letters of credit issued under the credit agreement.  If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

In fiscal 2011, 2010 and 2009, we generated approximately 15%, 14% and 18% of our revenues outside the United States, respectively. We expect to increase our international presence over time. Our primary operations outside the United States are in Europe, Canada, South America and Asia. There are numerous risks inherent in doing business in international markets, including:

•      fluctuations in interest rates and currency exchange rates;

•      varying regional and geopolitical business conditions and demands;

•      compliance with applicable foreign regulations and licensing requirements, and U.S. regulation with respect to our business in other countries, including the Foreign Corrupt Practices Act;

•      the cost and uncertainty of obtaining data and creating solutions that are relevant to particular geographic markets;

•      the need to provide sufficient levels of technical support in different locations;

•      the complexity of maintaining effective policies and procedures in locations around the world;

•      the risks of divergent business expectations or difficulties in establishing joint ventures with foreign partners;

•      political instability and civil unrest;

•      restrictions or limitations on outsourcing contracts or services abroad;

•      restrictions or limitations on the repatriation of funds; and

•      potentially adverse tax consequences.

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

Our quarterly operating results have fluctuated in the past and may do so in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be the best indicators of our business. You should not rely upon the results of one quarter as an indication of future performance. Our revenues and operating results may fall below the expectations of securities analysts or investors in any future period. Our failure to meet these expectations may cause the market price of our common stock to decline, perhaps substantially.

Our quarterly revenues and operating results may vary depending on a number of factors, including those listed previously under “Risks related to our business.”

In addition to the effect our operating results may have on the market price of our common stock, the market price of our common stock may also be influenced by many other factors, some of which are beyond our control, including:

•      announcements by us or our competitors of significant contracts or acquisitions;

•      liquidity of the market for our common stock;

•      changes in financial estimates or recommendations by analysts;

•      general economic and stock market conditions;

•      quarterly or annual earnings of other companies in our industry;

•      future sales of our common stock;

•      changes in accounting standards, policies, guidance, interpretations or principles; and

•      the other factors described in this Risk Factors section.

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

Dr.  Sotirios J. Vahaviolos, our Chairman, President and Chief Executive Officer, owns approximately 41% of our outstanding common stock. As a result, Dr. Vahaviolos effectively controls our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

We currently have no plans to pay dividends on our common stock.

We have not declared or paid any cash dividends on our common stock to date, and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the development, operation and growth of our business. In addition, our credit agreement prohibits us from paying cash dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our second amended and restated certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 27,671,000 shares of common stock are outstanding as of August 1, 2011. In addition, the Company has approximately 3,080,000 shares of common stock reserved for issuance related to stock options and restricted stock units that are outstanding as of August 1, 2011.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

Provisions of our charter, bylaws and of Delaware law could discourage, delay or prevent a change of control of our company, which may adversely affect the market price of our common stock.

Certain provisions of our second amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•      allow the authorized number of directors to be changed only by resolution of our board of directors;

•      require that vacancies on the board of directors, including newly created directorships, be filled only by a majority vote of directors then in office;

•      authorize our board of directors to issue, without stockholder approval, preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•      require that stockholder actions must be effected at a duly called stockholder meeting by prohibiting stockholder action by written consent;

•      prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a plurality of stock to elect some directors; and

•      establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings and limit the right to call special meetings of stockholders to the Chairman of the Board, the Chief Executive Officer, the board of directors acting pursuant to a resolution adopted by a majority of directors or the Secretary upon the written request of stockholders entitled to cast not less than 35% of all the votes entitled to be cast at such meeting.

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

As of May 31, 2011, we operated approximately 75 offices in 15 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where our manufacturing and research and development are conducted. While we lease most of our facilities, as of May 31, 2011, we owned properties located in Olds, Alberta; Monroe, North Carolina; Trainer, Pennsylvania; Houston, Pasadena, and Deer Park, Texas; Burlington, Washington; and Gillette, Wyoming. These properties, as well as approximately 50 offices throughout North America (including Canada), are utilized by our Services segment. Our Products and Systems segment’s primary location is in our Princeton Junction facility. Our International segment has approximately 20 offices including locations in Brazil, United Kingdom, the Netherlands, France, Greece, Russia, Japan and India.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. See “Litigation” in Note 14 to our audited consolidated financial statements contained in Item 8 of this report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

ITEM 4.	RESERVED

Executive Officers

The following are our executive officers and other key employees as of May 31, 2011 and their background and experience:

Name	Age	Position
Sotirios J. Vahaviolos	65	Chairman, President, Chief Executive Officer and Director
Dennis Bertolotti	51	President, Chief Operating Officer, Services
Mark F. Carlos	59	Group Executive Vice President, Products and Systems
Phillip T. Cole	58	Group Executive Vice President, International
Ralph L. Genesi	56	Group Executive Vice President, Marketing and Sales
Francis T. Joyce	58	Executive Vice President, Chief Financial Officer and Treasurer
Michael C. Keefe	54	Executive Vice President, General Counsel and Secretary
Michael J. Lange	51	Group Executive Vice President, Services, and Director

Sotirios J. Vahaviolos has been our Chairman, President and Chief Executive Officer since he founded Mistras in 1978 under the name Physical Acoustics Corporation.  Prior to joining Mistras, Dr. Vahaviolos worked at AT&T Bell Laboratories.  Dr. Vahaviolos received a B.S. in Electrical Engineering and graduated first in his engineering class from Fairleigh Dickinson University and received Masters degrees in Electrical Engineering and Philosophy and a Ph.D.(EE) from the Columbia University School of Engineering.  During Dr. Vahaviolos’ career in non-destructive testing, he has been elected Fellow of The Institute of Electrical and Electronics Engineers, a member of The American Society for Nondestructive Testing (ASNT) where he served as its President from 1992-1993 and its Chairman from 1993-1994, a member of Acoustic Emission Working Group (AEWG) and an honorary life member of the International Committee for Nondestructive Testing.  Additionally, he was the recipient of ASNT’s Gold Medal in 2001 and AEWG’s Gold Medal in 2005.  He was also one of the six founders of NDT Academia International in 2008 headquartered in Brescia, Italy.

Dennis Bertolotti is the President and Chief Operating Officer, Services.  Mr. Bertolotti has been with us since we acquired Conam Inspection Services in 2003, where Mr. Bertolotti was a Vice President at the time of the acquisition.  Mr. Bertolotti has been in the NDT business for over 25 years, and previously held ASNT Level III certifications and various American Petroleum Institute, or API, certifications, and received his Associate of Science degree in NDT from Moraine Valley Community College in 1983.  Mr. Bertolotti has also received a Bachelor of Science and MBA from Otterbein College.

Mark F. Carlos is our Group Executive Vice President, Products and Systems, having joined Mistras at its founding in 1978.  Prior to joining Mistras, Mr. Carlos worked at AT&T Bell Laboratories.  Mr. Carlos received a MBA from Rider University and a Masters in Electrical Engineering from Columbia University.  Mr. Carlos is an elected Fellow of ASNT and AEWG, and currently serves as the Chairman of the American Society for Testing and Materials’ NDT Standards Writing Committee E-07 and was the recipient of its prestigious Charles W. Briggs Award in 2007.

Phillip T. Cole is Group Executive Vice President, International, and Managing Director of Mistras Group Limited (formerly Physical Acoustics Limited), our subsidiary based in England.  Mr. Cole founded Dunegan UK in 1983, which was acquired by Mistras in 1986.  Mr. Cole obtained a master’s degree in physics and electronic engineering from Loughborough University. Mr. Cole began his career at TI Research in the U.K. where he focused on NDT electromagnetic-acoustic devices.

Ralph L. Genesi is Group Executive Vice President, Marketing and Sales.  He joined Mistras in March of 2009 with more than 25 years of executive management experience in marketing and sales as well as corporate profit and loss responsibility.  Prior to joining Mistras, Mr. Genesi was President of Swantech Inc., a division of the Curtiss Wright Corporation from 2005 until 2009.  From 2001 until 2005, Mr. Genesi was with Siemens AG, where he was Vice President and General Manager for the Siemens Power Generation Information Technology Business, responsible for energy trading, fleet operations and control solutions worldwide. Prior to that Mr. Genesi held positions as President-Americas Operations for Spectris Technologies Inc., a European holding company and Director, Global Market & Sales Development for Honeywell’s Industrial Automation & Controls business.  Mr. Genesi has an Electrical Engineering degree from Fairleigh Dickinson University.

Francis T. Joyce joined us as our Executive Vice President, Chief Financial Officer and Treasurer in July 2010.  Prior to join us, Mr. Joyce was the Chief Financial Officer from 2006 to 2008 of Macquarie Infrastructure Company LLC, a New York Stock Exchange infrastructure operation and investment company that provides services in the general aviation, bulk liquid storage, gas utility, district cooling and airport parking industries.  Prior to his employment with Macquarie, Mr. Joyce served as Chief Financial Officer of IMAX Corporation, a NASDAQ company, from 2001 until 2006 and he was the Chief Financial Officer and Treasurer of TheGlobe.com from 1998 to 2001.  Mr. Joyce started his career in public accounting at KPMG in New York. Frank graduated from the University of Scranton with a Bachelor of Science in Accounting and from Fordham University Graduate School of Business with an MBA in Finance. Mr. Joyce is a certified public accountant.

Michael C. Keefe is Executive Vice President, General Counsel and Secretary and also has responsibility for human resources, joining Mistras in December 2009.  Most recently before Mistras, Mr. Keefe worked at International Fight League, a publicly-traded sports promotion company, from 2007 until 2009, initially as Executive Vice President, General Counsel and Corporate Secretary, then becoming the Chief Financial Officer, and eventually its President.  From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary, and prior to that was in private practice at New Jersey’s largest law firm, McCarter & English, LLP.  Before starting his legal career, Mr. Keefe was employed at PricewaterhouseCoopers LLP, and worked in accounting for seven years, becoming a certified public accountant.  Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

Michael J. Lange is Group Executive Vice President, Services having joined Mistras when we acquired Quality Services Laboratories in November 2000, and was elected a Director in 2003.  Mr. Lange is a well recognized authority in Radiography and has held an ASNT Level III Certificate for almost 20 years.  Mr. Lange received an Associate of Science degree in NDT from the Spartan School of Aeronautics in 1979.

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for common stock

Our common stock currently trades on the New York Stock Exchange (NYSE) under the ticker symbol “MG”. The following table sets forth for the periods indicated the range of high and low sales prices of our common stock.  Trading of our common stock commenced on October 8, 2009, the first trading day after our initial public offering.

	Year ended May 31, 2011		Year ended May 31, 2010
	High	Low	High	Low

Quarter ended August 31,	$12.20	$9.02	n/a	n/a
Quarter ended November 30,	$12.29	$10.64	$14.00	$11.15
Quarter ended February 28,	$15.80	$11.78	$15.29	$11.67
Quarter ended May 31,	$18.46	$14.48	$13.51	$9.75

Holders of record

As of August 1, 2011, there were approximately 20 holders of record of our Common Stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data for the periods indicated. The selected statement of operations and cash flow data for fiscal 2011, 2010 and 2009 and the selected balance sheet data as of May 31, 2011 and 2010 have been derived from our audited financial statements and related notes thereto included elsewhere in this Annual Report. The statement of operations and cash flow data for fiscal 2008 and fiscal 2007 and the selected balance sheet data as of May 31, 2009, 2008 and 2007 have been derived from our audited financial statements not included in this Annual Report. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and the notes thereto included elsewhere in this Annual Report.

	For the years ended May 31,
	2011	2010	2009	2008	2007
		(in thousands, except share and per share data)
Statement of Operations Data
Revenues	$338,589	$272,128	$209,133	$152,268	$122,241
Cost of revenues	221,980	178,480	131,167	90,590	75,702
Depreciation	13,206	10,510	8,700	6,847	4,666
Gross profit	103,403	83,138	69,266	54,831	41,873
Selling, general and administrative expenses	65,983	55,463	46,456	32,243	26,408
Research and engineering	2,150	2,402	1,949	1,654	703
Depreciation and amortization	5,386	4,673	3,936	4,576	4,025
Legal reserve	273	(297)	2,100	—	—
Income from operations	29,611	20,897	14,825	16,358	10,737
Interest expense	2,773	3,531	4,614	3,531	4,482
Loss on extinguishment of long-term debt	—	387	—	—	460
Income before provision for income taxes	26,838	16,979	10,211	12,827	5,795
Provision for income taxes	10,502	6,527	4,558	5,380	208
Net income	16,336	10,452	5,653	7,447	5,587
Net loss (income) attributable to noncontrolling interests, net of taxes	95	(23)	(187)	(8)	(199)
Net income attributable to Mistras Group, Inc.	16,431	10,429	5,466	7,439	5,388
Accretion of preferred stock	—	6,499	(27,114)	(32,872)	(3,520)
Net income (loss) attributable to common shareholders	$16,431	$16,928	$(21,648)	$(25,433)	$1,868
Weighted average common shares outstanding:
Basic	26,724	21,744	13,000	13,000	12,888
Diluted	26,933	24,430	13,000	13,000	13,101
Earnings (loss) per common share:
Basic	$0.61	$0.78	$(1.67)	$(1.96)	$0.14
Diluted	$0.61	$0.43	$(1.67)	$(1.96)	$0.14
Other Financial Data:
Net cash provided by operating activities	$25,254	$18,987	$12,661	$12,851	$14,006
Net cash used in investing activities	(36,478)	(16,534)	(15,888)	(19,446)	(4,259)
Net cash provided by (used in) financing activities	5,344	8,083	4,912	6,320	(8,122)
EBITDA(1)	48,298	35,670	27,274	27,773	18,769
Adjusted EBITDA (1)	$52,322	$39,464	$31,122	$28,091	$19,229

	As of May 31,
	2011	2010	2009	2008	2007
		(in thousands, except share and per share data)
Balance Sheet Data
Cash and cash equivalents	$10,879	$16,037	$5,668	$3,555	$3,767
Total assets	248,637	189,939	153,433	119,822	79,885
Total long-term debt, including current portion	21,851	13,301	66,251	48,270	25,403
Obligations under capital leases, including current portion	15,476	14,569	14,525	11,842	9,970
Convertible redeemable preferred stock	—	—	90,983	63,869	30,995
Total Mistras Group, Inc. stockholders’ equity (deficit)	$167,157	$130,286	$(47,912)	$(24,475)	$903
Cash dividends per common share	—	—	—	—	—

(1) The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA:

	For the years ended May 31,
	2011	2010	2009	2008	2007
		(in thousands)
Net income attributable to mistras Group, Inc.	$16,431	$10,429	$5,466	$7,439	$5,388
Interest expense	2,773	3,531	4,614	3,531	4,482
Provision for income taxes	10,502	6,527	4,558	5,380	208
Depreciation and amortization	18,592	15,183	12,636	11,423	8,691
EBITDA	$48,298	$35,670	$27,274	$27,773	$18,769
Legal reserve	273	(297)	2,100	—	—
Large customer bankruptcy	—	395	1,556	—	—
Stock compensation expense	3,751	2,695	192	318	—
Acquisition-related costs	—	614	—	—	—
Loss on extinguishment of debt	—	387	—	—	460
Adjusted EBITDA	$52,322	$39,464	$31,122	$28,091	$19,229

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP).  EBITDA is defined in this Annual Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization.  Adjusted EBITDA is defined in this Annual Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition related costs and certain one-time and generally non-recurring items (which items are described below or in the reconciliation table above).

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.  Adjusted EBITDA is also used as a performance evaluation metric of which to base executive and employee incentive compensation programs.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part I, Item 1A “Risk Factors” and in Item 1 “Business—Forward-Looking Statements,” as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

Overview

We are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2011, we provided our asset protection solutions to approximately 5,600 customers. As of May 31, 2011, we had approximately 2,700 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and, certified technicians, in approximately 75 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 61%, 63% and 58% of our revenues for fiscal 2011, 2010 and 2009, respectively.

For the last several years, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions, in general, has increased, creating demand from which our entire industry has benefited. We have experienced a compounded annual growth rate (CAGR) for revenue of 31% over the last three fiscal years, including the impact of acquisitions and currency fluctuations. We believe further growth can be realized in all of our target markets. Concurrent with this growth, we have worked to build our infrastructure to profitably absorb additional growth and have made a number of small acquisitions in an effort to leverage our fixed costs, grow our base of experienced, certified personnel, expand our product and technical capabilities and increase our geographical reach.

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that we believe will enhance our competitive advantages over our competition.

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including tightened liquidity and credit availability, relatively low consumer confidence, slower economic growth, persistently high unemployment rates, volatile currency exchange rates and continued uncertainty about economic stability. However, we believe these conditions have allowed us to capitalize on an opportunity to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technologies in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Basis of presentation

Consolidated results of operations

Our three segments are:

•                  Services.  This segment provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  Products and Systems.  This segment designs, manufactures, sells, installs and services our asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

•                  International.  This segment offers services, products and systems similar to those of our other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by our Products and Systems segment.

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

The accounting policies of the reportable segments are the same as those described in the summary of our significant accounting policies in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. Segment income from operations is evaluated based on internal performance measures used by the Chief Executive Officer, the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude items such as charges for stock-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of depreciation on the corporate office facilities and equipment, administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Statement of operations overview

The following describes certain line items in our statement of operations and some of the factors that affect our operating results.

Revenues

Our revenues are generated by sales of our services, products and systems. The majority of our revenues are derived under time-and-materials contracts for specified asset protection services on a project-by-project basis. The duration of our projects vary depending on their scope. Some of our projects last from a few weeks to a few months, but the more significant projects can last for more than a year and can require long-term deployment of substantial personnel, equipment and resources. The start date of our projects can be postponed or delayed and the duration of our projects can be shortened or increased due to a variety of factors beyond our control. In addition to the timing of these projects and the seasonality of our business, the amount and origination of our revenues often vary from period to period. A percentage of our revenues are usually attributable to recurring work from our existing customers. Although our top ten customers are responsible for a large percentage of our revenues, we generate our revenues from most of these customers by providing asset protection solutions to a number of their business locations. Decisions regarding the purchase of our solutions by these customers are made either on a corporate basis or on a location-by-location basis. Also included in our revenues are software license fees and product sales, as well as an estimate for potential sales returns and customer allowances. Revenues under our time-and-materials services contracts are based on the hours of service we provide our customers at negotiated rates, plus any actual costs of materials and other direct expenses that we incur on the project, which may include markups. Because these expenses, such as travel and lodging or subcontracted services, can change significantly from project to project, changes in our revenues may not be indicative of business trends.

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

Gross profit

Our gross profit equals our revenues less our cost of revenues and attributed depreciation. Our gross profit, both in absolute dollars and as a percentage of revenues, can vary based on our volume, sales mix, actual manufacturing costs and our utilization of labor. As a result, gross profit may vary from quarter to quarter. For instance, the seasonality of our business can cause our gross profit to decline during  traditionally slower first and third quarters when we incur labor costs without any corresponding revenues. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared to negotiated billing rates.

In recent years, there has been an increasing demand for asset protection solutions and at times, a limited supply of certified technicians. Accordingly, we may experience increases in our cost of labor in our Services segment. The customers of our Services segment have been aware of these supply constraints and generally have, to some extent, accepted corresponding price increases for our services. However, in the current economic environment we have experienced certain pricing pressures from customers and we are uncertain whether our ability to increase prices for our services will continue. In our Products and Systems segment, our ability to increase prices for any product or system to offset associated cost increases is based principally on the extent to which it incorporates our proprietary technology. We believe our efforts to develop and offer our customer’s value-added proprietary solutions instead of commodity-type products help us, in part, to resist margin erosion. Our International segment offers services, products and systems similar to those of our other segments, so our ability to increase prices in this segment as costs increase is determined by the same factors affecting the pricing of our other segments, and the relative mix of services, products and systems it provides in the applicable period.

Selling, general and administrative expenses

Our selling, general and administrative (SG&A)  expenses are comprised primarily of expenses of our sales and marketing operations, field location administrative costs and our corporate headquarters related to our executive, general management, finance, accounting and administrative functions and legal fees and expenses. These costs can vary based on our volume of business or as expenses are incurred to support corporate activities and initiatives such as training. The largest single category is salaries and related costs. In the near term, we expect these expenses to increase as we support the growth of our business and expand our sales and marketing efforts, improve our information processes and systems and implement the financial reporting, compliance and other infrastructure required for a public company. We also expect that our SG&A expenses will decline as a percentage of our revenues, particularly over the long-term.

Research and engineering

Research and engineering expense consists primarily of engineering salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product development activities primarily in our Products and Systems segment. Other research and development is conducted in our Services segment by various billable personnel and our management on a collaborative basis. These costs are not separated and are included in cost of revenues. Specific development costs on software are capitalized and amortized in our depreciation and amortization included in our income from operations. From time-to-time, we receive minor grants or contracts for paid research which are recorded in our revenues with the related costs included in cost of revenues. We expect to continue our investment in research and engineering activities and anticipate that our associated expense will increase in absolute terms in the future as we hire additional personnel and increase research and engineering activity. However, as a percentage of revenues, we expect research and engineering expense to decline over the long term.

Depreciation and amortization included in income from operations

Our depreciation and amortization used in deriving our income from operations represents the expense charge for our capitalized assets, and primarily relates to buildings and improvements, including our corporate headquarters, office furniture, equipment, intangibles and other assets acquired as part of our acquisitions of other businesses. The intangible assets include, but are not limited to, non-competition agreements, customer lists and trade names, while the other assets acquired are primarily machinery and equipment. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of those assets. Fixed assets acquired are depreciated over their useful lives and charged to cost of revenues.  Such depreciation and amortization expense, although non-cash, directly impacts our results of operations. It is difficult to predict with any precision the amount of expense we may record relating to acquired intangible and other assets.

Income from operations

Our income from operations is our gross profit less our SG&A expenses, research and engineering, depreciation and amortization, and reserve for legal settlements included in income from operations. We refer to our income from operations as a percentage of our revenues as our operating margin.

Interest expense

Our interest expense consists primarily of interest paid to our lenders under our credit agreement and our capital leases. Also included is the interest on subordinated notes issued as part of our acquisitions and interest incurred related to interest rate swap contracts, when applicable.

Income taxes

Income tax expense varies as a function of pre-tax income and the level of non-deductible expenses, such as certain amounts of meals and entertainment expense, valuation allowances and other permanent differences. As of May 31, 2011 we had approximately $1.1 million of net operating loss carry forwards (NOLs). available to offset state taxable income in future years. These state NOLs will expire, if not utilized, at varying dates beginning in 2015 depending on the laws of each state. At May 31, 2011, the Company has recorded a valuation allowance of less than $0.1 million against certain state deferred income tax assets based on its assessment that the respective deferred income tax assets would not be realized.  Our effective income tax rate may fluctuate significantly over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

Noncontrolling interest, net of taxes

The noncontrolling interest represents the ownership interests of other stockholders in our international subsidiaries, where 100% ownership is not permitted or de minimis local ownership is helpful for business purposes.

Consolidated results of operations

Fiscal 2011, 2010 and 2009

Our revenues, gross profit, income from operations and net income for fiscal 2011, 2010 and 2009 were as follows:

	For the years ended May 31,
	2011	2010	2009
	($ in thousands)

Revenues	$338,589	$272,128	$209,133
Gross profit	103,403	83,138	69,266
Gross profit %	31%	31%	33%
Income from operations	29,611	20,897	14,825
Operating income as percentage of revenues	9%	8%	7%
Interest expense	2,773	3,531	4,614
Income before provision for income taxes	26,838	16,979	10,211
Provision for income taxes	10,502	6,527	4,558
Net income	16,336	10,452	5,653
Net loss (income) attributable to noncontrolling interests, net of taxes	95	(23)	(187)
Net income attributable to Mistras Group, Inc.	16,431	10,429	5,466
Net income attributable to Mistras Group, Inc. as a percentage of revenues	5%	4%	3%

Our growth rates for fiscal 2011, 2010 and 2009, respectively, were as follows:

	For the years ended May 31,
	2011	2010	2009
	($ in thousands)

Revenue growth	$66,461	$62,995	$56,865
% Growth over prior year	24.4%	30.1%	37.3%

Comprised of:
% of organic growth	15.8%	17.7%	16.4%
% of acquisition growth	8.3%	12.3%	22.8%
% foreign exchange increase (decrease)	0.3%	0.1%	(1.9)%
	24.4%	30.1%	37.3%

Fiscal 2011 compared to fiscal 2010

Revenues.  Our revenues, by segment for fiscal 2011, 2010 and 2009, were as follows:

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Revenues (1)
Services	$283,139	$227,782	$167,543
Products and Systems	26,105	18,875	17,310
International	36,798	30,920	29,165
Corporate and eliminations	(7,453)	(5,449)	(4,885)
	$338,589	$272,128	$209,133

(1)          Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.

Revenues increased $66.5 million, or 24%, in fiscal 2011 compared to fiscal 2010 as a result of growth in all our segments. For fiscal 2011 and fiscal 2010, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 16% and 18%, respectively. In fiscal 2011, we estimate that organic growth by segment was approximately 19% for our Products and Systems segment, 16% for our Services segment and 11% for our International segment.  This organic growth was driven by an increase in demand for our inspection services coupled with an increase in seasonal turn-around maintenance activity from our “run and maintain” or “evergreen” contracts at oil refineries.  In fiscal 2011, we estimate that growth from acquisitions was $19.0 million, or approximately 8%, compared to $25.8 million, or 12%, in fiscal 2010. We completed five acquisitions in fiscal 2011 compared to three acquisitions in fiscal 2010 and five acquisitions in fiscal 2009, increasing our capabilities and adding to our base of qualified technicians.

We continued to experience growth in many of our target markets in fiscal 2011 as compared to fiscal 2010. The largest dollar increase was attributable to customers in the global oil and gas market on several new and existing projects, including an increase in our portfolio of “run and maintain” contracts and new work obtained due to our acquisitions. Overall, our revenues from the oil and gas market grew approximately 20% in fiscal 2011 and provided approximately 61% and 63% of our total revenues for fiscal 2011 and 2010, respectively, with the largest increase coming from the petrochemical section of the oil and gas industry.  In addition, we also experienced high growth in several of our other target markets outside of oil and gas, including industrial, and aerospace and defense markets. Taken as a group, all target markets other than oil and gas grew approximately 32% over the prior year.  Our top ten customers represented approximately 44% of our revenues for fiscal 2011 compared to 45% in fiscal 2010. Our largest customer, BP, accounted for approximately 18% of our revenues in both fiscal 2011 and 2010. No other customer accounted for more than 8% of our revenues in fiscal 2011.

Gross profit.  As a percentage of revenues, our gross profit in total and its components for fiscal 2011, 2010 and 2009, were as follows:

	For the years ended May 31,
	2011	2010	2009
	($ in thousands)

Gross profit	$103,403	$83,138	$69,266

Gross profit % comprised of:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(65.6)%	(65.6)%	(62.7)%
Depreciation	(3.9)%	(3.9)%	(4.2)%
Total	30.5%	30.5%	33.1%
Gross profit % increase (decrease) from prior year	—	(2.6)%	(2.9)%

Our gross profit, by segment for fiscal 2011, 2010 and 2009, was as follows:

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Gross profit
Services	$77,883	$61,963	$48,480
Products and Systems	13,239	9,915	8,476
International	12,922	11,668	12,602
Corporate and eliminations	(641)	(408)	(292)
	$103,403	$83,138	$69,266

Our gross profit increased $20.3 million, or 24%, in fiscal 2011 compared to fiscal 2010. As a percentage of revenues, our gross profit was approximately 31% in fiscal 2011 and 2010. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 66% in fiscal 2011 and 2010.  Depreciation expense included in the determination of gross profit was $13.2 million and $10.5 million for fiscal 2011 and 2010, respectively.  Also included in cost of revenues is an increase to our provision for slow moving inventory of $0.7 million in fiscal 2011 compared to fiscal 2010.

Despite the increase in our fiscal 2011 revenues, our gross profit as a percentage of revenues remained at approximately 31%.  This is primarily attributable to a change in the mix of revenues generated during the year, as well as better utilization of direct labor. For example, revenues from the oil and gas industry increased approximately 20% during fiscal 2011 and represented approximately 61% of total revenues.  The revenue from this industry often has lower gross margins than other industries because these contracts tend to be longer and have a high concentration of traditional NDT services. As a result of these lower margins revenue growth in this category tends to decrease overall gross margins.  Offsetting the impact of higher revenues from the oil and gas industry was revenue growth in all other industries of approximately 32% in fiscal 2011.  Advanced NDT services, which have higher margins than traditional NDT services, increased more than 30% during fiscal 2011 and now represents approximately 15% of our Services segment revenues compared to approximately 14% in fiscal 2010.  Our revenue growth is also attributable to sales from new contracts, which drive market share growth but are competitive from a pricing perspective in the short term. While these competitive pricing contracts remain a focus of many of our new and existing Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues. These costs, as a percentage of revenues, decreased to approximately 13% during fiscal 2011 from approximately 14% during fiscal 2010. Historically, by introducing more advanced NDT tools to our Services segment customers, margin enhancement follows.

Another contributing factor for the decreases in fiscal 2011 and 2010 compared to 2009 was the continued economic downturn in fiscal 2010 and 2011. We experienced revenue declines in shop work and industrial markets, which have higher margins than our traditional NDT services. During fiscal 2010, certain of our customers managed project activity and turnarounds differently than in the past, stopping or changing planned work schedules more abruptly. This created inefficiencies in the planning and utilization of labor. In fiscal 2011 we continued to develop several new specialties within our asset protection solutions by hiring and training new employees and creating “centers of excellence”, including centers for industrial tube and off-shore oil rig platform inspections and new pipeline construction. This investment in our technicians to gain future market share, however, contributes to non-billable labor until these markets develop.

Income from operations.  Our income from operations, by segment for fiscal 2011, 2010 and 2009, was as follows:

	Years ended May 31,
	2011	2010	2009

Income from operations
Services	$31,856	$22,614	$13,681
Products and Systems	5,123	2,572	1,664
International	3,539	3,008	4,091
Corporate and eliminations	(10,907)	(7,297)	(4,611)
	$29,611	$20,897	$14,825

Our income from operations of $29.6 million for fiscal 2011 increased $8.7 million, or 42%, compared to fiscal 2010. As a percentage of revenues, our income from operations increased to approximately 9% in fiscal 2011 compared to approximately 8% in fiscal 2010.

As a percentage of revenues, SG&A expenses were approximately 20% in fiscal 2011 and fiscal 2010.  Our SG&A expenses for fiscal 2011 increased $10.5 million, or 19%, from $55.5 million in fiscal 2010 to $66.0 million in fiscal 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Overall, our SG&A expenses included higher compensation and benefit expenses of $6.7 million over the prior year attributed to normal compensation increases, including incentive compensation, as well as our investment in additional management and corporate staff to support our growth (including support of the development of new and existing centers of excellence). Our recent acquisitions accounted for approximately $2.5 million of the total increase in SG&A expenses.  Other increases in SG&A expenses included stock compensation costs of approximately $1.1 million, professional service and consulting costs of approximately $1.2 million, and a decrease in foreign currency transaction gains of approximately $1.0 million. These increases were offset by a decrease in our provision for bad debts of approximately $0.3 million. Income from operations was also negatively impacted by a legal provision of $0.3 million in fiscal 2011 as compared to a reversal of a legal provision of $0.3 million in fiscal 2010. Depreciation and amortization included in the determination of income from operations for fiscal 2011 and fiscal 2010 was $5.4 million and $4.7 million, respectively, each being 2% of revenues.

Interest expense.  Interest expense was $2.8 million and $3.5 million for fiscal 2011 and fiscal 2010, respectively. The $0.8 million decrease in fiscal 2011 interest expense related primarily to the maturity of our interest rate swap agreement in November 2010.

Net loss (income) attributable to noncontrolling interests, net of taxes.  The net loss attributable to noncontrolling interests for fiscal 2011 relates primarily to a net loss from Diapac, our subsidiary in Russia, offset by an increase in net income of our Brazilian subsidiary, PASA. In fiscal 2010, net income attributable to noncontrolling interests was primarily attributable to net income from Diapac and PASA.

Income taxes. Our effective income tax rate was approximately 39% for fiscal 2011 compared to approximately 38% for fiscal 2010. The increase was primarily due to the impact of permanent tax differences and higher foreign taxes offset by a decrease in state taxes and a decrease relating to our reserve for uncertain tax positions.

Net income attributable to Mistras Group, Inc.  Net income attributable to Mistras Group, Inc. for fiscal 2011 was $16.4 million, or approximately 5% of revenues, an increase of $6.0 million over net income attributable to Mistras Group, Inc. for fiscal 2010, which was $10.4 million, or approximately 4% of revenues. The increase in net income was primarily the result of our revenue growth, and lower interest and research and engineering expenses, offset by higher SG&A expenses and increases to our legal provision and provision for income taxes.

Net income attributable to common shareholders. Net income attributable to common shareholders for fiscal 2011 was $16.4 million, or approximately 5% of revenues, a decrease of $0.5 million when compared to fiscal 2010, which was $16.9 million, or approximately 6% of revenues. In fiscal 2010, net income attributable to common shareholders included a fair market value adjustment of $6.5 million to reduce the preferred stock value to the benefit of common shareholders. All of the preferred shares outstanding as of our IPO in October 2009 converted to common stock. Offsetting the impact of the fair market value adjustment in fiscal 2010 was an overall increase in net income attributable to Mistras Group, Inc. of $6.0 million in fiscal 2011.

Fiscal 2010 compared to fiscal 2009

Revenues. Revenues increased $63.0 million, or 30%, for fiscal 2010 compared to fiscal 2009 as a result of growth in all our segments. For fiscal 2010 and fiscal 2009, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 18% and 16%, respectively. In fiscal 2010, we estimate that organic growth by segment was 20% for our Services segment, 9% for our Products and Systems segment and 7% for our International segment.   This organic growth was the result of continued demand for our asset protection solutions, including growth from new and existing customers. In fiscal 2010, we estimate that growth from acquisitions was $25.8 million, or 12%, compared to $33.6 million, or 23%, in fiscal 2009. We completed three acquisitions in fiscal 2010 compared to five acquisitions in fiscal 2009, and seven acquisitions in fiscal 2008, increasing our capabilities and adding to our base of qualified technicians.

Despite the prolonged downturn in the global economy, we continued to experience growth in many of our target markets in fiscal 2010 as compared to fiscal 2009. The largest dollar increase was attributable to customers in the global oil and gas market on several new and existing projects, including an increase in our portfolio of “run and maintain” contracts and new work obtained due to our acquisitions. Overall the oil and gas market provided approximately 63% and 58% of our total revenues for fiscal 2010 and 2009, respectively. Within this market, we provide services to refineries, as well as midstream and upstream customers, petrochemical and other industry segments. Refineries are currently the largest area of this market and represent approximately 39% of our total revenues. As of May 31, 2010 and 2009, we serviced approximately 30% and 20%, respectively, of the U.S. refineries and 43% and 36%, respectively, of refineries producing 100,000 or more barrels per day, but this only represents approximately 6% of the world’s refineries.  We also experienced high growth in several of our other target markets, including chemical, fossil and nuclear power. These increases were partially offset by declines in capital projects, turnaround work and reduced pipeline, aerospace and industrial parts inspection activity and the completion of certain projects as compared to fiscal 2009.  Our top ten customers represented approximately 45% of our revenues for fiscal 2010 compared to 36% in fiscal 2009. Our largest customer accounted for approximately 18% and 17% of our revenues in fiscal 2010 and 2009, respectively. No other customer accounted for more than 7% of our revenues in fiscal 2010.

Gross Profit. Our gross profit increased $13.9 million, or 20%, in fiscal 2010 compared to fiscal 2009. As a percentage of revenues, our gross profit was approximately 31% and 33% in fiscal 2010 and fiscal 2009, respectively. Cost of revenues, excluding depreciation, as a percentage of revenues increased to approximately 66% in fiscal 2010 from approximately 63% in fiscal 2009. Depreciation expense included in determining gross profit for fiscal years 2010 and 2009 was $10.5 million and $8.7 million, respectively, each being 4% of revenues.

Despite the increase in our fiscal 2010 revenues, our gross profit as a percentage of revenues declined to approximately 30% in fiscal 2010 from approximately 33% in fiscal 2009. This decrease was primarily attributable to a lower margin product mix of sales for our Services segment.  The Services segment generated the largest portion of the revenue increase and our gross margins on revenues from our Services segment are generally lower than that of our other segments. In addition, we increased our market share through new customer contracts and through acquisitions, which often leads to lower margins in the near term until such time as we can fully integrate these acquisitions into our business model and deliver a stronger mix of advanced asset protection solutions to our customers, which generally carry higher margins.

Income from operations. Our income from operations of $20.9 million for fiscal 2010 increased $6.1 million, or 41%, compared to fiscal 2009.  As a percentage of revenues, our income from operations increased to approximately 8 % compared to approximately 7% in fiscal 2009.

As a percentage of revenues, SG&A expenses for fiscal 2010 were approximately 20% compared to approximately 22% for fiscal 2009. Our SG&A expenses for fiscal 2010 increased $9.0 million, or 19%, over fiscal 2009.  The increase in expense is primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Our recent acquisitions accounted for approximately $4.2 million of total increase in SG&A expenses. Stock compensation costs increased approximately $2.5 million in fiscal 2010 over fiscal 2009. In addition, we increased our allowance for doubtful accounts by $0.4 million, net of estimated recoveries, related to the bankruptcy of one of our customers. Other increases in our SG&A expenses included higher compensation and benefit expenses over the previous year attributed to normal salary increases as well as our investment in additional management and corporate staff. A significant portion of these increases (as well as other increases in cost of revenues) supported our development of additional centers of excellence. Our professional fees also increased in fiscal 2010, which related primarily to increased costs associated with operating as a publicly traded company, including our continued efforts to comply with the Sarbanes-Oxley Act, as well as certain costs associated with our initial public offering in October 2009. Depreciation and amortization included in the determination of income from operations for fiscal 2010 and fiscal 2009 was $4.7 million and $3.9 million, respectively, each being 2% of revenues.

Interest expense.  Interest expense was $3.5 million and $4.6 million for fiscal 2010 and fiscal 2009, respectively. The $1.1 million decrease in fiscal 2010 interest expense was primarily attributable to a decrease in average borrowings outstanding during the year.  Just prior to our IPO in October 2009, we had outstanding borrowings under our revolving credit facility of approximately $66.4 million, which was subsequently repaid with the proceeds of the offering. Additionally, we incurred expense related to the market rate adjustments to our interest rate swaps, as the fixed rate on these swaps was higher than market rates during both annual periods. The total interest expense adjustments for these swap arrangements for fiscal 2010 and fiscal 2009 was approximately $0.5 million and $0.2 million, respectively.

Net income attributable to noncontrolling interests, net of taxes.  The net income attributable to noncontrolling interests related primarily to an increase in net income of our Brazilian subsidiary, PASA, offset by a decrease in net income from Diapac, our subsidiary in Russia.  In fiscal 2009, net income attributable to noncontrolling interests was primarily attributable to an increase in net income from Diapac.

Income taxes.  Our effective income tax rate was approximately 38% for fiscal 2010 compared to approximately 45% for fiscal 2009. The decrease was primarily due to the impact of permanent tax differences and an adjustment to our liabilities related to uncertain tax provisions offset by higher state taxes.

Net income attributable to Mistras Group, Inc.  Net income attributable to Mistras Group, Inc. for fiscal 2010 was $10.4 million, or 4% of revenues, an increase of $5.0 million over net income attributable to Mistras Group, Inc. for fiscal 2009, which was $5.5 million, or 3% of revenues. The increase in net income was primarily the result of our revenue growth and lower interest expense, offset by higher SG&A expenses and research and engineering expenses and an increase to our provision for income taxes. Net income attributable to Mistras Group, Inc. was also positively impacted by the reversal of a legal provision of $0.3 in fiscal 2010 compared to a legal provision of  $2.1 million in fiscal 2009 related to the settlement of a lawsuit.

Net income (loss) attributable to common shareholders.  Net income attributable to common shareholders for fiscal 2010 was $16.9 million, an increase of $38.6 million when compared to fiscal 2009 which was a net loss of $21.6 million. This increase is primarily attributable to the conversion of all of our preferred shares outstanding to common stock, $27.1 million, as a result of our IPO in October 2009.

Segment results for fiscal 2011, 2010 and 2009

Segment discussions that follow provide supplemental information regarding the significant factors contributing to the changes in results for each of our business segments.

Services segment

Selected financial information for the Services segment was as follows for fiscal 2011, 2010 and 2009:

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Services segment
Revenues	$283,139	$227,782	$167,543
Cost of revenues	193,666	157,007	111,809
Depreciation	11,590	8,812	7,254
Gross profit	$77,883	$61,963	$48,480
Gross profit as a % of segment revenue	28%	27%	29%

Income from operations	$31,856	$22,614	$13,681
Income from operations as % of segment revenue	11%	10%	8%

Total depreciation and amortization	$15,979	$12,862	$10,603

Revenues.  Over the last three years, the largest increase in our total revenues was from our Services segment. Our Services segment revenues had a CAGR of 35% during this period with annual increases in fiscal 2011, 2010 and 2009 of $55.4 million, $60.2 million and $51.5 million, respectively. As a percentage of prior year segment revenues, these increases were approximately 24%, 36% and 44%, respectively.  In fiscal 2011, our Services revenues increased $55.4 million, or 24%, compared to fiscal 2010. The increase was attributable to organic growth of approximately 16%, and growth from acquisitions of approximately 8%. The increased sales activity was driven by base growth in manpower requirements, turn-around activities inside our evergreen contracts and several new multi-year contracts we entered into this year.  The industries contributing to this growth were oil and gas, chemical and power generation with the largest growth in dollars coming from the oil and gas industry, in both the downstream and midstream segments.  Customers in the oil and gas industry accounted for approximately 67% and 69% of our Services segment revenues in fiscal 2011 and 2010, respectively. The three-year CAGR from this target market has been approximately 40%. We also have experienced double digit CAGRs in most of our other target markets due to strong demand, the addition of new customers and increasing revenues from existing customers. We increased our revenues to existing customers by increasing our penetration on existing service offerings and providing different types of asset protection solutions.  Our top ten customers accounted for approximately 52%, 53% and 44% of our Services segment revenues during fiscal 2011, 2010 and 2009, respectively.  One customer, BP, represented approximately 21% of revenues for our Services segment in fiscal 2011, 2010 and 2009. Revenues from BP, as well as most of our larger oil and gas customers, are generated from numerous contracts and at multiple sites.

In fiscal 2010, our Services revenues increased $60.2 million, or 36%, compared to fiscal 2009. We estimate $25.8 million of the increase in revenues are from acquisitions compared to $33.6 million in the prior year. The balance of the growth came from several new multi-year contracts, particularly in the form of “evergreen” accounts. Also contributing to our revenue growth was an increase in turnaround projects and other large-scale projects that had been postponed in the third and fourth quarters of fiscal 2009.  In several of our non-energy related markets, we did experience slowing in our revenue growth because of the continuation of the economic downturn. Across all markets, we experienced pricing pressure, especially on new business and existing contract renewals.

Gross profit.  Our Services segment gross profit for fiscal 2011 was $77.9 million, or 28% of Services revenues, an increase of $15.9 million over fiscal 2010, which was $62.0 million, or 27% of revenues. The modest growth in gross margin, an increase of 0.3% from the previous year, is considered positive due to the pricing pressure from large master service agreements with larger oil and gas customers that drive our base revenues up while being awarded at competitive pricing.  While competitive pricing contracts remain a focus of many of our Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues.  In fiscal 2011 our unbilled labor expense, as a percentage of segment revenues, decreased approximately 70 basis points compared to fiscal 2010. Cost of revenues, excluding depreciation, as a percentage of revenues was 68% and 69% in fiscal 2011 and 2010, respectively. For fiscal 2011 and 2010 depreciation expense included in gross profit was $11.6 million and $8.8 million respectively, each representing approximately 4% of revenues. We continued to invest in additional field test equipment and fleet vehicles, which generate depreciation expense, to support our growth and reduce other operating costs, such as repairs and maintenance.

Our Services gross profit for fiscal 2010 was $62.0 million, or 27% as a percentage of segment revenues, an increase of $13.5 million over fiscal 2009. The decrease in gross profit percentage in fiscal 2010 however, relates to an increase in revenues from new multi-year contracts that often start with providing traditional NDT services, which generally produce lower margins, until such time as we are engaged in a stronger mix of advanced asset protection solutions, which carry higher margins. This was coupled with an expansion of our new centers of excellence and training which represents our continued investment in our technicians and our ability to provide new NDT solutions, but contributes to non-billable time. In fiscal 2010, depreciation expense included gross profit increased $1.6 million, a 22% increase, representing both new assets acquired and increased depreciation from our acquired businesses. During fiscal 2010, certain of our customers managed project activity and turnarounds differently than in the past, stopping or changing planned work schedules more abruptly or frequently than in the past, creating inefficiencies in the planning and utilization of labor. Compared to fiscal 2009, our number of certified technicians and related fringe benefit costs, particularly healthcare costs, increased.

Income from operations.  Our income from operations from our Services segment was $31.9 million in fiscal 2011, an increase of $9.2 million or 41% compared to fiscal 2010. As a percentage of segment revenues, our income from operations increased to approximately 11% in fiscal 2011 compared to approximately 10% in fiscal 2010.  SG&A expenses in our Services segment increased $6.5 million to $41.4 million in fiscal 2011 from $34.9 million in fiscal 2010, each representing approximately 15% of segment revenues. The Services segment SG&A expenses included higher compensation and benefit expenses of $4.5 million over the prior year attributed to normal compensation increases, including incentive compensation, and the cost of additional salary to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions.  Our acquisitions in fiscal 2011 accounted for approximately $1.7 million of our SG&A expenses.  Other increases in SG&A expenses in fiscal 2011 included professional service and consulting costs of approximately $0.7 million.  The year over year decrease in SG&A expenses as a percentage of sales, approximately 0.5%, reflects the benefit of increased leverage of our cost base resulting from higher sales volumes.  Depreciation and amortization expense used in determining income from operations was approximately $4.4 million and $4.0 million in fiscal 2011 fiscal 2010, respectively, each being 2% of revenues.

In fiscal 2010, significantly higher segment revenues, coupled with decreases in legal settlement costs and bad debt expense were the primary drivers for the increase in our operating margin. SG&A expenses in our Services segment for fiscal 2010 compared to fiscal 2009 increased $5.8 million, or 20%. This increase primarily related to higher operating costs of $5.4 million (primarily payroll expense and a corresponding increase in occupancy costs for rents and utilities) to support our acquisitions and overall growth. In addition, we continued our investment in new training, safety and quality programs to support new customer offerings and infrastructure. These increases were offset by a net decrease of $1.5 million in our provision for bad debt relating primarily to a large customer filing for bankruptcy in fiscal 2009.  Depreciation and amortization expense used in determining income from operations was $4.0 million and $3.3 million for fiscal 2010 and fiscal 2009, respectively, each being 2% of revenues.

Products and Systems segment

Selected financial information for the Products and Systems segment was as follows for fiscal 2011, 2010 and 2009:

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Products and Systems segment
Revenues	$26,105	$18,875	$17,310
Cost of revenues	12,238	8,290	7,994
Depreciation	628	670	840
Gross profit	$13,239	$9,915	$8,476
Gross profit as a % of segment revenue	51%	53%	49%

Income from operations	$5,123	$2,572	$1,664
Income from operations as % of segment revenue	20%	14%	10%

Total depreciation and amortization	$1,083	$887	$1,038

Revenues.  The Products and Systems segment also experienced growth in revenues over the last three years. Revenues were $26.1 million, $18.9 million and $17.3 million for fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, 2010 and 2009, the Products and Systems segment revenue growth was approximately 38%, 9%, and 4%, respectively. The largest customer for this segment is our International segment, which distributes these products primarily to our European, and Asian and North African markets, or, to a lesser extent, uses the products in their field testing and engineering services. Other larger markets representing approximately 55% of total segment revenues have been research and test laboratories, nuclear and fossil power, and industrial and aerospace companies.

Our Products and Systems revenue increase of $7.2 million in fiscal 2011 compared to fiscal 2010 resulted primarily from an acquisition completed in fiscal 2011, which accounted for $3.7 million, or 51%, of the increase.  Revenues also increased by an aggregate of $4.4 million in our Acoustic Emission, Vibrametrics and engineering product lines, offset by a $0.8 million decrease in our NDT product line.

In fiscal 2010, our Products and Systems revenues increased $1.6 million compared to fiscal 2009 due to an increase in acoustic emission revenues and several large NDT orders received during fiscal 2010. We also continued our expansion of our sales distribution channels by hiring additional industry-focused sales representatives to continue to drive sales growth. Offsetting these increases in revenues were decreases in our Vibrametrics and customer service product lines.

Gross profit. Our Products and Systems segment gross profit increased $3.3 million, or 34%, in fiscal 2011 compared to fiscal 2010.  As a percentage of segment revenues, our gross profit was approximately 51% and 53%, in fiscal 2011 and 2010, respectively. Our recent acquisition contributed $2.2 million in gross profit for fiscal 2011.  Depreciation expense used in determining gross profit for fiscal 2011 and 2010 was $0.6 million, or 2% of segment revenues, and $0.7 million, or 4% of segment revenues, respectively. Overall, the gross margin percentage decreased by 2% in fiscal 2011 as a result of an increase to our provision for slow-moving inventory of approximately $0.7 million.  Excluding this increase in the inventory reserve, the gross profit percentage for fiscal 2011 would have reflected a margin of approximately 53% of revenues.  The gross profit in our Products and Systems segment can fluctuate depending on volume and product mix. For example, our ultrasonic NDT solutions require custom product engineering to automatically inspect a wide range of parts varying in size and shape. This may include a small part from a jet engine to a major component of a Boeing 787 jet. The inspection of these large components requires the fabrication of large structures to facilitate testing, for which we generally use subcontractors and procure large, expensive components. The utilization of subcontractors and high cost parts for this work often yields lower gross margins.

For fiscal 2010 our Products and Systems segment gross profit of $9.9 million increased $1.4 million, or 17%, compared to fiscal 2009.  Our segment gross profit as a percentage of revenues for fiscal 2010 and 2009 was 53% and 49%, respectively. Depreciation expense used in determining gross profit for fiscal 2010 and 2009 was $0.7 million, or 4% of segment revenues, and $0.8 million, or 5% of segment revenues, respectively. The improvement in gross profit percentage was attributable to sales of higher margin products and several costs cutting initiatives implemented during the year.

Income from operations.  Our income from operations from our Products and Systems segment of $5.1 million for fiscal 2011 increased $2.6 million, or 99%, compared to fiscal 2010. As a percentage of Products and Systems segment revenues, our operating income increased to approximately 20% in fiscal 2011 compared to approximately 14% in fiscal 2010. The improvement in gross profit was the principal driver of the operating income improvement. Our recent acquisition contributed $1.5 million of income from operations in the fiscal year 2011.  Depreciation and amortization expense in determining segment income from operations was approximately $0.5 million, or 2% of revenues, and $0.2 million, or 1% of revenues, in fiscal 2011 and 2010, respectively.  Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations in fiscal 2011 and 2010 were $5.5 million, or 21% of segment revenues, and $4.9 million, or 26% of segment revenues, respectively. The largest increase in these costs can be attributed to our recent acquisition, which accounted for $0.4 million of fiscal 2011 SG&A expenses. Our research and engineering expenses decreased 8% to $2.1 million in fiscal 2011 compared to $2.3 million in fiscal 2010.  This was due to an adjustment to software capitalization in fiscal 2010 of $0.3 million.  Research and engineering expenses were $2.1 million, $2.3 million and $1.9 million in fiscal 2011, 2010 and 2009, respectively. As a percentage of our Products and Systems segment sales, these costs have represented 8%, 12% and 11% for the three years, respectively.

Our Products and Systems segment income from operations was $2.6 million, or 14% of revenues, and $1.7 million, or 10% of revenues, in fiscal 2010 and 2009, respectively. The improvement in gross profit was the principal driver of the operating income improvement. Our SG&A expenses in fiscal 2010 were 26% of segment revenues compared to 27% of revenues in fiscal 2009.  Depreciation and amortization expense in determining segment income from operations was approximately 1% in fiscal 2010 and 2009, respectively.  Segment selling, general and administrative expenses in fiscal 2010 and 2009 were $4.9 million, or 26% of segment revenues, and $4.7 million, or 27% of segment revenues, respectively. The largest increase in these costs can be attributed to increases in our sales force to better capture market opportunities in our target markets. Similarly, our research and engineering expenses have increased as a result of new hires, and were $2.3 million and $1.9 million in fiscal 2010 and 2009, respectively. As a percentage of our Products and Systems segment revenues, these costs have represented approximately 12% and 11% for the same period.

International segment

Selected financial information for our International segment was as follows for fiscal 2011, 2010 and 2009:

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
International segment
Revenues	$36,798	$30,920	$29,165
Cost of revenues	22,871	18,224	15,957
Depreciation and amortization	1,005	1,028	606
Gross profit	12,922	11,668	12,602
Gross profit as a % of segment revenue	35%	38%	43%

Income from operations	3,539	3,008	4,091
Income from operations as % of segment revenue	10%	10%	14%

Total depreciation and amortization	$1,396	$1,308	$900

Revenues.   Our International segment revenues increased $5.9 million, or 19%, to $36.8 million in fiscal 2011 compared to $30.9 million in fiscal 2010.  The increase is primarily attributable to organic growth of approximately 11% and acquisition growth of approximately 8%.  For the last three fiscal years, the International segment revenues, including currency fluctuations, had a CAGR of 16%, with annual increases of $5.9 million, $1.8 million and $5.4 million during fiscal 2011, 2010 and 2009, respectively. Revenues from customers in the oil and gas and chemicals markets have comprised approximately 47%, 50% and 57% of our International segment revenues during fiscal 2011, 2010 and 2009, respectively.  Most of this business is centered in major oil refineries in Europe and South America. Other revenues are more widely distributed including infrastructure, industrial, manufacturing and other testing companies, research centers and universities.

Our International segment contributed $1.8 million to our revenue growth for fiscal 2010 compared to fiscal 2009. For fiscal 2010, we estimate the organic segment growth was approximately 7%. In fiscal 2010, we had no segment growth attributable to acquisitions. Currency fluctuations in fiscal 2010 caused by the strengthening of the U.S. dollar resulted in $0.3 million in lower revenues, most of this variance occurring in the last half of fiscal 2010.  $2.0 million of our overall segment growth was from services we provided to a major oil and gas customer in Brazil and an aggregate of $1.5 million was from the United Kingdom, the Netherlands and India, offset by $1.0 million decrease in revenue from a large contract in Russia and a $0.7 million decrease in revenues in France.

Gross profit.  Our segment gross profit for fiscal 2011 was $12.9 million, or 35% of segment revenues, an increase of $1.3 million when compared to fiscal 2010 which was $11.7 million, or 38% of segment revenues.  The decrease in gross profit margin is a result of fewer overall acoustic emission product sales, which have a higher margin profile, an increase in more traditional NDT services, which carry lower margins, and an increase in reimbursable expenses, for which we receive only modest margins. Our segment gross profit for fiscal 2010 was $11.7 million, or 38% of segment revenues, a decrease of $0.9 million when compared to fiscal 2009 which was $12.6 million, or 43% of segment revenues.

Income from operations.  Our income from operations from our International segment of $3.5 million for fiscal 2011 increased $0.5 million, or 18%, when compared to fiscal 2010.   As a percentage of segment revenues, our income from operations remained at 10% from fiscal 2010 to fiscal 2011. Depreciation and amortization expense in determining segment income from operations was $0.4 million and $0.3 million, or approximately 1% of revenues, in fiscal 2011 and 2010, respectively.  Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations in fiscal 2011 and 2010 were $8.9 million, or 24% of segment revenues, and $8.3 million, or 27% of segment revenues, respectively. The largest increase in these costs can be attributed to our fiscal 2011 acquisition, which accounted for $0.4 million of fiscal 2011 SG&A expenses.  Foreign currency transaction gains included in income from operations were $0.5 million, $0.4 million and $0.2 million in fiscal 2011, 2010 and 2009, respectively.

Our income from operations from our International segment for fiscal 2010 was $3.0 million compared to $4.1 million for fiscal 2009.  As a percentage of segment revenues, our income from operations was 10% and 14% in fiscal 2010 and 2009, respectively. Our SG&A expenses for fiscal 2010 and 2009 were $8.3 million, or 27% of segment revenues, and $8.0 million, or 28% of segment revenues, respectively. The overall decrease in our operating income from fiscal 2009 is primarily attributable to lower profitability at our Russian and French subsidiaries.

Corporate and eliminations

The elimination in revenues and cost of revenues primarily relates to the elimination in consolidation of revenues from sales of our Products and Systems segment to the International segment. The other major item in the corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing, acquisition transactional costs, stock compensation expense and certain other costs. As a percentage of our total revenues, these costs have generally remained constant over the last three fiscal years, consisting of 3%, 3% and 2% of total revenues for fiscal 2011, 2010 and 2009, respectively. The increase in operating expenses in 2011 and 2010 primarily related to higher compensation and additional staff, audit and accounting fees and other general increases in expense at our corporate offices.

Liquidity and capital resources

Overview

We have primarily funded our operations through cash provided from operations, bank borrowings, stock offerings and capital lease financing transactions. We have used these proceeds to fund our operations, develop our technology, expand our sales and marketing efforts to new markets and acquire small companies or assets, primarily to add certified technicians and enhance our capabilities and geographic reach. In October 2009, we raised approximately $74.0 million in net proceeds through our IPO, which we subsequently used to repay our bank borrowings under our credit facility and to increase our cash and cash equivalents. In May 2011, we raised approximately $14.7 million in net proceeds through a secondary offering of our common stock, which we used to repay our bank borrowings and fund working capital.  We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, and our available borrowings under our credit agreement will be sufficient to meet our anticipated cash needs over the next 12 months.

Cash flows table

The following table summarizes our cash flows for fiscal 2011, 2010 and 2009:

Fiscal year	2011	2010	2009
(in thousands)
Net cash provided by (used in):
Operating Activities	$25,254	$18,987	$12,661
Investing Activities	(36,478)	(16,534)	(15,888)
Financing Activities	5,344	8,083	4,912
Effect of exchange rate changes on cash	722	(167)	428
Net change in cash and cash equivalents	$(5,158)	$10,369	$2,113

Cash flows from operating activities

Cash provided by our operating activities in fiscal 2011 was $25.3 million, an increase of $6.3 million over the prior fiscal year.  Positive operating cash flow was primarily attributable to higher net income excluding depreciation, amortization and other non-cash items of $40.4 million. The $6.3 million year over year increase was also impacted by an increase in working capital in fiscal 2011 compared to fiscal 2010. We used $15.1 million to fund an increase in our working capital during fiscal 2011 compared to $9.8 million in fiscal 2010.

Cash provided by our operating activities in fiscal 2010 was $19.9 million, an increase of $6.3 million over the prior fiscal year.  Positive operating cash flow was primarily attributable to higher net income excluding depreciation, amortization and other non-cash items of $28.8 million.  The $6.3 million year over year increase was also impacted by an increase in working capital in fiscal 2010 compared to fiscal 2009. We used $9.8 million to fund an increase in our working capital during fiscal 2010 compared to $8.2 million in fiscal 2009.

Cash flows from investing activities

Cash used in investing activities for fiscal 2011 was $36.5 million, an increase of $20.0 million from fiscal 2010.  Cash used in investing activities included the acquisition of five asset protection businesses for cash payments aggregating $26.2 million. Cash purchases of property, plant and equipment were $10.1 million and included $4.5 million to fund a land purchase and construction costs for a new operations and training facility in Houston, Texas.

Cash used in investing activities for fiscal 2010 was $16.5 million, an increase of $0.6 million from fiscal 2009. Cash purchases of property, plant and equipment were $1.9 million and were primarily related to equipment used by our technicians.  Cash used in investing activities also included our acquisition of three asset protection businesses for cash payments aggregating $14.7 million.

Cash flows from financing activities

For fiscal 2011, net cash provided by financing activities was $5.3 million, a decrease of $2.7 million from fiscal 2010. In May 2011, we completed a secondary offering of 3,754,061 shares of our common stock at a price of $16.00 share.  The Company sold 989,660 shares and 2,764,401 shares were sold by a selling stockholder. The Company received net proceeds of approximately $14.7 million from the offering. For fiscal 2011, net cash provided by financing activities primarily consisted of net proceeds from the secondary stock offering of approximately $14.7 million, and net borrowings under our credit facility of $3.9 million. These proceeds were offset by repayments of $13.4 million related to our capital lease obligations and other long-term debt.

For fiscal 2010, net cash provided by financing activities was $8.1 million, an increase of $3.2 million from fiscal 2009. In October 2009, we completed the sale of 6,700,000 shares of common stock at a price of $12.50 per share, providing net proceeds to the Company of approximately $74.0 million after deducting underwriters’ commissions and other expenses. We used approximately $66.6 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million). We made capital lease payments of $6.1 million during fiscal 2010.

Effect of exchange rate on changes in cash

For fiscal 2011, 2010 and 2009, exchange rate changes increased (decreased) our cash by $0.7 million, ($0.2) million and $0.4 million, respectively.

Cash balance and credit facility borrowings

As of May 31, 2011, we had cash and cash equivalents totaling $10.9 million and available borrowing capacity of $51.1 million under our current revolving credit facility. Our outstanding borrowings under our revolving credit facility were $3.9 million as of May 31, 2011. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

On July 22, 2009, we entered into a credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. Borrowings under the agreement were used to repay the outstanding indebtedness from our former credit facility and to fund acquisitions.

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

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it applicable. As of May 31, 2011, the interest rate for the borrowings under our revolving credit facility was 2.75%.

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

As of May 31, 2011, we were in compliance with the terms of the credit agreement, which we continuously monitor.

Liquidity and capital resources outlook

Future sources of cash

We expect our future sources of cash to include cash flow from operations, cash borrowed under our revolving credit facility and cash borrowed from leasing companies to purchase equipment and fleet service vehicles. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common stock and preferred stock, debt securities, warrants and units.  Accordingly, we may also obtain capital through the issuance of debt or equity securities, or a combination of both. As of August 1, 2011, there were no outstanding borrowings under the existing revolving credit facility.

Future uses of cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations.  We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we have certain equipment replacement needs, including our fleet vehicles. We historically spend approximately 3% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for fiscal 2011, 2010 and 2009 were approximately 3%, 1% and 3% of revenues, respectively. In October 2010, we entered into an agreement for the construction of a new operations and training facility that will consolidate our presence in the Houston, Texas metro area. This facility will serve as our Gulf Region headquarters and is expected to be completed by the end of the first quarter of fiscal 2012.  Total costs, including construction and land, are expected to be approximately $4.5 million.

Our anticipated acquisitions may also require capital. For example, subsequent to May 31, 2011, we made three acquisitions with an initial cash outlay of approximately $5.7 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we aggressively pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayment and various other obligations, including the commitments discussed in the table below, as they arise.

We also expect to use cash to support our working capital requirements for our operations, particularly in the event of further growth and due to the impacts of seasonality on our business. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new solutions and enhancements to existing solutions and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and future cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Contractual obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our long-term debt discussed below, consist of obligations under facility leases for office space and equipment leases.

The following table summarizes our outstanding contractual obligations as of May 31, 2011:

(in thousands)	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Beyond Fiscal 2017
Long-term debt	$21,851	$9,722	$4,469	$2,297	$1,853	$1,584	$1,926
Capital lease obligations (1)	16,936	6,538	4,732	3,489	1,736	441	—
Operating lease obligations	7,454	2,741	2,199	1,475	859	122	58
Contingent consideration obligations	9,650	2,750	2,250	2,200	2,450	—	—
Total	$55,891	$21,751	$13,650	$9,461	$6,898	$2,147	$1,984

(1)           Includes estimated cash interest to be paid over the remaining terms of the leases.

Long-term debt listed in the table above consists primarily of seller notes payable in connection with our acquisitions.

In addition to the above, we have certain acquisition-related contingent payments that may become payable if certain financial measures, as defined in each respective agreement, are achieved.

Off-balance sheet arrangements

During fiscal 2011, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical accounting policies and estimates

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include: the valuation of goodwill and intangible assets; the impairment of long-lived assets, allowances for doubtful accounts, reserves for inventory obsolescence, and reserves for self-insured workers compensation and health benefits.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report.

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

Multiple-element arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. Under current Financial Accounting Standards Board (FASB) guidance, the Company utilizes vendor-specific objective evidence to determine whether the multiple elements can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items, if the delivery or performance of the undelivered items is probable and in the control of the Company.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. We test goodwill for impairment annually in our fiscal fourth quarter using a two-step process. The first step identifies potential impairment by comparing the fair value of our reporting units to their carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. For purposes of our goodwill impairment testing, we have identified our reporting units as our operating segments. All of our segments have goodwill. The fair value of the reporting unit is determined using a market approach valuation model, specifically the quoted price method, and an income approach valuation model, specifically discounted cash flows. Our discounted cash flow analysis incorporates the following key assumptions: growth projections, our weighted average costs of capital, future capital expenditures and tax rates. There have been no significant changes in the assumptions and methodologies used for valuing goodwill since the prior year. There was $64.1 million and $44.3 million of goodwill at May 31, 2011 and 2010, respectively. The fair value of our reporting units significantly exceeds the carrying value of these reporting units for fiscal 2011 and 2010. Accordingly, there have been no impairments of goodwill. There were no impairment indicators present in the reporting units in fiscal 2011. A material negative change in our key assumptions would need to occur for our step one tests to indicate an impairment. Intangible assets are recorded at cost, with finite lives and are amortized on a straight-line basis over their estimated useful lives. We review intangible assets subject to amortization periodically to determine if any adverse condition exists or change in circumstances has occurred that would indicate impairment or change in useful life. If impairment exists, and it is determined that there is no recoverability, an impairment charge is recorded.

Impairment of long-lived assets

We perform a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. We had $49.2 million and $40.0 million in net property, plant and equipment as of May 31, 2011 and 2010, respectively, and did not record any impairment charges in the two fiscal years ended on those dates.

Long-lived assets, net outside of the U.S. totaled $13.2 million and $11.2 million as of May 31, 2011 and 2010, respectively.

Income taxes

Income taxes are accounted for under the asset and liability method. This process requires that we assess temporary differences between the book and tax basis of assets resulting from differing treatment between book and tax of certain items, such as depreciation. Deferred income tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of the deferred income tax assets will not be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies. As of May 31, 2011 and 2010, we had net deferred income tax expense of $1.8 million and $0.9 million, respectively.  With the exception of certain state and foreign deferred tax assets, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets.  We currently do not believe there are other outcomes that are reasonably likely to occur with regard to income taxes that would have a material impact on our fiscal 2011 and 2010 financial statements.

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect a significant impact on our financial statements when the guidance is adopted in fiscal 2012.

In April 2010, the FASB issued Accounting Standards Updates (ASU) 2010-17, which amends ASC 605, “Revenue Recognition”.  ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This guidance is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. We do not expect a significant impact on our financial statements when the guidance is adopted in fiscal 2012.

ITEM 7A.               Quantitative and qualitative disclosures about market risk

Interest rate sensitivity

We had cash and cash equivalents of $10.9 million at May 31, 2011. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had fallen by 10% in fiscal 2011, our interest income would not have been materially affected.

Foreign currency risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S.  dollars. For example, a portion of our annual sales and operating costs are denominated in British pound sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S.  dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S.  dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. A 10% change in the average U.S.  Dollar exchange rates for fiscal 2011 would cause a change in consolidated operating income of approximately $0.4 million. We may consider entering into hedging or forward exchange contracts in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mistras Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Mistras Group, Inc. and its subsidiaries at May 31, 2011 and May 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 12, 2011

Mistras Group, Inc. and Subsidiaries

Consolidated Balance Sheets

May 31, 2011 and 2010

(in thousands, except share and per share data)

	May 31, 2011	May 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$10,879	$16,037
Accounts receivable, net	78,031	54,721
Inventories, net	9,830	8,736
Deferred income taxes	1,278	2,189
Prepaid expenses and other current assets	6,761	6,599
Total current assets	106,779	88,282
Property, plant and equipment, net	49,168	39,981
Intangible assets, net	27,304	16,088
Goodwill	64,146	44,315
Other assets	1,240	1,273
Total assets	$248,637	$189,939

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$7,226	$7,610
Current portion of capital lease obligations	5,853	5,370
Accounts payable	6,656	4,640
Accrued expenses and other current liabilities	28,028	20,090
Income taxes payable	2,825	3,281
Total current liabilities	50,588	40,991
Long-term debt, net of current portion	14,625	5,691
Obligations under capital leases, net of current portion	9,623	9,199
Deferred income taxes	2,863	2,087
Other long-term liabilities	3,452	1,417
Total liabilities	81,151	59,385

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 27,667,122 and 26,663,528 shares issued and outstanding as of May 31, 2011 and May 31, 2010, respectively	277	267
Additional paid-in capital	180,594	162,054
Accumulated deficit	(14,017)	(30,448)
Accumulated other comprehensive income (loss)	303	(1,587)
Total Mistras Group, Inc. stockholders’ equity	167,157	130,286
Noncontrolling interest	329	268
Total equity	167,486	130,554
Total liabilities, preferred stock and equity	$248,637	$189,939

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended May 31, 2011, 2010 and 2009

(in thousands, except share and per share data)

	For the year ended May 31,
	2011	2010	2009
Revenues:
Services	$308,702	$248,672	$190,637
Products	29,887	23,456	18,496
Total revenues	338,589	272,128	209,133
Cost of revenues:
Cost of services	209,512	169,591	123,336
Cost of goods sold	12,468	8,889	7,831
Depreciation of services	12,576	9,840	7,860
Depreciation of products	630	670	840
Total cost of revenues	235,186	188,990	139,867
Gross profit	103,403	83,138	69,266
Selling, general and administrative expenses	65,983	55,463	46,456
Research and engineering	2,150	2,402	1,949
Depreciation and amortization	5,386	4,673	3,936
Legal reserve	273	(297)	2,100
Income from operations	29,611	20,897	14,825
Other expenses
Interest expense	2,773	3,531	4,614
Loss on extinguishment of long-term debt	—	387	—
Income before provision for income taxes	26,838	16,979	10,211
Provision for income taxes	10,502	6,527	4,558
Net income	16,336	10,452	5,653
Net loss (income) attributable to noncontrolling interests, net of taxes	95	(23)	(187)
Net income attributable to Mistras Group, Inc.	16,431	10,429	5,466
Accretion of preferred stock	—	6,499	(27,114)
Net income (loss) attributable to common shareholders	$16,431	$16,928	$(21,648)
Earnings (loss) per common share:
Basic	$0.61	$0.78	$(1.67)
Diluted	$0.61	$0.43	$(1.67)
Weighted average common shares outstanding:
Basic	26,724	21,744	13,000
Diluted	26,933	24,430	13,000

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (deficit)

Years ended May 31, 2011, 2010 and 2009

(in thousands)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total Mistras Group, Inc. Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Balance at May 31, 2008	13,000	$130	$725	$(25,728)	$398	$(24,475)	$58	$(24,417)

Net income	—	—	—	5,466	—	5,466	187	5,653
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(1,981)	(1,981)	—	(1,981)
Comprehensive Income						3,485	187	3,672
Accretion of preferred stock	—	—	—	(27,114)	—	(27,114)	—	(27,114)
Stock compensation	—	—	192	—	—	192	—	192
Balance at May 31, 2009	13,000	130	917	(47,376)	(1,583)	(47,912)	245	(47,667)

Net income	—	—	—	10,429	—	10,429	23	10,452
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(4)	(4)	—	(4)
Comprehensive Income						10,425	23	10,448
Accretion of preferred stock	—	—	—	6,499	—	6,499	—	6,499
Issuance of common stock upon conversion of class A & B preferred stock	6,759	68	84,416	—	—	84,484	—	84,484
Issuance of common stock from initial public offering, net	6,700	67	73,950	—	—	74,017	—	74,017
Stock compensation	—	—	2,695	—	—	2,695	—	2,695
Exercise of stock options	204	2	76	—	—	78	—	78
Balance at May 31, 2010	26,663	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	16,431	—	16,431	(95)	16,336
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,890	1,890	15	1,905
Comprehensive Income						18,321	(80)	18,241
Issuance of common stock from secondary offering, net	990	10	14,672	—	—	14,682	—	14,682
Stock compensation	3	—	3,751	—	—	3,751	—	3,751
Excess tax benefit from stock compensation	—	—	22	—	—	22	—	22
Exercise of stock options	11	—	95	—	—	95	—	95
Noncontrolling interest in subsidiary	—	—	—	—	—	—	141	141
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Fiscal Years Ended May 31, 2011, 2010 and 2009

(in thousands)

	For the year ended May 31,
	2011	2010	2009

Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$16,431	$10,429	$5,466
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,592	15,183	12,636
Deferred income taxes	1,779	907	146
Provision for doubtful accounts	253	532	2,097
Loss on extinguishment of long-term debt	—	387	—
Loss (gain) on sale of assets	21	196	(34)
Amortization of deferred financing costs	169	206	196
Stock compensation expense	3,751	2,695	192
Interest rate swap	(210)	(506)	161
Noncontrolling interest	(95)	23	187
Foreign currency gain	(335)	(1,284)	(213)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(22,664)	(15,213)	(8,849)
Inventories	(77)	(116)	(887)
Prepaid expenses and other current assets	—	(682)	(1,119)
Other assets	47	1,259	(403)
Accounts payable	1,904	1,806	(2,225)
Income taxes payable	(515)	3,748	(1,442)
Accrued expenses and other current liabilities	6,203	(583)	6,752
Net cash provided by operating activities	25,254	18,987	12,661
Cash flows from investing activities
Purchase of property, plant and equipment	(10,075)	(1,947)	(5,367)
Purchase of intangible assets	(520)	(36)	(346)
Acquisition of businesses, net of cash acquired	(26,195)	(14,699)	(10,464)
Proceeds from sale of equipment	312	148	289
Net cash used in investing activities	(36,478)	(16,534)	(15,888)
Cash flows from financing activities
Repayment of capital lease obligations	(6,230)	(6,071)	(4,825)
Repayment of long-term debt	(7,141)	(68,942)	(12,332)
Net borrowings (repayments) from revolver	3,850	(15,505)	2,360
Proceeds from borrowings of long-term debt	—	25,000	20,000
Net proceeds from other short-term borrowings	45	—	—
Debt issuance costs	—	(484)	(291)
Proceeds from capital contribution from noncontrolling interests	21	—	—
Net proceeds from issuance of common stock	14,682	74,007	—
Excess tax benefit from stock compensation	22	—	—
Proceeds from the exercise of stock options	95	78	—
Net cash provided by financing activities	5,344	8,083	4,912
Effect of exchange rate changes on cash and cash equivalents	722	(167)	428
Net change in cash and cash equivalents	(5,158)	10,369	2,113
Cash and cash equivalents
Beginning of period	16,037	5,668	3,555
End of period	$10,879	$16,037	$5,668
Supplemental disclosure of cash paid
Interest	$2,783	$3,943	$4,031
Income taxes	$9,257	$2,306	$6,510
Noncash investing and financing
Equipment acquired through capital lease obligations	$6,403	$5,986	$7,485
Issuance of notes payable and other debt obligations primarily related to acquisitions	$10,407	$5,739	$9,289

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

1.   Description of business and basis of presentation

Description of business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, the Company has historically provided a majority of its services to its customers on a regular, recurring basis. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

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

2.   Summary of significant accounting policies

Revenue recognition

Revenue recognition policies for the various sources of revenues are as follows:

Services

The Company predominantly derives revenues by providing its services on a time and material basis and recognizes revenues when services are rendered. At the end of any reporting period, there may be earned but unbilled revenues that are accrued. The Company had $2.9 million and $1.6 million of unbilled revenues accrued for fiscal 2011 and 2010, respectively. Payments received in advance of revenue recognition are reflected as deferred revenues.

Software

Revenues from the sale of perpetual licenses are recognized upon the delivery and acceptance of the software. Revenues from term licenses are recognized ratably over the period of the license. Revenues from maintenance, unspecified upgrades and technical support are recognized ratably over the period such items are delivered. For multiple-element arrangement software contracts that include non-

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

software elements, and where the software is essential to the functionality of the non-software elements (collectively referred to as software multiple-element arrangements), the Company applies the rules as noted below.

Products

Revenues from product sales are recognized when risk of loss and title passes to the customer. The exceptions to this accounting treatment would be for multiple-element arrangements (described below) or those situations where specialized installation or customer acceptance is required. Payments received in advance of revenue recognition are reflected as deferred revenues.

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

Multiple-element arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. Under current Financial Accounting Standards Board (FASB) guidance, the Company utilizes vendor-specific objective evidence to determine whether the multiple elements can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items, if the delivery or performance of the undelivered items is probable and in the control of the Company.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of net assets of the acquired business at the date of acquisition. The Company tests goodwill for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. There was no impairment of goodwill for the years ended May 31, 2011, 2010 and 2009.

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

Advertising, promotions and marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $0.8 million, $0.8 million and $0.5 million for fiscal 2011, 2010 and 2009, respectively.

Fair value of financial instruments

The Company includes disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate fair value based on the short-term nature of the accounts. The fair value of the Company’s debt and capital lease obligations at May 31, 2011 was approximately $1.6 million lower than carrying value. The Company estimated fair value using a discounted cash flow analysis using pricing for similar debt arrangements in an active market.

Foreign currency translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using their functional currency, which in all cases presently, is the local currency. Assets and liabilities of the foreign subsidiaries are translated into the U.S.  dollar at the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate during the year. Translation gains and losses are reported as a component of other comprehensive income for the period and included in accumulated other comprehensive income within stockholders’ equity. Foreign currency translation gains are included in net income and were approximately $0.3 million, $1.3 million and $0.2 million in fiscal 2011, 2010 and 2009 respectively.

Derivative financial instruments

The Company recognizes its derivatives as either assets or liabilities, measures those instruments at fair value and recognizes the changes in fair value of the derivative in net income or other comprehensive income, as appropriate. In the past, the Company has hedged a portion of the variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company does not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of these instruments are reported as a component of interest expense. As of May 31, 2011, the Company had no outstanding interest rate swap contracts.

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

We have one customer, BP, which accounted for 18%, 18% and 17% of revenues for fiscal 2011, 2010 and 2009, respectively.   Accounts receivable from this customer was approximately 15% and 10% of total accounts receivable, net at May 31, 2011 and 2010, respectively. Our relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  We conduct business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

Self insurance

The Company is self-insured for certain losses relating to workers compensation and health benefits claims. The Company maintains third-party excess insurance coverage for all workers compensation and health benefit claims in excess of approximately $0.3 million to reduce its exposure from such claims. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date. Management monitors and reviews all claims and their related liabilities on an ongoing basis.

Stock-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The Company uses the “straight-line” attribution method for allocating compensation costs and recognizes the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock option awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the expected term of stock option awards and the estimated volatility of the Company’s common stock price. The Black-Scholes model is sensitive to changes in these two variables.  Since the Company’s initial public offering (IPO), the expected term of the Company’s stock options is generally determined using the mid-point between the vesting period and the end of the contractual term. Expected stock price volatility is typically based on the daily historical trading data for a period equal to the expected term. Because the Company’s historical trading data only dates back to October 8, 2009, the first trading date after its IPO, the Company has estimated expected volatility using an analysis of the stock price volatility of comparable peer companies.  Prior to the Company’s IPO, the exercise price equaled the estimated fair market value of the Company’s common stock, as determined by its board of directors. Since the Company’s IPO, the exercise price of stock option grants is determined using the closing market price of the Company’s common stock on the date of grant.

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	For the years ended May 31,
	2011	2010	2009

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44%	44%	41%
Risk-free interest rate	2.6%	1.9%-3.0%	3.3%
Expected term (years)	6.3	4.0-6.3	4.0

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

Recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect a significant impact on the financial statements of the Company when the guidance is adopted in fiscal 2012.

In April 2010, the FASB issued Accounting Standards Updates (ASU) 2010-17, which amends ASC 605, “Revenue Recognition”.  ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This guidance is effective prospectively for milestones achieved in fiscal years beginning on or after June 15, 2010. The Company does not expect a significant impact on the financial statements of the Company when the guidance is adopted in fiscal 2012.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	For the years ended May 31,
	2011	2010	2009

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to common shareholders	$16,431	$16,928	$(21,648)
Denominator
Weighted average common shares outstanding	26,724	21,744	13,000
Basic earnings (loss) per share	$0.61	$0.78	$(1.67)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common shareholders	$16,431	$10,429	$(21,648)
Denominator
Weighted average common shares outstanding	26,724	21,744	13,000
Dilutive effect of stock options outstanding	173	298	—
Dilutive effect of restricted stock units outstanding	36	—	—
Dilutive effect of conversion of preferred shares	—	2,388	—
	26,933	24,430	13,000
Diluted earnings (loss) per share	$0.61	$0.43	$(1.67)

The following weighted-average common shares and equivalents related to options outstanding under the Company’s stock option plans and the conversion of its outstanding preferred stock conversion were excluded from the computation of diluted earnings (loss) per share as the effect would have been anti-dilutive:

	For the years ended May 31,
	2011	2010	2009

Common stock equivalents attributable to stock options outstanding	2,154	2,252	556
Common stock equivalents attributable to conversion of preferred shares	—	—	6,759
Total shares	2,154	2,252	7,315

4.   Accounts receivable and allowance for doubtful accounts

An allowance for doubtful accounts is provided against accounts receivable for amounts management believes may be uncollectible. Changes in the allowance for doubtful accounts are represented by the following:

	2011	2010	2009

Balance, beginning of year	$1,661	$3,303	$1,332
Provision for doubtful accounts	258	525	2,140
Write-offs, net of recoveries	(179)	(2,180)	(81)
Foreign exchange translation	29	13	(88)

Balance, end of year	$1,769	$1,661	$3,303

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

In January 2009, a customer filed to reorganize under Chapter 11 of the U.S Bankruptcy Code. Total pre-petition accounts receivable from this customer as of May 31, 2010 was approximately $2.3 million. During fiscal 2010, the Company wrote off approximately $2.0 million, or 84% of the pre-petition balance. This customer emerged from Chapter 11 during the Company’s fiscal year ending 2011.

5.   Inventories

Inventories consist of the following at May 31, 2011 and 2010:

	2011	2010

Raw materials	$2,832	$2,564
Work in process	1,531	2,252
Finished goods	3,623	2,655
Supplies	1,844	1,265
	$9,830	$8,736

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.0 million and $0.9 million at May 31, 2011 and 2010, respectively.

6.   Property, plant and equipment, net

Property, plant and equipment consist of the following at May 31, 2011 and 2010:

	Useful Life (Years)	2011	2010
Land		$2,210	$1,304
Building and improvements	30-40	14,779	10,240
Office furniture and equipment	5-8	5,006	1,479
Machinery and equipment	5-7	80,587	68,238

		102,582	81,261
Accumulated depreciation and amortization		(53,414)	(41,280)
		$49,168	$39,981

Depreciation expense was approximately $13.5 million, $10.9 million and $8.8 million for the years ended May 31, 2011, 2010 and 2009, respectively.

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

7.   Goodwill

The changes in the carrying amount of goodwill at May 31, 2011 and 2010 are as follows:

	2011	2010

Balance, beginning of year	$44,315	$38,642
Goodwill acquired during the year	19,435	5,189
Post-acquisition adjustments	—	393
Foreign currency translation	396	91

Balance, end of year	$64,146	$44,315

8.   Acquisitions

The Company made five acquisitions during fiscal 2011 for strategic market expansion. These acquisitions were asset protection companies specializing in in-house aerospace component inspection; rope access; imaging, data mining and archiving; and advanced ultrasonic inspection. These companies were acquired to complement our service and product offerings within our Services, Products and Systems, and International segments. Four of the acquisitions were asset purchases, but which met the definition of “acquisitions of businesses” under the provision FASB Accounting Standards Codification (ASC) 805-10-20. In the remaining acquisition, we acquired 80% of the common stock of the acquiree. The holders of the remaining 20% interest can require the Company to purchase the noncontrolling interest at any time for a price based upon EBITDA of the acquiree’s operations. The estimated fair value of the minority holders’ put option was de minimis as of May 31, 2011. The 20% minority interest is reflected as noncontrolling interest in stockholders’ equity. In addition to the cash and debt consideration, the Company also accrued a liability of approximately $4.6 million as of May 31, 2011, which represents the estimated fair value of contingent consideration expected to be payable in the event that certain of the acquired companies achieve specific performance metrics over the next four years of operations. In fiscal 2011, there were no changes to the initial estimated fair value of contingent consideration. The potential contingent consideration ranges from zero to $9.2 million and would be payable annually based upon operational performance for the fiscal years ended May 31, 2012 through 2015.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of May 31, 2011 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. Results of operations for the period from acquisition date are reported in each respective operating segment’s statement of operations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	2011	2010	2009

Number of entities	5	3	5

Cash paid	$26,195	$14,350	$10,464
Subordinated notes issued	10,387	5,399	7,343
Debt assumed	1,120	—	1,475
Contingent consideration	4,649	687	471

Purchase price	$42,351	$20,436	$19,753

Current net assets acquired	924	939	697
Property, plant and equipment	6,365	5,124	4,244
Deferred tax asset	80	1,067	—
Intangibles, primarily customer lists	15,664	8,239	3,982
Goodwill	19,435	5,067	10,830
Less: noncontrolling interest	(117)	—	—

Net assets acquired	$42,351	$20,436	$19,753

The amortization period of intangible assets acquired ranges from one to fifteen years. The Company recorded approximately $19.4 million of goodwill in connection with our fiscal 2011 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. Substantially all of the goodwill recognized is expected to be deductible for tax purposes.

Revenues and income from operations included in the Consolidated Statement of Operations for fiscal 2011 from these acquisitions for the period subsequent to the closing of each transaction was approximately $19.0 million and $2.5 million, respectively.

The unaudited pro forma information for the periods set forth below gives effect to the fiscal 2011 acquisitions as if they had occurred at the beginning of the annual period presented. The pro forma information is present for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, in thousands):

	For the years ended May 31,
	2011	2010

Revenues	$370,392	$299,054

Income from operations	$34,052	$22,267

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

9.   Intangible assets

The gross carrying amount and accumulated amortization of intangible assets at May 31, 2011 and 2010 are as follows:

		2011			2010
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Software	3-5	$7,635	$(6,127)	$1,508	$5,343	$(4,166)	$1,177
Customer lists	5-7	36,305	(17,609)	18,696	27,191	(14,256)	12,935
Coventants not to compete	2-5	7,605	(6,754)	851	7,075	(5,709)	1,366
Other	2-5	8,572	(2,323)	6,249	3,704	(3,094)	610

		$60,117	$(32,813)	$27,304	$43,313	$(27,225)	$16,088

Amortization expense for the years ended May 31, 2011, 2010 and 2009 was approximately $5.0 million, $4.2 million and $3.8 million, respectively, including amortization of software for the years ended May 31, 2011, 2010 and 2009 of $0.4 million, $0.5 million and $0.7 million, respectively.

The following is the approximate amount of amortization expense in each of the years ending subsequent to May 31, 2011:

Amortization expense years ending May 31,

2012	$5,311
2013	4,901
2014	4,538
2015	4,084
2016	2,983
Thereafter	5,487

Total	$27,304

10.   Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following at May 31, 2011 and 2010:

	2011	2010

Accrued salaries, wages and related employee benefits	$12,066	$8,158
Other accrued expenses	7,452	2,740
Accrued worker compensation and health benefits	6,471	8,041
Deferred revenues	2,039	1,151

Total	$28,028	$20,090

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

11.   Long-term debt

Long-term debt consists of the following at May 31, 2011 and 2010:

	2011	2010
Senior credit facility:
Revolver	$3,850	$—
Notes payable	15,808	11,023
Other	2,193	2,278
	21,851	13,301
Less: Current maturities	(7,226)	(7,610)
Long-term debt, net of current maturities	$14,625	$5,691

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

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at the Company’s option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0% and 1.0%, if the lenders determine it is applicable.

Notes payable and other

In connection with acquisitions through fiscal 2011, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10.0% imputed interest. Unamortized discount on the notes was approximately $0.1 million and $0.3 million as of May 31, 2011 and 2010, respectively.  Amortization is recorded as interest expense in the Consolidated Statements of Operations.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to May 31, 2011 are as follows:

2012	$9,722
2013	4,469
2014	2,297
2015	1,853
2016	1,584
Thereafter	1,926

Total	$21,851

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

12. Financial instruments

In calendar 2010, the Company hedged a portion of the variable rate interest payments on its debt using an interest rate swap contract to convert variable payments into fixed payments. The Company did not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of this instrument were reported as a component of interest expense. The interest rate swap contract matured in November 2010 and had a notional amount of $8.0 million. The following outlines the significant terms of the contract and the fair value of the contract as of May 31, 2010.

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

13.  Obligations under capital leases

The Company leases certain office space, including its headquarters, and service equipment under capital leases, requiring monthly payments ranging from $1 thousand to $66 thousand, including effective interest rates that range from approximately 3% to 15% expiring through May 2016. The net book value of assets under capital lease obligations was $14.4 million and $14.0 million at May 31, 2011 and 2010, respectively.

Scheduled future minimum lease payments subsequent to May 31, 2011 are as follows:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

2012	$6,538
2013	4,732
2014	3,489
2015	1,736
2016	441
Thereafter	—
Total Minimum Lease Payments	16,936
Less: amount representing interest	(1,460)
Present value of minimum lease payments	15,476
Less: current portion of obligations under capital leases	(5,853)

Obligations under capital leases, net of current portion	$9,623

14.  Commitments and contingencies

Operating leases

The Company is party to various noncancelable lease agreements, primarily for its international and domestic office and lab space. Minimum future lease payments under noncancelable operating leases in each of the five years subsequent to May 31, 2011 are as follows:

2012	$2,741
2013	2,199
2014	1,475
2015	859
2016	122
Thereafter	58

Total	$7,454

Total rent expense was $4.2 million, $3.2 million and $3.1 million for the years ended May 31, 2011, 2010 and 2009, respectively.

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

The Company is a defendant in two related class action lawsuits in California, based upon alleged violations of California labor and employment law: Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), filed in September 2009, and Ballard v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. 2:10-cv-03186 (PSG)), filed in March 2010.  Both of these cases were brought on behalf of existing and former California employees of the Company and its subsidiaries for alleged violation of various labor and employment laws, primarily for failure to pay wages timely and for having defective wage statements, as well as other claims, and sought penalties under the California Private Attorneys General

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

Act.  The Ballard case was filed shortly after the plaintiff’s request to certify the Quiroz case as a class action suit was denied by the same attorney representing the plaintiff in the Quiroz case.

The Company and counsel for the plaintiffs in both the Quiroz and Ballard cases have agreed upon a combined settlement, which received final court approval on August 1, 2011. The Company has reserved approximately $0.2 million in connection with this settlement, the charges for which were taken in fiscal 2011. This reserve represents the Company’s estimate of its total liability related to the approved settlement of these cases, net of insurance reimbursements.

Acquisition related

The Company is liable for contingent consideration in connection with its acquisitions (See Note 8).

15.  Employee benefit plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after six months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was approximately $1.9 million, $1.4 million and $1.0 million for the years ended May 31, 2011, 2010 and 2009, respectively.

The Company participates with other employers in contributing to a union plan, which covers certain U.S. based union employees. The plan is not administered by the Company and contributions are determined in accordance with provisions of a collective bargaining agreement. The Company’s contributions to the plan were approximately $1.0 million, $0.5 million, and $0.3 million for the years ended May 31, 2011, 2010 and 2009, respectively. The Company has benefit plans covering certain employees in selected foreign countries. Amounts charged to expense under these plans were not significant in any year.

16.  Income taxes

Income before provision for income taxes is as follows:

	For the years ended May 31,
	2011	2010	2009

Income before provision for income taxes from:
U.S. operations	$22,422	$14,557	$6,426
Foreign operations	4,416	2,422	3,785

Earnings before income taxes	$26,838	$16,979	$10,211

The provision for income taxes consists of the following:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	For the years ended May 31,
	2011	2010	2009

Current
Federal	$5,921	$3,797	$2,079
States and local	1,589	1,044	860
Foreign	1,444	890	1,379
Reserve for uncertain tax positions	(231)	(112)	94
Total current	8,723	5,619	4,412
Deferred
Federal	2,036	883	275
States and local	(359)	453	(12)
Foreign	85	(230)	(142)
Total deferred	1,762	1,106	121
Net change in valuation allowance	17	(198)	25
Net deferred	1,779	908	146
Provision for income taxes	$10,502	$6,527	$4,558

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the years ended May 31,
	2011		2010		2009

Federal tax at statutory rate	$9,393	35.0%	$5,943	35.0%	$3,472	34.0%
State taxes, net of federal benefit	799	2.9%	987	5.8%	560	5.5%
Foreign tax at lower rates	(16)	(0.1)	(189)	(1.1)%	(37)	(0.4)%
Permanent differences	585	2.2%	255	1.5%	414	4.1%
Other	(276)	(1.0)	(271)	(1.6)%	124	1.2%
Change in valuation allowance	17	0.1%	(198)	(1.2)%	25	0.2%

Total provision for income taxes	$10,502	39.1%	$6,527	38.4%	$4,558	44.6%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities at May 31 are as follows:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	For the years ended May 31,
	2011	2010	2009

Deferred income tax assets
Allowance for doubtful accounts	$560	$539	$1,074
Inventory	444	393	236
Intangible assets	4,919	4,314	3,607
Accrued expenses	782	579	245
Net operating loss carryforward	102	595	442
Capital lease obligation	797	998	1,187
Deferred stock based compensation	2,032	1,269	206
Other	193	219	472
Deferred income tax assets	9,829	8,906	7,469
Valuation allowance	(31)	(13)	(210)
Net deferred income tax assets	9,798	8,893	7,259
Deferred income tax liabilities
Property and equipment	(7,078)	(5,015)	(3,419)
Goodwill	(3,655)	(2,613)	(2,658)
Intangible assets	(226)	(277)	—
Other	(424)	(886)	(788)
Deferred income tax liabilities	(11,383)	(8,791)	(6,865)
Net deferred income taxes	$(1,585)	$102	$394

At May 31, 2011, the Company has recorded a valuation allowance against certain state and foreign deferred income tax assets based on its assessment that the respective deferred income tax assets would not be realized.  As of May 31, 2011, the Company has available state net operating losses of approximately $1.1 million with expiration dates starting in 2015.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the years ended May 31,
	2011	2010	2009
Balance at June 1	502	$558	$534
Additions for tax positions related to the current fiscal year	31	—	53
Additions for tax positions related to prior years	54	111	113
Decreases for tax positions related to prior years	(119)	—	(2)
Settlements	—	—	—
Reductions related to the expiration of statutes of limitations	(93)	(167)	(140)
Balance at May 31	375	502	558

The Company has recorded the unrecognized tax benefits in Other Long-Term Liabilities in the consolidated balance sheets as of May 31, 2011, 2010 and 2009.  As of May 31, 2011, 2010 and 2009, there were approximately $0.4 million, $0.6 million, and $0.7 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

significant for the years ending May 31, 2011, 2010 and 2009.  The Company does not anticipate material changes to its unrecognized tax benefits within the next year.

The Company has not recognized U.S. tax expense on its undistributed international earnings of approximately $2.9 million and $1.8 million for fiscal 2011 and 2010, respectively, since it intends to reinvest the earnings outside the United States.  Any additional U.S. income taxes incurred would be reduced by available foreign tax credits. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability may have been required.

17.  Capitalization

Common Stock

In October 2009, the Company completed its initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares and received net proceeds of approximately $74.0 million from the offering. The Company used  approximately $68.0 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million) in October 2009, as well as approximately $1.5 million to pay costs and expenses related to the offering. The remaining proceeds of approximately $6.0 million was used in connections with acquisitions the Company has made and for working capital purposes.

In May 2011, the Company completed a secondary offering of 3,754,061 shares of common stock at a price of $16.00 share.  The Company sold 989,660 shares and 2,764,401 shares were sold by a selling stockholder.  The Company received net proceeds of approximately $14.7 million from the offering. The Company intends to use the net proceeds for general corporate purposes including the reduction of outstanding indebtedness, acquisitions, capital expenditures and working capital.

Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Preferred stock

Prior to its IPO in October 2009, the Company completed several private placements of its Class A and Class B preferred stock. These preferred shares included various redemption and conversion features and were reported outside the equity section and adjusted to fair value, which represented their redemption value at each reporting date. Effective upon the closing of the IPO, all of the preferred shares outstanding as of the offering were converted to common stock.

Equity awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,997,000 shares were available for future grants as of May 31, 2011. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of May, 2011, there were stock options for a total of approximately 2,867,000 shares of common stock and approximately 213,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

For the fiscal year ended May 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense related to stock option awards of approximately $3.3 million, $2.7 million and $0.2 million, respectively. Cash proceeds from and the aggregate intrinsic value of stock options exercised during the years ended May 31, 2011, 2010 and 2009 were as follows:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	For the years ended May 31,
	2011	2010	2009
Cash proceeds from options exercised	$95	$78	$—
Aggregate intrinsic value of options exercised	97	2,167	—

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of May 31, 2011 is as follows (in thousands, except per share amounts):

	For the years ended May 31,
	2011		2010		2009
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price

Outstanding at beginning of year:	2,925	$12.29	940	$6.81	488	$3.44
Granted	35	$10.03	2,219	$13.48	452	$10.46
Exercised	(11)	$8.35	(205)	$0.38	—	$—
Expired or forfeited	(82)	$12.77	(29)	$9.54	—	$—
Outstanding at end of year:	2,867	$12.27	2,925	$12.29	940	$6.81

Options exercisable at end of year	952		263		334
Weighted average fair value (per share) of options granted during the period		$4.47		$5.10		$3.74

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.38-$6.15	245	5.8	$5.16	193	$4.89
$6.16-$14.67	2,622	8.2	$12.93	759	$12.62

	2,867			952

Aggregate Intrinsic Value	$14,743			$6,056

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

The Company also recognized approximately $0.5 million in stock-based compensation expense related to restricted stock unit awards during the fiscal year ended May 31, 2011. There was no such expense incurred in fiscal 2010 and 2009. As of May 31, 2011, there was approximately $1.7 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.2 years.

18.  Related party transactions

The Company leases its headquarters under a capital lease (Note 13) from a shareholder and officer of the Company requiring monthly payments through October 2014. Total rent payments made during fiscal 2011 were approximately $0.8 million.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer, requiring monthly payment through January 2016.  Total rent payment made during fiscal 2011 were approximately $0.2 million.

19.  Segment disclosure

The Company’s three segments are:

•                  Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  Products and Systems. This segment designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

•                  International. This segment offers services, products and systems similar to those of our other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by our Products and Systems segment.

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

Selected financial information by segment for the periods shown was as follows:

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Revenues (1)
Services	$283,139	$227,782	$167,543
Products and Systems	26,105	18,875	17,310
International	36,798	30,920	29,165
Corporate and eliminations	(7,453)	(5,449)	(4,885)
	$338,589	$272,128	$209,133

(1)          Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.  The Services segment had sales to other operating segments of $1.4 million, $0.5 million and $0.1 million for fiscal 2011, 2010 and 2009, respectively. The Products and Systems segment had sales to other operating segments of $4.4 million, $4.4 million and $3.9 million for fiscal 2011, 2010 and 2009, respectively. The International segment had sales to other operating segments of $0.3 million, $0.6 million and $0.3 million for fiscal 2011, 2010 and 2009, respectively.

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Gross profit
Services	$77,883	$61,963	$48,480
Products and Systems	13,239	9,915	8,476
International	12,922	11,668	12,602
Corporate and eliminations	(641)	(408)	(292)
	$103,403	$83,138	$69,266

	Years ended May 31,
	2011	2010	2009

Income from operations
Services	$31,856	$22,614	$13,681
Products and Systems	5,123	2,572	1,664
International	3,539	3,008	4,091
Corporate and eliminations	(10,907)	(7,297)	(4,611)
	$29,611	$20,897	$14,825

Operating income by operating segment includes intercompany transactions, which are eliminated in corporate and eliminations.

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	Years ended May 31,
	2011	2010	2009
	($ in thousands)
Depreciation and amortization
Services	$15,979	$12,862	$10,603
Products and Systems	1,083	887	1,038
International	1,396	1,308	900
Corporate and eliminations	134	126	95
	$18,592	$15,183	$12,636

	As of May 31,
	2011	2010

Intangible assets, net
Services	$15,900	$14,042
Products and Systems	10,250	1,016
International	771	504
Corporate and eliminations	383	526
	$27,304	$16,088

	As of May 31,
	2011	2010

Goodwill
Services	$51,745	$42,804
Products and Systems	10,557	—
International	1,844	1,511
Corporate and eliminations	—	—
	$64,146	$44,315

	As of May 31,
	2011	2010

Long-lived assets
Services	$109,978	$91,040
Products and Systems	23,235	3,837
International	6,504	4,957
Corporate and eliminations	901	550
	$140,618	$100,384

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

	As of May 31,
	2011	2010

Total assets
Services	$188,693	$149,769
Products and Systems	36,450	21,817
International	26,431	19,163
Corporate and eliminations	(2,937)	(810)
	$248,637	$189,939

Revenues by geographic area

Net revenues by geographic area for the fiscal years ended May 31, 2011, 2010 and 2009 were as follows:

	Years ended May 31,
	2011	2010	2009

Revenues
United States	$277,585	$223,808	$162,815
Other Americas	25,338	16,366	16,293
Europe	25,192	20,454	20,692
Asia-Pacific	10,474	11,500	9,333
	$338,589	$272,128	$209,133

No individual foreign country’s revenues or long-lived assets were material for disclosure purposes.

20.  Subsequent event

Subsequent to fiscal 2011, the Company acquired three asset protection businesses for approximately $5.7 million in cash. In addition to the cash consideration, the agreement allows for contingent consideration to be earned based upon certain of the acquired companies reaching specific performance metrics over the next four years of operation. The Company is in the process of completing the preliminary purchase price allocation. These acquisitions were not individually significant and no pro forma information has been included.

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(continued)

(tabular dollars in thousands, except per share data)

21.  Selected quarterly financial information (unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2011 and 2010 (in thousands, except per share amounts):

Fiscal quarter ended	May 31, 2011	February 28, 2011	November 30, 2010	August 31, 2010	May 31, 2010	February 28, 2010	November 30, 2009	August 31, 2009
(in thousands)
Revenues	$102,129	$79,213	$88,837	$68,410	$79,784	$64,356	$71,899	$56,089
Cost of Revenues	66,422	53,156	57,734	44,668	51,780	43,984	46,248	36,468
Depreciation	3,487	3,460	3,295	2,964	2,659	2,745	2,635	2,471
Gross Profit	32,220	22,597	27,808	20,778	25,345	17,627	23,016	17,150
Selling, general and administrative expense	18,884	16,005	15,615	15,479	14,534	14,110	13,686	13,133
Research and engineering	512	514	569	555	884	586	449	483
Depreciation and amortization	1,497	1,385	1,326	1,178	1,115	1,299	1,214	1,045
Legal reserve	(78)		101	250	—	—	—	(297)
Income from operations	11,405	4,693	10,197	3,316	8,812	1,632	7,667	2,786
Net income (loss)	$6,718	$2,443	$5,678	$1,592	$5,278	$774	$3,562	$815

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended May 31, 2011, our disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of  financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management concluded that, as of May 31, 2011, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2011 annual shareholders meeting.   The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual shareholders meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of May 31, 2011 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)

Equity Compensation Plans Approved by Security Holders (1)	2,867	$12.27	1,997

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,867	$12.27	1,997

(1)          Includes all the Company’s plans:  1995 Incentive Stock Option and Restricted Stock Plan, 2007 Stock Option Plan and 2009 Long-Term Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual shareholders meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual shareholders meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  The following financial statements are filed herewith in Item 8 of Part II above:

Notes to consolidated financial statements	60

(2)          Financial Statement Schedules

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)          Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

3.2

Amended and Restated Bylaws (filed as exhibit 3.2 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

4.1

Specimen certificate evidencing shares of common stock (filed as exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 5) filed on September 23, 2009 (Registration No. 333-151559) and incorporated herein by reference.

10.1

Form of Indemnification Agreement for directors and officers (filed as exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.2

Second Amended and Restated Credit Agreement dated as of July 22, 2009 (filed as exhibit 10.3 to Registration Statement on Form S-1 (Amendment No. 6) filed on October 6, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.3

Amendment dated as of December 14, 2009, to the Second Amended and Restated Credit Agreement (filed as exhibit 10.1 to Current Report on Form 8-K filed December 18, 2009 and incorporated herein by reference)

10.4†

Employment Agreement between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.4 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.5†

Amendment to Employment Agreement, dated July 14, 2010, between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.6†

1995 Incentive Stock Option and Restricted Stock Purchase Plan (filed as exhibit 99.1 to the Registration Statement on Form S-8 filed on February 3, 2010 (Registration No. 333-164688) and incorporated herein by reference)

10.7†

2007 Stock Option Plan and form of Stock Option Agreement (filed as exhibit 10.5 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.8†

2009 Long-Term Incentive Plan (filed as exhibit 10.6 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference).

10.9†

Form of 2009 Long-Term Incentive Plan Stock Option Agreement (filed as exhibit 10.7 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.10†

Form of 2009 Long-Term Incentive Plan Restricted Stock Agreement (filed as exhibit 10.8 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.11†

Form of Restricted Stock Unit Certificate for awards under 2009 Long-Term Incentive Plan (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on January 13, 2011 and incorporated herein by reference)

10.12†	Compensation Plan for Non-Employee Directors (July 2010) (filed as exhibit 10.2 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.13†*	Compensation Plan for Non-Employee Directors (June 2011)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates a management contract or any compensatory plan, contract, or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ SOTIRIOS J. VAHAVIOLOS
Sotirios J. Vahaviolos
Chairman, President and Chief Executive Officer

Date: August 12, 2011

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

Signature	Title	Date

/s/Sotirios J. Vahaviolos	Chairman, President and Chief Executive	August 12, 2011
Sotirios J. Vahaviolos	Officer (Principal Executive Officer)
and Director

/s/ Francis T. Joyce	Executive Vice President, Chief Financial	August 12, 2011
Francis T. Joyce	Officer and Treasurer (Principal Financial and
Accounting Officer)

/s/Daniel M. Dickinson	Director	August 12, 2011
Daniel M. Dickinson

/s/ James J. Forese	Director	August 12, 2011
James J. Forese

/s/ Richard H. Glanton	Director	August 12, 2011
Richard H. Glanton

/s/Ellen T. Ruff	Director	August 12, 2011
Ellen T. Ruff

/s/ Michael J. Lange	Director	August 12, 2011
Michael J. Lange

/s/Manuel N. Stamatakis	Director	August 12, 2011
Manuel N. Stamatakis