Form 10-Q
period 2011-08-31
Mistras Group, Inc.
filed 2011-10-11
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of October 3, 2011, the registrant had 27,712,542 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	August 31, 2011	May 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$6,491	$10,879
Accounts receivable, net	72,706	78,031
Inventories, net	10,226	9,830
Deferred income taxes	1,282	1,278
Prepaid expenses and other current assets	6,825	6,761
Total current assets	97,530	106,779
Property, plant and equipment, net	52,750	49,168
Intangible assets, net	28,163	27,304
Goodwill	68,970	64,146
Other assets	1,104	1,240
Total assets	$248,517	$248,637

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$6,551	$7,226
Current portion of capital lease obligations	6,526	5,853
Accounts payable	5,580	6,656
Accrued expenses and other current liabilities	29,020	28,028
Income taxes payable	2,365	2,825
Total current liabilities	50,042	50,588
Long-term debt, net of current portion	9,495	14,625
Obligations under capital leases, net of current portion	11,047	9,623
Deferred income taxes	2,920	2,863
Other long-term liabilities	3,719	3,452
Total liabilities	77,223	81,151

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 27,712,038 and 27,667,122 shares issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	277	277
Additional paid-in capital	181,521	180,594
Accumulated deficit	(10,789)	(14,017)
Accumulated other comprehensive income (loss)	(7)	303
Total Mistras Group, Inc. stockholders’ equity	171,002	167,157
Noncontrolling interest	292	329
Total equity	171,294	167,486
Total liabilities, preferred stock and equity	$248,517	$248,637

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	For the three months ended August 31,
	2011	2010
Revenues:
Services	$82,902	$61,252
Products	8,545	7,158
Total revenues	91,447	68,410
Cost of revenues:
Cost of services	56,887	41,391
Cost of products sold	3,640	3,277
Depreciation related to services	3,323	2,809
Depreciation related to products	177	155
Total cost of revenues	64,027	47,632
Gross profit	27,420	20,778
Selling, general and administrative expenses	19,381	15,479
Research and engineering	589	555
Depreciation and amortization	1,479	1,178
Legal reserve	—	250
Income from operations	5,971	3,316
Other expenses
Interest expense	661	690
Income before provision for income taxes	5,310	2,626
Provision for income taxes	2,116	1,054
Net income	3,194	1,572
Net loss attributable to noncontrolling interests, net of taxes	34	20
Net income attributable to Mistras Group, Inc.	$3,228	$1,592
Earnings per common share (see Note 4):
Basic	$0.12	$0.06
Diluted	$0.11	$0.06
Weighted average common shares outstanding:
Basic	27,677	26,664
Diluted	28,225	26,778

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total Mistras Group, Inc. Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Three months ended August 31, 2010:
Balance at May 31, 2010	26,664	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	1,592	—	1,592	(20)	1,572
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(210)	(210)	—	(210)
Comprehensive Income						1,382	(20)	1,362
Stock compensation	—	—	729	—	—	729	—	729
Noncontrolling interest in subsidiary	—	—	—	—	—	—	117	117
Balance at August 31, 2010	26,664	$267	$162,783	$(28,856)	(1,797)	$132,397	$365	$132,762

Three months ended August 31, 2011:
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	3,228	—	3,228	(34)	3,194
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(310)	(310)	(3)	(313)
Comprehensive Income						2,918	(37)	2,881
Stock compensation	4	—	1,002	—	—	1,002	—	1,002
Net settlement on vesting of restricted stock units	36	—	(281)	—	—	(281)	—	(281)
Excess tax benefit from stock compensation	—	—	151	—	—	151	—	151
Exercise of stock options	5	—	55	—	—	55	—	55
Balance at August 31, 2011	27,712	$277	$181,521	$(10,789)	(7)	$171,002	$292	$171,294

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended August 31,
	2011	2010

Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$3,228	$1,592
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,979	4,142
Deferred income taxes	146	(24)
Provision for doubtful accounts	85	105
Gain on sale of assets	(12)	(9)
Amortization of deferred financing costs	42	42
Stock compensation expense	1,002	729
Interest rate swap	—	89
Noncontrolling interest	(34)	(20)
Foreign currency loss (gain)	5	(17)
Changes in operating assets and liabilities, net of effect of acquisitions of businesses
Accounts receivable	5,940	3,140
Inventories	(323)	(189)
Prepaid expenses and other current assets	180	942
Other assets	144	937
Accounts payable	(1,358)	281
Income taxes payable	(455)	(938)
Accrued expenses and other current liabilities	(770)	(1,561)
Net cash provided by operating activities	12,799	9,241
Cash flows from investing activities
Purchase of property, plant and equipment	(3,103)	(1,877)
Purchase of intangible assets	(130)	(86)
Acquisition of businesses, net of cash acquired	(5,628)	(5,301)
Proceeds from sale of equipment	68	24
Net cash used in investing activities	(8,793)	(7,240)
Cash flows from financing activities
Repayment of capital lease obligations	(1,632)	(1,459)
Repayment of long-term debt	(2,047)	(1,642)
Net repayments against revolver	(3,850)	—
Repayments of other short-term borrowings	(1,014)	(960)
Taxes paid related to net share settlement of equity awards	(281)	—
Excess tax benefit from stock compensation	151	—
Proceeds from the exercise of stock options	55	—
Net cash used in financing activities	(8,618)	(4,061)
Effect of exchange rate changes on cash and cash equivalents	224	(122)
Net change in cash and cash equivalents	(4,388)	(2,182)
Cash and cash equivalents
Beginning of period	10,879	16,037
End of period	$6,491	$13,855
Supplemental disclosure of cash paid
Interest	$621	$750
Income taxes	$2,294	$3,530
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,598	$583
Issuance of notes payable and other debt obligations primarily related to acquisitions	$—	$1,637

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Revision of Prior Period Financial Statements

We have revised our consolidated statement of cash flows for the quarter ended August 31, 2010 to reflect the cash flows associated with the financing of an insurance premium as cash flows from financing activities.  Such cash flows were previously reported in operating activities.  A summary of the revisions to the consolidated statements of cash flows for the three months ended August 31, 2010 is as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As previously reported	Revision	As revised

Net cash flows provided by operating activities	$8,281	$960	$9,241
Net cash flows used in investing activities	(7,240)	—	(7,240)
Net cash flows used in financing activities	(3,101)	(960)	(4,061)
Effects of exchange rate changes on cash and cash equivalents	(122)	—	(122)
Net increase in cash and cash equivalents during the period	(2,182)	—	(2,182)

A similar revision has been made to the six and nine-month periods ended November 30, 2010 and February 28, 2011, which will be reflected in our second and third quarterly filings of fiscal 2012.  The impact of these revisions in the six and nine-month periods ending November 30, 2010 and February 28, 2011 was a decrease of approximately $2.1 million and $2.7 million, respectively, to net cash flows provided by operating activities with a corresponding increase to net cash flows provided by (used in) financing activities. These revisions had no impact on our annual statement of cash flows as presented in our 2011 Form 10-K.

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

Multiple-element Arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. When a sales arrangement contains multiple elements, such as hardware and services and/or software products, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available.  The Company has historically utilized the VSOE due to the nature of its products. In multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then allocated to each software deliverable using the guidance for recognizing software revenue, as amended.

Use of Estimates

These unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The more significant estimates include valuation of goodwill and intangible assets, useful lives of long-lived assets, allowance for doubtful accounts, inventory valuation, reserves for self-insured workers compensation and health benefits and provision for income taxes.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2011 did not identify any instances of impairment and there were no events through August 31, 2011 that warranted a reconsideration of our impairment test results.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

We have one customer, BP plc. (BP), which accounted for 16% and 18% of revenues for the three months ended August 31, 2011 and 2010, respectively.  Accounts receivable from this customer were approximately 11% and 15% of total accounts receivable, net as of August 31, 2011 and 2010, respectively. Our relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  We conduct business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which requires companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. Effective June 1, 2011, the Company adopted, on a prospective basis, the provisions of these updated accounting standards related to revenue recognition associated with contractual arrangements involving multiple elements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force).  ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. Effective June 1, 2011, the Company adopted, on a prospective basis, the provisions of these updated accounting standards related to milestones. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 does not change the items

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

3.                                      Capitalization

Common Stock

In October 2009, the Company completed its initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares and received net proceeds of approximately $74.0 million from the offering. The Company used approximately $68.0 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million), as well as approximately $1.5 million to pay costs and expenses related to the offering. The remaining proceeds of approximately $6.0 million were used in connection with acquisitions the Company has made and for working capital purposes.

In May 2011, the Company completed a secondary offering of 3,754,061 shares of common stock at a price of $16.00 per share.  The Company sold 989,660 shares and 2,764,401 shares were sold by a selling stockholder.  The Company received net proceeds of approximately $14.7 million from the offering. The Company used the net proceeds for general corporate purposes including the reduction of outstanding indebtedness, acquisitions, capital expenditures and working capital.

Dividends on common stock will be paid when, and if declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,707,000 shares were available for future grants as of August 31, 2011. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of August 31, 2011, there were approximately 2,859,000 stock options outstanding and approximately 451,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

The fair value of the Company’s stock option awards for the three months ended August 31, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the range of assumptions below.  No stock options were granted during the three months ended August 31, 2011.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Three months ended August 31, 2010

Dividend yield	0.0%
Expected volatility	44%
Risk-free interest rate	2.6%
Expected term (years)	6.3

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.8 million and $0.7 million for the three months ended August 31, 2011 and 2010, respectively. As of August 31, 2011, there was approximately $6.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 2.0 years.  Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three months ended August 31, 2011 were as follows:

Three months ended August 31, 2011

Cash proceeds from options exercised	$55
Aggregate intrinsic value of options exercised	$34

There were no stock option exercises during the three months ended August 31, 2010.

The Company also recognized approximately $0.2 million in stock-based compensation expense related to restricted stock unit awards during the three months ended August 31, 2011.  Stock-based compensation expense related to restricted stock unit awards during the three months ended August 31, 2010 was de minimus.  As of August 31, 2011, there was approximately $7.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.8 years.

During the first quarter of fiscal 2012, approximately 52,000 restricted stock units vested, the fair value of which was $0.5 million. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first quarter of fiscal 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 16,000 shares based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

4.                                      Earnings per Share

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2011	2010

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$3,228	$1,592
Denominator:
Weighted average common shares outstanding	27,677	26,664
Basic earnings per share	$0.12	$0.06

Diluted earnings per share:
Numerator:
Net income attributable to common shareholders	$3,228	$1,592
Denominator:
Weighted average common shares outstanding	27,677	26,664
Dilutive effect of stock options outstanding	477	114
Dilutive effect of restricted stock units outstanding	71	—
	28,225	26,778
Diluted earnings per share	$0.11	$0.06

5.                                      Acquisitions

The Company made three acquisitions during the three months ended August 31, 2011. These acquisitions were asset protection companies specializing in advanced ultrasonic inspection, NDT services and inspection, and ultrasonic testing (UT) products and systems. These companies were acquired to complement our service and product offerings within our Services, Products and Systems, and International segments. One acquisition was an asset purchase that met the definition of “acquisitions of businesses” under the provision FASB Accounting Standards Codification (ASC) 805-10-20 and has been integrated into our Services segment. In the remaining acquisitions, we acquired 100% of the common stock of the acquirees, which have been integrated into our International segment. In addition to the cash and debt consideration, the Company also accrued a liability of approximately $1.1 million as of August 31, 2011, which represents the estimated fair value of contingent consideration expected to be payable in the event that certain of the acquired companies achieve specific performance metrics over the next four years of operations. The total potential contingent consideration ranges from zero to $1.6 million for these acquisitions.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of August 31, 2011 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuations of the intangible assets of the acquisitions in our International segment. We believe we will have finalized these valuations and purchase price allocations prior to the end of our second fiscal quarter ending November 30, 2011. The Company’s preliminary allocation of purchase price for these acquisitions is included in the table below. Results of operations for the period from acquisition date are reported in each respective operating segment’s statement of operations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2011	2010
Number of entities	3	2

Cash paid	$5,628	$5,301
Subordinated notes issued	—	1,637
Debt and other liabilities assumed	1,386	98
Contingent consideration	1,115	—

Purchase price	$8,129	$7,036

Current net assets acquired	7	59
Property, plant and equipment	1,022	1,067
Deferred tax asset	88	6
Intangibles	2,110	2,655
Goodwill	4,902	3,366
Less: noncontrolling interest	—	(117)
Net assets acquired	$8,129	$7,036

The amortization period of intangible assets acquired ranges from one to fifteen years. The Company recorded approximately $4.9 million of goodwill in connection with its fiscal 2012 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. Substantially all of the goodwill recognized is expected to be deductible for tax purposes.

Revenues and loss from operations included in the Consolidated Statement of Operations for the three months ended August 31, 2011 from these acquisitions for the period subsequent to the closing of each transaction was approximately $0.4 million and $0.1 million, respectively.

The unaudited pro forma information for the periods set forth below gives effect to the fiscal 2012 acquisitions as if they had occurred at the beginning of each period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, in thousands):

	Three months ended August 31,
	2011	2010

Revenues	$93,394	$70,595

Income from operations	$5,520	$2,518

6.                                      Accounts Receivable

Accounts receivable consist of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of August 31, 2011	As of May 31, 2011

Trade accounts receivable	$74,581	$79,800
Allowance for doubtful accounts	(1,875)	(1,769)
Total	$72,706	$78,031

7.                                      Inventories

Inventories consist of the following:

	As of August 31, 2011	As of May 31, 2011

Raw materials	$2,745	$2,832
Work in process	1,865	1,531
Finished goods	3,643	3,623
Supplies	1,973	1,844
Total	$10,226	$9,830

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.1 million and $1.0 million as of August 31, 2011 and May 31, 2011, respectively.

8.                                      Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life (Years)	August 31, 2011	May 31, 2011
Land		$2,207	$2,210
Building and improvements	30-40	14,477	14,779
Office furniture and equipment	5-8	5,631	5,006
Machinery and equipment	5-7	86,833	80,587
		109,148	102,582
Accumulated depreciation and amortization		(56,398)	(53,414)
Property, plant and equipment, net		$52,750	$49,168

Depreciation expense for the three months ended August 31, 2011 and 2010 was approximately $3.6 million and $3.0 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of August 31, 2011	As of May 31, 2011

Accrued salaries, wages and related employee benefits	$11,095	$12,066
Other accrued expenses	8,965	7,452
Accrued worker compensation and health benefits	6,968	6,471
Deferred revenues	1,992	2,039
Total	$29,020	$28,028

10.                               Long-Term Debt

Long-term debt consists of the following:

	As of August 31, 2011	As of May 31, 2011
Senior credit facility:
Revolver	$—	$3,850
Notes payable	13,770	15,808
Other	2,276	2,193
	16,046	21,851
Less: Current maturities	(6,551)	(7,226)
Long-term debt, net of current maturities	$9,495	$14,625

Senior Credit Facility

In July 2009, the Company entered into its current credit agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. The outstanding principal balance of the term loan was subsequently repaid in October 2009 in connection with the Company’s IPO and may not be re-borrowed under the current credit agreement. The Company also repaid the outstanding balance of the revolving credit facility but may re-borrow under the revolving credit facility at any time during the term of the agreement. Borrowings made under the revolving credit facility are payable in July 2012. As of August 31, 2011, there were no outstanding borrowings and a total of $0.9 million of outstanding letters of credit under the existing revolving credit facility.

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

As of August 31, 2011, the interest rate on our revolving credit facility was 2.75%.

Notes Payable and Other

In connection with acquisitions the Company has completed, it has, at various times, issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10% imputed interest rate. Unamortized

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

discount on these notes totaled approximately $0.1 million as of August 31, 2011 and May 31, 2011. Amortization is recorded as interest expense in the Consolidated Statement of Operations. The Company also has payment obligations to the sellers or the shareholders of the sellers pursuant to non-compete agreements which require the sellers and shareholders of the sellers not to compete with the Company.  The payment obligations under these agreement s range from 3 to 5 years.

11.                               Commitments and Contingencies

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

The Company was a defendant in two related purported class action lawsuits in California, based upon alleged violations of California labor and employment law: Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), filed in September 2009, and Ballard v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. 2:10-cv-03186 (PSG)), filed in March 2010.  The settlement for these cases received final court approval in August 2011.  The Company took a charge during the quarter ending August 31, 2010 of $0.3 million for these cases.

Acquisition-related Contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of August 31, 2011, total potential acquisition-related contingent consideration ranged from $0 to $10.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 5 to these consolidated financial statements for further discussion of the Company’s acquisitions.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended August 31,
	2011	2010

Revenues (1)
Services	$75,689	$55,282
Products and Systems	7,513	5,310
International	9,773	9,040
Corporate and eliminations	(1,528)	(1,222)
	$91,447	$68,410

(1)          Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.  The Services segment had sales to other operating segments of $0.1 million and $0.3 million for the three months ended August 31, 2011 and 2010, respectively. The Products and Systems segment had sales to other operating segments of $1.3 million and $0.8 million for the three months ended August 31, 2011 and 2010, respectively. The International segment had sales to other operating segments of $0.1 million and $0.2 million for the three months ended August 31, 2011 and 2010, respectively.

	Three months ended August 31,
	2011	2010

Gross profit
Services	$20,308	$15,001
Products and Systems	3,751	2,569
International	3,431	3,271
Corporate and eliminations	(70)	(63)
	$27,420	$20,778

	Three months ended August 31,
	2011	2010

Income from operations
Services	$7,160	$3,848
Products and Systems	1,011	791
International	736	1,028
Corporate and eliminations	(2,936)	(2,351)
	$5,971	$3,316

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2011	2010

Depreciation and amortization
Services	$4,103	$3,584
Products and Systems	471	206
International	360	320
Corporate and eliminations	45	32
	$4,979	$4,142

	As of August 31, 2011	As of May 31, 2011

Intangible assets, net
Services	$15,151	$15,900
Products and Systems	10,061	10,250
International	2,596	771
Corporate and eliminations	355	383
	$28,163	$27,304

	As of August 31, 2011	As of May 31, 2011

Goodwill
Services	$53,699	$51,745
Products and Systems	10,557	10,557
International	4,714	1,844
Corporate and eliminations	—	—
	$68,970	$64,146

	As of August 31, 2011	As of May 31, 2011

Long-lived assets
Services	$114,119	$109,978
Products and Systems	21,229	23,235
International	12,049	6,504
Corporate and eliminations	2,486	901
	$149,883	$140,618

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of August 31, 2011	As of May 31, 2011

Total assets
Services	$184,277	$188,693
Products and Systems	34,996	36,450
International	31,658	26,431
Corporate and eliminations	(2,414)	(2,937)
	$248,517	$248,637

Revenues by geographic area for the three months ended August 31, 2011 and 2010, respectively, were as follows:

	Three months ended August 31,
	2011	2010

Revenues
United States	$71,476	$54,767
Other Americas	9,798	6,440
Europe	5,600	4,853
Asia-Pacific	4,573	2,350
	$91,447	$68,410

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section below.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to the audited consolidated financial statements included in our Annual Report on Form 10-K. In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2011 is referred to as “fiscal 2011”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries.

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2011, we provided our asset protection solutions to approximately 5,600 customers. As of August 31, 2011, we had approximately 2,800 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 76 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 56% and 61% of our first quarter revenues for fiscal 2012 and 2011, respectively.

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

Consolidated Results of Operations

Three months ended August 31, 2011 compared to the three months ended August 31, 2010

Our consolidated results of operations for the three months ended August 31, 2011 and 2010 were as follows:

	For the three months ended August 31,
	2011	2010
	(in thousands)
Statement of Operations Data
Revenues	$91,447	$68,410
Cost of revenues	60,527	44,668
Depreciation	3,500	2,964
Gross profit	27,420	20,778
Selling, general and administrative expenses	19,381	15,479
Research and engineering	589	555
Depreciation and amortization	1,479	1,178
Legal reserve	—	250
Income from operations	5,971	3,316
Interest expense	661	690
Income before provision for income taxes	5,310	2,626
Provision for income taxes	2,116	1,054
Net income	3,194	1,572
Net loss attributable to noncontrolling interests, net of taxes	34	20
Net income attributable to Mistras Group, Inc.	$3,228	$1,592

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended August 31, 2011 and 2010, were as follows:

	For the three months ended August 31,
	2011	2010
	(in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$3,228	$1,592
Interest expense	661	690
Provision for income taxes	2,116	1,054
Depreciation and amortization	4,979	4,142
EBITDA	$10,984	$7,478
Legal reserve	—	250
Stock compensation expense	1,002	729
Adjusted EBITDA	$11,986	$8,457

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

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.  Adjusted EBITDA is also used as a performance evaluation metric on which to base executive and employee incentive compensation programs.

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

Revenues. Revenues were $91.4 million for three months ended August 31, 2011 compared to $68.4 million for three months ended August 31, 2010.   Revenues by segment for the three months ended August 31, 2011 and 2010 were as follows:

	Three months ended August 31,
	2011	2010
	($ in thousands)
Revenues
Services	$75,689	$55,282
Products and Systems	7,513	5,310
International	9,773	9,040
Corporate and eliminations	(1,528)	(1,222)
	$91,447	$68,410

We estimate our growth rates for the three months ended August 31, 2011 and 2010, respectively, were as follows:

	For the three months ended August 31,
	2011	2010
	($ in thousands)

Revenue growth	$23,037	$12,321
% Growth over prior year	33.7%	22.0%

Comprised of:
% of organic growth	19.3%	14.5%
% of acquisition growth	12.4%	7.9%
% foreign exchange increase (decrease)	2.0%	(0.4)%
	33.7%	22.0%

Revenues increased $23.0 million, or approximately 34%, for the three months ended August 31, 2011 compared to the three months ended August 31, 2010 as a result of growth in all our segments, but principally attributable to growth in our Services segment. For the first quarter of fiscal 2012 and 2011, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 19% and 15%, respectively. This organic growth was driven by an increase in demand for our inspection services coupled with an increase in our “run and maintain” or “evergreen” contracts.  In the first quarter of fiscal 2012, we estimate that our acquisition growth was approximately 12% compared to approximately 8%, in the first quarter of fiscal 2011. We completed three acquisitions during the three months ended August 31, 2011 and two acquisitions during the three months ended August 31, 2010.

We continued to experience growth in many of our target markets during the first quarter of fiscal 2012.   Oil and gas is our largest target market and represented approximately 56% of total revenues in the first quarter of fiscal 2012, compared to approximately 61% in the first quarter of fiscal 2011. Oil and gas revenue in the first quarter of fiscal 2012 increased approximately 24% over the prior year with the largest increases coming from the midstream and upstream sections of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including chemical, industrial markets, and aerospace and defense. Taken as a group, revenues for all target markets other than oil and gas grew approximately 48% in the first quarter of fiscal 2012 over the prior year period. Our largest customer in both periods was BP plc., (BP), accounting for approximately 16% of our revenues in the first quarter of fiscal 2012 and approximately 18% in the first quarter of fiscal 2011.   Our top ten customers represented approximately 40% of our revenues in the first quarter of fiscal 2012 compared to 44% in the same quarter last year.

Gross Profit. Our gross profit was $27.4 million and increased $6.6 million, or 32% in the first quarter of fiscal 2012 compared to $20.8 million in the first quarter of fiscal 2011. Gross profit by segment for the three months ended August 31, 2011 and 2010 were as follows:

	Three months ended August 31,
	2011	2010
	($ in thousands)
Gross profit
Services	$20,308	$15,001
Products and Systems	3,751	2,569
International	3,431	3,271
Corporate and eliminations	(70)	(63)
	$27,420	$20,778

As a percentage of revenues, our gross profit and its components for the three months ended August 31, 2011 and 2010, respectively, were as follows:

	Three months ended August 31,
	2011	2010
	($ in thousands)

Gross profit	$27,420	$20,778
Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(66.2)%	(65.3)%
Depreciation	(3.8)%	(4.3)%
Total	30.0%	30.4%
Gross profit % increase (decrease) from prior year	(0.4)%	(0.2)%

As a percentage of revenues, our gross profit decreased 40 basis points to approximately 30% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 66% and 65% in the first quarter of fiscal 2012 and fiscal 2011, respectively. Depreciation expense included in the determination of gross profit for the first quarter of fiscal 2012 and fiscal 2011 was $3.5 million and $3.0 million, respectively.

Despite the increase in our revenues, our gross profit as a percentage of revenues decreased approximately 40 basis points.  This is primarily attributable to a change in the mix of revenues generated during the quarter. For example, revenues from the oil and gas industry increased approximately 24% during the first quarter of fiscal 2012 and represented approximately 56% of total revenues. The revenue from this industry often has lower gross margins than other industries because these contracts tend to be longer and have a high concentration of traditional NDT services. As a result of these lower margins, revenue growth in this category tends to decrease overall gross margins. Offsetting the impact of higher revenues from the oil and gas industry was revenue growth in all other industries of approximately 48% in the first quarter of fiscal 2012. Advanced NDT services, which have higher margins than traditional NDT services, increased more than 60% during the first quarter of fiscal 2012 and now represents approximately 16% of our Services segment revenues compared to approximately 14% in the comparable quarter of fiscal 2011.   Our revenue growth is also attributable to sales from new contracts, which drive market share growth but are competitive from a pricing perspective in the short term. While these competitive pricing contracts remain a focus of many of our new and existing Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues. These costs, as a percentage of revenues, decreased to approximately 13% during the first quarter of fiscal 2012 from approximately 14% during the first quarter of fiscal 2011. Historically, by introducing more advanced NDT tools to our Services segment customers, margin enhancement follows.

Income from Operations. Our income from operations by segment for the first quarter of fiscal 2012 and 2011, was as follows:

	Three months ended August 31,
	2011	2010
	($ in thousands)
Income from operations
Services	$7,160	$3,848
Products and Systems	1,011	791
International	736	1,028
Corporate and eliminations	(2,936)	(2,351)
	$5,971	$3,316

Our income from operations of $6.0 million for the first quarter of fiscal 2012 increased $2.7 million, or 80%, compared to the first quarter of fiscal 2011. As a percentage of revenues, our income from operations was approximately 7% and 5% in the first quarter of fiscal 2012 and fiscal 2011, respectively.

Our selling, general and administrative (SG&A) expenses for the first quarter of fiscal 2012 increased approximately $3.9 million over the first quarter of fiscal 2011. As a percentage of revenues, SG&A expenses for the first quarter of fiscal 2012 decreased to approximately 21% from approximately 23% in the first quarter of fiscal 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Our recent acquisitions accounted for approximately $1.4 million of the total increase in SG&A expenses. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $1.9 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included insurance expense of $0.3 million and stock compensation costs of $0.3 million. Depreciation and amortization included in the determination of income from operations for the first quarter of fiscal 2012 and fiscal 2011 was $1.5 million and $1.2 million, respectively, each representing approximately 2% of revenues.

Interest Expense. Interest expense for the first quarter of fiscal 2012 was $0.7 million, which was consistent with the same period in fiscal 2011. This primarily related to the additional expense related to the market rate adjustments of our interest rate swap outstanding in the prior year offset by an increase in average borrowings in the current year.

Net Loss Attributable to Noncontrolling Interests, net of taxes. The net loss attributable to noncontrolling interests for the three months ended August 31, 2011 is primarily related to the net loss incurred by Diapac, our subsidiary in Russia, and the net loss incurred by IPS, a subsidiary in France.

Income Taxes. Our effective income tax rate was approximately 40% for the first quarter of fiscal 2012 and fiscal 2011.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the first quarter of fiscal 2012 was $3.2 million, or 4% of our revenues, an increase of $1.6 million over the first quarter of fiscal 2011, which was $1.6 million, or 2% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses and our provision for income taxes.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	For the three months ended August 31,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating Activities	$12,799	$9,241
Investing Activities	(8,793)	(7,240)
Financing Activities	(8,618)	(4,061)
Effect of exchange rate changes on cash	224	(122)
Net change in cash and cash equivalents	$(4,388)	$(2,182)

Cash Flows from Operating Activities

During the three months ended August 31, 2011, cash provided by our operating activities was $12.8 million, an increase of $3.6 million from the comparable period of fiscal 2011. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $9.4 million and $3.4 million of cash provided by a decrease in our working capital, which primarily related to collections of our trade accounts receivable.

During the three months ended August 31, 2010, cash provided by our operating activities was $9.2 million, an increase of $3.8 million from the comparable period of fiscal 2010. Positive operating cash flow was primarily attributable to net income, excluding depreciation and amortization and other non-cash expenses of $6.6 million and $2.6 million of cash provided by a decrease in our working capital, which primarily related to collections of our trade accounts receivable.

Cash Flows from Investing Activities

During the three months ended August 31, 2011, cash used in investing activities was $8.8 million, an increase of $1.6 from the comparable period of fiscal 2011. Cash used in investing activities included our acquisition of three asset protection businesses for cash payments aggregating $5.6 million.  Cash purchases of property, plant and equipment were $3.1 million and were primarily related to equipment used by our technicians.

During the three months ended August 31, 2010, cash used in investing activities was $7.2 million compared to $15.4 million from the comparable period of fiscal 2010. Cash used in investing activities included our acquisition of two asset protection businesses for cash payments aggregating $5.3 million.  Cash purchases of property, plant and equipment were $1.9 million and were primarily related to equipment used by our technicians.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.6 million for the three months ended August 31, 2011, an increase of $4.6 million from the comparable period of fiscal 2011.  Net cash used in financing activities related primarily to repayments of our capital lease obligations, long-term debt, revolving credit facility, and other short-term borrowings of $1.6 million, $2.0 million, $3.9 million, and $1.0 million, respectively.

Net cash used in financing activities was $4.1 million for the three months ended August 31, 2010, and related to repayments of capital lease obligations, long-term debt, and other short-term borrowings of $1.5 million, $1.6 million and $1.0 million, respectively.

Effect of Exchange Rate on Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately $0.2 million and ($0.1) million for the three months ended August 31, 2011 and 2010, respectively.

Cash Balance and Credit Facility Borrowings

As of August 31, 2011, we had cash and cash equivalents totaling $6.5 million and available borrowing capacity of $54.1 million under our current revolving credit facility. As of August 31, 2011, there were no outstanding borrowings and a total of $0.9 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

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

Under the amended agreement, borrowings under the credit agreement bear interest at the LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1.75% to 3.25%, or base rate margin ranging from -0.50% to 0.50%, and a market disruption increase of between 0.0% and 1.0%, if the lenders determine it to be applicable. As of August 31, 2011, the interest rate for the borrowings under our revolving credit facility was 2.75%.

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

As of August 31, 2011, we were in compliance with the terms of the credit agreement, which we continuously monitor.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations, cash borrowed under our revolving credit facility and cash borrowed from leasing companies to purchase equipment and fleet service vehicles. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our revolving credit facility. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also obtain capital through the issuance of debt or equity securities, or a combination of both. As of October 3, 2011, there were outstanding borrowings of approximately $4.0 million and approximately $2.0 million of outstanding letters of credit under our revolving credit facility.

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

Our anticipated acquisitions may also require capital. For example, during the three months ended August 31, 2011, we made three acquisitions with an initial cash outlay of approximately $5.6 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we aggressively pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Off-balance Sheet Arrangements

During the first quarter of fiscal 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $0.3 million of foreign currency translation losses in other comprehensive income for the first three months of fiscal 2012. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility, currently 2.75%, is variable and adjusts periodically. As of August 31, 2011, there were no outstanding borrowings under our revolving credit facility.  A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations for the three months ended August 31, 2011.

From time to time, we enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. As of August 31, 2011, we had no such contracts in effect.

We had cash and cash equivalents of $6.5 million as of August 31, 2011. These amounts are held for working capital purposes and were invested primarily bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Internal control over financial reporting at the Company was excluded from the evaluation for the period ended August 31, 2011.

PART II—OTHER INFORMATION

ITEM 1.                  Legal Proceedings

See Note 11 to the financial statements included in this report for a description of our legal proceedings.

ITEM 1.A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K, filed with the SEC on August 12, 2011. There have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2.                  Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None

(c) Repurchases of Our Equity Securities

The following sets forth the shares of our common stock we acquired during the quarter pursuant to the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
August 31, 2011	15,869	$17.74

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 5.                  Other Information

None.

ITEM 6.                  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ FRANCIS T. JOYCE
Francis T. Joyce
Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer and duly authorized officer)

Date: October 11, 2011