Form 10-Q
period 2011-11-30
Mistras Group, Inc.
filed 2012-01-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 2, 2012, the registrant had 27,916,036 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.               Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	November 30, 2011	May 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$5,319	$10,879
Restricted cash	3,700	—
Accounts receivable, net	102,782	78,031
Inventories, net	10,997	9,830
Deferred income taxes	1,280	1,278
Prepaid expenses and other current assets	8,305	6,761
Total current assets	132,383	106,779
Property, plant and equipment, net	54,216	49,168
Intangible assets, net	27,826	27,304
Goodwill	71,814	64,146
Other assets	1,323	1,240
Total assets	$287,562	$248,637

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,733	$7,226
Current portion of capital lease obligations	6,339	5,853
Accounts payable	6,171	6,656
Accrued expenses and other current liabilities	33,118	28,028
Income taxes payable	1,925	2,825
Total current liabilities	53,286	50,588
Long-term debt, net of current portion	34,191	14,625
Obligations under capital leases, net of current portion	12,283	9,623
Deferred income taxes	2,916	2,863
Other long-term liabilities	3,702	3,452
Total liabilities	106,378	81,151

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 27,916,036 and 27,667,122 shares issued and outstanding as of November 30, 2011 and May 31, 2011, respectively	279	277
Additional paid-in capital	184,553	180,594
Accumulated deficit	(2,833)	(14,017)
Accumulated other comprehensive (loss) income	(1,065)	303
Total Mistras Group, Inc. stockholders’ equity	180,934	167,157
Noncontrolling interest	250	329
Total equity	181,184	167,486
Total liabilities, preferred stock and equity	$287,562	$248,637

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010
Revenues:
Services	$103,942	$82,953	$186,844	$144,205
Products	10,278	5,884	18,823	13,042
Total revenues	114,220	88,837	205,667	157,247
Cost of revenues:
Cost of services	71,047	55,667	127,934	97,058
Cost of products sold	4,216	2,067	7,856	5,344
Depreciation related to services	3,556	3,136	6,879	5,945
Depreciation related to products	186	159	363	314
Total cost of revenues	79,005	61,029	143,032	108,661
Gross profit	35,215	27,808	62,635	48,586
Selling, general and administrative expenses	19,378	15,615	38,759	31,094
Research and engineering	602	569	1,191	1,124
Depreciation and amortization	1,503	1,326	2,982	2,504
Acquisition-related costs	(339)	—	(339)	—
Legal reserve	—	101	—	351
Income from operations	14,071	10,197	20,042	13,513
Other expenses
Interest expense	1,145	671	1,806	1,361
Income before provision for income taxes	12,926	9,526	18,236	12,152
Provision for income taxes	5,008	3,818	7,124	4,872
Net income	7,918	5,708	11,112	7,280
Net loss (income) attributable to noncontrolling interests, net of taxes	38	(30)	72	(10)
Net income attributable to Mistras Group, Inc.	$7,956	$5,678	$11,184	$7,270
Earnings per common share (see Note 4):
Basic	$0.29	$0.21	$0.40	$0.27
Diluted	$0.28	$0.21	$0.39	$0.27
Weighted average common shares outstanding:
Basic	27,786	26,665	27,731	26,664
Diluted	28,600	26,816	28,417	26,795

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

						Total
				Retained	Accumulated	Mistras Group,
			Additional	earnings	other	Inc.
	Common Stock		paid-in	(accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Six months ended November 30, 2010:
Balance at May 31, 2010	26,664	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	7,270	—	7,270	10	7,280
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	566	566	8	574
Comprehensive Income						7,836	18	7,854
Stock compensation	1	—	1,776	—	—	1,776	—	1,776
Noncontrolling interest in subsidiary	—	—	—	—	—	—	117	117
Balance at November 30, 2010	26,665	$267	$163,830	$(23,178)	$(1,021)	$139,898	$403	$140,301

Six months ended November 30, 2011:
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	11,184	—	11,184	(72)	11,112
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(1,368)	(1,368)	(7)	(1,375)
Comprehensive Income						9,816	(79)	9,737
Stock compensation	14	—	2,547	—	—	2,547	—	2,547
Net settlement on vesting of restricted stock units	36	—	(281)	—		(281)	—	(281)
Excess tax benefit from stock compensation	—	—	370	—	—	370	—	370
Exercise of stock options	199	2	1,323	—	—	1,325	—	1,325
Balance at November 30, 2011	27,916	$279	$184,553	$(2,833)	$(1,065)	$180,934	$250	$181,184

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six months ended November 30,
	2011	2010

Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$11,184	$7,270
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,224	8,763
Deferred income taxes	141	(29)
Provision for doubtful accounts	256	341
(Gain) loss on sale of assets	(82)	13
Amortization of deferred financing costs	85	84
Stock compensation expense	2,547	1,776
Interest rate swap	—	(210)
Noncontrolling interest	(72)	10
Foreign currency loss (gain)	235	(368)
Changes in operating assets and liabilities, net of effect of acquisitions of businesses
Accounts receivable	(20,392)	(8,207)
Inventories	(922)	(1,345)
Prepaid expenses and other current assets	(1,224)	(2,484)
Other assets	(44)	980
Accounts payable	(1,292)	(174)
Income taxes payable	(864)	31
Accrued expenses and other current liabilities	641	2,589
Net cash provided by operating activities	421	9,040
Cash flows from investing activities
Purchase of property, plant and equipment	(3,840)	(3,721)
Purchase of intangible assets	(265)	(231)
Acquisition of businesses, net of cash acquired	(10,695)	(16,856)
Change in restricted cash	(3,700)	—
Proceeds from sale of equipment	301	42
Net cash used in investing activities	(18,199)	(20,766)
Cash flows from financing activities
Repayment of capital lease obligations	(3,391)	(2,984)
Repayment of long-term debt	(2,819)	(3,418)
Net borrowings from revolver	18,950	6,600
Net (repayments) proceeds from other short-term borrowings	(1,868)	2,055
Taxes paid related to net share settlement of equity awards	(281)	—
Excess tax benefit from stock compensation	370	—
Proceeds from the exercise of stock options	1,325	—
Net cash provided financing activities	12,286	2,253
Effect of exchange rate changes on cash and cash equivalents	(68)	205
Net change in cash and cash equivalents	(5,560)	(9,268)
Cash and cash equivalents
Beginning of period	10,879	16,037
End of period	$5,319	$6,769
Supplemental disclosure of cash paid
Interest	$1,335	$1,496
Income taxes	$7,571	$4,617
Noncash investing and financing
Equipment acquired through capital lease obligations	$6,464	$2,731
Issuance of notes payable and other debt obligations primarily related to acquisitions	$—	$1,637

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Revision of Prior Period Financial Statements

We have revised our consolidated statement of cash flows for the six months ended November 30, 2010 to reflect the cash flows associated with the financing of an insurance premium as cash flows from financing activities.  Such cash flows were previously reported in operating activities.  A summary of the revisions to the consolidated statements of cash flows for the six months ended November 30, 2010 is as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Six months months ended
	November 30, 2010
	As previously reported	Revision	As revised

Net cash flows provided by operating activities	$11,095	$(2,055)	$9,040
Net cash flows used in investing activities	(20,766)	—	(20,766)
Net cash flows provided by financing activities	198	2,055	2,253
Effects of exchange rate changes on cash and cash equivalents	205	—	205
Net increase in cash and cash equivalents during the period	(9,268)	—	(9,268)

A similar revision will be reflected in the statement of cash flows for the nine-month period ended February 28, 2011 in our third quarterly filing of fiscal 2012.  The impact of these revisions in the nine-month period ending February 28, 2011 was a decrease of approximately $2.7 million to net cash flows provided by operating activities with a corresponding increase to net cash flows provided by financing activities. These revisions had no impact on our annual statement of cash flows as presented in our 2011 Form 10-K.

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

Use of Estimates

These unaudited consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The more significant estimates include valuation of goodwill and intangible assets, useful lives of long-lived assets, acquisition-related contingent consideration, allowance for doubtful accounts, inventory valuation, reserves for self-insured workers compensation and health benefits and provision for income taxes.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2011 did not identify any instances of impairment and there were no events through November 30, 2011 that warranted a reconsideration of our impairment test results.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

We have one customer, BP plc. (BP), which accounted for 17% and 15% of revenues for the three months ended November 30, 2011 and 2010, respectively, and 16% of revenues for each of the six month periods ended November 30, 2011 and 2010.  Accounts receivable from this customer were approximately 13% and 15% of total accounts receivable, net as of November 30, 2011 and May 31, 2011, respectively. Our relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  We conduct business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific BP division or affiliate, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which requires companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. Effective June 1, 2011, the Company adopted, on a prospective basis, the provisions of this updated accounting standard related to revenue recognition associated with contractual arrangements involving multiple elements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force).  ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. Effective June 1, 2011, the Company adopted, on a prospective basis, the provisions of this updated accounting standard related to milestones. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 does not change the items that must be reported in

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

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

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,700,000 shares were available for future grants as of November 30, 2011. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of November 30, 2011, there were approximately 2,665,000 stock options outstanding and approximately 449,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

The fair value of the Company’s stock option awards for the six months ended November 30, 2010 was estimated at the date of grant using the Black-Scholes option-pricing model with the range of assumptions below.  No stock options were granted during the six months ended November 30, 2011.

Six months ended November 30, 2010

Dividend yield	0.0%
Expected volatility	44%
Risk-free interest rate	2.6%
Expected term (years)	6.3

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.9 million for each of the three month periods ended November 30, 2011 and 2010. For the six months ended November 30, 2011 and

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

2010, the Company recognized stock-based compensation expense related to stock option awards of $1.7 million and $1.6 million, respectively.  As of November 30, 2011, there was approximately $5.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.7 years.  Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three and six months ended November 30, 2011 and 2010 were as follows:

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Cash proceeds from options exercised	$1,268	$—	$1,325	$—
Aggregate intrinsic value of options exercised	$3,026	$—	$3,062	$—

The Company also recognized approximately $0.5 million and $0.1 million in stock-based compensation expense related to restricted stock unit awards during the three months ended November 30, 2011 and 2010, respectively.  For the six months ended November 30, 2011 and 2010, the Company recognized stock-based compensation expense related to restricted stock unit awards of $0.7 million and $0.2 million, respectively.  As of November, 2011, there was approximately $6.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.5 years.

In October 2011, the Company granted approximately 9,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan.  These shares had a grant date fair value of approximately $0.2 million, which was recorded as stock-based compensation expense during the three and six months ended November 30, 2011.

During the six months ended November 30, 2011, approximately 52,000 restricted stock units vested, the fair value of which was $0.5 million. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first six months of fiscal 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 16,000 shares based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$7,956	$5,678	$11,184	$7,270
Denominator:
Weighted average common shares outstanding	27,786	26,665	27,731	26,664
Basic earnings per share	$0.29	$0.21	$0.40	$0.27

Diluted earnings per share:
Numerator:
Net income attributable to common shareholders	$7,956	$5,678	$11,184	$7,270
Denominator:
Weighted average common shares outstanding	27,786	26,665	27,731	26,664
Dilutive effect of stock options outstanding	741	129	622	121
Dilutive effect of restricted stock units outstanding	73	22	64	10
	28,600	26,816	28,417	26,795
Diluted earnings per share	$0.28	$0.21	$0.39	$0.27

5.                                      Acquisitions

The Company made four acquisitions during the six months ended November 30, 2011. These acquisitions were asset protection companies specializing in advanced ultrasonic inspection, NDT services and inspection, ultrasonic testing (UT) products and systems, and in-house component inspection. These companies were acquired to complement our service and product offerings within our Services, Products and Systems, and International segments. One acquisition was an asset purchases that met the definition of “acquisitions of businesses” under the provision of FASB Accounting Standards Codification (ASC) 805-10-20, and has been integrated into our Services segment. In the three remaining acquisitions, we acquired 100% of the common stock of the acquirees, all of which have been integrated into our International segment. In addition to the cash and debt consideration related to acquisitions closed during the six months ended November 30, 2011, the Company also accrued a liability of approximately $0.8 million as of November 30, 2011, which represents the estimated fair value of contingent consideration expected to be payable in the event that certain of the acquired companies achieve specific performance metrics over the next four years of operations. The total potential contingent consideration ranges from zero to $0.9 million for these acquisitions.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of November 30, 2011 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuations of the intangible assets of the acquisitions in our International segment. We believe we will have finalized these valuations and purchase price allocations prior to the end of our third fiscal quarter ending February 29, 2012. The Company’s preliminary allocation of purchase price for these acquisitions is included in the table below. Results of operations for the period from acquisition date are reported in each respective operating segment’s statement of operations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Six months ended November 30,
	2011	2010

Number of entities	4	3

Cash paid	$10,695	$16,856
Subordinated notes issued	—	1,637
Debt and other liabilities assumed	4,052	1,045
Contingent consideration	785	—

Purchase price	$15,532	$19,538

Current net assets acquired	1,306	59
Property, plant and equipment	3,192	6,196
Deferred tax asset	88	6
Intangibles	3,058	6,265
Goodwill	7,888	7,129
Less: noncontrolling interest	—	(117)
Net assets acquired	$15,532	$19,538

The amortization period of intangible assets acquired ranges from one to fifteen years. The Company recorded approximately $7.9 million of goodwill in connection with its fiscal 2012 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. Substantially all of the goodwill recognized is expected to be deductible for tax purposes.

Revenues included in the consolidated statement of operations for the three and six months ended November 30, 2011 from these acquisitions for the period subsequent to the closing of each transaction was approximately $1.9 million and $2.3 million, respectively. Loss from operations included in the consolidated statement of operations for the three and six months ended November 30, 2011 from these acquisitions for the period subsequent to the closing of each transaction was approximately ($11) thousand and ($67) thousand, respectively.

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

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Revenues	$119,503	$94,270	$216,297	$168,139

Income from operations	$14,244	$10,073	$19,947	$12,925

During the three and six month periods ended November 30, 2011, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. The adjustments resulted in a net decrease of $0.7 million to the Company’s acquisition-related contingent consideration liabilities, which were approximately $4.8 million as of November 30, 2011 and recorded on the balance sheet in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of $0.7 million. Additionally, the Company incurred certain acquisition-related costs of $0.4 million in connection with due diligence, professional fees, and other expenses for its fiscal 2012 acquisition activity. Both the fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related expenses have been classified as acquisition-related costs in the statement of operations for the three and six months ended November 30, 2011. Acquisition-related costs for the Company’s fiscal 2011 acquisition activity were insignificant for the three and six months ended November 30, 2010.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Prior to November 30, 2011, the Company funded an escrow account in the amount of $3.7 million related to an acquisition that closed December 6, 2011. These disbursed funds have been classified as restricted cash on the consolidated balance sheet and included in cash used in investing activities on the statement of cash flows for the six months ended November 30, 2011.

6.                                      Accounts Receivable

Accounts receivable consist of the following:

	As of November 30, 2011	As of May 31, 2011

Trade accounts receivable	$104,819	$79,800
Allowance for doubtful accounts	(2,037)	(1,769)
Total	$102,782	$78,031

7.                                      Inventories

Inventories consist of the following:

	As of November 30, 2011	As of May 31, 2011

Raw materials	$2,621	$2,832
Work in process	2,010	1,531
Finished goods	4,423	3,623
Supplies	1,943	1,844
Total	$10,997	$9,830

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.2 million and $1.0 million as of November 30, 2011 and May 31, 2011, respectively.

8.                                      Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life	As of November 30, 2011	As of May 31, 2011
	(Years)
Land		$2,197	$2,210
Building and improvements	30-40	14,469	14,779
Office furniture and equipment	5-8	5,875	5,006
Machinery and equipment	5-7	91,085	80,587
		113,626	102,582
Accumulated depreciation and amortization		(59,410)	(53,414)
Property, plant and equipment, net		$54,216	$49,168

Depreciation expense for the three months ended November 30, 2011 and 2010 was approximately $3.9 million and $3.4 million, respectively. Depreciation expense for the six months ended November 30, 2011 and 2010 was approximately $7.5 million and $6.4 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of November 30, 2011	As of May 31, 2011

Accrued salaries, wages and related employee benefits	$13,036	$12,066
Other accrued expenses	10,350	7,452
Accrued worker compensation and health benefits	7,213	6,471
Deferred revenues	2,519	2,039
Total	$33,118	$28,028

10.                               Long-Term Debt

Long-term debt consists of the following:

	As of November 30, 2011	As of May 31, 2011
Senior credit facility:
Revolver	$22,800	$3,850
Notes payable	12,162	15,808
Other	4,962	2,193
	39,924	21,851
Less: Current maturities	(5,733)	(7,226)
Long-term debt, net of current maturities	$34,191	$14,625

Senior Credit Facility

In July 2009, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., JPMorgan Chase Bank, N.A., TD Bank, N.A. and Capital One, N.A., which provided for a $25.0 million term loan and a $55.0 million secured revolving credit facility. The outstanding principal balance of the term loan was subsequently repaid in October 2009 in connection with the Company’s IPO and may not be re-borrowed under the current credit agreement. The Company also repaid the outstanding balance of the revolving credit facility but may re-borrow under the revolving credit facility at any time during the term of the agreement. As of November 30, 2011, there were outstanding borrowings of $22.8 million and a total of $3.9 million of outstanding letters of credit under the existing revolving credit facility.

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016 and permits the Company to borrow up to $30.0 million in non-U.S. dollar currencies and to use up to $10.0 million of the credit limit for the issuance of letters of credit.   Loans under the Credit Agreement bear interest at LIBOR or base rate, at the option of the Company, plus an applicable LIBOR margin ranging from 1% to 2%, or base rate margin ranging from -1.25% to -.25%, based upon its Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Leverage Ratio exceeds 3.0 to 1.  The Credit Agreement is secured by liens on substantially all of the assets of the Company.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1.  Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination.  The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.  The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in its line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

In December 2011, outstanding borrowings under the former credit agreement were repaid in full using proceeds from the Credit Agreement.

Notes Payable and Other

In connection with acquisitions the Company has completed, it has, at various times, issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10% imputed interest rate. Unamortized discount on these notes totaled approximately $0.1 million as of November 30, 2011 and May 31, 2011. Amortization is recorded as interest expense in the consolidated statement of operations. The Company also has payment obligations to the sellers or the shareholders of the sellers pursuant to non-compete agreements which require the sellers and shareholders of the sellers not to compete with the Company.  The payment obligations under these agreement s range from 3 to 5 years.

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

The Company was a defendant in two related purported class action lawsuits in California, based upon alleged violations of California labor and employment law: Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), filed in September 2009, and Ballard v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. 2:10-cv-03186 (PSG)), filed in March 2010.  The settlement for these cases received final court approval in August 2011.  The Company took a charge during the three month and six month periods ending November 30, 2010 of $0.4 million and $0.1 million, respectively, for these cases.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of November 30, 2011, total potential acquisition-related contingent consideration ranged from $0 to $10.1 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 5 to these consolidated financial statements for further discussion of the Company’s acquisitions.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

12.                               Subsequent Event

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016 and permits the Company to borrow up to $30.0 million in non-U.S. dollar currencies and to use up to $10.0 million of the credit limit for the issuance of letters of credit.    See Note 10 to these consolidated financial statements for further discussion of the Company’s Credit Agreement.

In December 2011, the Company completed the acquisition of three asset protection businesses to continue its strategic efforts in market expansion. Prior to November 30, 2011, the Company funded an escrow account in the amount of $3.7 million for one of the acquisitions. These disbursed funds were classified as restricted cash on the consolidated balance sheet as of November 30, 2011. The Company’s cash outlay for the remaining two acquisitions was approximately $9.6 million and was made subsequent to November 30, 2011.

In addition to the cash consideration, the agreement allows for contingent consideration to be earned based upon certain of the acquired companies reaching specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocation. These acquisitions were not individually significant and no pro forma information has been included.

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

Selected consolidated financial information by segment for the periods shown was as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Revenues
Services	$96,909	$76,108	$172,598	$131,390
Products and Systems	9,092	5,228	16,605	10,538
International	11,857	9,350	21,630	18,390
Corporate and eliminations	(3,638)	(1,849)	(5,166)	(3,071)
	$114,220	$88,837	$205,667	$157,247

Revenues by operating segment include intercompany transactions, which are eliminated in corporate and eliminations.  The Services segment had sales to other operating segments of $1.6 million and $0.3 million for the three months ended November 30, 2011 and 2010, respectively. For the six months ended November 30, 2011 and 2010, the Services segment sales to other operating segments totaled $1.8 million and $0.6 million, respectively.

The Products and Systems segment had sales to other operating segments of $2.1 million and $1.3 million for the three months ended November 30, 2011 and 2010, respectively. For the six months ended November 30, 2011 and 2010, the Products and Systems segment sales to other operating segments totaled $3.4 million and $2.1 million, respectively.

The International segment had sales to other operating segments of $0.2 million and $0.3 million for the three months ended November 30, 2011 and 2010, respectively.  For the six months ended November 30, 2011 and 2010, the International segment sales to other operating segments totaled $0.2 million and $0.5 million, respectively.

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Gross profit
Services	$27,053	$21,753	$47,361	$36,754
Products and Systems	4,263	2,821	8,014	5,390
International	4,246	3,260	7,677	6,531
Corporate and eliminations	(347)	(26)	(417)	(89)
	$35,215	$27,808	$62,635	$48,586

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Income from operations
Services	$13,616	$10,249	$20,776	$14,097
Products and Systems	2,551	976	3,562	1,767
International	1,354	1,082	2,090	2,110
Corporate and eliminations	(3,450)	(2,110)	(6,386)	(4,461)
	$14,071	$10,197	$20,042	$13,513

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Depreciation and amortization
Services	$4,298	$4,024	$8,401	$7,608
Products and Systems	480	212	951	418
International	444	348	804	669
Corporate and eliminations	23	37	68	68
	$5,245	$4,621	$10,224	$8,763

	As of November 30, 2011	As of May 31, 2011

Intangible assets, net
Services	$14,205	$15,900
Products and Systems	9,857	10,250
International	3,436	771
Corporate and eliminations	328	383
	$27,826	$27,304

	As of November 30, 2011	As of May 31, 2011

Goodwill
Services	$53,274	$51,745
Products and Systems	10,557	10,557
International	7,983	1,844
Corporate and eliminations	—	—
	$71,814	$64,146

	As of November 30, 2011	As of May 31, 2011

Long-lived assets
Services	$112,780	$109,978
Products and Systems	20,967	23,235
International	18,157	6,504
Corporate and eliminations	1,952	901
	$153,856	$140,618

	As of November 30, 2011	As of May 31, 2011

Total assets
Services	$204,699	$188,693
Products and Systems	35,985	36,450
International	47,775	26,431
Corporate and eliminations	(897)	(2,937)
	$287,562	$248,637

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Revenues by geographic area for the three and six months ended November 30, 2011 and 2010, respectively, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2011	2010	2011	2010

Revenues
United States	$91,323	$72,353	$162,799	$127,120
Other Americas	11,059	7,200	20,857	13,640
Europe	8,476	7,289	14,076	12,142
Asia-Pacific	3,362	1,995	7,935	4,345
	$114,220	$88,837	$205,667	$157,247

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section below.

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

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2011, we provided our asset protection solutions to approximately 5,600 customers. As of November 30, 2011, we had approximately 3,100 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 81 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 57% and 60% of our second quarter revenues for fiscal 2012 and 2011, respectively.

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

Consolidated Results of Operations

Three months ended November 30, 2011 compared to the three months ended November 30, 2010

Our consolidated results of operations for the three months ended November 30, 2011 and 2010 were as follows:

	Three months ended November 30,
	2011	2010
	(in thousands)
Statement of Operations Data
Revenues	$114,220	$88,837
Cost of revenues	75,263	57,734
Depreciation	3,742	3,295
Gross profit	35,215	27,808
Selling, general and administrative expenses	19,378	15,615
Research and engineering	602	569
Depreciation and amortization	1,503	1,326
Acquisition-related costs	(339)	—
Legal reserve	—	101
Income from operations	14,071	10,197
Interest expense	1,145	671
Income before provision for income taxes	12,926	9,526
Provision for income taxes	5,008	3,818
Net income	7,918	5,708
Net loss (income) attributable to noncontrolling interests, net of taxes	38	(30)
Net income attributable to Mistras Group, Inc.	$7,956	$5,678

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended November 30, 2011 and 2010, were as follows:

	Three months ended November 30,
	2011	2010
	(in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$7,956	$5,678
Interest expense	1,145	671
Provision for income taxes	5,008	3,818
Depreciation and amortization	5,245	4,621
EBITDA	$19,354	$14,788
Stock compensation expense	1,545	1,047
Acquisition-related costs	(339)	—
Legal reserve	—	101
Adjusted EBITDA	$20,560	$15,936

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP).  EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization.  Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition related costs (including adjustments to the fair value of contingent consideration) and certain one-time and generally non-recurring items (which items are described below or in the reconciliation table above).

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

Revenues. Revenues were $114.2 million for the three months ended November 30, 2011 compared to $88.8 million for the three months ended November 30, 2010.   Revenues by segment for the three months ended November 30, 2011 and 2010 were as follows:

	Three months ended November 30,
	2011	2010

Revenues
Services	$96,909	$76,108
Products and Systems	9,092	5,228
International	11,857	9,350
Corporate and eliminations	(3,638)	(1,849)
	$114,220	$88,837

We estimate our growth rates for the three months ended November 30, 2011 and 2010, respectively, were as follows:

	Three months ended November 30,
	2011	2010
	($ in thousands)
Revenue growth	$25,383	$16,938
% Growth over prior year	28.6%	23.6%

Comprised of:
% of organic growth	19.4%	17.6%
% of acquisition growth	8.8%	6.0%
% foreign exchange increase (decrease)	0.4%	0.0%
	28.6%	23.6%

Revenues increased $25.4 million, or approximately 29%, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010 as a result of growth in all our segments, but principally attributable to growth in our Services segment. For the second quarter of fiscal 2012 and 2011, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 19% and 18%, respectively. This organic growth was driven by an increase in demand for our inspection services coupled with an increase in our “run and maintain” or “evergreen” contracts.  In the second quarter of fiscal 2012, we estimate that our acquisition growth was approximately 9% compared to approximately 6% in the second quarter of fiscal 2011. We completed four acquisitions during the six months ended November 30, 2011 and three acquisitions during the six months ended November 30, 2010.

We continued to experience growth in many of our target markets during the second quarter of fiscal 2012.   Oil and gas is our largest target market and represented approximately 57% of total revenues in the second quarter of fiscal 2012, compared to approximately 60% in the second quarter of fiscal 2011. Oil and gas revenue in the second quarter of fiscal 2012 increased approximately 21% over the prior year with the largest increases coming from the downstream and upstream sections of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including chemical, industrial markets, and transportation. Taken as a group, revenues for all target markets other than oil and gas grew approximately 39% in the second quarter of fiscal 2012 over the prior year period. Our largest customer in both periods was BP plc., (BP), accounting for approximately 17% of our revenues in the second quarter of fiscal 2012 and approximately 15% in the second quarter of fiscal 2011.   Our top ten customers represented approximately 44% of our revenues in the second quarter of fiscal 2012 compared to 42% in the same quarter last year.

Gross Profit. Our gross profit was $35.2 million and increased $7.4 million, or 27% in the second quarter of fiscal 2012 compared to $27.8 million in the second quarter of fiscal 2011. Gross profit by segment for the three months ended November 30, 2011 and 2010 were as follows:

	Three months ended November 30,
	2011	2010

Gross profit
Services	$27,053	$21,753
Products and Systems	4,263	2,821
International	4,246	3,260
Corporate and eliminations	(347)	(26)
	$35,215	$27,808

As a percentage of revenues, our gross profit and its components for the three months ended November 30, 2011 and 2010, respectively, were as follows:

	Three months ended November 30,
	2011	2010
	($ in thousands)
Gross profit	$35,215	$27,808

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(65.9)%	(65.0)%
Depreciation	(3.3)%	(3.7)%
Total	30.8%	31.3%
Gross profit % increase (decrease) from prior year	(0.5)%	(0.7)%

As a percentage of revenues, our gross profit decreased 50 basis points to approximately 31% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 66% and 65% in the second quarter of fiscal 2012 and fiscal 2011, respectively. Depreciation expense included in the determination of gross profit for the second quarter of fiscal 2012 and fiscal 2011 was $3.7 million and $3.3 million, respectively.

The 50 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a change in the mix of revenues generated during the quarter and slightly higher unbilled direct labor. Revenue from the oil and gas industry increased approximately 21% during the second quarter of fiscal 2012 and represented approximately 57% of total revenues. Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Offsetting the impact of higher oil and gas revenues in the second quarter of fiscal 2012 was revenue growth of approximately 39% in all other industries, where gross margins tend to be higher.  In addition, revenues from Advanced NDT services, which have higher margins than traditional NDT services, increased more than 35% during the second quarter of fiscal 2012 and now represent approximately 16% of our Services segment revenues compared to approximately 15% in the comparable quarter of fiscal 2011.

Unbilled direct labor increased $0.6 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Unbilled direct labor includes professional training time for our technicians which increased as a result of the increase in technicians in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Income from Operations. Our income from operations by segment for the three months ended November 30, 2011 and 2010 were as follows:

	Three months ended November 30,
	2011	2010
	($ in thousands)
Income from operations
Services	$13,616	$10,249
Products and Systems	2,551	976
International	1,354	1,082
Corporate and eliminations	(3,450)	(2,110)
	$14,071	$10,197

Our income from operations of $14.1 million for the second quarter of fiscal 2012 increased $3.9 million, or 38%, compared to the second quarter of fiscal 2011. As a percentage of revenues, our income from operations was approximately 12% and 11% in the second quarter of fiscal 2012 and fiscal 2011, respectively.

Our selling, general and administrative (SG&A) expenses for the second quarter of fiscal 2012 increased approximately $3.8 million over the second quarter of fiscal 2011. As a percentage of revenues, SG&A expenses for the second quarter of fiscal 2012 decreased to approximately 17% from approximately 18% in the second quarter of fiscal 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Our recent acquisitions accounted for approximately $1.0 million of the total increase in SG&A expenses. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $1.8 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included foreign currency losses of $0.8 million, stock compensation costs of $0.5 million, and insurance expense of $0.3 million. Depreciation and amortization included in the determination of income from operations for the second quarter of fiscal 2012 and fiscal 2011 was $1.5 million and $1.3 million, respectively, each representing approximately 1% of revenues.

Our acquisition-related costs for the second quarter of fiscal 2012 were due to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities resulting in a net increase to income from operations of $0.7 million. This was offset by $0.4 million in professional fees and other expenses in connection with our fiscal 2012 acquisition activity. Acquisition-related costs for the three months ended November 30, 2010 were insignificant.

Interest Expense. Interest expense was $1.1 million and $0.7 million for the second quarter of fiscal 2012 and 2011, respectively. The increase in the second quarter of fiscal 2012 related to an increase in average borrowings in the current year quarter compared to the prior year and interest accretion from the estimated fair value of our contingent consideration related to our acquisitions.

Net Loss Attributable to Noncontrolling Interests, net of taxes. The net loss attributable to noncontrolling interests for the three months ended November 30, 2011 is primarily related to the net loss incurred by Diapac, our subsidiary in Russia, and the net loss incurred by IPS, a subsidiary in France.

Income Taxes. Our effective income tax rate was approximately 39% for the second quarter of fiscal 2012 compared to approximately 40% for the second quarter of fiscal 2011.  The decrease was primarily due to the impact of permanent tax differences and a decrease in state and foreign tax rates.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the second quarter of fiscal 2012 was $8.0 million, or 7% of our revenues, an increase of $2.3 million over the second quarter of fiscal 2011, which was $5.7 million, or 6% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses and our provision for income taxes.

Consolidated Results of Operations

Six months ended November 30, 2011 compared to the six months ended November 30, 2010

Our consolidated results of operations for the six months ended November 30, 2011 and 2010 were as follows:

	Six months ended November 30,
	2011	2010
	(in thousands)
Statement of Operations Data
Revenues	$205,667	$157,247
Cost of revenues	135,790	102,402
Depreciation	7,242	6,259
Gross profit	62,635	48,586
Selling, general and administrative expenses	38,759	31,094
Research and engineering	1,191	1,124
Depreciation and amortization	2,982	2,504
Acquisition-related costs	(339)	—
Legal reserve	—	351
Income from operations	20,042	13,513
Interest expense	1,806	1,361
Income before provision for income taxes	18,236	12,152
Provision for income taxes	7,124	4,872
Net income	11,112	7,280
Net loss (income) attributable to noncontrolling interests, net of taxes	72	(10)
Net income attributable to Mistras Group, Inc.	$11,184	$7,270

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the six months ended November 30, 2011 and 2010, were as follows:

	Six months ended November 30,
	2011	2010
	(in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$11,184	$7,270
Interest expense	1,806	1,361
Provision for income taxes	7,124	4,872
Depreciation and amortization	10,224	8,763
EBITDA	$30,338	$22,266
Stock compensation expense	2,547	1,776
Acquisition-related costs	(339)	—
Legal reserve	—	351
Adjusted EBITDA	$32,546	$24,393

See explanation and definition of EBITDA and Adjusted EBITDA above on page 23.

Revenues. Revenues were $205.7 million for six months ended November 30, 2011 compared to $157.2 million for the six months ended November 30, 2010.   Revenues by segment for the six months ended November 30, 2011 and 2010 were as follows:

	Six months ended November 30,
	2011	2010
	($ in thousands)
Revenues
Services	$172,598	$131,390
Products and Systems	16,605	10,538
International	21,630	18,390
Corporate and eliminations	(5,166)	(3,071)
	$205,667	$157,247

We estimate our growth rates for the six months ended November 30, 2011 and 2010, respectively, were as follows:

	Six months ended November 30,
	2011	2010
	($ in thousands)
Revenue growth	$48,420	$29,259
% Growth over prior year	30.8%	22.9%

Comprised of:
% of organic growth	19.4%	16.2%
% of acquisition growth	10.3%	6.8%
% foreign exchange increase (decrease)	1.1%	(0.1)%
	30.8%	22.9%

Revenues increased $48.4 million, or approximately 31%, for the six months ended November 30, 2011 compared to the six months ended November 30, 2010 as a result of growth in all our segments, but principally attributable to growth in our Services segment. For the six months ended November 30, 2011 and 2010, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 19% and 16%, respectively. This organic growth was driven by an increase in demand for our inspection services coupled with an increase in our “run and maintain” or “evergreen” contracts.  For the six months ended November 30, 2011, we estimate that our acquisition growth was approximately 10% compared to approximately 7%, in the six months ended November 30, 2010. We completed four acquisitions during the six months ended November 30, 2011 and three acquisitions during the six months ended November 30, 2010.

We continued to experience growth in many of our target markets during the first six months of fiscal 2012.  Oil and gas is our largest target market and in the first six months of fiscal 2012 represented approximately 56% of total revenues, compared to approximately 60% in the comparable period of fiscal 2011. Oil and gas revenue in the first six months of fiscal 2012 increased approximately 23% over the prior year period with the largest increases coming from the downstream and midstream sections of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including chemical, industrial markets, and aerospace and defense. Taken as a group, revenues for all target markets other than oil and gas grew approximately 43% in the six months ended November 30, 2011 over the comparable prior year period. Our largest customer in both periods was BP plc., (BP), accounting for approximately 16% of our revenues in each six month period ended November 30, 2011 and 2010.   Our top ten customers represented approximately 41% of our revenues in each six month period ended November 30, 2011 and 2010.

Gross Profit. Our gross profit was $62.6 million and increased $14.0 million, or 29% during the six months ended November 30, 2011 compared to $48.6 million during the six months ended November 30, 2010. Gross profit by segment for the six months ended November 30, 2011 and 2010 were as follows:

	Six months ended November 30,
	2011	2010
	($ in thousands)
Gross profit
Services	$47,361	$36,754
Products and Systems	8,014	5,390
International	7,677	6,531
Corporate and eliminations	(417)	(89)
	$62,635	$48,586

As a percentage of revenues, our gross profit and its components for the six months ended November 30, 2011 and 2010, respectively, were as follows:

	Six months ended November 30,
	2011	2010
	($ in thousands)
Gross profit	$62,635	$48,586

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(66.0)%	(65.1)%
Depreciation	(3.5)%	(4.0)%
Total	30.5%	30.9%
Gross profit % increase (decrease) from prior year	(0.4)%	(0.5)%

As a percentage of revenues, our gross profit decreased 40 basis points to approximately 31% in the first six months of fiscal 2012 compared to the comparable prior year period. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 66% and 65% in the six months ended November 30, 2011 and 2010, respectively. Depreciation expense included in the determination of gross profit for the six months ended November 30, 2011 and 2010 was $7.2 million and $6.3 million, respectively.

The 40 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a change in the mix of revenues generated during the quarter and slightly higher unbilled direct labor. Revenue from the oil and gas industry increased approximately 23% during the first six months of fiscal 2012 and represented approximately 56% of total revenues. Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Offsetting the impact of higher oil and gas revenues in the first six months of fiscal 2012 was revenue growth of approximately 43% in all other industries, where gross margins tend to be higher.  In addition, revenues from Advanced NDT services, which have higher margins than traditional NDT services, increased by more than 45% during the first six months of fiscal 2012 and now represent approximately 16% of our Services segment revenues compared to approximately 15% in the comparable period of fiscal 2011.

Unbilled direct labor increased $1.2 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Unbilled direct labor includes professional training time for our technicians which increased as a result of the increase in technicians in the first six months of fiscal 2012 compared to the prior year period.

Income from Operations. Our income from operations by segment for the six months ended November 30, 2011 and 2010 were as follows:

	Six months ended November 30,
	2011	2010
	($ in thousands)
Income from operations
Services	$20,776	$14,097
Products and Systems	3,562	1,767
International	2,090	2,110
Corporate and eliminations	(6,386)	(4,461)
	$20,042	$13,513

Our income from operations of $20.0 million for the six months November 30, 2011 increased $6.5 million, or 48%, compared to $13.5 million for the six months ended November 30, 2010. As a percentage of revenues, our income from operations was approximately 10% and 9% for the six months ended November 30, 2011 and 2010, respectively.

Our selling, general and administrative (SG&A) expenses for the six months ended November 30, 2011 increased approximately $7.7 million over the comparable prior year period. As a percentage of revenues, SG&A expenses for the first six months of fiscal 2012 decreased to approximately 19% from approximately 20% for the first six months of fiscal 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Our recent acquisitions accounted for approximately $2.4 million of the total increase in SG&A expenses. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $3.7 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included foreign currency losses of $0.8 million, stock compensation costs of $0.8 million and insurance expense of $0.6 million.  Depreciation and amortization included in the determination of income from operations for the six months ended November 30, 2011 and 2010 was $3.0 million, or 1% of revenues, and $2.5 million, or 2% of revenues, respectively.

Our acquisition-related costs for the six months ended November 30, 2011 were due to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities resulting in a net increase to income from operations of $0.7 million. This was offset by $0.4 million in professional fees and other expenses in connection with our fiscal 2012 acquisition activity. Acquisition-related costs for the six months ended November 30, 2010 were insignificant.

Interest Expense. Interest expense for the six months ended November 30, 2011 was $1.8 million, an increase of $0.4 million when compared to the prior year period.  This increase primarily related to an increase in average borrowings in the current year as well as interest accretion from the estimated fair value of contingent consideration related to our acquisitions. The increase was offset by market rate adjustments of our interest rate swap outstanding in the prior year.

Net Loss Attributable to Noncontrolling Interests, net of taxes. The net loss attributable to noncontrolling interests for the six months ended November 30, 2011 is primarily related to the net loss incurred by Diapac, our subsidiary in Russia, and the net loss incurred by IPS, a subsidiary in France.

Income Taxes. Our effective income tax rate was approximately 39% for the six months ended November 30, 2011 compared to approximately 40% for the six months ended November 30, 2010.  The decrease was primarily due to the impact of permanent tax differences and a decrease in state and foreign tax rates.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the six months ended November 30, 2011 was $11.2 million, an increase of $3.9 million over net income attributable to Mistras Group, Inc. for the six months ended November 30, 2010, which was $7.3 million, each representing 5% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses and our provision for income taxes.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Six months ended November 30,
	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating Activities	$421	$9,040
Investing Activities	(18,199)	(20,766)
Financing Activities	12,286	2,253
Effect of exchange rate changes on cash	(68)	205
Net change in cash and cash equivalents	$(5,560)	$(9,268)

Cash Flows from Operating Activities

During the six months ended November 30, 2011, cash provided by our operating activities was $0.4 million, a decrease of $8.6 million from the comparable period of fiscal 2011. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $24.5 million offset by $24.0 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in our trade accounts receivable.

During the six months ended November 30, 2010, cash provided by our operating activities was $9.0 million, an increase of $0.4 million from the comparable period of fiscal 2010. Positive operating cash flow was primarily attributable to net income, excluding depreciation and amortization and other non-cash expenses of $17.7 million offset by $8.6 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in our trade accounts receivable.

Cash Flows from Investing Activities

During the six months ended November 30, 2011, cash used in investing activities was $18.2 million, a decrease of $2.6 million from the comparable period of fiscal 2011. Cash used in investing activities included our acquisition of four asset protection businesses for cash payments aggregating $10.7 million and $3.7 million utilized to fund an acquisition prior to November 30, 2011, but which did not close until after November 30, 2011.  Cash purchases of property, plant and equipment were $3.8 million and were primarily related to equipment used by our technicians.

During the six months ended November 30, 2010, cash used in investing activities was $20.8 million compared to $15.0 million from the comparable period of fiscal 2010. Cash used in investing activities included our acquisition of three asset protection businesses for cash payments aggregating $16.9 million.  Cash purchases of property, plant and equipment were $3.7 million and were primarily related to equipment used by our technicians, and land purchased for our new operations and training facility in Houston, Texas.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.3 million for the six months ended November 30, 2011, an increase of $10.0 million from the comparable period of fiscal 2011.  Net cash provided by financing activities related primarily to net  borrowings under our revolving credit facility of $19.0 million and proceeds of $1.3 million received from the exercise of stock options, offset by repayments of our capital lease obligations, long-term debt, and other short-term borrowings of $3.4 million, $2.8 million, $1.9 million,  respectively.

Net cash provided by financing activities was $2.3 million for the six months ended November 30, 2011, and related primarily to net borrowings under our revolving credit facility of $6.6 million and $2.1 million of other short-term borrowings offset by repayments of capital lease obligations and long-term debt of $3.0 million and $3.4 million, respectively.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($0.1) million and $0.2 million for the six months ended November 30, 2011 and 2010, respectively.

Cash Balance and Credit Facility Borrowings

As of November 30, 2011, we had cash and cash equivalents totaling $5.3 million and available borrowing capacity of $28.3 million under our current revolving credit facility. As of November 30, 2011, there were outstanding borrowings of $22.8 million and a total of $3.9 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides us with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30.0 million in non-US dollar currencies and to use up to $10.0 million of the credit limit for the issuance of letters of credit.   Loans under the Credit Agreement bear interest at LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1% to 2%, or base rate margin ranging from -1.25% to -.25%, based upon our Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1.  The Credit Agreement is secured by liens on substantially all of our assets.

The Credit Agreement contains financial covenants requiring that we maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1.  Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of us and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination.  The Credit Agreement also limits our ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.  The Credit Agreement does not limit our ability to acquire other businesses or companies except that the acquired business or company must be in our line of business, we must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of November 30, 2011, we were in compliance with the terms of the credit agreement in effect at that time, and we will continuously monitor our compliance with the new covenants contained in our new credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations, cash borrowed under our revolving credit facility and cash borrowed from leasing companies to purchase equipment and fleet service vehicles. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our revolving credit facility. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also obtain capital through the issuance of debt or equity securities, or a combination of both. As of December 31, 2011, there were outstanding borrowings of approximately $18.8 million and approximately $3.9 million of outstanding letters of credit under our revolving credit facility.

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

Our anticipated acquisitions may also require capital. We have completed seven acquisitions in fiscal 2012 with an initial cash outlay of $24.1 million, including three acquisitions completed in December 2011. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we aggressively pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Off-balance Sheet Arrangements

During the six months ended November 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $1.4 million of foreign currency translation losses in other comprehensive income for the first six months of fiscal 2012. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility, currently 2.75%, is variable and adjusts periodically. As of November 30, 2011, there were outstanding borrowings of $22.8 million under our revolving credit facility.  A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations for the three or six months ended November 30, 2011.

From time to time, we enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. As of November 30, 2011, we had no such contracts in effect.

We had cash and cash equivalents of $5.3 million as of November 30, 2011. These amounts are held for working capital purposes and were invested primarily bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

ITEM 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Internal control over financial reporting at the Company was excluded from the evaluation for the quarter ended November 30, 2011.

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

None.

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

Date: January 9, 2012