Form 10-Q
period 2012-02-29
Mistras Group, Inc.
filed 2012-04-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 2, 2012, the registrant had 27,938,173 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	February 29, 2012	May 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$7,931	$10,879
Accounts receivable, net	95,257	78,031
Inventories, net	13,173	9,830
Deferred income taxes	1,324	1,278
Prepaid expenses and other current assets	9,354	6,761
Total current assets	127,039	106,779
Property, plant and equipment, net	58,570	49,168
Intangible assets, net	33,559	27,304
Goodwill	80,053	64,146
Other assets	1,511	1,240
Total assets	$300,732	$248,637

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,963	$7,226
Current portion of capital lease obligations	6,644	5,853
Accounts payable	7,142	6,656
Accrued expenses and other current liabilities	40,332	28,028
Income taxes payable	466	2,825
Total current liabilities	60,547	50,588
Long-term debt, net of current portion	34,645	14,625
Obligations under capital leases, net of current portion	12,847	9,623
Deferred income taxes	2,425	2,863
Other long-term liabilities	5,197	3,452
Total liabilities	115,661	81,151

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 27,938,173 and 27,667,122 shares issued and outstanding as of February 29, 2012 and May 31, 2011, respectively	279	277
Additional paid-in capital	185,984	180,594
Retained earnings (accumulated deficit)	204	(14,017)
Accumulated other comprehensive (loss) income	(1,675)	303
Total Mistras Group, Inc. stockholders’ equity	184,792	167,157
Noncontrolling interest	279	329
Total equity	185,071	167,486
Total liabilities, preferred stock and equity	$300,732	$248,637

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Revenues:
Services	$94,253	$72,411	$281,097	$216,616
Products	9,865	6,802	28,688	19,844
Total revenues	104,118	79,213	309,785	236,460
Cost of revenues:
Cost of services	66,336	50,696	194,270	147,754
Cost of products sold	4,238	2,460	12,094	7,804
Depreciation related to services	3,760	3,307	10,639	9,252
Depreciation related to products	200	153	563	467
Total cost of revenues	74,534	56,616	217,566	165,277
Gross profit	29,584	22,597	92,219	71,183
Selling, general and administrative expenses	20,806	16,005	59,565	47,099
Research and engineering	578	514	1,769	1,638
Depreciation and amortization	1,805	1,385	4,787	3,889
Acquisition-related costs	849	—	510	—
Legal reserve	—	—	—	351
Income from operations	5,546	4,693	25,588	18,206
Other expenses
Interest expense	814	596	2,620	1,957
Loss on extinguishment of long-term debt	113	—	113	—
Income before provision for income taxes	4,619	4,097	22,855	16,249
Provision for income taxes	1,548	1,690	8,672	6,562
Net income	3,071	2,407	14,183	9,687
Net (income) loss attributable to noncontrolling interests, net of taxes	(34)	36	38	26
Net income attributable to Mistras Group, Inc.	$3,037	$2,443	$14,221	$9,713
Earnings per common share (see Note 4):
Basic	$0.11	$0.09	$0.51	$0.36
Diluted	$0.11	$0.09	$0.50	$0.36
Weighted average common shares outstanding:
Basic	27,921	26,667	27,794	26,665
Diluted	28,829	26,919	28,563	26,824

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional	Retained earnings	Accumulated other	Total Mistras Group, Inc.
	Common Stock		paid-in	(accumulated	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Nine months ended February 28, 2011:
Balance at May 31, 2010	26,664	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	9,713	—	9,713	(26)	9,687
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	880	880	5	885
Comprehensive Income						10,593	(21)	10,572
Stock compensation	1	—	2,680	—	—	2,680	—	2,680
Exercise of stock options	5	—	30	—	—	30	—	30
Noncontrolling interest in subsidiary	—	—	—	—	—	—	117	117
Balance at February 28, 2011	26,670	$267	$164,764	$(20,735)	$(707)	$143,589	$364	$143,953

Nine months ended February 29, 2012:
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	14,221	—	14,221	(38)	14,183
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(1,978)	(1,978)	(12)	(1,990)
Comprehensive Income						12,243	(50)	12,193
Stock compensation	14	—	3,791	—	—	3,791	—	3,791
Net settlement on vesting of restricted stock units	36	—	(281)	—		(281)	—	(281)
Excess tax benefit from stock compensation	—	—	405	—	—	405	—	405
Exercise of stock options	221	2	1,475	—	—	1,477	—	1,477
Balance at February 29, 2012	27,938	$279	$185,984	$204	$(1,675)	$184,792	$279	$185,071

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$14,221	$9,713
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,989	13,608
Deferred income taxes	(479)	171
Provision for doubtful accounts	189	45
Loss on extinguishment of long-term debt	113	—
(Gain) loss on sale of assets	(40)	38
Amortization of deferred financing costs	116	127
Stock compensation expense	3,791	2,680
Interest rate swap	—	(210)
Noncontrolling interest	(38)	(26)
Foreign currency loss (gain)	231	(310)
Changes in operating assets and liabilities, net of effect of acquisitions of businesses
Accounts receivable	(10,160)	(6,620)
Inventories	(2,624)	(1,377)
Prepaid expenses and other current assets	(1,386)	(1,743)
Other assets	(42)	971
Accounts payable	(1,310)	410
Income taxes payable	(2,302)	(302)
Accrued expenses and other current liabilities	4,703	1,468
Net cash provided by operating activities	20,972	18,643
Cash flows from investing activities
Purchase of property, plant and equipment	(6,407)	(6,051)
Purchase of intangible assets	(437)	(398)
Acquisition of businesses, net of cash acquired	(26,273)	(18,301)
Proceeds from sale of equipment	301	170
Net cash used in investing activities	(32,816)	(24,580)
Cash flows from financing activities
Repayment of capital lease obligations	(5,136)	(4,631)
Repayment of long-term debt	(4,420)	(6,808)
Net borrowings from revolver	19,050	5,000
Net (repayments) proceeds from other short-term borrowings	(1,868)	2,722
Proceeds from borrowings of long-term debt	837	42
Payment of financing costs	(623)	—
Taxes paid related to net share settlement of equity awards	(281)	—
Excess tax benefit from stock compensation	405	—
Proceeds from the exercise of stock options	1,477	30
Net cash provided by (used in) financing activities	9,441	(3,645)
Effect of exchange rate changes on cash and cash equivalents	(545)	105
Net change in cash and cash equivalents	(2,948)	(9,477)
Cash and cash equivalents
Beginning of period	10,879	16,037
End of period	$7,931	$6,560
Supplemental disclosure of cash paid
Interest	$1,720	$2,058
Income taxes	$11,995	$6,581
Noncash investing and financing
Equipment acquired through capital lease obligations	$8,613	$3,678
Issuance of notes payable and other debt obligations primarily related to acquisitions	$2,444	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(tabular dollars in thousands, except per share data)

1.                                      Description of Business & Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role the services of the Company play in ensuring the safe and efficient operation of infrastructure, the Company has historically provided a majority of its services to its customers on a regular, recurring basis. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012. The balance sheet at May 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the companies in the International segment, which end on April 30. The effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position is not significant.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Revision of Prior Period Financial Statements

The Company has revised the consolidated statement of cash flows for the nine months ended February 28, 2011 to reflect the cash flows associated with the financing of an insurance premium as cash flows from financing activities.  Such cash flows were previously reported in operating activities.  A summary of the revisions to the consolidated statements of cash flows for the nine months ended February 28, 2011 is as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Nine months months ended
	February 28, 2011
	As previously reported	Revision	As revised

Net cash flows provided by operating activities	$21,365	$(2,722)	$18,643
Net cash flows used in investing activities	(24,580)	—	(24,580)
Net cash flows provided by financing activities	(6,367)	2,722	(3,645)
Effects of exchange rate changes on cash and cash equivalents	105	—	105
Net increase in cash and cash equivalents during the period	(9,477)	—	(9,477)

These revisions had no impact on the annual statement of cash flows as presented in the 2011 Form 10-K.

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

Percentage of Completion

A portion of the Company’s revenues are generated from engineering and manufacturing of custom products under long-term contracts that may last from several months to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting, revenues are recognized as work is performed. The percentage of completion at any point in time is based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. The percentage of completion is then applied to the total contract revenue to determine the amount of revenue to be recognized in the period. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct materials, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in project

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

performance and the recoverability of any claims. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter, using a two-step process. The first step identifies potential impairment by comparing the fair value of the Company’s reporting units to its carrying value. If the fair value is less than the carrying value, the second step measures the amount of impairment, if any. The impairment loss is the amount by which the carrying amount of goodwill exceeds the implied fair value of that goodwill. The most recent annual test for impairment performed for fiscal 2011 did not identify any instances of impairment and there were no events through February 29, 2012 that warranted a reconsideration of the impairment test results.

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

The Company has one customer, BP plc. (BP), which accounted for 16% and 21% of revenues for the three months ended February 29, 2012 and February 28, 2011, respectively, and 16% and 17% of revenues for the nine months ended February 29, 2012 and February 28, 2011, respectively.  Accounts receivable from this customer were approximately 14% and 15% of total accounts receivable, net as of February 29, 2012 and May 31, 2011, respectively. The relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  The Company conducts business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific BP division or

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

affiliate, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which requires companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. Effective June 1, 2011, the Company adopted, on a prospective basis, the provisions of this updated accounting standard related to revenue recognition associated with contractual arrangements involving multiple elements. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

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

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,705,000 shares were available for future grants as of February 29, 2012. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of February 29, 2012, there was an aggregate of approximately 2,630,000 stock options outstanding and approximately 443,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

The fair value of the Company’s stock option awards for the nine months ended February 28, 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the range of assumptions below.  No stock options were granted during the nine months ended February 29, 2012.

Nine months ended February 28, 2011

Dividend yield	0.0%
Expected volatility	44%
Risk-free interest rate	2.6%
Expected term (years)	6.3

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.8 million for the each of the three month periods ended February 29, 2012 and February 28, 2011. For each of the nine month periods ended February 29, 2012 and February 28, 2011, the Company recognized stock-based compensation expense related to stock option awards of $2.4 million.  As of February 29, 2012, there was approximately $4.6 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.5 years.  Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three and nine months ended February 29, 2012 and February 28, 2011 were as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Cash proceeds from options exercised	$152	$30	$1,477	$30
Aggregate intrinsic value of options exercised	$337	$43	$3,399	$43

The Company also recognized approximately $0.5 million and $0.1 million in stock-based compensation expense related to restricted stock unit awards during the three months ended February 29, 2012 and February 28, 2011, respectively.  For the nine months ended February 29, 2012 and February 28, 2011, the Company recognized stock-based compensation expense related to restricted stock unit awards of $1.1 million and $0.3 million, respectively.  As of February 29, 2012, there was approximately $6.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.3 years.

In October 2011, the Company granted approximately 9,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan.  These shares had a grant date fair value of approximately $0.2 million, which was recorded as stock-based compensation expense during the nine months ended February 29, 2012.

During the nine months ended February 29, 2012, approximately 52,000 restricted stock units vested, the fair value of which was $0.5 million. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first nine months of fiscal 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 16,000 shares based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that otherwise would have been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$3,037	$2,443	$14,221	$9,713
Denominator:
Weighted average common shares outstanding	27,921	26,667	27,794	26,665
Basic earnings per share	$0.11	$0.09	$0.51	$0.36

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$3,037	$2,443	$14,221	$9,713
Denominator:
Weighted average common shares outstanding	27,921	26,667	27,794	26,665
Dilutive effect of stock options outstanding	795	202	688	137
Dilutive effect of restricted stock units outstanding	113	50	81	22
	28,829	26,919	28,563	26,824
Diluted earnings per share	$0.11	$0.09	$0.50	$0.36

5.                                      Acquisitions

The Company completed the acquisition of eight companies during the nine months ended February 29, 2012. These acquisitions were asset protection companies specializing in advanced ultrasonic inspection, NDT services and inspection, ultrasonic testing (UT) and acoustic emission (AE) products and systems, and in-house component inspection.  These companies were acquired to complement the service and product offerings within the Services, Products and Systems, and International segments. Three of the acquired companies were asset purchases that met the definition of “acquisitions of businesses” under the provision of FASB Accounting Standards Codification (ASC) 805-10-20. In the remaining acquisitions, the Company acquired 100% of the common stock of the acquirees.  Five of the acquired companies have been integrated into the International segment; two of the acquired companies have been integrated into the Services segment; and one of the acquired companies has been integrated into the Products segment. In addition to the cash and debt consideration related to the acquisitions completed in fiscal 2012, the Company accrued a liability of approximately $3.3 million, which represents the estimated fair value of contingent consideration expected to be payable in the event that certain of the acquired companies achieve specific performance metrics over the next four years of operations. The total potential contingent consideration ranges from zero to $4.5 million for acquisitions completed in fiscal 2012.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of February 29, 2012 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuations of the intangible assets for these acquisitions. These valuations and purchase price allocations are expected to be finalized prior to the end of the Company’s fiscal year ending May 31, 2012. The results of operations of each of the acquisitions completed in fiscal 2012 are reported in each respective operating segment’s statement of operations from the date of acquisition. The Company’s preliminary allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Nine months ended
	February 29, 2012	February 28, 2011

Number of entities	8	4

Cash paid	$27,514	$18,301
Subordinated notes issued	2,444	1,637
Debt and other liabilities assumed	3,095	1,100
Contingent consideration	3,445	697

Purchase price	$36,498	$21,735

Current net assets acquired	3,801	127
Property, plant and equipment	6,350	6,341
Deferred tax asset	130	41
Intangibles	9,710	6,465
Goodwill	16,507	8,878
Less: noncontrolling interest	—	(117)
Net assets acquired	$36,498	$21,735

The amortization period of intangible assets acquired ranges from one to fifteen years. The Company recorded approximately $16.5 million of goodwill in connection with its fiscal 2012 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. Substantially all of the goodwill recognized is expected to be deductible for tax purposes.

Revenues included in the consolidated statement of operations for the three and nine months ended February 29, 2012 from these acquisitions for the period subsequent to the closing of each transaction was approximately $10.6 million and $12.9 million, respectively. Loss from operations included in the consolidated statement of operations for each of the three and nine month periods ended February 29, 2012 from these acquisitions for the period subsequent to the closing of each transaction was approximately ($0.5) million.

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

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues	$117,241	$90,287	$347,412	$268,065

Income from operations	$5,119	$4,899	$27,041	$19,268

During the three and nine month periods ended February 29, 2012, the Company incurred acquisition-related costs of $1.0 million and $1.4 million, respectively, in connection with due diligence, professional fees, and other expenses for its fiscal 2012 acquisition activity.  Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month and nine month periods ended February 29, 2012 the adjustments resulted in a net decrease of approximately $0.1 million and $0.9 million, respectively, to the Company’s acquisition-related contingent consideration liabilities, which were approximately $7.5 million as of February 29, 2012 and recorded on the balance sheet

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $0.1 million and $0.9 million for the three and nine month periods ended February 29, 2012, respectively. Both the fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related expenses have been classified as acquisition-related costs in the statement of operations for the three and nine months ended February 29, 2012. Acquisition-related costs for the Company’s fiscal 2011 acquisition activity were insignificant for the three and nine months ended February 28, 2011.

6.                                      Accounts Receivable, net

Accounts receivable consist of the following:

	As of February 29, 2012	As of May 31, 2011

Trade accounts receivable	$97,363	$79,800
Allowance for doubtful accounts	(2,106)	(1,769)
Total	$95,257	$78,031

7.                                      Inventories, net

Inventories consist of the following:

	As of February 29, 2012	As of May 31, 2011

Raw materials	$2,912	$2,832
Work in process	1,991	1,531
Finished goods	6,170	3,623
Supplies	2,100	1,844
Total	$13,173	$9,830

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.2 million and $1.0 million as of February 29, 2012 and May 31, 2011, respectively.

8.                                      Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life	As of February 29, 2012	As of May 31, 2011
	(Years)
Land		$2,213	$2,210
Building and improvements	30-40	17,632	14,779
Office furniture and equipment	5-8	6,372	5,006
Machinery and equipment	5-7	93,214	80,587
		119,431	102,582
Accumulated depreciation and amortization		(60,861)	(53,414)
Property, plant and equipment, net		$58,570	$49,168

Depreciation expense for the three months ended February 29, 2012 and February 28, 2011 was approximately $4.2 million and $3.5 million, respectively. Depreciation expense for the nine months ended February 29, 2012 and February 28, 2011 was approximately $11.8 million and $9.5 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of February 29, 2012	As of May 31, 2011

Accrued salaries, wages and related employee benefits	$15,185	$12,066
Other accrued expenses	13,033	7,452
Accrued worker compensation and health benefits	7,344	6,471
Deferred revenues	4,770	2,039
Total	$40,332	$28,028

10.                               Long-Term Debt

Long-term debt consists of the following:

	As of February 29, 2012	As of May 31, 2011
Senior credit facility:
Revolver	$22,900	$3,850
Notes payable	13,588	15,808
Other	4,120	2,193
	40,608	21,851
Less: Current maturities	(5,963)	(7,226)
Long-term debt, net of current maturities	$34,645	$14,625

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016.  The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit.   In December 2011, outstanding borrowings under the former credit agreement were repaid in full using proceeds from the Credit Agreement. As of February 29, 2012, there were outstanding borrowings of $22.9 million and a total of $3.8 million of outstanding letters of credit under the current revolving credit facility.

Loans under the Credit Agreement bear interest at LIBOR or base rate, at the option of the Company, plus an applicable LIBOR margin ranging from 1% to 2%, or base rate margin ranging from -1.25% to -.25%, based upon its Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1.  Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

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

During the nine months ended February 29, 2012, the Company capitalized approximately $0.6 million of costs related to the new credit agreement and expensed approximately $0.1 million of deferred financing costs related to its former credit facility. The accelerated amounts expensed are classified as loss on extinguishment of long-term debt in the consolidated statement of operations.

Notes Payable and Other

In connection with certain of the acquisitions the Company has completed, it has, at various times, issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10% imputed interest rate. Unamortized discount on these notes totaled approximately $0.1 million as of February 29, 2012 and May 31, 2011. Amortization is recorded as interest expense in the consolidated statement of operations. The Company also has payment obligations to the sellers or the shareholders of the sellers pursuant to non-compete agreements which require the sellers and shareholders of the sellers not to compete with the Company.  The payment obligations under these agreements range from 3 to 5 years.

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

The Company was a defendant in two related purported class action lawsuits in California, based upon alleged violations of California labor and employment law: Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), filed in September 2009, and Ballard v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. 2:10-cv-03186 (PSG)), filed in March 2010.  The settlement for these cases received final court approval in August 2011.  The Company took a $0.4 million charge during the nine months ending February 28, 2011 for these cases.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of February 29, 2012, total potential acquisition-related contingent consideration ranged from zero to $13.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 5 to these consolidated financial statements for further discussion of the Company’s acquisitions.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

12.                               Subsequent Event

In March 2012, the Company completed the acquisition of two companies to continue its strategic efforts in market expansion.  The Company’s cash outlay with regards to these acquisitions was approximately $1.8 million.  The Company is in the process of completing the preliminary purchase price allocation.  These acquisitions were not individually significant and no pro forma information has been included.

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

International. This segment offers services, products and systems similar to those of the other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues
Services	$80,895	$66,708	$253,493	$198,098
Products and Systems	9,824	5,436	26,429	15,974
International	17,164	8,671	38,794	27,062
Corporate and eliminations	(3,765)	(1,602)	(8,931)	(4,674)
	$104,118	$79,213	$309,785	$236,460

Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations.  The Services segment had sales to other operating segments of $0.5 million and $0.4 million for the three months ended

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

February 29, 2012 and February 28, 2011, respectively. For the nine months ended February 29, 2012 and February 28, 2011, Services segment sales to other operating segments totaled $2.3 million and $0.8 million, respectively.

The Products and Systems segment had sales to other operating segments of $3.1 million and $1.0 million for the three months ended February 29, 2012 and February 28, 2011, respectively. For the nine months ended February 29, 2012 and February 28, 2011, Products and Systems segment sales to other operating segments totaled $6.4 million and $3.1 million, respectively.

The International segment had sales to other operating segments of $0.3 million and $0.1 million for the three months ended February 29, 2012 and February 28, 2011, respectively.  For the nine months ended February 29, 2012 and February 28, 2011, International segment sales to other operating segments totaled $0.5 million and $0.2 million, respectively.

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Gross profit
Services	$20,640	$16,650	$68,001	$53,404
Products and Systems	4,938	3,049	12,952	8,440
International	4,586	2,935	12,263	9,466
Corporate and eliminations	(580)	(37)	(997)	(127)
	$29,584	$22,597	$92,219	$71,183

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Income from operations
Services	$7,207	$5,494	$27,983	$19,591
Products and Systems	2,476	1,213	6,038	2,980
International	340	404	2,430	2,514
Corporate and eliminations	(4,477)	(2,418)	(10,863)	(6,879)
	$5,546	$4,693	$25,588	$18,206

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Depreciation and amortization
Services	$4,587	$4,247	$12,988	$11,855
Products and Systems	500	206	1,451	624
International	670	350	1,474	1,016
Corporate and eliminations	8	42	76	113
	$5,765	$4,845	$15,989	$13,608

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of February 29, 2012	As of May 31, 2011

Intangible assets, net
Services	$16,868	$15,900
Products and Systems	10,390	10,250
International	5,480	771
Corporate and eliminations	821	383
	$33,559	$27,304

	As of February 29, 2012	As of May 31, 2011

Goodwill
Services	$57,252	$51,745
Products and Systems	13,594	10,557
International	9,207	1,844
Corporate and eliminations	—	—
	$80,053	$64,146

	As of February 29, 2012	As of May 31, 2011

Long-lived assets
Services	$120,604	$109,978
Products and Systems	24,531	23,235
International	25,041	6,504
Corporate and eliminations	2,006	901
	$172,182	$140,618

	As of February 29, 2012	As of May 31, 2011

Total assets
Services	$205,934	$188,693
Products and Systems	39,976	36,450
International	52,740	26,431
Corporate and eliminations	2,082	(2,937)
	$300,732	$248,637

Revenues by geographic area for the three and nine months ended February 29, 2012 and February 28, 2011, respectively, were as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended		Nine months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues
United States	$74,416	$64,189	$237,215	$191,309
Other Americas	11,500	6,448	32,357	20,088
Europe	13,721	6,818	27,797	18,960
Asia-Pacific	4,481	1,758	12,416	6,103
	$104,118	$79,213	$309,785	$236,460

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

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. During fiscal 2011, we provided our asset protection solutions to approximately 5,600 customers. As of February 29, 2012, we had approximately 3,100 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 80 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 56% and 61% of our revenues for the first nine months of fiscal 2012 and 2011, respectively.

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

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that we believe will enhance our advantages over our competition.

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, slow economic growth, persistently high unemployment rates, volatile currency exchange rates and continued uncertainty about economic stability. However, we believe these conditions have allowed us to capitalize on an opportunity to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technologies in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Consolidated Results of Operations

Three months ended February 29, 2012 compared to the three months ended February 28, 2011

Our consolidated results of operations for the three months ended February 29, 2012 and February 28, 2011 were as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Statement of Operations Data
Revenues	$104,118	$79,213
Cost of revenues	70,574	53,156
Depreciation	3,960	3,460
Gross profit	29,584	22,597
Selling, general and administrative expenses	20,806	16,005
Research and engineering	578	514
Depreciation and amortization	1,805	1,385
Acquisition-related costs	849	—
Income from operations	5,546	4,693
Interest expense	814	596
Loss on extinguishment of long-term debt	113	—
Income before provision for income taxes	4,619	4,097
Provision for income taxes	1,548	1,690
Net income	3,071	2,407
Net loss (income) attributable to noncontrolling interests, net of taxes	(34)	36
Net income attributable to Mistras Group, Inc.	$3,037	$2,443

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended February 29, 2012 and February 28, 2011 were as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$3,037	$2,443
Interest expense	814	596
Provision for income taxes	1,548	1,690
Depreciation and amortization	5,765	4,845
EBITDA	$11,164	$9,574
Stock compensation expense	1,244	903
Acquisition-related costs	849	—
Loss on extinguishment of long-term debt	113	—
Adjusted EBITDA	$13,370	$10,477

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP).  EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization.  Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition related costs (including adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are described below or in the reconciliation table above).

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.  Adjusted EBITDA is also used as a performance evaluation metric for our executive and employee incentive compensation programs.

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

Revenues. Revenues were $104.1 million for the three months ended February 29, 2012 compared to $79.2 million for the three months ended February 28, 2011.   Revenues by segment for the third quarter of fiscal 2012 and 2011 were as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Revenues
Services	$80,895	$66,708
Products and Systems	9,824	5,436
International	17,164	8,671
Corporate and eliminations	(3,765)	(1,602)
	$104,118	$79,213

We estimate our growth rates for the third quarter of fiscal 2012 and 2011 were as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Revenue growth	$24,905	$14,857
% Growth over prior year	31.4%	23.1%

Comprised of:
% of organic growth	16.5%	16.7%
% of acquisition growth	15.2%	6.2%
% foreign exchange increase (decrease)	(0.3)%	0.2%
	31.4%	23.1%

Revenues increased $24.9 million, or approximately 31%, for the three months ended February 29, 2012 compared to the three months ended February 28, 2011 as a result of growth in all our segments, but principally attributable to growth in our Services segment. For the third quarter of fiscal 2012 and 2011, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 17%.  In the third quarter of fiscal 2012, we estimate that our acquisition growth was approximately 15% compared to approximately 6% in the third quarter of fiscal 2011. We completed the acquisition of eight companies during the nine months ended February 29, 2012 and four companies during the nine months ended February 28, 2011, which accounts for the increase in acquisition growth.

We continued to experience growth in many of our target markets during the third quarter of fiscal 2012.   Oil and gas is our largest target market and represented approximately 55% of total revenues in the third quarter of fiscal 2012, compared to approximately 64% in the third quarter of fiscal 2011. Oil and gas revenue in the third quarter of fiscal 2012 increased approximately 14% over the prior year with the largest increases coming from the downstream and midstream sections of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including industrial markets, aerospace and defense and engineering. Taken as a group, revenues for all target markets other than oil and gas grew approximately 63% in the third quarter of fiscal 2012 over the prior year period. Our largest customer in both periods was BP plc. (BP), accounting for approximately 16% of our revenues in the third quarter of fiscal 2012 and approximately 21% in the third quarter of fiscal 2011.   Our top ten customers represented approximately 38% of our revenues in the third quarter of fiscal 2012 compared to 50% in the same quarter last year.

Gross Profit. Our gross profit was $29.6 million and increased $7.0 million, or 31% in the third quarter of fiscal 2012 compared to $22.6 million in the third quarter of fiscal 2011. Gross profit by segment for the three months ended February 29, 2012 and February 28, 2011 was as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Gross profit
Services	$20,640	$16,650
Products and Systems	4,938	3,049
International	4,586	2,935
Corporate and eliminations	(580)	(37)
	$29,584	$22,597

As a percentage of revenues, our gross profit and its components for the three months ended February 29, 2012 and February 28, 2011 were as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Gross profit	$29,584	$22,597

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(67.8)%	(67.1)%
Depreciation	(3.8)%	(4.4)%
Total	28.4%	28.5%
Gross profit % increase (decrease) from prior year	(0.1)%	1.1%

As a percentage of revenues, our gross profit remained fairly consistent at approximately 28% for each of the third quarters of fiscal 2012 and fiscal 2011. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 68% and 67% in the third quarter of fiscal 2012 and fiscal 2011, respectively. Depreciation expense included in the determination of gross profit for the third quarter of fiscal 2012 and fiscal 2011 was $4.0 million and $3.5 million, respectively.

Our gross profit as a percentage of revenues was somewhat impacted by a change in the mix of revenues generated during the quarter coupled with a decrease in gross profit in our International segment, which relates to the integration of three acquisitions during the quarter. This was offset by improvements in our Services segment gross profit, which was achieved through reductions in our unbilled direct labor as a percentage of revenues.  Revenue from the oil and gas industry increased approximately 14% during the third quarter of fiscal 2012 and represented approximately 55% of total revenues. Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Offsetting the impact of higher oil and gas revenues in the third quarter of fiscal 2012 was revenue growth of approximately 63% in all other industries, where gross margins tend to be higher.

Income from Operations. Our income from operations by segment for the three months ended February 29, 2012 and February 28, 2011 were as follows:

	Three months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Income from operations
Services	$7,207	$5,494
Products and Systems	2,476	1,213
International	340	404
Corporate and eliminations	(4,477)	(2,418)
	$5,546	$4,693

Our income from operations of $5.5 million for the third quarter of fiscal 2012 increased $0.9 million, or 18%, compared to the third quarter of fiscal 2011. As a percentage of revenues, our income from operations was approximately 5% and 6% in the third quarter of fiscal 2012 and fiscal 2011, respectively.  The decrease in income from operations as a percentage of revenues partially relates to lower margins and increased selling, general and administrative (SG&A) expenses related to the integration of our recent acquisitions in our International segment.

Our SG&A expenses for the third quarter of fiscal 2012 increased approximately $4.8 million over the third quarter of fiscal 2011. Of this amount, SG&A for companies acquired within the last twelve months accounted for approximately $2.3 million of the total increase. SG&A expenses, as a percentage of revenues, was approximately 20% for each of the third quarters of fiscal 2012 and 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions.  Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $1.7 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included increased stock compensation costs of $0.4 million and insurance expense of $0.4 million, partially offset by foreign currency gains of $0.1 million over the third quarter of fiscal 2011. Depreciation and amortization included in the determination of income from operations for the third quarter of fiscal 2012 and fiscal 2011 was $1.8 million and $1.4 million, respectively, each representing approximately 2% of revenues.

Our acquisition-related costs for the third quarter of fiscal 2012 were approximately $1.0 million and related to professional fees and other expenses in connection with our fiscal 2012 acquisition activity. These amounts were offset by approximately $0.1 million in adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. Acquisition-related costs for the three months ended February 28, 2011 were insignificant.

Interest Expense. Interest expense was $0.8 million and $0.6 million for the third quarter of fiscal 2012 and 2011, respectively. The increase in the third quarter of fiscal 2012 related to an increase in average borrowings in the current year quarter compared to the prior year and interest accretion from the estimated fair value of our contingent consideration related to our acquisitions.

Net Income Attributable to Noncontrolling Interests, net of taxes. The net income attributable to noncontrolling interests for the three months ended February 29, 2012 is primarily related to the net income incurred by Diapac, our subsidiary in Russia.

Income Taxes. Our effective income tax rate was approximately 34% for the third quarter of fiscal 2012 compared to approximately 41% for the third quarter of fiscal 2011.  The decrease was primarily due to the impact of permanent tax differences, tax credits, and changes in the geographic mix of earnings in the various state and foreign jurisdictions.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the third quarter of fiscal 2012 was $3.0 million, or 3% of our revenues, an increase of $0.6 million over the third quarter of fiscal 2011, which was $2.4 million, or 3% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses and acquisition-related costs.

Consolidated Results of Operations

Nine months ended February 29, 2012 compared to the nine months ended February 28, 2011

Our consolidated results of operations for the nine months ended February 29, 2012 and February 28, 2011 were as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Statement of Operations Data
Revenues	$309,785	$236,460
Cost of revenues	206,364	155,558
Depreciation	11,202	9,719
Gross profit	92,219	71,183
Selling, general and administrative expenses	59,565	47,099
Research and engineering	1,769	1,638
Depreciation and amortization	4,787	3,889
Acquisition-related costs	510	—
Legal reserve	—	351
Income from operations	25,588	18,206
Interest expense	2,620	1,957
Loss on extinguishment of long-term debt	113	—
Income before provision for income taxes	22,855	16,249
Provision for income taxes	8,672	6,562
Net income	14,183	9,687
Net loss (income) attributable to noncontrolling interests, net of taxes	38	26
Net income attributable to Mistras Group, Inc.	$14,221	$9,713

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the nine months ended February 29, 2012 and February 28, 2011 were as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$14,221	$9,713
Interest expense	2,620	1,957
Provision for income taxes	8,672	6,562
Depreciation and amortization	15,989	13,608
EBITDA	$41,502	$31,840
Stock compensation expense	3,791	2,680
Acquisition-related costs	510	—
Legal reserve	—	351
Loss on extinguishment of long-term debt	113	—
Adjusted EBITDA	$45,916	$34,871

See explanation and definition of EBITDA and Adjusted EBITDA above on page 22.

Revenues. Revenues were $309.8 million for nine months ended February 29, 2012 compared to $236.5 million for the nine months ended February 28, 2011.   Revenues by segment for the first nine months of fiscal 2012 and 2011 were as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Revenues
Services	$253,493	$198,098
Products and Systems	26,429	15,974
International	38,794	27,062
Corporate and eliminations	(8,931)	(4,674)
	$309,785	$236,460

We estimate our growth rates for the first nine months of fiscal 2012 and 2011 were as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Revenue growth	$73,325	$44,116
% Growth over prior year	31.0%	22.9%

Comprised of:
% of organic growth	18.5%	16.2%
% of acquisition growth	11.9%	6.8%
% foreign exchange increase (decrease)	0.6%	(0.1)%
	31.0%	22.9%

Revenues increased $73.3 million, or approximately 31%, for the nine months ended February 29, 2012 compared to the nine months ended February 28, 2011 as a result of growth in all our segments, but principally attributable to growth in our Services segment. For the nine months ended February 29, 2012 and February 28, 2011, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 19% and 16%, respectively.  For the nine months ended February 29, 2012, we estimate that our acquisition growth was approximately 12% compared to approximately 7%, in the nine months ended February 28 2011. We completed the acquisition of eight companies during the nine months ended February 29, 2012 and four companies during the nine months ended February 28, 2011, which accounts for the increase in acquisition growth.

We continued to experience growth in many of our target markets during the first nine months of fiscal 2012.  Oil and gas is our largest target market and in the first nine months of fiscal 2012 represented approximately 56% of total revenues, compared to approximately 61% in the comparable period of fiscal 2011. Oil and gas revenue in the first nine months of fiscal 2012 increased approximately 20% over the prior year period with the largest increases coming from the downstream and midstream sections of the oil and gas industry. We experienced growth in several of our other target markets outside of oil and gas, including industrial markets, chemical, and aerospace and defense. Taken as a group, revenues for all target markets other than oil and gas grew approximately 49% in the nine months ended February 29, 2012 over the comparable prior year period. Our largest customer in both periods was BP plc., (BP), accounting for approximately 16% of our revenues in the nine months ended February 29, 2012 and approximately 17% of our revenues in the nine months ended February 28, 2011.   Our top ten customers represented approximately 40% of our revenues in the nine months ended February 29, 2012 and approximately 44% of our revenues in the nine months ended February 28, 2011.

Gross Profit. Our gross profit was $92.2 million and increased $21.0 million, or 30%, during the nine months ended February 29, 2012 compared to $71.2 million during the nine months ended February 28, 2011. Gross profit by segment for the first nine months of fiscal 2012 and 2011 was as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Gross profit
Services	$68,001	$53,404
Products and Systems	12,952	8,440
International	12,263	9,466
Corporate and eliminations	(997)	(127)
	$92,219	$71,183

As a percentage of revenues, our gross profit and its components for the first nine months of fiscal 2012 and 2011 were as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Gross profit	$92,219	$71,183

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(66.6)%	(65.8)%
Depreciation	(3.6)%	(4.1)%
Total	29.8%	30.1%
Gross profit % increase (decrease) from prior year	(0.3)%	0.1%

As a percentage of revenues, our gross profit decreased 30 basis points in the first nine months of fiscal 2012 compared to the comparable prior year period. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 67% and 66% in the nine months ended February 29, 2012 and February 28, 2011, respectively. Depreciation expense included in the determination of gross profit for the first nine months of fiscal 2012 and 2011 was $11.2 million and $9.7 million, respectively.

The 30 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a change in the mix of revenues generated during the period and slightly higher unbilled direct labor. Revenue from the oil and gas industry increased approximately 20% during the first nine months of fiscal 2012 and represented approximately 56% of total revenues. Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Offsetting the impact of higher oil and gas revenues in the first nine months of fiscal 2012 was revenue growth of approximately 49% in all other industries, where gross margins tend to be higher.  In addition, revenues from Advanced NDT services, which have higher margins than traditional NDT services, increased approximately 39% during the first nine months of fiscal 2012 and now represent approximately 16% of our Services segment revenues compared to approximately 14% in the comparable period of fiscal 2011.

Unbilled direct labor increased $1.5 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.  Unbilled direct labor includes professional training time for our technicians which increased as a result of the increase in technicians in the first nine months of fiscal 2012 compared to the prior year period.

Income from Operations. Our income from operations by segment for the nine months ended February 29, 2012 and February 28, 2011 were as follows:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Income from operations
Services	$27,983	$19,591
Products and Systems	6,038	2,980
International	2,430	2,514
Corporate and eliminations	(10,863)	(6,879)
	$25,588	$18,206

Our income from operations of $25.6 million for the nine months February 29, 2012 increased $7.4 million, or 41%, compared to $18.2 million for the nine months ended February 28, 2011. As a percentage of revenues, our income from operations was approximately 8% for each of the first nine months of fiscal 2012 and 2011.

Our selling, general and administrative (SG&A) expenses for the nine months ended February 29, 2012 increased approximately $12.5 million over the comparable prior year period. Of this amount, SG&A for companies acquired within the last twelve months accounted for approximately $4.8 million of the total increase.  As a percentage of revenues, SG&A expenses for the first nine months of fiscal 2012 decreased to approximately 19% from approximately 20% for the first nine months of fiscal 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $5.4 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included increased stock compensation costs of $1.1 million, insurance expense of $1.1 million and foreign currency losses of $0.7 million over the comparable prior year period.  Depreciation and amortization included in the determination of income from operations for the nine months ended February 29, 2012 and February 28, 2011 was $4.8 million and $3.9 million, respectively, each representing approximately 2% of revenues.

Our acquisition-related costs for the nine months ended February 29, 2012 were approximately $1.4 million and related to professional fees and other expenses in connection with our fiscal 2012 acquisition activity. These amounts were offset by approximately $0.9 million in adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. Acquisition-related costs for the nine months ended February 28, 2011 were insignificant.

Interest Expense. Interest expense for the nine months ended February 29, 2012 was $2.6 million, an increase of $0.7 million when compared to the prior year period.  This increase primarily related to an increase in average borrowings in the current year as well as interest accretion from the estimated fair value of contingent consideration related to our acquisitions.

Net Loss Attributable to Noncontrolling Interests, net of taxes. The net loss attributable to noncontrolling interests for the nine months ended February 29, 2012 is primarily related to the net loss incurred by Diapac, our subsidiary in Russia.

Income Taxes. Our effective income tax rate was approximately 38% for the nine months ended February 29, 2012 compared to approximately 40% for the nine months ended February 28, 2011.  The decrease was primarily due to the impact of permanent tax differences, tax credits, and changes in the geographic mix of earnings in the various state and foreign jurisdictions.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the nine months ended February 29, 2012 was $14.2 million, or 5% of revenues, an increase of $4.5 million over net income attributable to Mistras Group, Inc. for the nine months ended February 28, 2011, which was $9.7 million, or 4% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses and our provision for income taxes.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Nine months ended
	February 29, 2012	February 28, 2011
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$20,972	$18,643
Investing Activities	(32,816)	(24,580)
Financing Activities	9,441	(3,645)
Effect of exchange rate changes on cash	(545)	105
Net change in cash and cash equivalents	$(2,948)	$(9,477)

Cash Flows from Operating Activities

During the nine months ended February 29, 2012, cash provided by our operating activities was $21.0 million, an increase of $2.3 million from the comparable period of fiscal 2011. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $34.1 million offset by $13.1 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in our trade accounts receivable.

During the nine months ended February 28, 2011, cash provided by our operating activities was $18.6 million, an increase of $6.9 million from the comparable period of fiscal 2010. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses, of $25.8 million offset by $7.2 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in our trade accounts receivable.

Cash Flows from Investing Activities

During the nine months ended February 29, 2012, cash used in investing activities was $32.8 million, an increase of $8.2 million from the comparable period of fiscal 2011. Cash used in investing activities included our acquisition of eight companies for an aggregate of $26.3 million, net of cash acquired.  Cash purchases of property, plant and equipment were $6.4 million and were primarily related to equipment used by our technicians.

During the nine months ended February 28, 2011, cash used in investing activities was $24.6 million compared to $15.9 million from the comparable period of fiscal 2010. Cash used in investing activities also included our acquisition of four asset protection businesses for cash payments aggregating $18.3 million. Cash purchases of property, plant and equipment were $6.1 million and were primarily related to equipment used by our technicians, as well as a land purchase and construction costs for our new operations and training facility in Houston, Texas.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.4 million for the nine months ended February 29, 2012, an increase of $13.1 million from the comparable period of fiscal 2011.  Net cash provided by financing activities related primarily to net  borrowings under our revolving credit facility of $19.1 million and proceeds of $1.5 million received from the exercise of stock options, offset by repayments of our capital lease obligations, long-term debt, and other short-term borrowings of $5.1 million, $4.4 million, $1.9 million, respectively.

Net cash used in financing activities was $3.6 million for the nine months ended February 28, 2011.  Net cash used in financing activities related primarily to repayments of our long-term debt and capital lease obligations of $6.8 million and $4.6 million, respectively, offset by net borrowings under our revolving credit facility and other short-term borrowings of $5.0 million and $2.7 million, respectively.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($0.6) million and $0.1 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Cash Balance and Credit Facility Borrowings

As of February 29, 2012, we had cash and cash equivalents totaling $7.9 million and available borrowing capacity of $98.3 million under our current revolving credit facility. As of February 29, 2012, there were outstanding borrowings of $22.9 million and a total of $3.8 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides us with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30.0 million in non-US dollar currencies and to use up to $10.0 million of the credit limit for the issuance of letters of credit.   Loans under the Credit Agreement bear interest at LIBOR or base rate, at our option, plus an applicable LIBOR margin ranging from 1% to 2%, or base rate margin ranging from -1.25% to -.25%, based upon our Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1.  Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

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

As of February 29, 2012, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our new credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations, cash borrowed under our revolving credit facility and cash borrowed from leasing companies to purchase equipment and fleet service vehicles. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our revolving credit facility. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also obtain capital through the issuance of debt or equity securities, or a combination of both. As of March 31, 2012, there were outstanding borrowings of approximately $28.6 million under our revolving credit facility.

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment.  In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 3% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing.

Our anticipated acquisitions may also require capital. We have completed the acquisition of ten companies in fiscal 2012, including two acquisitions completed in March 2012, with an initial cash outlay of $29.3 million.  In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

We also expect to use cash to support our working capital requirements for our operations, particularly in the event of further growth and due to the impacts of seasonality on our business. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new solutions and enhancements to existing solutions and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and future cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, public or private equity financings, or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

Off-balance Sheet Arrangements

During the nine months ended February 29, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.                 Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations where the functional currency is not the U.S. dollar. This foreign currency exposure, particularly the Euro, British Pound Sterling (GBP), Brazilian Real, Russian Ruble, Japanese Yen and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a portion of our annual sales and operating costs are denominated in GBP and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $2.0 million of foreign currency translation losses in other comprehensive income for the first nine months of fiscal 2012. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility currently ranges from 1.26% to 2.00% and is variable and adjusts periodically. As of February 29, 2012, there were outstanding borrowings of $22.9 million under our revolving credit facility.  A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations for the three or nine months ended February 29, 2012.

From time to time, we enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. As of February 29, 2012, we had no such contracts in effect.

We had cash and cash equivalents of $7.9 million as of February 29, 2012. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

ITEM 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 29, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                 Legal Proceedings

We have received notice of a governmental investigation concerning an environmental incident which occurred in February 2011, outside on the premises of our Cudahy, California facility.  We acquired this facility as part of the acquisition in October 2010 of the assets and ongoing business operations of General Testing and Inspection, Inc. (“GTI”), a business which provides in-house or shop inspection and non-destructive testing at the Cudahy premises.  On February 11, 2011, while liquid hazardous waste was being pumped into the tanker truck of an unaffiliated certified hazardous waste transporter at the Cudahy facility, a chemical reaction occurred that caused an emission of a vapor cloud.  No human injury or property damage was reported or appears to have been caused as a result of the incident.  The incident was investigated by the L.A. Country Fire Department (the “Fire Department”) and the U.S. Environmental Protection Agency (“EPA”).  At the conclusion of the Fire Department’s investigation, the Fire Department imposed on the Company a fine in the amount of $4,000 for alleged violations of the California Health and Safety Code in April 2011, which was paid shortly thereafter.

The Company received no further governmental communications or notices concerning fines or sanctions related to the incident until January 13, 2012, when we received grand jury subpoenas from the U.S. Attorney’s Office for the Central District of California addressed to the Company, GTI and an employee of the Company.  These subpoenas were issued in connection with an EPA criminal investigation.  The subpoena received by the Company requested documents and information relating to, among other things, our handling, identification, storage and disposal of hazardous waste, training records, corporate environmental policies, acquisition of GTI and any ongoing organization relationship with GTI, and analytical results of the tests concerning the hazardous materials involved in the incident.  In April 2012, we were informed by the U.S. Attorney’s Office for the Central District of California that we are a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act.  The violations are alleged to be related to purportedly improper storage and labeling of hazardous waste at the Cudahy facility.  This U.S. Attorney’s Office also raised a concern about a possible obstruction of justice issue involving the conduct of one or more of our employees at this facility.  Upon receiving the subpoenas, we engaged our outside legal counsel to assist us in conducting an investigation concerning the incident, including interviews with our current employees.  To date, we have produced documents in response to the subpoena, and are aware of at least one of our employees having testified before the grand jury.

While management cannot predict the ultimate outcome of this matter, based on our internal investigation to date, management does not believe the outcome will have a material effect on the Company’s financial condition or results of operations.

See Note 11 to the financial statements included in this report for a description of our other legal proceedings.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

None.

ITEM 3.                 Defaults Upon Senior Securities

None.

ITEM 5.                 Other Information

None.

ITEM 6.                 Exhibits

Exhibit No.	Description

10.1	Third Amended and Restated Credit Agreement dated December 21, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

	By:	/s/ FRANCIS T. JOYCE
Francis T. Joyce
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and duly authorized officer)

Date: April 9, 2012