Form 10-K
period 2012-05-31
Mistras Group, Inc.
filed 2012-08-14
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of November 30, 2011, based upon the closing price of the common stock as reported by New York Stock Exchange on such date was approximately $389.0 million.

As of August 1, 2012, a total of 28,038,007 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended May 31, 2012. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part I, Item 1A. “Risk Factors” and in this Item 1, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.  We undertake no obligation to (and expressly disclaim any obligation to) revise or update any forward-looking statements made herein whether as a result of new information, future events or otherwise. However, you should consult any further disclosures we may make on these or related topics in our reports on Form 8-K or Form 10-Q filed with the SEC.

The following discussions should be read in conjunction with the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.

Our Business

We offer our customers “one source for asset protection solutions” ®   and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and Non-Destructive Testing (NDT) services, predictive maintenance (PdM) services, proprietary data analysis and enterprise inspection warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology, food processing industries and research and engineering institutions. As of May 31, 2012, we had approximately 3,500 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 80 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets. The following chart represents the percentage of consolidated revenues we generated from our various markets for fiscal 2012.

Mistras Revenues by End Market

(Fiscal 2012)

Our asset protection solutions continuously evolve over time as we combine the disciplines of NDT, PdM, MI services and data analysis and enterprise warehousing software to provide value to our customers. The foundation of our business is NDT, which is the examination of assets without impacting current and future usefulness or impairing the integrity of these assets. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly attractive alternative to many traditional intrusive inspection techniques, which may require dismantling equipment or shutting down a plant, mill or site. Our MI services are a systematic engineering-based approach to developing best practices for ensuring the on-going integrity and safety of equipment and industrial facilities. MI services involve conducting an inventory of infrastructure assets, developing and implementing inspection and maintenance procedures, training personnel in executing these procedures and managing inspections, testing and assessments of customer assets. By assisting customers in implementing MI programs we enable them to identify gaps between existing and desired practices, find and track deficiencies and degradations to be corrected and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets. We believe our MI services improve plant safety and reliability and regulatory compliance, and in so doing reduce maintenance costs. Our solutions also incorporate comprehensive data analysis from our proprietary asset protection software to provide customers with detailed, integrated and cost-effective solutions that rate the risks of alternative maintenance approaches and recommend actions in accordance with consensus industry codes and standards and help to establish and support key performance indicators (KPI’s) to ensure continued safe and economic operations.

We differentiate ourselves by delivering these solutions under our “One Source” umbrella, utilizing a proven systematic method that creates a closed loop life cycle for addressing continuous asset protection and improvement. Under this business model, customers outsource their inspection to us on a “run and maintain” basis.  As a global asset protection leader, we provide a comprehensive range of solutions that includes:

•                  traditional and advanced outsourced NDT services conducted by our technicians, mechanical integrity assessments, above-ground storage tank inspection and American Petroleum Institute (API) visual inspections and PdM program development;

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

We generated revenues of $436.9 million, $338.6 million and $272.1 million, net income of $21.4 million, $16.4 million, and $16.9 million, and adjusted EBITDA of $65.2 million, $52.3 million and $39.5 million for fiscal 2012, 2011 and 2010, respectively.  An explanation of adjusted EBITDA and a reconciliation of these amounts to net income are set forth in Item 6, Selected Financial Data.  For fiscal 2012, we generated approximately 80% of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 39%, 44% and 45% of our revenues during fiscal 2012, 2011 and 2010, respectively.

Asset Protection Industry Overview

Asset protection is a large and rapidly growing industry that consists of NDT inspection, PdM and MI services and inspection data warehousing and analysis. NDT plays a crucial role in assuring the operational and structural integrity and reliability of critical infrastructure without compromising the usefulness of the tested materials or equipment. The evolution of NDT services, in combination with broader industry trends, including increased asset utilization and aging of infrastructure, the desire by companies to extend the useful life of their existing infrastructure, new construction projects, enhanced government regulation and the shortage of certified NDT professionals, have made NDT an integral and increasingly outsourced part of many asset-intensive industries. Well-publicized industrial and public infrastructure failures and accidents such as the Deepwater Horizon oil spill in the Gulf of Mexico and the I-35W Mississippi River bridge collapse in Minnesota have raised the level of safety awareness of regulators, and owners and operators are recognizing the benefits that asset protection solutions can provide.

Historically, NDT solutions predominantly used qualitative testing methods aimed primarily at detecting defects in the tested materials. This methodology, which we categorize as “traditional NDT,” is typically labor intensive and, as a result, considerably dependent upon the availability and skill level of the certified technicians, engineers and scientists performing the inspection services. The traditional NDT market has been highly fragmented, with a significant number of small vendors providing inspection services to divisions of companies or local governments situated in close proximity to the vendor’s field inspection engineers and technicians. The current trend, however, is for customers to look for a select few vendors capable of providing a wider spectrum of asset protection solutions for their global infrastructure that we call “one source”. This shift in underlying demand, which began in the early 1990s, has contributed to a transition from traditional NDT solutions to more advanced solutions that employ automated digital sensor technologies and accompanying enterprise software, allowing for the effective capture, storage, analysis and reporting of inspection and engineering results electronically and in digital formats. These advanced techniques, taken together with advances in wired and wireless communication and information technologies, have further enabled the development of remote monitoring systems, asset-management and predictive maintenance capabilities and other data analytics and management. We believe that as advanced asset protection solutions continue to gain acceptance among asset-intensive organizations, those vendors offering broad, complete and integrated solutions, scalable operations and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, and lead the opportunity to generate create significant recurring revenues.

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

•                       Outsourcing of Non-Core Activities and Technical Resource Constraints.  The increasing sophistication and automation of NDT programs, together with a decreasing supply of skilled professionals and stricter governmental regulations, has caused many companies and public authorities to outsource NDT rather than recruit and train such capabilities internally.  Owners and operators of infrastructure are increasingly contracting with third party providers that have the necessary technical product portfolio, engineering expertise, technical workforce and proven track record of results-oriented performance to effectively meet their increasing requirements.

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

•                       Increasing Corrosion from Low-Quality Inputs.  High commodities prices and increasing energy demands have led to the use of lower grade raw materials and feedstock’s used in refinery and power generation processes. These lower grade raw materials and feedstock’s, especially in the case of the refining process, can rapidly corrode the infrastructure they come into contact with, which in turn increases the need for asset protection solutions to identify such corrosion and enable infrastructure owners to proactively combat the problems caused by such corrosion.

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

•                       Meeting Safety Regulations.  Owners and operators of infrastructure assets increasingly face strict government regulations and safety requirements. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by OSHA and other regulators, higher insurance premiums and tarnished corporate brand value. There have been several industrial accidents, including explosions and fires, in recent years. These accidents created significant damage to the reputation of refineries and coupled with concern by owners, led OSHA to strengthen process safety enforcement standards with the implementation of the National Emphasis Program (NEP) that also extends to chemical plants for compliance with applicable regulations.  As a result, these owners and operators are seeking highly reliable asset protection suppliers with a proven track record of providing asset protection services, products and systems to assist them in meeting these increasingly stringent regulations.

•                       Expanding Addressable End-Markets.  Advances in NDT sensor technology and asset protection software systems, and the continued emergence of new technologies, are creating increased demand for asset protection solutions in applications where existing techniques were previously ineffective. Further, we expect increased demand in relatively new markets, such as the pharmaceutical and food processing industries, where infrastructure is now beginning to age to a point where significant maintenance may be required.

•                       Expanding Addressable Geographies.  We believe that a substantial driver of incremental demand will come from international markets, including Canada, Asia, Europe and Latin America. Specifically, as companies and governments in these markets build and maintain infrastructure and applications that require the use of asset protection solutions, we believe demand for our solutions will increase.

We believe that the market available to us will continue to grow as a result of macro-market trends, including aging infrastructure, use of more advanced materials, such as composites, and the increasing outsourcing of asset protection solutions by companies who historically performed these services using internal resources.

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

The rapid increase in world energy demand and prices from 2003 to 2011, combined with concerns about the environmental consequences of greenhouse gas emissions, has led to renewed interest in alternatives to traditional fossil fuels—particularly nuclear power and renewable resources. As a result, long-term prospects continue to improve for generation from both nuclear and renewable energy sources—supported by government incentives and by higher fossil fuel prices. The discovery of large shale gas reserves, which are considered by some as a clean energy alternative, has driven the increase in the use of natural gas to fuel gas turbines in combined cycle power generation plants.

Electricity from coal-fired generation, mainly in global emerging markets, is also expected to increase, making coal the second fastest-growing source for electricity generation. The outlook for coal could be altered substantially, however, by any future legislation that would reduce or limit the release of greenhouse gas emissions related to fossil fuels.  There is a progressive shift from traditional gas energy to unconventional gas energy sources.

Oil and Gas

Liquids including oil and gas remain the world’s largest energy source given their importance in the transportation and industrial end-use sectors. World crude oil and liquid fuels consumption grew by an estimated 0.8 million barrels per day in 2011 to 87.92 million barrels per day.  The United States Energy Information Administration (EIA) expects that world liquid fuels consumption will grow by 1.0 million barrels per day in 2012 and by an additional 1.2 million barrels per day in 2013 with China, the Middle East, Central and South America, and other countries outside of the Organization for Economic Cooperation and Development (OECD) accounting for essentially all consumption growth.

According to the EIA, in 2011 coal, oil and gas still supplied approximately 84% of the global primary energy demand. The EIA also predicted growth of 53% in total global demand for energy by 2035. Because oil, gas, and coal will continue to be the primary energy sources during this time, the energy industry will have to continue increasing the supply of these fuels to meet this increasing demand. In addition, there were approximately 700 crude oil refineries in the world, with 141 refineries operating in the United States. High energy prices are driving consistently high utilization rates at these facilities. With aging infrastructure and growing capacity constraints, asset protection continues to grow as an indispensable tool in maintenance planning, quality control and prevention of catastrophic failure in refineries and petrochemical plants. Recent high oil and fossil fuel input prices have placed additional pressure on industry participants to increase capacity, focus on production efficiency and cost reductions and shorten shut-down time or “turnarounds.” Asset protection solutions are used for both off-stream inspections, or inspection when the tested infrastructure is shut-down, and increasingly, on-stream inspections, or inspection when the tested infrastructure is operating at normal levels. While we expect off-stream inspection of vessels and piping during a plant shut-down or turnaround to remain a routine practice by companies in these industries, we expect the areas of greatest future growth to occur as a result of on-stream inspections and monitoring of facilities, such as offshore platforms, transport systems and oil and gas transmission lines, because of the substantial opportunity costs of shutting them down. On-stream inspection enables companies to avoid the costs associated with shutdowns during testing while enabling the economic and safety advantages of advanced planning or predictive maintenance.

Power Generation and Transmission

Asset protection in the power industry has traditionally been associated with the inspection of high-energy, critical steam piping, boilers, rotating equipment, and various other plant components, utility aerial man-lift devices, large transformer testing and various other applications for nuclear and fossil-fuel based power plants. We believe that in recent years the use of asset protection solutions have grown rapidly in this industry due to the aging of critical power generation and transmission infrastructure. For instance, the average age of a nuclear power plant in the United States is over 30 years. Furthermore, global demand for power generation and transmission has grown rapidly and is expected to continue, primarily as a result of the energy needs of emerging economies such as China and India. The areas of traditional power generation and transmission that we focus our efforts on are natural gas, fossil, nuclear, alternative, renewable, and wind.

Process Industries

The process industries, or industries in which raw materials are treated or prepared in a series of stages, include chemicals, pharmaceuticals, food processing, paper and pulp and metals and mining, have a need for our products and services. As with oil and gas processing facilities, chemical processing facilities require significant spending on maintenance and monitoring. Given their aging infrastructure, growing capacity constraints and increasing capital costs, we believe asset protection solutions will continue to grow in importance in maintenance planning, quality and cost control and prevention of catastrophic failure in the chemicals industry. Although the pharmaceuticals and food processing industries have historically not employed asset protection solutions as much as other industries, we are now seeing these industries increase the use of asset protection solutions throughout their manufacturing and other processes.

Public Infrastructure, Research and Engineering

We believe that high profile infrastructure catastrophes, such as the collapse of the I-35W Mississippi River Bridge in Minneapolis, have caused public authorities to more actively seek ways to prevent similar events from occurring. Public authorities tasked with the construction of new, and maintenance of existing, public infrastructure, including bridges and highways, increasingly use asset protection solutions to test and inspect these assets. Importantly, these authorities now employ asset protection solutions throughout the life of these assets, from their original design and construction, with the use of embedded sensing devices to enable on-line monitoring, through ongoing maintenance requirements. Nearly 11% of the approximately 700,000 public roads and bridges in the U.S. are classified as “deficient,” according to the U.S. Federal Highway Administration. An immediate “cost-beneficial” investment aimed at replacing or repairing deficient bridges may cost as much as $70 billion, according to the U.S. Department of Transportation.

This is a target market for our application technology and experience. Over the last ten years, we have provided testing and health monitoring on hundreds of bridges and structures worldwide, among which include some of the largest and well-known bridges in the United Kingdom, Pennsylvania and the greater New York metropolitan area. This year we delivered a large continuous on-line Structural Health Monitoring System to the California Department of Transportation that is monitoring the San Francisco Oakland Bay Bridge. As a result of our continued efforts to offer cost-effective application technology to address the need for increased safety measures, we continue to develop products in connection with a $6.9 million project awarded in 2009 under the National Institute of Standards and Technology (NIST) Innovation Program that is intended to bring a transformational impact in the area of civil infrastructure structural health monitoring using affordable self-powered wireless sensors.

The use of asset protection solutions within the transportation industry is primarily focused in the automotive and rail segments. Within the automotive segment, manufacturers use asset protection solutions throughout the entire design and development process, including the inspection of raw material inputs, during in-process manufacturing and, finally, during end-product testing and analysis. Although asset protection technologies have been utilized in the automobile industry for a number of decades, we believe growth in this market will increase as automobile manufacturers begin to outsource their asset protection requirements and take advantage of new technologies that enable them to more thoroughly inspect their products throughout the manufacturing process, reduce costs and shorten time to market. Within the rail subdivision, asset protection solutions are used primarily to test rails and passenger and tank cars.

Aerospace and Defense

The operational safety, reliability, structural integrity and maintenance of aircraft and associated products is critical to the aerospace and defense industries. Industry participants increasingly use asset protection solutions to perform inspections upon delivery, and also periodically employ asset protection solutions during the operational service of aircraft, using advanced ultrasonic immersion systems or digital radiography in order to precisely detect structural defects. Industry participants also use asset protection solutions for the inspection of advanced composites found in new classes of aircraft, x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures, corrosion detection and on-board monitoring of landing gear and other critical components. We expect increased demand for our solutions from the aerospace industry to result from wider use of these advanced composites and distributed on-line sensor networks and other embedded analytical applications built into the structure of assets to enable real-time performance monitoring and condition-based maintenance. We serve this rapidly growing target market by providing our state of the art fully integrated inspection systems to original equipment manufacturers (OEMs). For the OEM that prefers to outsource this inspection we provide a full range of in-house services through our four regional facilities that combined have eighteen immersion inspection tank systems and two gantry systems. These facilities have obtained numerous accreditations and certifications required to meet the stringent inspection criteria that this industry demands.

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

Our Competitive Strengths

We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:

•                  One Source Provider for Asset Protection Solutions® Worldwide.  We believe we have the most comprehensive portfolio of proprietary and integrated asset protection solutions, including services, products and systems worldwide, which positions us to be the leading single source provider for a customer’s asset protection requirements. Through our network of 80 offices and independent representatives in 15 countries around the world, we offer an extensive portfolio of solutions that enables our customers to consolidate all their inspection and maintenance requirements and the associated data storage and analytics on a single system that spans the customers’ entire enterprise.

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

•                  Repository of Customer-Specific Inspection Data.  Our enterprise software solutions, PCMS, enable us to capture and warehouse our customers’ testing and inspection data in a centralized database. As a result, we have accumulated large amounts of proprietary process data and information that allows us to provide our customers with value-added services, such as benchmarking, reliability centered maintenance solutions including predictive maintenance, inspection scheduling, data analytics and regulatory compliance.

•                  Proprietary Products, Software and Technology Packages.  We have developed systems that have become the cornerstone of several high value-added unique NDT applications, such as those used for the testing of above-ground storage tanks (the TANKPAC technology package).  These proprietary products allow us to efficiently and effectively provide highly valued solutions to our customers’ complex applications, resulting in a significant competitive advantage. In addition to the proprietary products and systems that we sell to customers on a stand-alone basis, we also develop a range of proprietary sensors, instruments, systems and software used exclusively by our Services segment.

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

•                  Collaborating with Our Customers.  Our asset protection solutions have historically been designed in response to our customers’ unique performance specifications and are supported by our proprietary technologies. Important technology packages, such as TANKPAC, and products, such as VPAC, were developed in close cooperation and partnership with key Mistras customers.  Our sales and engineering teams work closely with our customers’ research and design staff during the design phase in order to incorporate our products into specified infrastructure projects, as well as with facilities maintenance personnel to ensure that we are able to provide the asset protection solutions necessary to meet these customers’ changing demands.

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

Our Growth Strategy

Our growth strategy emphasizes the following key elements:

•                  Continue to Develop Technology-Enabled Asset Protection Services, Products, Software and Systems.  We intend to maintain and enhance our technological leadership by continuing to invest in the internal development of new services, products, software and systems. Our highly trained team of Ph.D.’s, engineers, application software developers and certified technicians has been instrumental in developing numerous significant asset protection standards.  We believe their knowledge base will continue to enable us to innovate a wide range of new asset protection solutions.

•                       Increase Revenues from Our Existing Customers.  Many of our customers are multinational corporations with asset protection requirements from multiple divisions at multiple locations across the globe. Currently, we believe we capture a relatively small portion of their overall expenditures on these solutions. We believe our superior services, products and systems, combined with the trend of outsourcing asset protection solutions to a small number of trusted service providers, position us to significantly expand both the number of divisions and locations that we serve as well as the types of solutions we provide. We strive to be the preferred global partner for our customers and aim to become the single source provider for their asset protection solution requirements.

•                       Add New Customers in Existing Target Markets.  Our current customer base represents a small fraction of the total number of companies in most of our target markets with asset protection requirements. Our scale, scope of products and services and expertise in creating technology-enabled solutions have allowed us to build a reputation for high-quality and have increased customer awareness about us and our asset protection solutions. We intend to leverage our reputation and solutions offerings to win new customers within our existing target markets, especially as asset protection solutions are adopted internationally. We intend to continue to leverage our competitive strengths to win new business as customers in our existing target markets continue to seek a single source and trusted provider of advanced asset protection solutions.

•                       Expand Our Customer Base into New End Markets.  We believe we have significant opportunities to rapidly expand our customer base in relatively new end markets, including the maritime shipping, nuclear, wind turbine and other alternative energy and natural gas transportation industries and the market for public infrastructure, such as highways and bridges. The expansion of our addressable markets is being driven by the increased recognition and adoption of asset protection services, products and systems, and new NDT technologies enabling further applications in industries such as healthcare and compressed and liquefied natural gas transportation, and the aging of infrastructure, such as construction and loading cranes and ports, to the point where visual inspection has proven inadequate and new asset protection solutions are required. We expect to continue to expand our global sales organization, grow our inspection data management and data mining services and find new high-value applications, such as embedding our sensor technology in assembly lines for electronics and distributed sensor networks for aerospace applications. As companies in these emerging end markets realize the benefits of our asset protection solutions, we expect to expand our leadership position by addressing customer needs and winning new business.

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

Our Segments

The Company has three operating segments:

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

For discussion of segment revenues, operating results and other financial information, including geographic areas in which we recorded revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 18, Segment Disclosure, to the consolidated financial statements.

Our Solutions

We have the ability to provide comprehensive asset protection solutions to a diverse customer base. Through our operating segments, we are able to offer the strengths of our proprietary products, industry expertise, a suite of software solutions and our highly skilled and experienced technicians and engineers to deliver a broad range of inspection, engineering and information technology services that address the complex business challenges faced by our customers. Depending on the requirements of our customers, we can provide them our software and other products on a stand-alone basis or as a complete end-to-end solution consisting of sensor products, services and software. Importantly, as part of our solutions, we are increasingly providing on-line asset monitoring and management software enabling our customers to have real-time access to assess the structural health of their infrastructure.

Our Services

Our Services segment provides a range of testing and inspection services to a diversified customer base across energy-related, industrial and public infrastructure industries. We either deploy our services directly at the customer’s location or through our own extensive network of field testing facilities. Our global footprint allows us to provide asset protection solutions through local offices in close proximity to our customers, permitting us to keep response time and travel, living and per diem costs to a minimum, while maximizing our ability to develop meaningful, collaborative customer relationships. Examples of our comprehensive portfolio of services include: testing components of new construction as they are built or assembled; providing corrosion monitoring data to help customers determine whether to repair or retire infrastructure; providing material analysis to ensure the integrity of infrastructure components; and supplying non-invasive on-stream techniques that enable our customers to pinpoint potential problem areas prior to failure. In addition, we also provide services to assist in the planning and scheduling of resources for repairs and maintenance activities. Our experienced inspection professionals perform these services, which are supported by our advanced proprietary software and hardware products.

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

Advanced NDT Services

In addition to traditional NDT services, we provide a broad range of proprietary advanced NDT services that we offer on a stand-alone basis or in combination with software solutions such as our proprietary enterprise data warehousing and plant condition monitoring software and systems (PCMS). We also provide on-line monitoring capabilities and other solutions that enable the delivery of accurate and real-time information to our customers.  Our advanced NDT services require more complex equipment and more skilled inspection professionals to operate this equipment and interpret test results.  Some of the technologies and techniques we use include:

• Automated ultrasonic testing	• Wireless on-line data acquisition
• Guided Ultrasonic Long wave testing	• On-line plant asset integrity monitoring
• Infrared thermography and inspection	• Risk-based inspection (RBI)
• Phased array ultrasonic testing	• Computed and Digital radiography
• Acoustic emission testing	• Sensor fusion (multi-sensor data integration)
• Automated Ultrasonic Phased Array Inspection	• Ground Penetrating Radar
• Predictive Maintenance (PdM)	• Line Scanning Thermography (LST)
• Reliability centered maintenance services (RCM)	• Professional Rope Access teams

• Fitness for Service (FFS) engineering services	• Large Structure Inspection (LSI)
• Internal Rotating Inspection System (IRIS)

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

Our Products and Systems

Software

Our software solutions are designed to meet the demands of our customers’ data analysis and asset integrity management requirements. Some of our key software solutions include:

PCMS enterprise software: asset protection and reliability

Our PCMS application is an enterprise software system that allows for the warehousing and analysis of data as captured by our testing and inspection products and services and convert it to valuable information for our plant personnel and by plant management using our enterprise information dashboards. PCMS allows our customers to design and develop asset integrity management plans that include:

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

PCMS also offers advantages by allowing the information it develops and stores to be organized, linked and synchronized with enterprise software systems such as SAP and IBM’s Maximo. We believe PCMS is one of the more widely used process condition management software systems in the world. We estimate that approximately 40% of U.S. refineries, by capacity, currently use PCMS. This provides us not only with recurring maintenance and support fees, but also marketing opportunities for additional software, asset integrity management and other asset protection solutions.

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

•                  AE Software Platform (AEwin and AEwinPost), a Windows-based real time applications software for detection, processing and analysis, which locates the general location of flaws on or in our customers’ structures.

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

Radiography

We provide a wide array of digital radiographic systems to solve specific industrial problems, including Computed Radiography (CR), Real-Time Radiography (RTR), Direct Radiography (DR), and Computed Tomography (CT).  Digital Radiography is one of the newest forms of radiographic imaging. Thickness profiles of piping systems, both insulated and un-insulated, are performed using computed radiography, while large production runs of smaller parts are inspected using direct radiography. Real time radiography is utilized for large “real time” inspections of insulated piping systems looking for areas of pipe degradation.

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

One such package is our ACTMS (Acoustic Combustion Turbine Monitoring System), an on-line system to detect stator blade cracks in gas turbines.  Others include TANKPAC for tank inspections and POWERPAC for monitoring discharges in critical power grid transformers.

AE Products

We are a leader in the design and manufacture of AE sensors, instruments and turn-key systems used for the monitoring and testing of materials, pressure components, processes and structures. Though we principally sell our products as a system, which includes a combination of sensors, an amplifier, signal processing electronics, knowledge-based software and decision and feedback electronics, we can also sell these as individual components to certain customers that have the in-house expertise to perform their own services. Our sensors “listen” to structures and materials to detect real-time AE activity and to determine the presence of active corrosion or structural flaws in the inspected materials. Such components include pressure vessels, storage tanks, heat exchangers, piping, turbine blades and reactors.

In addition, we provide leak monitoring and detection systems used in diverse applications, including the detection and location of both gaseous and liquid leaks in valves, vessels, pipelines, boilers and tanks. AE leak monitoring and detection, when applied in a systematic preventive maintenance program, has proven to substantially reduce costs by eliminating the need for visual valve inspection and unscheduled down-time. In addition, the U.S. Environmental Protection Agency (EPA) requirements regarding fugitive emissions such as the new 40 CFR Part 98 Subpart W regulation for gas monitoring, helps drive the market for this leak detection equipment.

UT Technology

We design, manufacture and market a complete line of ultrasonic equipment. While AE technology detects flaws and pinpoints their location, our UT technology has the ability to size defects in three-dimensional geometric representations. Our line of UT systems include our line of Automated UT scanners, our unique portable UT handheld system with motion control to run our many inspection scanners, and our immersion systems including small bench top units to large UT and Gantry systems over 50 feet long.

Vibration Sensors and Systems

We design, manufacture and market a broad portfolio of vibration sensing products under our Vibra-Metrics brand name. These include a full line of accelerometers (vibration sensors), on-line condition-based management systems, data delivery systems and a comprehensive assortment of ancillary support products.

On-line Monitoring

Our on-line monitoring offerings combine all of our asset protection services, products and systems. We provide temporary, periodic and continuous monitoring of static infrastructures such as bridges, pipes, and transformers, as well as dynamic or rotating assets such as pumps, motors, gearboxes, steam and gas turbines. Temporary monitoring is typically used when there is a known defect or problem and the condition needs to be monitored until repaired or new equipment can be placed in service. Periodic monitoring, or “walk around” monitoring, is used as a preventative maintenance tool to take machine and device readings, on a periodic basis, to observe any change in the assets’ condition such as increased vibration or unusual heat buildup and dissipation. Continuous monitoring is applied “24/7” on critical assets to observe the earliest onset of a defect and to track its progression to avoid catastrophic failure.

Customers

During fiscal 2012, we provided our asset protection solutions to approximately 6,600 different customers. The following table lists some of our larger customers by revenues for fiscal 2012, in each of our target markets.

Oil & Gas, including Petrochemicals (54%)	Power Generation & Transmission (9%)	Process Industries (9%)
BP	Bechtel	Air Products
Chevron	Duke Energy	Bayer
Conoco Phillips	Entergy	CHM2 Hill
ExxonMobil	Exelon	Dow, Rohm, & Haas
LyondellBasel	G.E. Wind Energy	Dupont
Marathon Oil	PP&L	Equistar
Petrobras	PSE&G	Hemlock Semiconductor
Shell	SGT, LLC	Honeywell
Suncor	Siemens	INEOS
Sunoco	Southern California Edison	LyondellBasel

Industrial (10%)	Aerospace & Defense (6%)	Public Infrastructure, Research and Engineering (5%)
Alcan	AMSEC	AGL Services
Hemlock Semiconductor	California Amforge	Amey
Kaiser	Carlton Forge Works	Caltrans Department of Transportation
Newmont Gold	Chen-Tech Industries	CH2M Hill
Nouvelle Autoroute 30	Danner	Department of Transportation
Spartan Constructors	Electric Boat	HDR Engineering
Strike Construction	U.S. Navy	IS
Verwater	Rolls Royce	Patterson Wilder
Wollostan Alloys	Schlosser Forge Company	Samarco
Wooster Tool & Supply	Snecma	Willbros Engineers

The percentage in each column heading represents the approximate percentage that each target market comprises of our total revenues. The companies listed under each target market comprise, in total, the following percentages of the fiscal 2012 revenues for that target market:

Oil & Gas: 61%

Power Generation & Transmission: 47%

Process Industries: 27%

Industrial: 22%

Aerospace & Defense: 36%

Public Infrastructure, Research and Engineering: 26%

We have one customer, BP p.l.c. (BP), which accounted for approximately 16%, 18%, and 18% of our total revenues for fiscal 2012, 2011 and 2010, respectively.  Our relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  We conduct business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.  No other customer accounted for more than 10% of our revenues in fiscal 2012, 2011, or 2010.

Geographic Areas

We conduct our business in 15 different countries, but our revenues and income are primarily derived from our U.S. operations.  No individual foreign country or region accounted for a material portion of our revenues. No individual foreign country or region, with the exception of our subsidiaries in Brazil, had a material amount of our long-lived assets. Long-lived assets in Brazil, including property, plant, and equipment, intangible assets, and goodwill, accounted for approximately $20.9 million, or 11%, of our long-lived assets. Note 18 to our consolidated financial statements in our annual report on Form 10-K for the year ended May 31, 2012 sets forth our revenues, long-lived assets and other financial information regarding our international operations.

Seasonality

Our business is seasonal. This seasonality relates primarily to our Services segment. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the second and fourth fiscal quarters, our cash flows are lower in those quarters than in our first and third quarters, as collections of receivables lag behind revenues.  For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. Our quarterly Services segment revenues for fiscal 2012, as a percentage of total Services revenues for fiscal 2012, were 22% (first quarter), 28% (second quarter), 22% (third quarter), and 28% (fourth quarter). We expect that the impact of seasonality on our first and third fiscal quarter revenues and profitability and second and fourth fiscal quarter cash flows will continue.

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors are divisions of large companies, and many of our other competitors are small companies, limited to a specific product or technology and focused on a niche market or geographic region. We believe that none of our competitors currently provides the full range of asset protection and NDT products, enterprise software (PCMS) and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include the Acuren division of Rockwood Service Corporation, SGS Group, the TCM division of Team, Inc. and APPLUS RTD, which is majority-owned by The Carlyle Group. Our competition with respect to our PCMS software includes UltraPIPE, a division of Siemens, Lloyd’s Register Capstone, Inc. and Meridium Systems. Our competition with respect to our ultrasonic and radiography products are GE Inspection Technologies and Olympus NDT. In the traditional NDT market, we believe the principal competitive factors are project management, availability of qualified personnel, execution, price, reputation and quality. In the advanced NDT market, reputation, quality and size are more significant competitive factors than price. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market.  These barriers include: (1) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (2) complex regulations and safety codes that require significant industry experience, (3) license requirements and evolved quality and safety programs, (4) costly and time-consuming certification processes, (5) capital requirements and (6) emphasis by large customers on size and critical mass, length of relationship and past service record.

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

Manufacturing

Most of our hardware products are manufactured in our Princeton Junction, New Jersey facility. Our Princeton Junction facility includes the capabilities and personnel to fully produce all of our AE products, NDT Automation Ultrasonic equipment and Vibra-Metrics vibration sensing products and systems.  We recently expanded our manufacturing facilities to handle the assembly and manufacturing of our larger UT systems due to growth in this segment.  Certain other hardware is manufactured by a third party and then loaded by us with our proprietary software.

We also design and manufacture automated ultrasonic systems and scanners as a result of the acquisition of Eurosonic in Vitrolles, France during fiscal 2012.  This facility is expected to become the manufacturing headquarters of our European operations.

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

As of May 31, 2012, we held 8 patents, all in the United States, which will expire at various times between fiscal 2013 and 2026, and license certain other patents.  However, we currently do not principally rely on these patents or licenses to provide our proprietary asset protection solutions.  Our trademarks and service marks provide us and our products and services with a certain amount of brand recognition in our markets.  However, we do not consider any single patent, trademark or service mark material to our financial condition or results of operations.

As of May 31, 2012, the primary trademarks and service marks that we held in the United States included Mistras® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include PCMS®, Physical Acoustics Corporation and the PAC logo, Ropeworks®, NOESIS, Pocket AE®, Pocket UT®, AEwin®, AEwinPost, UTwin®, UTIA, LST, Vibra-Metrics®, Field CAL®, MONPAC, PERFPAC, TANKPAC®, Valve-Squeak®,VPAC, POWERPAC, Sensor Highway, Quality Services Laboratories Inc. (QSL), NDT Automation, and One Source for Asset Projection Solutions®.

Many elements of our asset protection solutions involve proprietary know-how, technology or data that are not covered by patents or patent applications because they are not patentable, or patents covering them would be difficult to enforce, including technical processes, equipment designs, algorithms and procedures.  We believe that this proprietary know-how, technology and data is the most important component of our intellectual property assets used in our asset protection solutions, and is a primary differentiator of our asset protection solutions from those of our competitors.  We rely on various trade secret protection techniques and agreements with our customers, service providers and vendors to protect these assets.  All of our employees in our Products and Systems segment and our other employees involved in the development of our intellectual property have entered into confidentiality and proprietary information agreements with us.  These agreements require our employees not to use or disclose our confidential information, to assign to us all of the inventions, designs and technologies they develop during the course of employment with us, and otherwise address intellectual property protection issues.  We also seek confidentiality agreements from our customers and business partners before we disclose any sensitive aspects of our asset protection solutions technology or business strategies.  We are not currently involved in any material intellectual property claims.

Research and Development

Our research and development is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including France, Greece, Japan, Russia and the United Kingdom, who have other primary responsibilities.  Our total professional staff includes approximately 30 employees who hold Ph.D.’s and over 100 engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing.

We work with many of our customers on developing new products or applications for our technology. Research and development expenses are reflected on our consolidated statements of operations as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.1 million, $2.2 million and $2.4 million for fiscal 2012, 2011 and 2010, respectively. While we have historically funded most of our research and development expenditures, we also receive customer-sponsored research and development funding.  For example, in February 2009, the National Institute of Standards and Technology (NIST) awarded us and our university partners a $6.9 million research award under their new Technology Innovation Program (TIP) for the development and research of advanced technologies to enable monitoring and inspection of the structural health of bridges, roadways and water systems.

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

Employees

Providing our asset protection solutions requires a highly-skilled and technically proficient employee base. As of May 31, 2012, we had approximately 3,500 employees worldwide and approximately 72% of our employees were based within the United States, of which approximately 82% were hourly.  Less than 10% of our employees in the United States are unionized. We believe that we have good relations with our employees.

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

We have received notice of a governmental investigation concerning an environmental incident which occurred in February 2011, outside on the premises of our Cudahy, California facility.  We acquired this facility as part of the acquisition in October 2010 of the assets and ongoing business operations of General Testing and Inspection, Inc. (GTI), a business which provides in-house or shop inspection and nondestructive testing at the Cudahy premises.  On February 11, 2011, while liquid hazardous waste was being pumped into the tanker truck of an unaffiliated certified hazardous waste transporter at the Cudahy facility, a chemical reaction occurred that caused an emission of a vapor cloud.  No human injury or property damage was reported or appears to have been caused as a result of the incident.  The incident was investigated by the L.A. County Fire Department (the Fire Department) and the U.S. Environmental Protection Agency (EPA).  At the conclusion of the Fire Department’s investigation, the Fire Department imposed on a fine on us in the amount of $4,000 for alleged violations of the California Health and Safety Code in April 2011, which was paid shortly thereafter.

We had received no further governmental communications or notices concerning fines or sanctions related to the incident until January 13, 2012, when we received grand jury subpoenas from the U.S. Attorney’s Office for the Central District of California addressed to us, GTI and one of our employees.  These subpoenas were issued in connection with an EPA criminal investigation.  The subpoena received by us requested documents and information relating to, among other things, our handling, identification, storage and disposal of hazardous waste, training records, corporate environmental policies, acquisition of GTI and any ongoing organizational relationship with GTI, and analytical results of the tests concerning the hazardous materials involved in the incident.  We have been informed by the U.S. Attorney’s Office for the Central District of California that we are a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act.  The violations are purportedly related to alleged improper storage and labeling of hazardous waste at the Cudahy facility.  The U.S. Attorney’s Office also raised a concern about a possible obstruction of justice issue involving the conduct of one or more of our employees at this facility.  Upon receiving the subpoenas, we engaged our outside legal counsel to assist us in conducting an investigation concerning the incident, including interviews with our current employees.  To date, we have produced documents in response to the subpoena, and are aware of at least one of our employees having testified before the grand jury.

While management cannot predict the ultimate outcome of this matter, based on our internal investigation to date, management does not believe the outcome will have a material effect on our financial condition or results of operations.

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

Executive Officers

The following are our executive officers and other key employees as of May 31, 2012 and their background and experience:

Name	Age	Position
Sotirios J. Vahaviolos	66	Chairman, President, Chief Executive Officer and Director
Dennis Bertolotti	52	President, Chief Operating Officer, Services
Mark F. Carlos	60	Group Executive Vice President, Products and Systems
Phillip T. Cole	59	Executive Vice President, International
Ralph L. Genesi	57	Group Executive Vice President, Marketing and Sales
Francis T. Joyce	59	Executive Vice President, Chief Financial Officer and Treasurer
Michael C. Keefe	55	Executive Vice President, General Counsel and Secretary
Michael J. Lange	52	Group Executive Vice President, Services, and Director

Sotirios J. Vahaviolos has been our Chairman, President and Chief Executive Officer since he founded Mistras in 1978 under the name Physical Acoustics Corporation.  Prior to joining Mistras, Dr. Vahaviolos worked at AT&T Bell Laboratories.  Dr. Vahaviolos received a B.S. in Electrical Engineering and graduated first in his engineering class from Fairleigh Dickinson University and received Masters Degrees in Electrical Engineering and Philosophy and a Ph.D. (EE) from the Columbia University School of Engineering.  During Dr. Vahaviolos’ career in non-destructive testing, he has been elected Fellow of The Institute of Electrical and Electronics Engineers, a member of The American Society for Nondestructive Testing (ASNT) where he served as its President from 1992-1993 and its Chairman from 1993-1994, a member of Acoustic Emission Working Group (AEWG) and an honorary life member of the International Committee for Nondestructive Testing.  Additionally, he was the recipient of ASNT’s Gold Medal in 2001 and AEWG’s Gold Medal in 2005.  He was also one of the six founders of NDT Academia International in 2008 headquartered in Brescia, Italy.

Dennis Bertolotti is the President and Chief Operating Officer, Services.  Mr. Bertolotti has been with us since we acquired Conam Inspection Services in 2003, where Mr. Bertolotti was a Vice President at the time of the acquisition.  Mr. Bertolotti has been in the NDT business for over 29 years, and previously held ASNT Level III certifications and various American Petroleum Institute, or API, certifications, and received his Associate of Science degree in NDT from Moraine Valley Community College in 1983.  Mr. Bertolotti has also received a Bachelor of Science and MBA from Otterbein College.

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

Phillip T. Cole is Executive Vice President, International, and Managing Director of Mistras Group Limited (formerly Physical Acoustics Limited), our subsidiary based in England.  Mr. Cole founded Dunegan UK in 1983, which was acquired by Mistras in 1986.  Mr. Cole obtained a master’s degree in physics and electronic engineering from Loughborough University. Mr. Cole began his career at TI Research in the U.K. where he focused on NDT electromagnetic-acoustic devices.

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

Francis T. Joyce joined us as our Executive Vice President, Chief Financial Officer and Treasurer in July 2010.  Prior to joining Mistras, Mr. Joyce was the Chief Financial Officer from 2006 to 2008 of Macquarie Infrastructure Company LLC, a New York Stock Exchange infrastructure operation and investment company that provides services in the general aviation, bulk liquid storage, gas utility, district cooling and airport parking industries.  Prior to his employment with Macquarie, Mr. Joyce served as Chief Financial Officer of IMAX Corporation, a NASDAQ company, from 2001 until 2006 and he was the Chief Financial Officer and Treasurer of TheGlobe.com from 1998 to 2001.  Mr. Joyce started his career in public accounting at KPMG in New York. Mr. Joyce graduated from the University of Scranton with a Bachelor of Science in Accounting and from Fordham University Graduate School of Business with an MBA in Finance. Mr. Joyce is a certified public accountant.

Michael C. Keefe is Executive Vice President, General Counsel and Secretary, joining Mistras in December 2009.  Most recently before Mistras, Mr. Keefe worked at International Fight League, a publicly-traded sports promotion company, from 2007 until 2009, initially as Executive Vice President, General Counsel and Corporate Secretary, then becoming the Chief Financial Officer, and eventually its President.  From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary, and prior to that was in private practice at New Jersey’s largest law firm, McCarter & English, LLP.  Before starting his legal career, Mr. Keefe was employed at PricewaterhouseCoopers LLP, and worked in accounting for seven years, becoming a certified public accountant.  Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

Michael J. Lange is Group Executive Vice President, Services having joined Mistras when we acquired Quality Services Laboratories in November 2000, and was elected a Director in 2003.  Mr. Lange is a well-recognized authority in Radiography and has held an ASNT Level III Certificate for almost 20 years.  Mr. Lange received an Associate of Science degree in NDT from the Spartan School of Aeronautics in 1979.

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

We derive a significant amount of revenues from a few customers. For instance, various divisions or business units of our largest customer, BP, were responsible for approximately 16%, 18% and 18% of our revenues for fiscal 2012, 2011 and 2010, respectively. Taken as a group, our top ten customers were responsible for approximately 39%, 44% and 45% of our revenues for fiscal 2012, 2011 and 2010, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 80% of our revenues for the last three fiscal years. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

An accident or incident involving our asset protection solutions could expose us to claims, harm our reputation and adversely affect our ability to compete for business and, as a result, harm our operating performance.

We could be exposed to liabilities arising out of the solutions we provide. For instance, we furnish the results of our testing and inspections for use by our customers in their assessment of their assets, facilities, plants and other structures. If such results were to be incorrect or incomplete, whether as a result of poorly designed inspections, malfunctioning testing equipment or our employees’ failure to adequately test or properly record data, we could be subject to claims.  Further, if an accident or incident involving a structure we are testing or have tested occurs and causes personal injuries to our personnel or third parties, or property damage, such as the collapse of a bridge or an explosion in a plant or facility, and particularly if these injuries or damages could have been prevented by our customers had we provided them with correct or complete results, we may face significant claims by injured persons or related parties and claims relating to any property damage or loss. Even if our results are correct and complete, we may face claims for such injuries or damage simply because we tested the structure or facility in question. While we do have insurance, our insurance coverage may not be adequate to cover the damages from any such claims, forcing us to bear these uninsured damages directly, which could harm our operating results and may result in additional expenses and possible loss of revenues. An accident or incident for which we are found partially or fully responsible, even if fully insured, may also result in negative publicity, which would harm our reputation among our customers and the public, cause us to lose existing and future contracts or make it more difficult for us to compete effectively, thereby significantly harming our operating performance. For example, as described under “Environmental Matters” and “Legal Proceedings” in Item 1 and Item 3, respectively, in Part I of this report, we are currently a target of a criminal investigation for an incident that occurred at our Cudahy, California facility four months after we acquired the assets and ongoing business operations of General Testing and Inspection, Inc., which operated that facility.  Such an accident or incident might also make it more expensive or impossible for us to insure against similar events in the future. Even unsuccessful claims relating to accidents could result in substantial costs, including litigation expenses, negative publicity and diversion of our management resources.

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

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained engineers, scientists and certified technicians at competitive wages. The demand for such employees is currently high, and we project that it will continue in the future. Accordingly, we have experienced increases in our labor costs, particularly in our Services segment, but also, to a lesser extent, in our International segment. Some of the companies with which we compete for experienced personnel have comparatively greater name recognition and resources.  The markets for our products and services also require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the American Petroleum Institute. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, preventing us from growing our business or causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

If we lose members of our senior management team upon whom we are dependent, we may be less effecting in managing our operations and may have more difficulty achieving our strategic objectives.

Our future success depends to a considerable degree upon the availability, contributions, vision, skills, experience and effort of our senior management team. We do not maintain “key person” insurance on any of our employees other than Dr. Sotirios J. Vahaviolos, our Chairman, President and Chief Executive Officer. We currently have no employment agreements with members of our senior management team other than with Dr. Vahaviolos. Although we may enter into employment agreements with certain executive officers in the future, these agreements will likely not guarantee the services of the individual for a specified period of time. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede our operations or the achievement of our strategic and financial objectives. The loss or interruption of the service of any of the members of our senior management team could harm our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

We operate in highly competitive markets and if we are unable to compete successfully, we could lose market share and revenues and our margins could decline.

We face strong competition from NDT and a variety of niche asset protection providers, both larger and smaller than we are. Some of our competitors have greater financial resources than we do and could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some of our competitors are business units of companies substantially larger than us and have the ability to combine asset protection solutions into an integrated offering to customers who already purchase other types of products or services from them. Our competitors may offer asset protection solutions at prices below or without cost in order to improve their competitive positions. Smaller niche competitors with small customer bases may be very aggressive in their pricing in order to retain customers. These competitive factors could make it more difficult for us to attract and retain customers, or can cause us to lower our prices and accept lower margins in order to compete, the impact of any of which can reduce our market share, revenues and profits.

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 54%, 61% and 63% of our revenues for fiscal 2012, 2011 and 2010, respectively. We have expanded our customer base into industries other than the oil and gas industry, but we still receive a majority of our revenues from this industry. While our services are vital to the operators of plants and refineries, economic slowdowns or reduction in prices in the oil and gas industry can result in cut backs in contracts for our services. If the oil and gas industry were to suffer a prolonged or significant downturn, our revenues, profits and cash flows may be reduced. While we continue to expand our market presence in the power generation and transmission, and chemical processing industries, among others, these markets too are cyclical in nature and as such, are subject to economic downturns.

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates or integrate acquired businesses successfully, which may inhibit our rate of growth, and any acquisitions that we do complete may expose us to a number of unanticipated operational and financial risks.

Our growth has and will likely continue to be dependent upon, to a certain extent, our ability to make acquisitions and successfully integrate these acquired businesses. We intend to continue to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets globally. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, obtain necessary financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses into our current operations or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our current operations, or otherwise perform as expected.

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

Our ability to undertake acquisitions is limited by our financial resources, including available cash and borrowing capacity. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of substantial additional indebtedness and other expenses, impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, any of which could harm our financial condition and results of operations. Although management intends to: (i) evaluate the risks inherent in any particular transaction, (ii) assume only risks it believes to be acceptable, and (iii) develop plans to mitigate such risks, there are no assurances that we will properly ascertain or accurately assess the extent of all such risks. Difficulties encountered with acquisitions may harm our business, financial condition and results of operations.  For example, as described under “Environmental Matters” and “Legal Proceedings” in Item 1 and Item 3, respectively, in Part I of this report, we are currently a target of a criminal investigation for an incident that occurred at our Cudahy, California facility four months after we acquired the assets and ongoing business operations of General Testing and Inspection Inc., which operated that facility.

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

Substantially all of our computer and communications hardware is located at a single facility, the failure of which would harm our business and results of operations.

As we continue to expand and our business grows, we need to improve and upgrade our back-up recovery and business continuity plans.  We are presently working on plans and taking action to upgrade our business continuity plans, should a disaster strike our primary data center or some other significant event occurs, so that we can continue operating without a material interruption of business or loss of key functions such information processing, customer billing and financial reporting.  However, until we complete these improvements, should a natural disaster or some other event occur that damages our data center or significantly disrupts its operation, such as human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events, we could suffer loss of business and interruption of key functions and capabilities that could materially reduce our revenues or profitability and harm our business performance.

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

From time to time, our customers have requested greater functionality in our solutions. As part of our strategy to enhance our asset protection solutions and grow our business, we continue to make substantial investments in the research and development of new technologies. We believe our future success will depend, in part, on our ability to continue to design new, competitive asset protection solutions, enhance our current solutions and provide new, value-added services. Developing new solutions will require continued investment, and we may experience unforeseen technological or operational challenges. In addition, our asset protection software is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. Our competitors, many of whom have greater financial resources than us, could develop technologies earlier than we do, putting us at a competitive disadvantage.  If we are unable to develop new asset protection solutions or enhancements that meet our customers’ needs on a timely basis, we will likely lose opportunities to earn revenues and to gain customers or access to markets, and our business and results of operations will be adversely affected.

If our software or system produces inaccurate information or are incompatible with the systems used by our customers and make us unable to successfully provide our solutions, it could lead to a loss of revenues and customers.

Our software and systems are complex and, accordingly, may contain undetected errors or failures. Software or system defects or inaccurate data may cause incorrect recording, reporting or display of information related to our asset protection solutions. Any such failures, defects and inaccurate data may prevent us from successfully providing our asset protection solutions, which would result in lost revenues. Software or system defects or inaccurate data may lead to customer dissatisfaction and our customers may seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation may be harmed and our financial condition and results of operations could be materially adversely affected.

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

Our business, primarily in our Services segment, is seasonal. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. As a result of these trends, we generally have reduced cash flows in our second and fourth fiscal quarters, which may require us to borrow under our credit agreement.  In addition, most of our operating expenses, such as employee compensation and property rental expense, are relatively fixed over the short term.  Moreover, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. We expect that the impact of seasonality on our first and third fiscal quarter revenues and profitability and second and fourth fiscal quarter cash flows will continue.

Growth in revenues from our service offerings, particularly traditional NDT services, relative to revenues from the sale of our products and systems may reduce our overall gross profit margin.

Our gross profit margin on revenues from our services offerings, particularly traditional NDT services, has historically been lower than our gross profit margin on revenues from our products and systems because our services have higher labor-related costs. For instance, the gross profit margin in our Services segment for fiscal 2012 was approximately 27%, while our gross profit margin in our Products and Systems segment and in our International segment was approximately 46% and 32%, respectively. Our overall gross profit margin was approximately 30% during the same period. We expect to continue our efforts to increase the number of “evergreen” or “run and maintain” contracts at oil refineries. Often times, the services we provide at the beginning of these contracts are traditional NDT services. Until such time as we can understand the needs of each new “evergreen” plant and we can then make recommendations to provide our advanced NDT services, and thus improve our sales product mix, our margins may be negatively impacted. As a result, we expect our overall gross profit margin will be lower in periods when revenues from our services, and particularly from traditional NDT services, has increased as a percentage of total revenues and will be higher in periods when revenues from our advanced NDT services and our products and systems hav increased as a percentage of total revenues. We expect this trend to continue and to the extent is does, our margins may decrease or remain flat. In addition, we expect the mix of our International segment revenues will be more service revenues than sales of products and systems, thereby creating more pressure on margins. Fluctuations in our gross profit margin may affect our level of profitability in any period, which may negatively affect the price of our common stock.

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

We rely on certification of our NDT solutions by industry standards-setting bodies. We currently have International Organization for Standardization (ISO) 9001:2008 certifications for each of Mistras Group, Physical Acoustics Corporation (PAC), Mistras Group Limited, and Mistras Group Hellas and we have ISO 14001:2004 certification for Mistras Services and Physical Acoustics South America. Physical Acoustics South America also has an OHSAS 18001:2007 certification. In addition, we currently have Nadcap (formerly National Aerospace and Defense Contractors Accreditation Program) certification for certain of our locations in California, Connecticut, Massachusetts, Ohio and Washington. We continually review our NDT solutions for compliance with the requirements of industry specification standards and the Nadcap special processes quality requirements. However, if we fail to maintain our ISO or Nadcap certifications, our business may be harmed because our customers generally require that we have these certification before they purchase our NDT solutions.

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

Third-party patent applications, patents, copyrights and trademarks may be applicable to our asset protection solutions. As a result, third parties may in the future make infringement claims and other allegations that could subject us to intellectual property litigation relating to our solutions. Such litigation would be time consuming and expensive, divert attention and resources away from our daily operations, impede or prevent delivery of our solutions and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our solutions and could cause us to pay substantial damages if we are found to be infringing on others’ intellectual property rights. If a third party has a successful claim of infringement, we may need to seek one or more licenses from third parties in order to continue to offer the related solution, which may not be available at a reasonable cost, or at all.

For example, we were sued for trademark infringement by Sentinel Integrity Solutions.  While we successfully defended the claim and had Sentinel’s trademark invalidated, we expended considerable time, effort and attorney fees to defend this case.

We may require additional capital to support business growth, which might not be available.

We intend to continue making investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new, or enhance our current, asset protection solutions, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, no assurance can be given that adequate or acceptable financing will be available to us, in which case we may not be able to our business or respond to business challenges.

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

•                  enter into transactions with affiliates; and

•                  enter into burdensome agreements.

Our credit agreement also contains financial covenants that require us to maintain compliance with specified financial ratios.  If we fail to comply with these covenants the lenders could prevent us from borrowing under our credit agreement, require us to pay all amounts outstanding, require that we cash collateralize letters of credit issued under the credit agreement and restrict us from making acquisitions.  If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

In fiscal 2012, 2011 and 2010, we generated approximately 19%, 15% and 14% of our revenues outside the United States, respectively. We expect to increase our international presence over time.  In addition we expect our international business to become much more service oriented than in the past, resulting in many more employees outside the United States. Our primary operations outside the United States are in Canada, Brazil, the United Kingdom, and France.  We also have operations in Russia, the Netherlands, India and Japan.  There are numerous risks inherent in doing business in international markets, including:

•                  fluctuations in interest rates and currency exchange rates;

•                  varying regional and geopolitical business and economic conditions and demands;

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

We have not declared or paid any cash dividends on our common stock to date, and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the development, operation and growth of our business. In addition, our credit agreement limits our ability to pay cash dividends and future loan agreements may also limit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our second amended and restated certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 28,038,000 shares of common stock are outstanding as of August 1, 2012. In addition, we have approximately 2,990,000 shares of common stock reserved for issuance related to stock options and restricted stock units that are outstanding as of August 1, 2012.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

ITEM 1B.                                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                   PROPERTIES

As of May 31, 2012, we operated approximately 80 offices in 15 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of May 31, 2012, we owned properties located in Olds, Alberta; Monroe, North Carolina; Trainer, Pennsylvania; Jonquiere, Quebec; Houston, Pasadena, and Deer Park, Texas; Burlington, Washington; and Gillette, Wyoming. These properties, as well as approximately 60 offices throughout North America (including Canada), are utilized by our Services segment. Our Products and Systems segment’s primary location is in our Princeton Junction facility. Our International segment has approximately 20 offices including locations in Brazil, United Kingdom, the Netherlands, France, Greece, Russia, Japan and India.

ITEM 3.                                                   LEGAL PROCEEDINGS

We are subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. See “Litigation” in Note 13 to our audited consolidated financial statements contained in Item 8 of this report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

We have received notice of a governmental investigation concerning an environmental incident which occurred in February 2011, outside on the premises of our Cudahy, California facility.  We acquired this facility as part of the acquisition in October 2010 of the assets and ongoing business operations of General Testing and Inspection, Inc. (GTI), a business which provides in-house or shop inspection and nondestructive testing at the Cudahy premises.  On February 11, 2011, while liquid hazardous waste was being pumped into the tanker truck of an unaffiliated certified hazardous waste transporter at the Cudahy facility, a chemical reaction occurred that caused an emission of a vapor cloud.  No human injury or property damage was reported or appears to have been caused as a result of the incident.  The incident was investigated by the L.A. County Fire Department (the Fire Department) and the U.S. Environmental Protection Agency (EPA).  At the conclusion of the Fire Department’s investigation, the Fire Department imposed a fine on us in the amount of $4,000 for alleged violations of the California Health and Safety Code in April 2011, which was paid shortly thereafter.

We had received no further governmental communications or notices concerning fines or sanctions related to the incident until January 13, 2012, when we received grand jury subpoenas from the U.S. Attorney’s Office for the Central District of California addressed to us, GTI and one of our employees.  These subpoenas were issued in connection with an EPA criminal investigation.  The subpoena received by us requested documents and information relating to, among other things, our handling, identification, storage and disposal of hazardous waste, training records, corporate environmental policies, acquisition of GTI and any ongoing organization relationship with GTI, and analytical results of the tests concerning the hazardous materials involved in the incident.  We have been informed by the U.S. Attorney’s Office for the Central District of California that we are a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act.  The violations are alleged to be related to purportedly improper storage and labeling of hazardous waste at the Cudahy facility.  This U.S. Attorney’s Office also raised a concern about a possible obstruction of justice issue involving the conduct of one or more of our employees at this facility.  Upon receiving the subpoenas, we engaged our outside legal counsel to assist us in conducting an investigation concerning the incident, including interviews with our current employees.  To date, we have produced documents in response to the subpoena, and are aware of at least one of our employees having testified before the grand jury.

While management cannot predict the ultimate outcome of this matter, based on our internal investigation to date, management does not believe the outcome will have a material effect on our financial condition or results of operations.

ITEM 4.                                                   MINE SAFETY DISCLOSURES

None.

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

	Year ended May 31, 2012		Year ended May 31, 2011
	High	Low	High	Low

Quarter ended August 31,	$20.82	$14.83	$12.20	$9.02
Quarter ended November 30,	$24.01	$17.50	$12.29	$10.64
Quarter ended February 29,	$26.24	$20.63	$15.80	$11.78
Quarter ended May 31,	$25.49	$22.11	$18.46	$14.48

Holders of Record

As of August 1, 2012, there were approximately 20 holders of record of our Common Stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of fiscal 2012 pursuant to the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Fiscal Quarter Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
May 31, 2012	93	$23.36

ITEM 6.                                                   SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data for the periods indicated. The selected statement of operations and cash flow data for fiscal 2012, 2011 and 2010 and the selected balance sheet data as of May 31, 2012 and 2011 have been derived from our audited financial statements and related notes thereto included elsewhere in this Annual Report. The statement of operations and cash flow data for fiscal 2009 and fiscal 2008 and the selected balance sheet data as of May 31, 2010, 2009 and 2008 have been derived from our audited financial statements not included in this Annual Report. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and the notes thereto included elsewhere in this Annual Report.

	For the year ended May 31,
	2012 (a)	2011 (a)	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data
Revenues	$436,875	$338,589	$272,128	$209,133	$152,268
Cost of revenues	291,616	221,980	178,480	131,167	90,590
Depreciation	15,569	13,206	10,510	8,700	6,847
Gross profit	129,690	103,403	83,138	69,266	54,831
Selling, general and administrative expenses	83,098	65,983	55,463	46,456	32,243
Research and engineering	2,059	2,150	2,402	1,949	1,654
Depreciation and amortization	6,455	5,386	4,673	3,936	4,576
Acquisition-related costs	1,309	—	—	—	—
Legal reserve	—	273	(297)	2,100	—
Income from operations	36,769	29,611	20,897	14,825	16,358
Interest expense	3,803	2,773	3,531	4,614	3,531
(Gain) loss on extinguishment of long-term debt	(671)	—	387	—	—
Income before provision for income taxes	33,637	26,838	16,979	10,211	12,827
Provision for income taxes	12,291	10,502	6,527	4,558	5,380
Net income	21,346	16,336	10,452	5,653	7,447
Net loss (income) attributable to noncontrolling interests, net of taxes	7	95	(23)	(187)	(8)
Net income attributable to Mistras Group, Inc.	21,353	16,431	10,429	5,466	7,439
Accretion of preferred stock	—	—	6,499	(27,114)	(32,872)
Net income (loss) attributable to common shareholders	$21,353	$16,431	$16,928	$(21,648)	$(25,433)
Weighted average common shares outstanding:
Basic	27,839	26,724	21,744	13,000	13,000
Diluted	28,685	26,933	24,430	13,000	13,000
Earnings (loss) per common share:
Basic	$0.77	$0.61	$0.78	$(1.67)	$(1.96)
Diluted	$0.74	$0.61	$0.43	$(1.67)	$(1.96)
Other Financial Data:
Net cash provided by operating activities	$31,402	$25,254	$18,987	$12,661	$12,851
Net cash used in investing activities	(37,512)	(36,478)	(16,534)	(15,888)	(19,446)
Net cash provided by financing activities	2,009	5,344	8,083	4,912	6,320
EBITDA(1)	59,471	48,298	35,670	27,274	27,773
Adjusted EBITDA (1)	$65,206	$52,322	$39,464	$31,122	$28,091

	May 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Balance Sheet Data
Cash and cash equivalents	$8,410	$10,879	$16,037	$5,668	$3,555
Total assets	329,816	248,637	189,939	153,433	119,822
Total long-term debt, including current portion	40,229	21,851	13,301	66,251	48,270
Obligations under capital leases, including current portion	19,045	15,476	14,569	14,525	11,842
Convertible redeemable preferred stock	—	—	—	90,983	63,869
Total Mistras Group, Inc. stockholders’ equity (deficit)	$193,012	$167,157	$130,286	$(47,912)	$(24,475)
Cash dividends per common share	—	—	—	—	—

(a)               Refer to page 65, Notes to Consolidated Financial Statements, for disclosure of the Company’s acquisitions in fiscal 2012 and 2011.

(1) The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA:

	For the year ended May 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Net income attributable to Mistras Group, Inc.	$21,353	$16,431	$10,429	$5,466	$7,439
Interest expense	3,803	2,773	3,531	4,614	3,531
Provision for income taxes	12,291	10,502	6,527	4,558	5,380
Depreciation and amortization	22,024	18,592	15,183	12,636	11,423
EBITDA	$59,471	$48,298	$35,670	$27,274	$27,773
Stock compensation expense	5,097	3,751	2,695	192	318
Acquisition-related costs	1,309	—	614	—	—
Legal reserve	—	273	(297)	2,100	—
(Gain) loss on extinguishment of debt	(671)	—	387	—	—
Large customer bankruptcy	—	—	395	1,556	—
Adjusted EBITDA	$65,206	$52,322	$39,464	$31,122	$28,091

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition-related costs (including adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are described below or in the reconciliation table above).

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

Overview

We offer our customers “one source for asset protection solutions” ®   and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and Non-Destructive Testing (NDT) services, predictive maintenance (PdM) services, proprietary data analysis and enterprise inspection warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), natural gas, fossil and nuclear power, transmission and distribution, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology, food processing industries and research and engineering institutions. As of May 31, 2012, we had approximately 3,500 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 80 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets. The following chart represents the percentage of consolidated revenues we generated from our various markets for fiscal 2012.

For the last several years, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions, in general, has increased, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. Concurrent with this growth, we have worked to build our infrastructure to profitably absorb additional growth and have made a number of small acquisitions in an effort to leverage our fixed costs, grow our base of experienced, certified personnel, expand our product and technical capabilities and increase our geographical reach.

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

Our three operating segments are:

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

Gross Profit

Our gross profit equals our revenues less our cost of revenues and attributable depreciation. Our gross profit, both in absolute dollars and as a percentage of revenues, can vary based on our volume, sales mix, actual manufacturing costs and our utilization of labor. As a result, gross profit may vary from quarter to quarter. For instance, the seasonality of our business can cause our gross profit to decline during traditionally slower first and third quarters when we incur labor costs without any corresponding revenues. Under our time-and-materials contracts, we negotiate hourly billing rates and charge our clients based on the actual time that we expend on a project. Our profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that we directly charge or allocate to contracts compared to negotiated billing rates.

In recent years, there has been an increasing demand for asset protection solutions and at times, a limited supply of certified technicians. Accordingly, we have experienced increases in our cost of labor in our Services segment. The customers of our Services segment have been aware of these supply constraints and generally have, to some extent, accepted corresponding price increases for our services. However, in the current economic environment we have experienced certain pricing pressures from customers and we are uncertain whether our ability to increase prices for our services will continue. In our Products and Systems segment, our ability to increase prices for any product or system to offset associated cost increases is based principally on the extent to which it incorporates our proprietary technology. We believe our efforts to develop and offer our customer’s value-added proprietary solutions instead of commodity-type products help us, in part, to resist margin erosion. Our International segment offers services, products and systems similar to those of our other segments, so our ability to increase prices in this segment as costs increase is determined by the same factors affecting the pricing of our other segments, and the relative mix of services, products and systems it provides in the applicable period.

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

Research and Engineering

Research and engineering expense consists primarily of engineering salaries and personnel-related costs and the cost of products, materials and outside services used in our process and product development activities primarily in our Products and Systems segment. Other research and development is conducted worldwide in our Services segment by various billable personnel and our management on a collaborative basis. These costs are not separated and are included in cost of revenues. Specific development costs on software are capitalized and amortized in our depreciation and amortization included in our income from operations. From time-to-time, we receive minor grants or contracts for paid research which are recorded in our revenues with the related costs included in cost of revenues. We expect to continue our investment in research and engineering activities and anticipate that our associated expense will increase in absolute terms in the future as we hire additional personnel and increase research and engineering activity. However, as a percentage of revenues, we expect research and engineering expense to decline over the long-term.

Depreciation and Amortization Included in Income From Operations

Our depreciation and amortization used in deriving our income from operations represents the expense charge for our capitalized assets, and primarily relates to buildings and improvements, including our corporate headquarters, office furniture, equipment, intangibles and other capital assets acquired as part of our acquisitions of other businesses. The intangible assets include, but are not limited to, non-competition agreements, customer lists and trade names, while the other capital assets acquired are primarily machinery and equipment. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of those assets. Fixed assets acquired are depreciated over their useful lives and charged to cost of revenues.  Such depreciation and amortization expense, although non-cash, directly impacts our results of operations. It is difficult to predict with any precision the amount of expense we may record relating to future acquired intangible and other assets.

Income from Operations

Our income from operations is our gross profit less our SG&A expenses, research and engineering, depreciation and amortization, acquisition-related costs and reserve for legal settlements included in income from operations. We refer to our income from operations as a percentage of our revenues as our operating margin.

Interest Expense

Our interest expense consists primarily of interest paid to our lenders under our credit agreement and our capital leases. Also included is interest on subordinated notes issued as part of our acquisitions, interest accretion from the estimated fair value of contingent consideration related to our acquisitions, and interest incurred related to interest rate swap contracts, when applicable.

Income Taxes

Income tax expense varies as a function of pre-tax income, tax rates, and the level of non-deductible expenses, such as certain amounts of meals and entertainment expense, valuation allowances and other permanent differences. As of May 31, 2012 we had approximately $1.0 million of state net operating loss carry forwards (NOLs) available to offset state taxable income in future years.  These state NOL’s will expire, if not utilized, at varying dates beginning in 2015 depending on the laws of each state.  At May 31, 2012, we have recorded a valuation allowance of less than $0.1 million against certain state deferred income tax assets based on our assessment that the respective deferred income tax assets would not be realized.  In addition we have net operating losses in certain of our foreign jurisdictions.  At May 31, 2012, we have a valuation allowance of approximately $4.5 million against certain foreign deferred income tax assets based on our assessment that the respective deferred income tax assets would not be realized. Our effective income tax rate may fluctuate significantly over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

Noncontrolling Interest, Net of Taxes

The noncontrolling interest represents the ownership interests of other stockholders in our international subsidiaries, where 100% ownership is not permitted or de minimis local ownership is helpful for business purposes.

Consolidated Results of Operations

Fiscal 2012, 2011 and 2010

The following table summarizes our consolidated statements of operations for fiscal 2012, 2011 and 2010:

	For the year ended May 31,
	2012	2011	2010
	($ in thousands)

Revenues	$436,875	$338,589	$272,128
Gross profit	129,690	103,403	83,138
Gross profit %	30%	31%	31%
Income from operations	36,769	29,611	20,897
Operating income as percentage of revenues	8%	9%	8%
Interest expense	3,803	2,773	3,531
Income before provision for income taxes	33,637	26,838	16,979
Provision for income taxes	12,291	10,502	6,527
Net income	21,346	16,336	10,452
Net loss (income) attributable to noncontrolling interests, net of taxes	7	95	(23)
Net income attributable to Mistras Group, Inc.	21,353	16,431	10,429
Net income attributable to Mistras Group, Inc. as a percentage of revenues	5%	5%	4%

Our growth rates for fiscal 2012, 2011 and 2010 were as follows:

	For the year ended May 31,
	2012	2011	2010
	($ in thousands)

Revenue growth	$98,286	$66,461	$62,995
% Growth over prior year	29.0%	24.4%	30.1%

Comprised of:
% of organic growth	15.6%	15.8%	17.7%
% of acquisition growth	13.2%	8.3%	12.3%
% foreign exchange increase (decrease)	0.2%	0.3%	0.1%
	29.0%	24.4%	30.1%

Revenues.  Our revenues by segment for fiscal 2012, 2011 and 2010 were as follows:

	For the year ended May 31,
	2012	2011	2010
	($ in thousands)
Revenues (1)
Services	$349,793	$283,139	$227,782
Products and Systems	40,083	26,105	18,875
International	59,466	36,798	30,920
Corporate and eliminations	(12,467)	(7,453)	(5,449)
	$436,875	$338,589	$272,128

(1)          Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations.

Fiscal 2012 Compared to Fiscal 2011

Revenues increased $98.3 million, or 29%, in fiscal 2012 compared to fiscal 2011 as a result of growth in all of our segments. We estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 16% in fiscal 2012 and fiscal 2011.  In fiscal 2012, we estimate that organic growth by segment was approximately 18% for our Products and Systems segment, 17% for our Services segment, and 11% for our International segment.  In fiscal 2012, we estimate that growth from acquisitions was $44.6 million, or approximately 13%, compared to $19.0 million, or 8%, in fiscal 2011. We completed eleven acquisitions in fiscal 2012 compared to five acquisitions in fiscal 2011.

We continued to experience growth in many of our target markets in fiscal 2012. The largest dollar increase was attributable to customers in the global oil and gas market on several new and existing projects, including an increase in our portfolio of “run and maintain” contracts and new work obtained due to our acquisitions. Overall, our revenues from the oil and gas market grew approximately 16% in fiscal 2012 and provided approximately 54% and 61% of our total revenues for fiscal 2012 and 2011, respectively, with the largest increase coming from the downstream section of the oil and gas industry.  We also experienced growth in several of our other target markets outside of oil and gas, including industrial, process industries which include chemical and pharmaceutical, infrastructure, power generation and aerospace and defense markets. Taken as a group, revenues for all target markets other than oil and gas grew approximately 49% over the prior year.  Our top ten customers represented approximately 39% of our revenues for fiscal 2012 compared to 44% in fiscal 2011. Our largest customer in both periods was BP p.l.c. (BP), accounting for approximately 16% and 18% of our revenues in fiscal 2012 and 2011, respectively. No other customer accounted for more than 10% of our revenues in fiscal 2012.

Gross Profit.  As a percentage of revenues, our gross profit in total and its components for fiscal 2012, 2011 and 2010, were as follows:

	For the year ended May 31,
	2012	2011	2010
	($ in thousands)

Gross profit	$129,690	$103,403	$83,138

Gross profit % comprised of:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(66.8)%	(65.6)%	(65.6)%
Depreciation	(3.5)%	(3.9)%	(3.9)%
Total	29.7%	30.5%	30.5%
Gross profit % increase (decrease) from prior year	(0.8)%	—	(2.6)%

Our gross profit by segment for fiscal 2012, 2011 and 2010 was as follows:

	For the year ended May 31,
	2012	2011	2010
	($ in thousands)
Gross profit (1)
Services	$94,413	$77,883	$61,963
Products and Systems	18,578	13,239	9,915
International	19,106	12,922	11,668
Corporate and eliminations	(2,407)	(641)	(408)
	$129,690	$103,403	$83,138

(1)          Gross profit by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Our gross profit increased $26.3 million, or 25%, in fiscal 2012 compared to fiscal 2011. As a percentage of revenues, our gross profit was approximately 30% and 31% in fiscal 2012 and 2011, respectively. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 67% and 66% in fiscal 2012 and 2011, respectively.  Depreciation expense included in the determination of gross profit was $15.6 million and $13.2 million for fiscal 2012 and 2011, respectively.

The 80 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a change in the mix of revenues generated during the year, and higher unbillable labor. Revenues from the oil and gas industry increased approximately 16% during fiscal 2012 and represented approximately 54% of total revenues.  Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Unbillable labor includes professional training time for our technicians which increased as a result of an increase in technicians in fiscal 2012 compared to fiscal 2011.  Unbillable labor increased $2.1 million in fiscal 2012 compared to fiscal 2011.  Offsetting the impact of higher revenues from the oil and gas industry was revenue growth in all other industries of approximately 49% in fiscal 2012, where gross margins tend to be higher.  In addition, revenues from Advanced NDT services, which have higher margins than traditional NDT services, increased more than 29% during fiscal 2012 and now represents approximately 16% of our Services segment revenues compared to approximately 15% in fiscal 2011.

Income from Operations.  Our income from operations by segment for fiscal 2012, 2011 and 2010, was as follows:

	For the year ended May 31,
	2012	2011	2010
	($ in thousands)
Income from operations (1)
Services	$40,069	$31,856	$22,614
Products and Systems	8,742	5,123	2,572
International	3,325	3,539	3,008
Corporate and eliminations	(15,367)	(10,907)	(7,297)
	$36,769	$29,611	$20,897

(1)          Income from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Our income from operations of $36.8 million for fiscal 2012 increased $7.2 million, or 24%, compared to fiscal 2011. As a percentage of revenues, our income from operations was approximately 8% and 9% in fiscal 2012 and fiscal 2011, respectively.

Our SG&A expenses for fiscal 2012 increased $17.1 million, or 26%, from $66.0 million in fiscal 2011 to $83.1 million in fiscal 2012.  Of this amount, SG&A for recent acquisitions accounted for approximately $8.7 million of the total increase.  As a percentage of revenues, SG&A expenses were approximately 19% in fiscal 2012 and 20% in fiscal 2011.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $8.6 million over the prior year attributed to normal compensation increases, including incentive compensation, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included stock compensation costs of approximately $1.5 million, insurance expense of $1.3 million, and occupancy expense of $1.3 million. Depreciation and amortization included in the determination of income from operations for fiscal 2012 and fiscal 2011 was $6.5 million and $5.4 million, respectively, each being 2% of revenues.

Our acquisition-related costs for fiscal 2012 were approximately $1.8 million and related to professional fees and other expenses in connection with our fiscal 2012 acquisition activity. These amounts were offset by approximately $0.5 million in adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities. Acquisition-related costs for fiscal 2011 were insignificant.

Interest Expense.  Interest expense was $3.8 million and $2.8 million for fiscal 2012 and fiscal 2011, respectively. This increase primarily related to an increase in average borrowings in the current year as well as interest accretion from the estimated fair value of contingent consideration related to our acquisitions.

Net Loss (Income) Attributable to Noncontrolling Interests, Net of Taxes.  The net loss attributable to noncontrolling interests for fiscal 2012 relates primarily to a net loss from our French subsidiaries offset by an increase in net income of our U.K subsidiaries.

Income Taxes. Our effective income tax rate was approximately 37% for fiscal 2012 compared to approximately 39% for fiscal 2011. The decrease was primarily due to the impact of permanent tax differences, lower foreign taxes, and a release of a valuation allowance offset by an increase in state taxes.

Net Income Attributable to Mistras Group, Inc. and Net Income Attributable to Common Shareholders. Net income attributable to Mistras Group, Inc. and net income attributable to common shareholders for fiscal 2012 was $21.4 million, or 5% of revenues, an increase of $4.9 million over fiscal 2011, which was $16.4 million, or 5% of revenues. The increase in net income was primarily the result of our revenue growth, offset in part by higher SG&A and acquisition-related expenses and an increase to our provision for income taxes.

Fiscal 2011 Compared to Fiscal 2010

Revenues increased $66.5 million, or 24%, in fiscal 2011 compared to fiscal 2010 as a result of growth in all our segments. For fiscal 2011 and fiscal 2010, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 16% and 18%, respectively. In fiscal 2011, we estimate that organic growth by segment was approximately 19% for our Products and Systems segment, 16% for our Services segment and 11% for our International segment.  This organic growth was driven by an increase in demand for our inspection services coupled with an increase in seasonal turn-around maintenance activity from our “run and maintain” or “evergreen” contracts at oil refineries.  In fiscal 2011, we estimate that growth from acquisitions was $19.0 million, or approximately 8%, compared to $25.8 million, or 12%, in fiscal 2010. We completed five acquisitions in fiscal 2011 compared to three acquisitions in fiscal 2010, increasing our capabilities and adding to our base of qualified technicians.

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

Despite the increase in our fiscal 2011 revenues, our gross profit as a percentage of revenues remained at approximately 31%.  This is primarily attributable to a change in the mix of revenues generated during the year, as well as better utilization of direct labor. For example, revenues from the oil and gas industry increased approximately 20% during fiscal 2011 and represented approximately 61% of total revenues.  The revenue from this industry often has lower gross margins than other industries because these contracts tend to be longer and have a high concentration of traditional NDT services. As a result of these lower margins revenue growth in this category tends to decrease overall gross margins.  Offsetting the impact of higher revenues from the oil and gas industry was revenue growth in all other industries of approximately 32% in fiscal 2011.  Advanced NDT services, which have higher margins than traditional NDT services, increased more than 30% during fiscal 2011 and now represents approximately 15% of our Services segment revenues compared to approximately 14% in fiscal 2010.  Our revenue growth is also attributable to sales from new contracts, which drive market share growth but are competitive from a pricing perspective in the short term. While these competitive pricing contracts remain a focus of many of our new and existing Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues. These costs, as a percentage of revenues, decreased to approximately 13% during fiscal 2011 from approximately 14% during fiscal 2010. Historically, by introducing more advanced NDT tools to our Services segment customers, margins will increase.

Another contributing factor for the decreases in fiscal 2011 and 2010 compared to 2009 was the economic downturn which continued to impact fiscal 2010 and 2011. We experienced revenue declines in shop work and industrial markets, which have higher margins than our traditional NDT services. During fiscal 2010, certain of our customers managed project activity and turnarounds differently than in the past, stopping or changing planned work schedules more abruptly. This created inefficiencies in the planning and utilization of labor. In fiscal 2011 we continued to develop several new specialties within our asset protection solutions by hiring and training new employees and creating “centers of excellence”, including centers for industrial tube and off-shore oil rig platform inspections and new pipeline construction. This investment in our technicians to gain future market share, however, contributes to non-billable labor until these markets develop.

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

Interest Expense.  Interest expense was $2.8 million and $3.5 million for fiscal 2011 and fiscal 2010, respectively. The decrease in fiscal 2011 interest expense related primarily to the maturity of our interest rate swap agreement in November 2010.

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

Segment Results for Fiscal 2012, 2011 and 2010

Segment discussions that follow provide supplemental information regarding the significant factors contributing to the changes in results for each of our business segments.

Services Segment

Selected financial information for the Services segment was as follows for fiscal 2012, 2011 and 2010:

	For the years ended May 31,
	2012	2011	2010
	($ in thousands)
Services segment
Revenues	$349,793	$283,139	$227,782
Cost of revenues	241,969	193,666	157,007
Depreciation	13,411	11,590	8,812
Gross profit	$94,413	$77,883	$61,963
Gross profit as a % of segment revenue	27%	28%	27%

Income from operations	$40,069	$31,856	$22,614
Income from operations as % of segment revenue	11%	11%	10%

Total depreciation and amortization	$17,763	$15,979	$12,862

Revenues.  Over the last three years, the largest increase in our total revenues was from our Services segment. Revenues were $349.8 million, $283.1 million, and $227.8 million in fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, our Services revenues increased $66.7 million, or 24%, compared to fiscal 2011. The increase was attributable to organic growth of approximately 17% and growth from acquisitions of approximately 7%. The industries primarily contributing to this growth were oil and gas, industrial and power generation, with the largest growth in dollars coming from the oil and gas industry.  Customers in the oil and gas industry accounted for approximately 62% and 67% of our Services segment revenues in fiscal 2012 and 2011, respectively. We also have experienced growth in most of our other target markets due to strong demand, the addition of new customers and increasing revenues from existing customers. We increased our revenues to existing customers by increasing our penetration on existing service offerings and providing different types of asset protection solutions.  Our top ten customers accounted for approximately 53% and 52% of our Services segment revenues during fiscal 2012 and 2011, respectively.  One customer, BP, represented approximately 19% and 21% for our revenues for our Services segment in fiscal 2012 and 2011, respectively. Revenues from BP, as well as most of our larger oil and gas customers, are generated from numerous contracts and at multiple sites.

In fiscal 2011, our Services revenues increased $55.4 million, or 24%, compared to fiscal 2010. The increase was attributable to organic growth of approximately 16% and growth from acquisitions of approximately 8%. The increased sales activity was driven by base growth in manpower requirements, turn-around activities inside our evergreen contracts and several new multi-year contracts we entered into this year.  The industries contributing to this growth were oil and gas, chemical and power generation with the largest growth in dollars coming from the oil and gas industry, in both the downstream and midstream segments.  Customers in the oil and gas industry accounted for approximately 67% and 69% of our Services segment revenues in fiscal 2011 and 2010, respectively.

Gross Profit.  Our Services segment gross profit for fiscal 2012 was $94.4 million, an increase of $16.5 million over fiscal 2011, which was $77.9 million. The modest decrease of 50 basis points in gross margin from the previous year is primarily due to the mix of revenues generated in the year and higher unbillable labor, as well as the pricing pressure from large master service agreements with larger oil and gas customers that drive our base revenues up while being awarded at competitive pricing.  Cost of revenues, excluding depreciation, as a percentage of revenues was 69%, 68%, and 69% in fiscal 2012, 2011, and 2010, respectively. For fiscal 2012, 2011, and 2010 depreciation expense included in gross profit was $13.4 million, $11.6, and $8.8 million respectively, each representing approximately 4% of revenues. We continued to invest in additional field test equipment and fleet vehicles, which generate depreciation expense, to support our growth and reduce other operating costs, such as repairs and maintenance.

Our Services segment gross profit for fiscal 2011 was $77.9 million, or 28% of Services revenues, an increase of $15.9 million over fiscal 2010, which was $62.0 million, or 27% of revenues. The modest increase of 30 basis points in gross margin from the previous year was attributable, in part, to the continued pricing pressure from large master service agreements with larger oil and gas customers.  While competitive pricing contracts remain a focus of many of our Services segment customers, we were able to improve our gross profit as a percentage of revenues by focusing on utilization rates of our service technicians and other controllable costs of revenues.

Income from Operations.  Our income from operations from our Services segment was $40.1 million in fiscal 2012, an increase of $8.2 million or 26% compared to fiscal 2011.

SG&A expenses in our Services segment increased $8.2 million to $49.6 million in fiscal 2012 from $41.4 million in fiscal 2011, representing approximately 14% and 15% of segment revenues, respectively. Of this amount, SG&A for recent acquisitions accounted for approximately $3.2 million of the total increase. The Services segment SG&A expenses included higher compensation and benefit expenses, excluding acquisitions, of  $3.4 million over the prior year attributed to normal compensation increases, including incentive compensation, and the cost of additional salary to support our growth in revenues.  Other significant increases in SG&A expenses, excluding acquisitions, in fiscal 2012 include insurance expense of $1.1 million and occupancy expenses of $0.6 million.  Depreciation and amortization expense used in determining income from operations was approximately $4.4 million in both fiscal 2012 and fiscal 2011 and $4.0 million in fiscal 2010, representing approximately 1%, 2%, and 2% of revenues, respectively.

Additionally, we adjusted the fair value of certain acquisition-related contingent consideration liabilities. For fiscal 2012, the adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities decreased income from operations by approximately $0.4 million.  The fair value adjustments to acquisition-related contingent consideration liabilities have been classified as acquisition-related costs in the statement of operations for fiscal 2012. Acquisition-related costs for the fiscal 2011 acquisition activity were insignificant.

Our income from operations from our Services segment was $31.9 million in fiscal 2011, an increase of $9.2 million or 41% compared to fiscal 2010. As a percentage of segment revenues, our income from operations increased to approximately 11% in fiscal 2011 compared to approximately 10% in fiscal 2010.  SG&A expenses in our Services segment increased $6.5 million to $41.4 million in fiscal 2011 from $34.9 million in fiscal 2010, each representing approximately 15% of segment revenues. The Services segment SG&A expenses included higher compensation and benefit expenses of $4.5 million over the prior year attributed to normal compensation increases, including incentive compensation, and the cost of additional salary to support our growth in revenues.  Our acquisitions in fiscal 2011 accounted for approximately $1.7 million of our SG&A expenses.  Other increases in SG&A expenses in fiscal 2011 included professional service and consulting costs of approximately $0.7 million.  The year over year decrease in SG&A expenses as a percentage of revenues, approximately 0.5%, reflects the benefit of increased leverage of our cost base resulting from higher sales volumes.

Products and Systems Segment

Selected financial information for the Products and Systems segment was as follows for fiscal 2012, 2011 and 2010:

	For the years ended May 31,
	2012	2011	2010
	($ in thousands)
Products and Systems segment
Revenues	$40,083	$26,105	$18,875
Cost of revenues	20,860	12,238	8,290
Depreciation	645	628	670
Gross profit	$18,578	$13,239	$9,915
Gross profit as a % of segment revenue	46%	51%	53%

Income from operations	$8,742	$5,123	$2,572
Income from operations as % of segment revenue	22%	20%	14%

Total depreciation and amortization	$1,831	$1,083	$887

Revenues.  The Products and Systems segment also experienced growth in revenues over the last three years. Revenues were $40.1 million, $26.1 million and $18.9 million for fiscal 2012, 2011 and 2010, respectively, representing segment revenue growth of approximately 54%, 38%, and 9%, respectively. Our Products and Systems revenue increase of $14.0 million in fiscal 2012 compared to fiscal 2011 resulted primarily from two acquisitions, one completed in fiscal 2012 and one completed in fiscal 2011. Revenues from these recent acquisitions accounted for $9.3 million, or 66%, of the increase. Revenues also increased by an aggregate of $2.8 million in our Acoustic Emission, NDT and REACT product lines.  The largest customer for this segment is our International segment, which distributes these products primarily to our European, and Asian and North African markets, or, to a lesser extent, uses the products in its field testing and engineering services. Other larger target markets contributing to the increase in revenues were aerospace and defense and power generation, representing approximately 26% of the increase in segment revenues compared to fiscal 2011.

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

Gross Profit. Our Products and Systems segment gross profit increased $5.3 million, or 40%, in fiscal 2012 compared to fiscal 2011.  As a percentage of segment revenues, our gross profit was approximately 46% and 51% in fiscal 2012 and 2011, respectively.  Depreciation expense used in determining gross profit for each of the fiscal years 2012 and 2011 was $0.6 million, or 2% of segment revenues. The gross margin percentage decrease of 500 basis points in fiscal 2012 is attributable to a change in the mix of revenues during fiscal 2012.  The gross profit in our Products and Systems segment can fluctuate depending on volume and product mix. For example, our ultrasonic NDT solutions require custom product engineering, large, expensive components and the use of subcontractors in the fabrication of large structures utilized to facilitate testing. The utilization of subcontractors and use of high cost parts in these systems often yield lower gross margins.

Our Products and Systems segment gross profit increased $3.3 million, or 34%, in fiscal 2011 compared to fiscal 2010.  As a percentage of segment revenues, our gross profit was approximately 51% and 53%, in fiscal 2011 and 2010, respectively. An  acquisition completed in fiscal 2011 contributed $2.2 million in gross profit for fiscal 2011.  Depreciation expense used in determining gross profit for fiscal 2011 and 2010 was $0.6 million, or 2% of segment revenues, and $0.7 million, or 4% of segment revenues, respectively. Overall, the gross margin percentage decreased by 2% in fiscal 2011 as a result of an increase to our provision for slow-moving inventory of approximately $0.7 million.

Income from Operations.  Our income from operations from our Products and Systems segment of $8.7 million for fiscal 2012 increased $3.6 million, or 71%, compared to fiscal 2011. As a percentage of Products and Systems segment revenues, our operating income increased to approximately 22% in fiscal 2012 compared to approximately 20% in fiscal 2011.  Our recent acquisitions contributed $3.3 million of income from operations in fiscal 2012.  Depreciation and amortization expense in determining segment income from operations was approximately $1.2 million, or 3% of revenues, and $0.5 million, or 2% of revenues, in fiscal 2012 and 2011, respectively.

Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations in fiscal 2012, 2011, and 2010 were $7.5 million, or 19% of segment revenues, $5.5 million, or 21% of segment revenues, and $4.9 million, or 26% of segment revenues, respectively. The largest increase in these costs can be attributed to our recent acquisitions, which accounted for $2.1 million and $0.4 million of SG&A expenses in fiscal 2012 and fiscal 2011, respectively. Our research and engineering expenses decreased 4% to $2.1 million in fiscal 2012 compared to $2.2 million in fiscal 2011. These costs represented approximately 5% and 8% of our Products and Systems segment revenues for fiscal 2012 and fiscal 2011, respectively.

Additionally, we adjusted the fair value of certain acquisition-related contingent consideration liabilities. For fiscal 2012, these adjustments resulted in a net increase to income from operations of the Product and Systems segment of approximately $1.1 million.  The fair value adjustments to acquisition-related contingent consideration liabilities have been classified as acquisition-related costs in the statement of operations for fiscal 2012. Acquisition-related costs for the fiscal 2011 acquisition activity were insignificant.

Our income from operations from our Products and Systems segment of $5.1 million for fiscal 2011 increased $2.6 million, or 99%, compared to fiscal 2010. As a percentage of Products and Systems segment revenues, our operating income increased to approximately 20% in fiscal 2011 compared to approximately 14% in fiscal 2010. The acquisition completed in fiscal 2011 contributed $1.5 million of income from operations in fiscal 2011.  Depreciation and amortization expense in determining segment income from operations was approximately $0.5 million, or 2% of revenues, and $0.2 million, or 1% of revenues, in fiscal 2011 and 2010, respectively.  Our research and engineering expenses decreased 8% to $2.2 million in fiscal 2011 compared to $2.3 million in fiscal 2010, primarily due to an adjustment to software capitalization in fiscal 2010 of $0.3 million.

International Segment

Selected financial information for our International segment was as follows for fiscal 2012, 2011 and 2010:

	For the years ended May 31,
	2012	2011	2010
	($ in thousands)
International segment
Revenues	$59,466	$36,798	$30,920
Cost of revenues	38,622	22,871	18,224
Depreciation and amortization	1,738	1,005	1,028
Gross profit	19,106	12,922	11,668
Gross profit as a % of segment revenue	32%	35%	38%

Income from operations	3,325	3,539	3,008
Income from operations as % of segment revenue	6%	10%	10%

Total depreciation and amortization	$2,342	$1,396	$1,308

Revenues.  Our International segment revenues increased $22.7 million, or 62%, to $59.5 million in fiscal 2012 compared to $36.8 million in fiscal 2011.  The increase is primarily attributable to acquisition growth of approximately 49% and organic growth of approximately 11%.  The fiscal 2012 revenue growth was primarily the result of seven acquisitions completed in fiscal 2012 as well as the addition of new contracts and increase in demand for our services and products with existing customers. Our largest target market in the International segment is oil and gas and represented approximately 32% and 47% of segment revenues in fiscal 2012 and 2011, respectively.

Our International segment contributed $5.9 million to our revenue growth for fiscal 2011 compared to fiscal 2010. The increase was primarily attributable to organic growth of approximately 11% and acquisition growth of approximately 8%. Revenues from customers in the oil and gas and chemicals markets comprised approximately 47% and 50% of our International segment revenues during fiscal 2011 and 2010, respectively. Other revenues were more widely distributed including infrastructure, industrial, manufacturing and other testing companies, research centers and universities.

Gross Profit.  Our segment gross profit for fiscal 2012 was $19.1 million, or 32% of segment revenues, an increase of $6.2 million when compared to fiscal 2011 which was $12.9 million, or 35% of segment revenues.  The decrease in gross profit margin relates to the addition of seven acquisitions during the year as these acquisitions primarily provide lower margin, traditional NDT services.  Additionally, the service offerings in our International segment are increasing faster than our product sales, which also lower our gross profit margin.  Gross profit as a percent of revenues of our existing subsidiaries was 35% for fiscal 2012.

Our segment gross profit for fiscal 2011 was $12.9 million, or 35% of segment revenues, an increase of $1.3 million when compared to fiscal 2010 which was $11.7 million, or 38% of segment revenues.  The decrease in gross profit margin was a result of fewer overall acoustic emission product sales, which have a higher margin profile, an increase in more traditional NDT services, which carry lower margins, and an increase in reimbursable expenses, for which we receive only modest margins.

Income from Operations.  Our income from operations from our International segment of $3.3 million for fiscal 2012 decreased $0.2 million, or 6%, compared to fiscal 2011.  As a percentage of segment revenues, our income from operations decreased from 10% in fiscal 2011 to 6% in fiscal 2012. Depreciation and amortization expense in determining segment income from operations was $0.6 million and $0.4 million, or approximately 1% of revenues, in fiscal 2012 and 2011, respectively.

Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations in fiscal 2012 and 2011 were $14.6 million and $8.9 million, respectively or approximately 24% of segment revenues each year. The largest increase in these costs can be attributed to our recent acquisitions, which accounted for $3.4 million of fiscal 2012 SG&A expenses.  Other increases in SG&A, excluding acquisitions, include foreign currency transaction losses of $0.9 million and higher compensation and benefit expenses of $1.6 million attributed to normal salary increases and additional staff to support our growth.

Acquisition-related expenses incurred in fiscal 2012 were $0.6 million, or 1% of segment revenues.  During fiscal 2012, the International segment incurred acquisition-related costs of $0.4 million in connection with due diligence, professional fees, and other expenses for its fiscal 2012 acquisition activity. Additionally, we adjusted the fair value of certain acquisition-related contingent consideration liabilities, resulting in a decrease to income from operations of $0.2 million. Acquisition-related costs for the fiscal 2011 acquisition activity were insignificant.

Our income from operations from our International segment of $3.5 million for fiscal 2011 increased $0.5 million, or 18%, compared to fiscal 2010.  As a percentage of segment revenues, our income from operations remained at 10% from fiscal 2010 to fiscal 2011. Depreciation and amortization expense in determining segment income from operations was $0.4 million and $0.3 million, or approximately 1% of revenues, in fiscal 2011 and 2010, respectively.  Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations in fiscal 2011 and 2010 were $8.9 million, or 24% of segment revenues, and $8.3 million, or 27% of segment revenues, respectively. The largest increase in these costs can be attributed to our fiscal 2011 acquisition, which accounted for $0.4 million of fiscal 2011 SG&A expenses.  Foreign currency transaction gains included in income from operations were $0.5 million and $0.4 million for fiscal 2011 and 2010, respectively.

Corporate and Eliminations

The elimination in revenues and cost of revenues primarily relates to the elimination in consolidation of revenues from sales of our Products and Systems segment to the International and Services segments. The other major item in the Corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing, acquisition transactional costs, stock compensation expense and certain other costs. As a percentage of our total revenues, these costs have generally remained constant over the last three fiscal years, consisting of 3% of total revenues for each of the fiscal years ended 2012, 2011 and 2010, respectively. The increase in operating expenses in fiscal 2012 and 2011 primarily related to higher compensation and additional staff and other general increases in expense at our corporate offices.

Liquidity and Capital Resources

Overview

We have funded our operations through cash provided from operations, bank borrowings, stock offerings and capital lease financing transactions. We have used these proceeds to fund our operations, develop our technology, expand our sales and marketing efforts to new markets and acquire small companies or assets, primarily to add certified technicians and enhance our capabilities and geographic reach. In October 2009, we raised approximately $74.0 million in net proceeds through our IPO, which we subsequently used to repay our bank borrowings under our credit facility and to increase our cash and cash equivalents. In May 2011, we raised approximately $14.7 million in net proceeds through a secondary offering of our common stock, which we used to repay our bank borrowings and fund working capital.  We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, and our available borrowings under our credit agreement will be sufficient to meet our anticipated cash needs over the next 12 months.

Cash Flows Table

The following table summarizes our cash flows for fiscal 2012, 2011 and 2010:

Fiscal year	2012	2011	2010
($ in thousands)
Net cash provided by (used in):
Operating Activities	$31,402	$25,254	$18,987
Investing Activities	(37,512)	(36,478)	(16,534)
Financing Activities	2,009	5,344	8,083
Effect of exchange rate changes on cash	1,632	722	(167)
Net change in cash and cash equivalents	$(2,469)	$(5,158)	$10,369

Cash Flows from Operating Activities

Cash provided by our operating activities in fiscal 2012 was $31.4 million, an increase of $6.1 million over the prior fiscal year.  Positive operating cash flow was primarily attributable to higher net income excluding depreciation, amortization and other non-cash items of $46.8 million offset by $15.4 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in our trade accounts receivable.

Cash provided by our operating activities in fiscal 2011 was $25.3 million, an increase of $6.3 million over the prior fiscal year.  Positive operating cash flow was primarily attributable to higher net income excluding depreciation, amortization and other non-cash items of $40.4 million offset by $15.1 million used to fund an increase in our working capital during fiscal 2011, which primarily related to an increase in our trade accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2012 was $37.5 million, an increase of $1.0 million from fiscal 2011.  Cash used in investing activities included the completion of eleven acquisition for an aggregate of $29.2 million, net of cash acquired. Cash purchases of property, plant and equipment were $9.6 million and were primarily related to equipment used by our technicians.

Cash used in investing activities for fiscal 2011 was $36.5 million, an increase of $20.0 million from fiscal 2010.  Cash used in investing activities included the completion of five acquisitions for cash payments aggregating $26.2 million. Cash purchases of property, plant and equipment were $10.1 million and included $4.5 million to fund a land purchase and construction costs for a new operations and training facility in Houston, Texas.

Cash Flows from Financing Activities

Net cash provided by financing activities in fiscal 2012 was $2.0 million, a decrease of $3.3 million from fiscal 2011. Net cash provided by financing activities related primarily to net borrowings under our revolving credit facilities of $21.2 million and proceeds of $2.5 million received from the exercise of stock options, offset by repayments of our capital lease obligations, long-term debt, and other short-term borrowings of $7.0 million, $12.3 million, $1.9 million, respectively.

Net cash provided by financing activities in fiscal 2011 was $5.3 million, a decrease of $2.7 million from fiscal 2010. In May 2011, we completed a secondary offering of 3,754,061 shares of our common stock at a price of $16.00 share.  We sold 989,660 shares and 2,764,401 shares were sold by a selling stockholder. We received net proceeds of approximately $14.7 million from the offering. For fiscal 2011, net cash provided by financing activities primarily consisted of net proceeds from the secondary stock offering of approximately $14.7 million, and net borrowings under our credit facility of $3.9 million. These proceeds were offset by repayments of $13.4 million related to our capital lease obligations and other long-term debt.

Effect of Exchange Rate on Changes in Cash

For fiscal 2012, 2011 and 2010, exchange rate changes increased (decreased) our cash by $1.6 million, $0.7 million and ($0.2) million, respectively.

Cash Balance and Credit Facility Borrowings

As of May 31, 2012, we had cash and cash equivalents totaling $8.4 million and available borrowing capacity of $98.0 million under our current revolving credit facility. There were outstanding borrowings of $25.0 million and a total of $2.0 million of outstanding letters of credit under the existing revolving credit facility.  We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate margin less a margin of 1.25% to 0.25%, at our option, or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

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

As of May 31, 2012, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our new credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations and cash borrowed under our revolving credit facility.  Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our revolving credit facility. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also seek to obtain capital through the issuance of debt or equity securities, or a combination of both. As of August 1, 2012, there were outstanding borrowings of approximately $10.0 million and approximately $3.0 million of outstanding letters of credit under our revolving credit facility.

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 3% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for fiscal 2012, 2011 and 2010 were approximately 2%, 3% and 1% of revenues, respectively.

Our future acquisitions may also require capital. We completed eleven acquisitions in fiscal 2012, with an initial cash outlay of $30.4 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

The following table summarizes our outstanding contractual obligations as of May 31, 2012:

($ in thousands)	Total	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018
Long-term debt (1)	$40,229	$5,971	$3,663	$3,034	$2,093	$25,081	$387
Capital lease obligations (2)	20,733	7,017	6,071	4,140	2,470	811	224
Operating lease obligations	11,564	3,493	2,437	1,725	1,035	587	2,287
Contingent consideration obligations	17,982	6,725	3,846	6,711	700	—	—
Total	$90,508	$23,206	$16,017	$15,610	$6,298	$26,479	$2,898

(1)                                  Long-term debt consists primarily of seller notes payable in connection with our acquisitions and includes the current portion outstanding.

(2)                                  Includes estimated cash interest to be paid over the remaining terms of the leases.

Off-Balance Sheet Arrangements

During fiscal 2012, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Our more significant estimates include: the valuation of goodwill, intangible assets and acquisition-related contingent consideration liabilities; the impairment of long-lived assets, allowances for doubtful accounts, reserves for inventory obsolescence, and reserves for self-insured workers compensation and health benefits.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report.

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

Revenue Recognition

Revenue recognition policies for the various sources of revenues are as follows:

Services

We predominantly derive revenues by providing services on a time and material basis and recognizes revenues when services are rendered. At the end of any reporting period, there may be earned but unbilled revenues that are accrued. Payments received in advance of revenue recognition are reflected as deferred revenues.

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

Products

Revenues from product sales are recognized when risk of loss and title passes to the customer.  Exceptions to this accounting treatment arise when products are sold as part of a multiple-element arrangement (described below) or those situations where specialized installation or customer acceptance is required, in which case revenue is recognized when installation, services and or acceptance occurs. Payments received in advance of revenue recognition are reflected as deferred revenues.

Percentage of Completion

A portion of our revenues are generated from engineering and manufacturing of custom products under long-term contracts that may last from several months to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting revenues are recognized as work is performed. The percentage of completion at any point in time is based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. The percentage of completion is then applied to the total contract revenue to determine the amount of revenue to be recognized in the period. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct materials, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Multiple-Element Arrangements

We occasionally enter into transactions that may contain multiple elements of products, services, software, or percentage of completion deliverables. Under current Financial Accounting Standards Board (FASB) guidance, we utilize vendor-specific objective evidence to determine whether the multiple elements can be separated into more than one unit of accounting. A multiple-element arrangement is separated into more than one unit of accounting if: (1) the delivered item has value on a standalone basis; and (2) there is objective and reliable evidence of the fair value of the undelivered items, if the delivery or performance of the undelivered items is probable and in our control.

If these criteria are not met, then revenues are deferred until such criteria are met or until the period(s) over which the last undelivered element is delivered. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative fair value. Effective June 1, 2011, we adopted updated guidance from the FASB that requires the allocation of revenue in multiple-element arrangements to separate units of accounting based on an element’s estimated selling price if vendor-specific or other first party evidence is not available; see “Recent Accounting Pronouncements”.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. For purposes of our goodwill impairment testing, we have identified our reporting units as our operating segments. All of our segments have goodwill. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At May 31, 2012, the carrying amount of our goodwill totaled $96.8 million. As discussed further in note 2, we early adopted the FASB Accounting Standards Update (ASU) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For fiscal 2012, our qualitative assessment concluded that it was not more likely than not that the fair value of any the reporting units is less than its respective carrying amount and, therefore, the two-step goodwill impairment test was not required.

Intangible assets are recorded at cost, with finite lives and are amortized on a straight-line basis over their estimated useful lives. We review intangible assets subject to amortization periodically to determine if any adverse condition exists or change in circumstances has occurred that would indicate impairment or change in useful life. If impairment exists, and it is determined that there is no partial recoverability, an impairment charge is recorded.

Impairment of Long-Lived Assets

We perform a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. We had $63.5 million and $49.2 million in net property, plant and equipment as of May 31, 2012 and 2011, respectively, and did not record any impairment charges in the two fiscal years ended on those dates.

Long-lived assets, net outside of the U.S. totaled $64.0 million and $13.2 million as of May 31, 2012 and 2011, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. This process requires that we assess temporary differences between the book and tax basis of assets resulting from differing treatment between book and tax of certain items, such as depreciation. Deferred income tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of the deferred income tax assets will not be realized. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current and preceding years, as well as all currently available information about future years, including our anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies. As of May 31, 2012 and 2011, we had net deferred income tax benefit of $0.4 million and net deferred income tax expense of $1.8 million, respectively.  With the exception of certain state and foreign deferred tax assets, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of the net deferred tax assets. We currently do not believe there are other outcomes that are reasonably likely to occur with regard to income taxes that would have a material impact on our fiscal 2012 and 2011 financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which requires companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. Effective June 1, 2011, we adopted, on a prospective basis, the provisions of this updated accounting standard related to revenue recognition associated with contractual arrangements involving multiple elements. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. Effective June 1, 2011, we adopted, on a prospective basis, the provisions of this updated accounting standard related to milestones. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or our option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to early adopt this guidance in fiscal 2012. The adoption of this pronouncement did not have a material impact on our financial condition or results of operations.

ITEM 7A.               Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $8.4 million at May 31, 2012. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S.  Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. An unfavorable 10% change in the average U.S.  Dollar exchange rates for fiscal 2012 would cause a change in consolidated operating income of approximately $0.5 million and a favorable 10% change would cause a change of approximately $0.6 million. We may consider entering into hedging or forward exchange contracts in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mistras Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Mistras Group, Inc. and its subsidiaries at May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits, which were integrated audits in 2012 and 2011.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

August 14, 2012

Consolidated financial statements

Mistras Group, Inc. and Subsidiaries

Consolidated Balance Sheets

May 31, 2012 and 2011

(in thousands, except share and per share data)

	May 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$8,410	$10,879
Accounts receivable, net	104,515	78,031
Inventories, net	12,492	9,830
Deferred income taxes	1,885	1,278
Prepaid expenses and other current assets	6,321	6,761
Total current assets	133,623	106,779
Property, plant and equipment, net	63,527	49,168
Intangible assets, net	34,469	27,304
Goodwill	96,819	64,146
Other assets	1,378	1,240
Total assets	$329,816	$248,637

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,971	$7,226
Current portion of capital lease obligations	5,951	5,853
Accounts payable	11,944	6,656
Accrued expenses and other current liabilities	39,334	28,028
Income taxes payable	1,119	2,825
Total current liabilities	64,319	50,588
Long-term debt, net of current portion	34,258	14,625
Obligations under capital leases, net of current portion	13,094	9,623
Deferred income taxes	4,901	2,863
Other long-term liabilities	19,996	3,452
Total liabilities	136,568	81,151

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,025,507 and 27,667,122 shares issued and outstanding as of May 31, 2012 and May 31, 2011, respectively	280	277
Additional paid-in capital	188,443	180,594
Retained earnings (accumulated deficit)	7,336	(14,017)
Accumulated other comprehensive (loss) income	(3,047)	303
Total Mistras Group, Inc. stockholders’ equity	193,012	167,157
Noncontrolling interest	236	329
Total equity	193,248	167,486
Total liabilities, preferred stock and equity	$329,816	$248,637

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended May 31, 2012, 2011 and 2010

(in thousands, except per share data)

	For the year ended May 31,
	2012	2011	2010
Revenues:
Services	$394,035	$308,702	$248,672
Products	42,840	29,887	23,456
Total revenues	436,875	338,589	272,128
Cost of revenues:
Cost of services	271,676	209,512	169,591
Cost of products sold	19,940	12,468	8,889
Depreciation related to services	14,929	12,576	9,840
Depreciation related to products	640	630	670
Total cost of revenues	307,185	235,186	188,990
Gross profit	129,690	103,403	83,138
Selling, general and administrative expenses	83,098	65,983	55,463
Research and engineering	2,059	2,150	2,402
Depreciation and amortization	6,455	5,386	4,673
Acquisition-related costs	1,309	—	—
Legal reserve	—	273	(297)
Income from operations	36,769	29,611	20,897
Other expenses
Interest expense	3,803	2,773	3,531
(Gain) loss on extinguishment of long-term debt	(671)	—	387
Income before provision for income taxes	33,637	26,838	16,979
Provision for income taxes	12,291	10,502	6,527
Net income	21,346	16,336	10,452
Net loss (income) attributable to noncontrolling interests, net of taxes	7	95	(23)
Net income attributable to Mistras Group, Inc.	21,353	16,431	10,429
Accretion of preferred stock	—	—	6,499
Net income attributable to common shareholders	$21,353	$16,431	$16,928
Earnings per common share:
Basic	$0.77	$0.61	$0.78
Diluted	$0.74	$0.61	$0.43
Weighted average common shares outstanding:
Basic	27,839	26,724	21,744
Diluted	28,685	26,933	24,430

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (deficit)

Years ended May 31, 2012, 2011 and 2010

(in thousands)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total Mistras Group, Inc. Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Balance at May 31, 2009	13,000	130	917	(47,376)	(1,583)	(47,912)	245	(47,667)

Net income	—	—	—	10,429	—	10,429	23	10,452
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(4)	(4)	—	(4)
Comprehensive Income						10,425	23	10,448
Accretion of preferred stock	—	—	—	6,499	—	6,499	—	6,499
Issuance of common stock upon conversion of class A & B preferred stock	6,759	68	84,416	—	—	84,484	—	84,484
Issuance of common stock from initial public offering, net	6,700	67	73,950	—	—	74,017	—	74,017
Stock compensation	—	—	2,695	—	—	2,695	—	2,695
Exercise of stock options	204	2	76	—	—	78	—	78
Balance at May 31, 2010	26,663	$267	$162,054	$(30,448)	$(1,587)	$130,286	$268	$130,554

Net income	—	—	—	16,431	—	16,431	(95)	16,336
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	1,890	1,890	15	1,905
Comprehensive Income						18,321	(80)	18,241
Issuance of common stock from secondary offering, net	990	10	14,672	—	—	14,682	—	14,682
Stock compensation	3	—	3,751	—	—	3,751	—	3,751
Excess tax benefit from stock compensation	—	—	22	—	—	22	—	22
Exercise of stock options	11	—	95	—	—	95	—	95
Noncontrolling interest in subsidiary	—	—	—	—	—	—	141	141
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	21,353	—	21,353	(7)	21,346
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	—	—	(3,350)	(3,350)	(11)	(3,361)
Comprehensive Income						18,003	(18)	17,985
Stock compensation	16	—	5,097	—	—	5,097	—	5,097
Net settlement on vesting of restricted stock units	36	—	(283)	—		(283)	—	(283)
Excess tax benefit from stock compensation	—	—	554	—	—	554	—	554
Exercise of stock options	307	3	2,481	—	—	2,484	—	2,484
Noncontrolling interest in subsidiary	—	—	—	—	—	—	(75)	(75)
Balance at May 31, 2012	28,026	$280	$188,443	$7,336	$(3,047)	$193,012	$236	$193,248

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Fiscal Years Ended May 31, 2012, 2011 and 2010

(in thousands)

	For the year ended May 31,
	2012	2011	2010

Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$21,353	$16,431	$10,429
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,024	18,592	15,183
Deferred income taxes	(984)	1,779	907
Provision for doubtful accounts	479	253	532
Loss on extinguishment of long-term debt	(671)	—	387
(Gain) loss on sale of assets	(90)	21	196
Amortization of deferred financing costs	147	169	206
Stock compensation expense	5,097	3,751	2,695
Interest rate swap	—	(210)	(506)
Noncontrolling interest	(7)	(95)	23
Foreign currency loss (gain)	(508)	(335)	(1,284)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(18,030)	(22,664)	(15,213)
Inventories	(1,708)	(77)	(116)
Prepaid expenses and other current assets	(1,503)	—	(682)
Other assets	(8)	47	1,259
Accounts payable	3,149	1,904	1,806
Income taxes payable	(3,036)	(515)	3,748
Accrued expenses and other liabilities	5,698	6,203	(583)
Net cash provided by operating activities	31,402	25,254	18,987
Cash flows from investing activities
Purchase of property, plant and equipment	(9,592)	(10,075)	(1,947)
Purchase of intangible assets	(813)	(520)	(36)
Acquisition of businesses, net of cash acquired	(29,216)	(26,195)	(14,699)
Proceeds from sale of equipment	2,109	312	148
Net cash used in investing activities	(37,512)	(36,478)	(16,534)
Cash flows from financing activities
Repayment of capital lease obligations	(6,984)	(6,230)	(6,071)
Repayment of long-term debt	(12,346)	(7,141)	(68,942)
Net (repayments) borrowings from former revolver	(3,850)	3,850	(15,505)
Net borrowings from current revolver	25,000	—	—
Proceeds from borrowings of long-term debt	—	—	25,000
Net (repayments) proceeds from other short-term borrowings	(1,868)	45	—
Payment of financing costs	(623)	—	(484)
Proceeds from capital contribution from noncontrolling interests	—	21	—
Acquisition of noncontrolling interest in subsidiary	(75)	—	—
Net proceeds from issuance of common stock	—	14,682	74,007
Taxes paid related to net share settlement of equity awards	(283)	—	—
Excess tax benefit from stock compensation	554	22	—
Proceeds from the exercise of stock options	2,484	95	78
Net cash provided by financing activities	2,009	5,344	8,083
Effect of exchange rate changes on cash and cash equivalents	1,632	722	(167)
Net change in cash and cash equivalents	(2,469)	(5,158)	10,369
Cash and cash equivalents
Beginning of period	10,879	16,037	5,668
End of period	$8,410	$10,879	$16,037
Supplemental disclosure of cash paid
Interest	$2,749	$2,783	$3,943
Income taxes	$14,871	$9,257	$2,306
Noncash investing and financing
Equipment acquired through capital lease obligations	$9,504	$6,403	$5,986
Issuance of notes payable and other debt obligations primarily related to acquisitions	$3,340	$10,407	$5,739

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

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the companies in the International segment, which end on April 30. The effect of this difference in timing of reporting foreign operations on the consolidated results of operations and consolidated financial position is not significant.  Reference to a fiscal year or a year, such as fiscal 2012, means the fiscal year ended May 31, 2012.

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

2.  Summary of Significant Accounting Policies

Revenue Recognition

Revenue recognition policies for the various sources of revenues are as follows:

Services

The Company predominantly derives revenues by providing its services on a time and material basis and recognizes revenues when services are rendered. At the end of any reporting period, there may be earned but unbilled revenues that are accrued. The Company had $8.9 million and $2.9 million of unbilled revenues accrued for fiscal 2012 and 2011, respectively. Payments received in advance of services being rendered are reflected as deferred revenues, which are subsequently recognized as services rendered.

Software

Revenues from the sale of perpetual licenses are recognized upon the delivery and acceptance of the software. Revenues from term licenses are recognized ratably over the period of the license. Revenues from maintenance, unspecified upgrades and technical support are recognized ratably over the period such items are delivered. For multiple-element arrangement software contracts that include non-software elements, and where the software is essential to the functionality of the non-software elements (collectively referred to as software multiple-element arrangements), the Company applies the multiple element accounting principles as described below.

Products

Revenues from product sales are recognized when risk of loss and title passes to the customer. The exceptions to this accounting treatment would be for multiple-element arrangements (described below) or those situations where specialized installation or customer acceptance is required. Payments received in advance of revenue recognition are reflected as deferred revenues.

Percentage of Completion

A portion of the Company’s revenues are generated from engineering and manufacturing of custom products under long-term contracts that may last from several months to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting revenues are recognized as work is performed. The percentage of completion at any point in time is based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. The percentage of completion is then applied to the total contract revenue to determine the amount of revenue to be recognized in the period. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct materials, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of the Company’s engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in project performance and the recoverability of any claims. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. For purposes of the Company’s goodwill impairment testing, the Company has identified the reporting units as operating segments.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value. At May 31, 2012, the carrying amount of goodwill totaled $96.8 million. As discussed further below, the Company early adopted the FASB Accounting Standards Update (ASU) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. For fiscal 2012, the Company’s qualitative assessment indicates that it was not more likely than not that the fair value of each reporting unit is less than its carrying amount and, therefore, the two-step goodwill impairment test was not required.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $1.1 million, $0.8 million and $0.8 million for fiscal 2012, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company includes disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that fair value. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other financial current assets and liabilities approximate fair value based on the short-term nature of the items. The carrying value of the Company’s long-term debt approximates fair value since it amended its credit agreement on December 21, 2011, bringing the Company’s interest rate to current market rates. The fair value of the Company’s notes payable and capital lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt. The Company’s contingent consideration liabilities related to its acquisitions are recorded at fair value using Level 3 fair value measurements (significant unobservable inputs). The fair value of these liabilities is determined using probability-weighted assessments of the likelihood of achievement for each respective acquisition agreement. These assessments are reviewed and adjusted, as necessary, on a quarterly basis.

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

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the Company’s or its subsidiary’s functional currency are included in net income and were approximately ($0.5) million, ($0.3) million and ($1.3) million in fiscal 2012, 2011 and 2010, respectively.

Derivative Financial Instruments

The Company recognizes its derivatives as either assets or liabilities, measures those instruments at fair value and recognizes the changes in fair value of the derivative in net income or other comprehensive income, as appropriate. In the past, the Company has hedged a portion of the variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company does not apply hedge accounting to its interest rate swap contracts. Changes in the fair value of these instruments are reported as a component of interest expense. As of May 31, 2012 and 2011, the Company had no outstanding interest rate swap contracts.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At times, cash deposits may exceed the limits insured by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk or risk of nonperformance of financial institutions.

The Company sells its services and products primarily to large companies, extends reasonably short duration payment terms, performs credit evaluations and does not require collateral. The Company maintains reserves for potential credit losses.

The Company has one customer, BP p.l.c. (BP), which accounted for 16%, 18% and 18% of revenues for fiscal 2012, 2011 and 2010, respectively.  Accounts receivable from this customer was approximately 9% and 15% of total accounts receivable, net, at May 31, 2012 and 2011, respectively. The relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  The Company conducts business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

Self-Insurance

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

The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the years ended May 31,
	2012	2011	2010

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	37%	44%	44%
Risk-free interest rate	1.1%	2.6%	1.9%-3.0%
Expected term (years)	6.3	6.3	4.0-6.3

The fair value of the Company’s stock awards, including restricted stock units, is determined using the closing market price of the Company’s common stock on the date of grant.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of a deferred income tax asset will not be realized.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to early adopt this guidance in fiscal 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

3.  Earnings per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the sum of (1) the weighted average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. For fiscal 2010, the amount of net income (numerator) used in the computation of diluted earnings per share did not include preferred stock accretion as such accretion provided an anti-dilutive effect.  With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects: (i) only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings per share:

	For the year ended May 31,
	2012	2011	2010

Basic earnings per share
Numerator:
Net income attributable to common shareholders	$21,353	$16,431	$16,928
Denominator
Weighted average common shares outstanding	27,839	26,724	21,744
Basic earnings per share	$0.77	$0.61	$0.78

Diluted earnings per share:
Numerator:
Net income attributable to common shareholders	$21,353	$16,431	$10,429
Denominator
Weighted average common shares outstanding	27,839	26,724	21,744
Dilutive effect of stock options outstanding	737	173	298
Dilutive effect of restricted stock units outstanding	109	36	—
Dilutive effect of conversion of preferred shares		—	2,388
	28,685	26,933	24,430
Diluted earnings per share	$0.74	$0.61	$0.43

The following common shares and equivalents related to options outstanding under the Company’s stock option plans were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive:

	For the year ended May 31,
	2012	2011	2010

Common stock equivalents attributable to stock options outstanding	5	2,154	2,252
Total shares	5	2,154	2,252

4.  Accounts Receivable, net

Accounts receivable consist of the following:

	May 31,
	2012	2011

Trade accounts receivable	$106,821	$79,800
Allowance for doubtful accounts	(2,306)	(1,769)
Accounts receivable, net	$104,515	$78,031

5.  Inventories, net

Inventories consist of the following:

	May 31,
	2012	2011

Raw materials	$3,054	$2,832
Work in process	2,232	1,531
Finished goods	4,287	3,623
Supplies	2,919	1,844
Inventory, net	$12,492	$9,830

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.2 million and $1.0 million at May 31, 2012 and 2011, respectively.

6.  Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life	May 31,
	(Years)	2012	2011

Land		$1,892	$2,210
Building and improvements	30-40	16,950	14,779
Office furniture and equipment	5-8	6,760	5,006
Machinery and equipment	5-7	105,096	80,587
		130,698	102,582
Accumulated depreciation and amortization		(67,171)	(53,414)
Property, plant and equipment, net		$63,527	$49,168

Depreciation expense was approximately $16.4 million, $13.5 million and $10.9 million for the years ended May 31, 2012, 2011 and 2010, respectively.

7.  Goodwill

The changes in the carrying amount of goodwill are as follows:

	May 31,
	2012	2011

Balance at June 1,	$64,146	$44,315
Goodwill acquired during the year	34,857	19,435
Foreign currency translation	(2,184)	396

Balance at May 31,	$96,819	$64,146

8.  Acquisitions

The Company completed the acquisition of eleven companies during fiscal 2012. These acquisitions were for asset protection companies specializing in advanced ultrasonic inspection, NDT services and inspection, ultrasonic testing (UT) and acoustic emission (AE) products and systems, and in-house component inspection.  These companies were acquired to complement the service and product offerings within the Services, Products and Systems, and International segments. Three of the acquired companies were asset purchases that met the definition of “acquisitions of businesses” under the provision of FASB Accounting Standards Codification (ASC) 805-10-20. In the remaining acquisitions, the Company acquired 100% of the common stock of the acquirees.  Seven of the acquired companies have been integrated into the International segment; three of the acquired companies have been integrated into the Services segment; and one of the acquired companies has been integrated into the Products and Systems segment. In addition to the cash and debt consideration related to the acquisitions completed in fiscal 2012, the Company accrued a liability of approximately $8.5 million as of May 31, 2012, which represents the estimated fair value of contingent consideration expected to be payable in the event that certain of the acquired companies achieve specific performance metrics over the next four years of operations. The total potential contingent consideration for acquisitions completed in fiscal 2012 ranges from zero to $9.9 million as of May 31, 2012.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of May 31, 2012 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the intangible assets of six acquisitions completed in fiscal 2012. These valuations and purchase price allocations are expected to be finalized prior to the end of the Company’s first quarter of fiscal 2013. The results of operations of each of the acquisitions completed in fiscal 2012 are included in each respective operating segment’s results of operations from the date of acquisition. The Company’s allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	2012	2011

Number of entities	11	5

Cash paid	$30,453	$26,195
Subordinated notes issued	3,348	10,387
Contingent consideration	10,625	4,649

Purchase price	$44,426	$41,231

Current (liabilities) assets acquired	(5,773)	924
Debt and other long-term liabilities	(9,106)	(1,120)
Property, plant and equipment	14,260	6,365
Deferred tax (liability) asset	(1,746)	80
Intangibles	11,934	15,664
Goodwill	34,857	19,435
Less: noncontrolling interest	—	(117)
Net assets acquired	$44,426	$41,231

The amortization period for intangible assets acquired in fiscal 2012 ranges from two to twelve years. The Company recorded approximately $34.9 million of goodwill in connection with its fiscal 2012 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. For acquisitions completed prior to fiscal 2012, substantially all of the goodwill recognized is expected to be deductible for tax purposes.  However, a significant portion of the goodwill recorded in fiscal 2012 relates to the acquisition of the common stock of the acquiree, which is generally not deductible for tax purposes.

Revenue included in the consolidated statement of operations for fiscal 2012 from these acquisitions for the period subsequent to the closing of each transaction was approximately $28.4 million. Income from operations included in the consolidated statement of operations for fiscal 2012 from these acquisitions for the period subsequent to the closing of each transaction was approximately $0.7 million.

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

	For the years ended May 31,
	2012	2011
Revenues	$502,581	$398,128

Income from operations	$33,244	$28,431

During fiscal 2012, the Company incurred acquisition-related costs of $1.8 million in connection with due diligence, professional fees, and other expenses for its fiscal 2012 acquisition activity.  Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the year ended May 31, 2012, these adjustments resulted in a net decrease of approximately $0.5 million to the Company’s acquisition-related contingent consideration liabilities, which were approximately $13.1 million as of May 31, 2012 and recorded on the balance sheet in accrued expenses and other liabilities and other long-term liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $0.5 million for the year ended May 31, 2012. Both the fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related expenses have been classified as acquisition-related costs in the statement of operations for fiscal 2012. Acquisition-related costs for the Company’s fiscal 2011 and 2010 acquisition activity were insignificant.

9.  Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		May 31,
		2012			2011
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying	Gross Amount	Accumulated Amortization	Net Carrying

Software	3-15	$13,177	$(6,691)	$6,486	$12,425	$(6,207)	$6,218
Customer relationships	5-7	45,050	(21,642)	23,408	36,305	(17,609)	18,696
Covenants not to compete	2-5	7,969	(7,167)	802	7,605	(6,754)	851
Other	2-5	6,177	(2,404)	3,773	3,782	(2,243)	1,539
Total		$72,373	$(37,904)	$34,469	$60,117	$(32,813)	$27,304

Amortization expense for the years ended May 31, 2012, 2011 and 2010 was approximately $5.6 million, $5.0 million and $4.2 million, respectively, including amortization of software for the years ended May 31, 2012, 2011 and 2010 of $0.3 million, $0.4 million and $0.5 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to May 31, 2012 related to the Company’s intangible assets is expected to be as follows:

2013	$7,092
2014	6,513
2015	5,920
2016	4,618
2017	3,173
Thereafter	7,153

Total	$34,469

10.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2012	2011

Accrued salaries, wages and related employee benefits	$17,195	$12,066
Contingent consideration	2,371	1,587
Accrued worker compensation and health benefits	3,678	6,471
Deferred revenues	5,390	2,039
Other accrued expenses	10,700	5,865
Total accrued expenses and other liabilities	$39,334	$28,028

11.  Long-Term Debt

Long-term debt consists of the following:

	May 31,
	2012	2011
Senior credit facility:
Revolver	$25,000	$3,850
Notes payable	12,532	15,808
Other	2,697	2,193
	40,229	21,851
Less: Current maturities	(5,971)	(7,226)
Long-term debt, net of current maturities	$34,258	$14,625

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016.  The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit.  In December 2011, outstanding borrowings under the former credit agreement were repaid in full using proceeds from the Credit Agreement. As of May 31, 2012, there were outstanding borrowings of $25.0 million and a total of $1.9 million of outstanding letters of credit under the current revolving credit facility.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.25%, at the option of the Company, or based upon the Company’s Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1.  Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

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

During the year ended May 31, 2012, the Company capitalized approximately $0.6 million of costs related to the new credit agreement and expensed approximately $0.1 million of deferred financing costs related to its former credit facility.  Also during the year, the Company recorded a $0.8 million gain related to the early extinguishment of debt assumed in an acquisition. The accelerated amounts expensed and gain on early extinguishment are classified as gain on extinguishment of long-term debt in the consolidated statement of operations.

Notes Payable and Other Debt

In connection with acquisitions through fiscal 2012, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted certain of these obligations to reflect a 3.5% to 10.0% market interest rate. Unamortized discount on the notes was approximately $0.1 million as of May 31, 2012 and 2011.  Amortization is recorded as interest expense in the consolidated statements of operations.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to May 31, 2012 are as follows:

2013	$5,971
2014	3,663
2015	3,034
2016	2,093
2017	25,081
Thereafter	387

Total	$40,229

12. Obligations under Capital Leases

The Company leases certain office space, including its headquarters, and service equipment under capital leases, requiring monthly payments ranging from $1 thousand to $72 thousand, including effective interest rates that range from approximately 1% to 9% expiring through May 2018. The net book value of assets under capital lease obligations was $5.9 million and $14.4 million at May 31, 2012 and 2011, respectively.

Scheduled future minimum lease payments subsequent to May 31, 2012 are as follows:

2013	$7,017
2014	6,071
2015	4,140
2016	2,470
2017	811
Thereafter	224
Total Minimum Lease Payments	20,733
Less: amount representing interest	(1,688)
Present value of minimum lease payments	19,045
Less: current portion of obligations under capital leases	(5,951)

Obligations under capital leases, net of current portion	$13,094

13.  Commitments and Contingencies

Operating Leases

The Company is party to various noncancelable lease agreements, primarily for its international and domestic office and lab space. Minimum future lease payments under noncancelable operating leases in each of the five years and thereafter subsequent to May 31, 2012 are as follows:

2013	$3,493
2014	2,437
2015	1,725
2016	1,035
2017	587
Thereafter	2,287

Total	$11,564

Total rent expense was $5.4 million, $4.2 million and $3.2 million for the years ended May 31, 2012, 2011 and 2010, respectively.

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

The Company was a defendant in two related purported class action lawsuits in California, based upon alleged violations of California labor and employment law: Quiroz v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. CV09-7146 PSG), filed in September 2009, and Ballard v. Mistras Group, Inc., et al, U.S. District Court, Central District of California (Case No. 2:10-cv-03186 (PSG)), filed in March 2010.  The settlement for these cases received final court approval in August 2011.  The Company incurred a $0.4 million charge during the year ended May 31, 2011 for these cases.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of May 31, 2012, total potential acquisition-related contingent consideration ranged from zero to $19.1 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 8 to these consolidated financial statements for further discussion of the Company’s acquisitions.

14.  Employee Benefit Plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after six months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was approximately $2.1 million, $1.9 million and $1.4 million for the years ended May 31, 2012, 2011 and 2010, respectively.

The Company participates with other employers in contributing to a union plan, which covers certain U.S. based union employees. The plan is not administered by the Company and contributions are determined in accordance with provisions of a collective bargaining agreement. The Company’s contributions to the plan were approximately $0.1 million in each of the years ended May 31, 2012, 2011 and 2010. The Company has benefit plans covering certain employees in selected foreign countries. Amounts charged to expense under these plans were not significant in any year.

15.  Income Taxes

Income before provision for income taxes is as follows:

	For the year ended May 31,
	2012	2011	2010

Income before provision for income taxes from:
U.S. operations	$27,951	$22,422	$14,557
Foreign operations	5,686	4,416	2,422

Earnings before income taxes	$33,637	$26,838	$16,979

The provision for income taxes consists of the following:

	For the year ended May 31,
	2012	2011	2010

Current
Federal	$8,792	$5,921	$3,797
States and local	1,762	1,589	1,044
Foreign	2,042	1,444	890
Reserve for uncertain tax positions	47	(231)	(112)
Total current	12,643	8,723	5,619
Deferred
Federal	216	2,036	883
States and local	105	(359)	453
Foreign	(359)	85	(230)
Total deferred	(38)	1,762	1,106
Net change in valuation allowance	(314)	17	(198)
Net deferred	(352)	1,779	908
Provision for income taxes	$12,291	$10,502	$6,527

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the year ended May 31,
	2012		2011		2010

Federal tax at statutory rate	$11,773	35.0%	$9,393	35.0%	$5,943	35.0%
State taxes, net of federal benefit	1,213	3.6%	799	2.9%	987	5.8%
Foreign tax at lower rates	(307)	(0.9)%	(16)	(0.1)%	(189)	(1.1)%
Permanent differences	(98)	(0.3)%	585	2.2%	255	1.5%
Other	24	0.0%	(276)	(1.0)%	(271)	(1.6)%
Change in valuation allowance	(314)	(0.9)%	17	0.1%	(198)	(1.2)%

Total provision for income taxes	$12,291	36.5%	$10,502	39.1%	$6,527	38.4%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	May 31,
	2012	2011

Deferred income tax assets
Allowance for doubtful accounts	$941	$560
Inventory	490	444
Intangible assets	5,144	4,919
Accrued expenses	2,670	782
Net operating loss carryforward	3,757	102
Capital lease obligation	587	797
Stock-based compensation	3,314	2,032
Other	65	193
Deferred income tax assets	16,968	9,829
Valuation allowance	(4,491)	(31)
Net deferred income tax assets	12,477	9,798
Deferred income tax liabilities
Property and equipment	(7,675)	(7,078)
Goodwill	(4,907)	(3,655)
Intangible assets	(2,607)	(226)
Other	(304)	(424)
Deferred income tax liabilities	(15,493)	(11,383)
Net deferred income taxes	$(3,016)	$(1,585)

At May 31, 2012, the Company has recorded a valuation allowance against certain state and foreign deferred income tax assets based on its assessment that the respective deferred income tax assets would not be realized.  As of May 31, 2012, the Company has available state net operating losses of approximately $1.0 million with expiration dates starting in fiscal 2015.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the year ended May 31,
	2012	2011	2010
Balance at June 1	375	$502	$558
Additions for tax positions related to the current fiscal year	24	31	—
Additions for tax positions related to prior years	44	54	111
Decreases for tax positions related to prior years	(22)	(119)	—
Current year acquisitions	561	—	—
Reductions related to the expiration of statutes of limitations	(11)	(93)	(167)
Balance at May 31	971	375	502

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets as of May 31, 2012, 2011 and 2010.  As of May 31, 2012, 2011 and 2010, there were approximately $1.2 million, $0.4 million, and $0.6 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate.  Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ending May 31, 2012, 2011 and 2010.  The Company does not anticipate material changes to its unrecognized tax benefits within the next year.

The Company has not recognized U.S. tax expense on its undistributed international earnings of approximately $4.3 million and $2.9 million for fiscal 2012 and 2011, respectively, since it intends to indefinitely reinvest these earnings outside the United States.  Any additional U.S. income taxes incurred would be reduced by available foreign tax credits. If the earnings of such foreign subsidiaries were not indefinitely reinvested, a deferred tax liability may have been required.

16.  Capitalization

Common Stock

In October 2009, the Company completed its initial public offering of 10,000,000 shares of common stock at a price of $12.50 per share. The Company sold 6,700,000 shares and received net proceeds of approximately $74.0 million from the offering. The Company used approximately $68.0 million of the net proceeds to repay the outstanding principal balance of the term loan ($25.0 million), outstanding balance of the revolver ($41.4 million) and accrued interest thereon ($0.1 million) in October 2009, as well as approximately $1.5 million to pay costs and expenses related to the offering. The remaining proceeds of approximately $6.0 million were used in connections with acquisitions the Company has made and for working capital purposes.

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

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,699,000 shares were available for future grants as of May 31, 2012. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of May 31, 2012, there was an aggregate of approximately 2,549,000 stock options outstanding and approximately 442,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

For the fiscal year ended May 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense related to stock option awards of approximately $3.2 million, $3.3 million and $2.7 million, respectively. As of May 31, 2012, there was approximately $3.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.2 years. Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended May 31, 2012, 2011 and 2010 were as follows:

	For the year ended May 31,
	2012	2011	2010

Cash proceeds from options exercised	$2,484	$95	$78
Aggregate intrinsic value of options exercised	4,439	97	2,167

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of May 31, 2012 is as follows (in thousands, except per share amounts):

	For the year ended May 31,
	2012		2011		2010
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price

Outstanding at beginning of year:	2,867	$12.27	2,925	$12.29	940	$6.81
Granted	5	$22.35	35	$10.03	2,219	$13.48
Exercised	(307)	$8.07	(11)	$8.35	(205)	$0.38
Expired or forfeited	(16)	$7.69	(82)	$12.77	(29)	$9.54
Outstanding at end of year:	2,549	$12.82	2,867	$12.27	2,925	$12.29

	For the year ended May 31,
	2012	2011	2010
Options exercisable at end of year	1,339	952	263
Weighted average grant date fair value (per share) of options granted during the period	$8.46	$4.47	$5.10

		For the year ended May 31, 2012
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$6.15-$13.08	439	6.5	$9.62	308	$9.29
$13.09-$22.35	2,110	7.3	$13.50	1,031	$13.46

	2,549			1,339

Aggregate Intrinsic Value	$24,765			$13,442

The Company also recognized approximately $1.9 million and $0.5 million in stock-based compensation expense related to restricted stock unit awards during the fiscal year ended May 31, 2012 and May 31, 2011, respectively. There was no such expense incurred in fiscal 2010. As of May 31, 2012, there were approximately $5.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.9 years.

In October 2011, the Company granted approximately 9,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.2 million, which was recorded as stock-based compensation expense during the year ended May 31, 2012.

During the year ended May 31, 2012, approximately 52,000 restricted stock units vested, the fair value of which was $0.5 million. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in fiscal 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 16,000 shares based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that otherwise would have been issued as a result of the vesting and did not represent an expense to the Company.

17.  Related Party Transactions

The Company leases its headquarters under a capital lease (Note 12) from a shareholder and officer of the Company requiring monthly payments through October 2014. Total rent payments made during fiscal 2012 was approximately $0.8 million.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer, requiring monthly payment through January 2016.  Total rent payments made during fiscal 2012 was approximately $0.2 million.

18.  Segment Disclosure

The Company’s three operating segments are:

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

•                  International. This segment offers services, products and systems similar to those of the Company’s other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

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

Selected financial information by segment for the periods shown was as follows:

	For the year ended May 31,
	2012	2011	2010

Revenues (1)
Services	$349,793	$283,139	$227,782
Products and Systems	40,083	26,105	18,875
International	59,466	36,798	30,920
Corporate and eliminations	(12,467)	(7,453)	(5,449)
	$436,875	$338,589	$272,128

(1)          Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations.  The Services segment had sales to other operating segments of $2.8 million, $1.4 million and $0.5 million for fiscal 2012, 2011 and 2010, respectively. The Products and Systems segment had sales to other operating segments of $9.1 million, $4.4 million and $4.4 million for fiscal 2012, 2011 and 2010, respectively. The International segment had sales to other operating segments of $0.9 million, $0.3 million and $0.6 million for fiscal 2012, 2011 and 2010, respectively.

	For the year ended May 31,
	2012	2011	2010

Gross profit
Services	$94,413	$77,883	$61,963
Products and Systems	18,578	13,239	9,915
International	19,106	12,922	11,668
Corporate and eliminations	(2,407)	(641)	(408)
	$129,690	$103,403	$83,138

Gross profit by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	For the year ended May 31,
	2012	2011	2010

Income from operations
Services	$40,069	$31,856	$22,614
Products and Systems	8,742	5,123	2,572
International	3,325	3,539	3,008
Corporate and eliminations	(15,367)	(10,907)	(7,297)
	$36,769	$29,611	$20,897

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	For the year ended May 31,
	2012	2011	2010

Depreciation and amortization
Services	$17,763	$15,979	$12,862
Products and Systems	1,831	1,083	887
International	2,342	1,396	1,308
Corporate and eliminations	88	134	126
	$22,024	$18,592	$15,183

	May 31,
	2012	2011

Intangible assets, net
Services	$17,180	$15,900
Products and Systems	10,095	10,250
International	6,390	771
Corporate and eliminations	804	383
	$34,469	$27,304

	May 31,
	2012	2011

Goodwill
Services	$58,746	$51,745
Products and Systems	13,592	10,557
International	24,481	1,844
	$96,819	$64,146

	May 31,
	2012	2011

Long-lived assets
Services	$120,846	$109,978
Products and Systems	24,242	23,235
International	47,825	6,504
Corporate and eliminations	1,902	901
	$194,815	$140,618

	May 31,
	2012	2011

Total assets
Services	$204,209	$188,693
Products and Systems	43,914	36,450
International	82,579	26,431
Corporate and eliminations	(886)	(2,937)
	$329,816	$248,637

Revenues by geographic area

Revenues by geographic area were as follows:

	For the year ended May 31,
	2012	2011	2010

Revenues
United States	$336,081	$277,585	$223,808
Other Americas	40,337	25,338	16,366
Europe	42,820	25,192	20,454
Asia-Pacific	17,637	10,474	11,500
	$436,875	$338,589	$272,128

No individual foreign country or region accounted for a material portion of the Company’s revenues for disclosure purposes. No individual foreign country or region, with the exception of the Company’s subsidiaries in Brazil, had a material amount of our long-lived assets. Long-lived assets in Brazil, including property, plant, and equipment, intangible assets, and goodwill, accounted for approximately $20.9 million, or 11%, of the Company’s long-lived assets as of May 31, 2012.  No individual foreign country’s revenues or long-lived assets were material for disclosure purposes as of May 31, 2011.

19. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2012 and 2011:

Fiscal quarter ended	May 31, 2012	February 29, 2012	November 30, 2011	August 31, 2011	May 31, 2011	February 28, 2011	November 30, 2010	August 31, 2010

Revenues	$127,090	$104,118	$114,220	$91,447	$102,129	$79,213	$88,837	$68,410
Cost of Revenues	85,252	70,574	75,263	60,527	66,422	53,156	57,734	44,668
Depreciation	4,367	3,960	3,742	3,500	3,487	3,460	3,295	2,964
Gross Profit	37,471	29,584	35,215	27,420	32,220	22,597	27,808	20,778
Selling, general and administrative expense	23,533	20,806	19,378	19,381	18,884	16,005	15,615	15,479
Research and engineering	290	578	602	589	512	514	569	555
Depreciation and amortization	1,668	1,805	1,503	1,479	1,497	1,385	1,326	1,178
Acquisition-related costs	799	849	(339)	—	—	—	—	—
Legal reserve	—	—	—	—	(78)		101	250
Income from operations	11,181	5,546	14,071	5,971	11,405	4,693	10,197	3,316
Net income	$7,132	$3,037	$7,956	$3,228	$6,718	$2,443	$5,678	$1,592
Earnings per common share:
Basic	$0.25	$0.11	$0.29	$0.12	$0.25	$0.09	$0.21	$0.06
Diluted	$0.25	$0.11	$0.28	$0.11	$0.25	$0.09	$0.21	$0.06

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended May 31, 2012, our disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management concluded that, as of May 31, 2012, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B.     Other Information

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2012 annual shareholders meeting.  The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2012 annual shareholders meeting.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the information contained in our definitive proxy statement related to the 2011 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of May 31, 2012 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)

Equity Compensation Plans Approved by Security Holders (1)	2,549	$12.82	1,699

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,549	$12.82	1,699

(1)          Includes all the Company’s plans:  1995 Incentive Stock Option and Restricted Stock Plan, 2007 Stock Option Plan and 2009 Long-Term Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2012 annual shareholders meeting.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2012 annual shareholders meeting.

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

10.1	Third Amended and Restated Credit Agreement dated December 21, 2011 (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed April 9, 2012 and incorporated herein by reference)

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

10.4

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

10.6†

Amendment to Employment Agreement, dated July 14, 2010, between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.7†

1995 Incentive Stock Option and Restricted Stock Purchase Plan (filed as exhibit 99.1 to the Registration Statement on Form S-8 filed on February 3, 2010 (Registration No. 333-164688) and incorporated herein by reference)

10.8†

2007 Stock Option Plan and form of Stock Option Agreement (filed as exhibit 10.5 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.9†

2009 Long-Term Incentive Plan (filed as exhibit 10.6 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference).

10.10†

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

10.12†

Form of Restricted Stock Unit Certificate for awards under 2009 Long-Term Incentive Plan (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on January 13, 2011 and incorporated herein by reference)

10.13†	Compensation Plan for Non-Employee Directors (July 2010) (filed as exhibit 10.2 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.14†	Compensation Plan for Non-Employee Directors (June 2011) (filed as exhibit 10.13 to Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

† Indicates a management contract or any compensatory plan, contract, or arrangement.

* Filed herewith.

** Furnished herewith.

*** Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ SOTIRIOS J. VAHAVIOLOS
Sotirios J. Vahaviolos
Chairman, President and Chief Executive Officer

Date: August 14, 2012

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

Signature	Title	Date

/s/Sotirios J. Vahaviolos	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	August 14, 2012
Sotirios J. Vahaviolos

/s/ Francis T. Joyce	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 14, 2012
Francis T. Joyce

/s/Daniel M. Dickinson	Director	August 14, 2012
Daniel M. Dickinson

/s/ James J. Forese	Director	August 14, 2012
James J. Forese

/s/ Richard H. Glanton	Director	August 14, 2012
Richard H. Glanton

/s/Ellen T. Ruff	Director	August 14, 2012
Ellen T. Ruff

/s/ Michael J. Lange	Director	August 14, 2012
Michael J. Lange

/s/Manuel N. Stamatakis	Director	August 14, 2012
Manuel N. Stamatakis