Form 10-Q
period 2012-08-31
Mistras Group, Inc.
filed 2012-10-10
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 1, 2012, the registrant had 28,133,982 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	August 31, 2012	May 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$7,329	$8,410
Accounts receivable, net	87,627	104,515
Inventories, net	11,771	12,492
Deferred income taxes	1,860	1,885
Prepaid expenses and other current assets	5,190	6,321
Total current assets	113,777	133,623
Property, plant and equipment, net	62,181	63,527
Intangible assets, net	32,477	34,469
Goodwill	95,691	96,819
Other assets	697	1,378
Total assets	$304,823	$329,816

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$5,589	$5,971
Current portion of capital lease obligations	6,211	5,951
Accounts payable	7,998	11,944
Accrued expenses and other current liabilities	33,478	39,334
Income taxes payable	813	1,119
Total current liabilities	54,089	64,319
Long-term debt, net of current portion	18,087	34,258
Obligations under capital leases, net of current portion	12,644	13,094
Deferred income taxes	5,490	4,901
Other long-term liabilities	17,778	19,996
Total liabilities	108,088	136,568

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,133,982 and 28,025,507 shares issued and outstanding as of August 31, 2012 and May 31, 2012, respectively	281	280
Additional paid-in capital	189,669	188,443
Retained earnings	11,617	7,336
Accumulated other comprehensive loss	(5,078)	(3,047)
Total Mistras Group, Inc. stockholders’ equity	196,489	193,012
Noncontrolling interest	246	236
Total equity	196,735	193,248
Total liabilities, preferred stock and equity	$304,823	$329,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended August 31,
	2012	2011
Revenues:
Services	$99,225	$82,902
Products	14,162	8,545
Total revenues	113,387	91,447
Cost of revenues:
Cost of services	70,516	56,887
Cost of products sold	5,010	3,640
Depreciation related to services	3,976	3,323
Depreciation related to products	168	177
Total cost of revenues	79,670	64,027
Gross profit	33,717	27,420
Selling, general and administrative expenses	23,492	19,381
Research and engineering	517	589
Depreciation and amortization	1,895	1,479
Acquisition-related costs	(179)	—
Income from operations	7,992	5,971
Other expenses
Interest expense	1,046	661
Income before provision for income taxes	6,946	5,310
Provision for income taxes	2,655	2,116
Net income	4,291	3,194
Net (income) loss attributable to noncontrolling interests, net of taxes	(10)	34
Net income attributable to Mistras Group, Inc.	$4,281	$3,228
Earnings per common share (see Note 4):
Basic	$0.15	$0.12
Diluted	$0.15	$0.11
Weighted average common shares outstanding:
Basic	28,045	27,677
Diluted	29,000	28,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended August 31,
	2012	2011
Net income	$4,291	$3,194

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,031)	(313)
Other comprehensive income	(2,031)	(313)
Comprehensive income	2,260	2,881
Comprehensive income (loss) attributable to noncontrolling interest	10	(37)
Comprehensive income attributable to Mistras Group, Inc.	$2,250	$2,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total Mistras Group, Inc. Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Three months ended August 31, 2011:
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	3,228	—	3,228	(34)	3,194
Other comprehensive income, net of tax	—	—	—	—	(310)	(310)	(3)	(313)
Stock compensation	4	—	1,002	—	—	1,002	—	1,002
Net settlement on vesting of restricted stock units	36	—	(281)	—	—	(281)	—	(281)
Excess tax benefit from stock compensation	—	—	151	—	—	151	—	151
Exercise of stock options	5	—	55	—	—	55	—	55
Balance at August 31, 2011	27,712	$277	$181,521	$(10,789)	$(7)	$171,002	$292	$171,294

Three months ended August 31, 2012:
Balance at May 31, 2012	28,026	$280	$188,443	$7,336	$(3,047)	$193,012	$236	$193,248

Net income	—	—	—	4,281	—	4,281	10	4,291
Other comprehensive income, net of tax	—	—	—	—	(2,031)	(2,031)	—	(2,031)
Stock compensation	13	—	1,634	—	—	1,634	—	1,634
Net settlement on vesting of restricted stock units	85	1	(807)	—	—	(806)	—	(806)
Excess tax benefit from stock compensation	—	—	300	—	—	300	—	300
Exercise of stock options	10	—	99	—	—	99	—	99
Balance at August 31, 2012	28,134	$281	$189,669	$11,617	$(5,078)	$196,489	$246	$196,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three months ended August 31,
	2012	2011

Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$4,281	$3,228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,039	4,979
Deferred income taxes	694	146
Provision for doubtful accounts	(210)	85
Loss (gain) on sale of assets	119	(12)
Amortization of deferred financing costs	31	42
Stock compensation expense	1,634	1,002
Noncontrolling interest	10	(34)
Foreign currency loss	95	5
Changes in operating assets and liabilities, net of effect of acquisitions of businesses
Accounts receivable	16,240	5,940
Inventories	613	(323)
Prepaid expenses and other current assets	854	180
Other assets	677	144
Accounts payable	(2,762)	(1,358)
Income taxes payable	(276)	(455)
Accrued expenses and other current liabilities	(6,493)	(770)
Net cash provided by operating activities	21,546	12,799
Cash flows from investing activities
Purchase of property, plant and equipment	(2,714)	(3,103)
Purchase of intangible assets	(228)	(130)
Acquisition of businesses, net of cash acquired	—	(5,628)
Proceeds from sale of equipment	325	68
Net cash used in investing activities	(2,617)	(8,793)
Cash flows from financing activities
Repayment of capital lease obligations	(1,644)	(1,632)
Repayment of long-term debt	(1,621)	(2,047)
Net repayments against current revolver	(15,000)	—
Net repayments against former revolver	—	(3,850)
Net repayments of other short-term borrowings	—	(1,014)
Payment of contingent consideration for business acquisitions	(1,113)	—
Taxes paid related to net share settlement of equity awards	(807)	(281)
Excess tax benefit from stock compensation	300	151
Proceeds from the exercise of stock options	99	55
Net cash used in financing activities	(19,786)	(8,618)
Effect of exchange rate changes on cash and cash equivalents	(224)	224
Net change in cash and cash equivalents	(1,081)	(4,388)
Cash and cash equivalents
Beginning of period	8,410	10,879
End of period	$7,329	$6,491
Supplemental disclosure of cash paid
Interest	$746	$621
Income taxes	$1,122	$2,294
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,555	$3,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(tabular dollars in thousands, except per share data)

1.                                      Description of Business & Basis of Presentation

Description of Business

Mistras Group, Inc., together with its subsidiaries (the Company), is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role the services of the Company play in ensuring the safe and efficient operation of infrastructure, the Company has historically provided a majority of its services to its customers on a regular, recurring basis. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013. The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair market value of net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter.  The most recent annual test for impairment performed for fiscal 2012 did not identify any instances of impairment and there were no events through August 31, 2012 that warranted a reconsideration of the impairment test results.

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

The Company has one customer, BP plc. (BP), which accounted for 12% and 16% of revenues for the three months ended August 31, 2012 and August 31, 2011, respectively.  Accounts receivable from this customer were approximately 9% of total accounts receivable, net as of August 31, 2012 and May 31, 2012. The relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  The Company conducts business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific BP division or affiliate, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment test beginning after September 15, 2012.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented.  Effective June 1, 2012, the Company adopted the provisions of this updated accounting standard related to comprehensive income. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

3.                                      Capitalization

Common Stock

Dividends on common stock will be paid when, and if, declared by the board of directors. Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held.

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,444,000 shares were available for future grants as of August 31, 2012. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of August 31, 2012, there was an aggregate of approximately 2,539,000 stock options outstanding and approximately 562,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

No stock options were granted during the three months ended August 31, 2012 or August 31, 2011.

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.8 million for each of the three month periods ended August 31, 2012 and 2011. As of August 31, 2012, there was approximately $3.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.0 year.  Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three months ended August 31, 2012 and 2011 were as follows:

	Three months ended August 31,
	2012	2011

Cash proceeds from options exercised	$99	$55
Aggregate intrinsic value of options exercised	$126	$34

The Company also recognized approximately $0.6 million and $0.2 million in stock-based compensation expense related to restricted stock unit awards during the three months ended August 31, 2012 and 2011, respectively.  As of August 31, 2012, there was approximately $10.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.2 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

In June 2012, the Company granted approximately 13,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.3 million, which was recorded as stock-based compensation expense during the quarter ended August 31, 2012.

During the first quarter of fiscal 2013 and 2012, approximately 123,000 and 52,000 restricted stock units vested.  The fair value of these units was $1.9 million and $0.5 million, respectively.  Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first quarter of fiscal 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 37,000 and 16,000 shares in the first quarter of fiscal 2013 and 2012, respectively.  The shares withheld were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.8 million and $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows for the three months ended August 31, 2012 and 2011, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended August 31,
	2012	2011

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$4,281	$3,228
Denominator:
Weighted average common shares outstanding	28,045	27,677
Basic earnings per share	$0.15	$0.12

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$4,281	$3,228
Denominator:
Weighted average common shares outstanding	28,045	27,677
Dilutive effect of stock options outstanding	806	477
Dilutive effect of restricted stock units outstanding	149	71
	29,000	28,225
Diluted earnings per share	$0.15	$0.11

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

5.                                      Acquisitions

Assets and liabilities of acquired businesses were included in the consolidated balance sheets as of August 31, 2012 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company did not complete any acquisitions during the three months ended August 31, 2012.  However, the Company is still in the process of completing its valuations of the intangible assets for certain of its acquisitions completed in fiscal 2012. These valuations and purchase price allocations are expected to be finalized prior to the end of the second fiscal quarter ending November 30, 2012. The results of operations of each of the acquisitions are reported in each respective operating segment’s statement of operations from the date of acquisition.

During the three months ended August 31, 2012, the Company incurred acquisition-related costs of $0.6 million in connection with due diligence, professional fees, and other expenses for its fiscal 2013 acquisition activity.  Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three months ended August 31, 2012, the adjustments resulted in a net decrease of approximately $0.8 million to the Company’s acquisition-related contingent consideration liabilities, which were approximately $11.6 million as of August 31, 2012 and recorded on the balance sheet in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $0.2 million for the three months ended August 31, 2012. Both the fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related expenses have been classified as acquisition-related costs in the statement of operations for the three months ended August 31, 2012. Acquisition-related costs for the Company’s fiscal 2012 acquisition activity were insignificant for the three months ended August 31, 2011.

The unaudited pro forma information for the periods set forth below gives effect to the Company’s fiscal 2012 acquisitions as if they had occurred at the beginning of each period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, in thousands):

	Three months ended August 31,
	2012	2011

Revenues	$113,387	$107,504

Income from operations	$7,992	$4,798

6.                                      Accounts Receivable, net

Accounts receivable consist of the following:

	As of August 31, 2012	As of May 31, 2012

Trade accounts receivable	$89,699	$106,821
Allowance for doubtful accounts	(2,072)	(2,306)
Total	$87,627	$104,515

7.                                      Inventories, net

Inventories consist of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of August 31, 2012	As of May 31, 2012

Raw materials	$3,100	$3,054
Work in process	2,528	2,232
Finished goods	3,582	4,287
Supplies	2,561	2,919
Total	$11,771	$12,492

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.3 million and $1.2 million as of August 31, 2012 and May 31, 2012, respectively.

8.                                      Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life	As of August 31, 2012	As of May 31, 2012
	(Years)
Land		$1,907	$1,892
Building and improvements	30-40	14,181	16,950
Office furniture and equipment	5-8	10,023	6,760
Machinery and equipment	5-7	106,924	105,096
		133,035	130,698
Accumulated depreciation and amortization		(70,854)	(67,171)
Property, plant and equipment, net		$62,181	$63,527

Depreciation expense for the three months ended August 31, 2012 and 2011 was approximately $4.4 million and $3.6 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of August 31, 2012	As of May 31, 2012

Accrued salaries, wages and related employee benefits	$13,786	$17,195
Contingent consideration, current portion	3,315	2,371
Accrued worker compensation and health benefits	3,660	3,678
Deferred revenues	3,212	5,390
Other accrued expenses	9,505	10,700
Total	$33,478	$39,334

10.                               Long-Term Debt

Long-term debt consists of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of August 31, 2012	As of May 31, 2012
Senior credit facility:
Revolver	$10,000	$25,000
Notes payable	11,161	12,532
Other	2,515	2,697
	23,676	40,229
Less: Current maturities	(5,589)	(5,971)
Long-term debt, net of current maturities	$18,087	$34,258

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016.  The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit.  As of August 31, 2012, there were outstanding borrowings of $10.0 million and a total of $3.0 million of outstanding letters of credit under the current revolving credit facility.

Loans under the Credit Agreement bear interest, at the option of the Company, at LIBOR, plus an applicable margin ranging from 1% to 2%, or base rate less a margin ranging from 1.25% to .25%, based upon its Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1.  Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

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

As of August 31, 2012, the Company was in compliance with the terms of the credit agreement, and it will continuously monitor its compliance with the covenants contained in the new credit agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Notes Payable and Other

In connection with certain of the acquisitions the Company has completed, it has, at various times, issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10% imputed interest rate. Unamortized discount on these notes totaled approximately $0.1 million as of August 31, 2012 and May 31, 2012. Amortization is recorded as interest expense in the consolidated statement of operations. The Company also has payment obligations to the sellers or the shareholders of the sellers pursuant to non-compete agreements which require the sellers and shareholders of the sellers not to compete with the Company.  The payment obligations under these agreements range from 3 to 5 years.

The carrying value of the Company’s long-term debt approximates fair value as it amended its credit agreement on December 21, 2011, bringing the Company’s interest rate to current market rates. The fair value of the Company’s notes payable and capital lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt.

11.                               Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs reflecting the Company’s own assumptions about inputs that market participants would use in pricing the asset or liability based on the best information available.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	August 31, 2012
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$11,613	$11,613
Total Liabilities	$—	$—	$11,613	$11,613

	May 31, 2012
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$13,063	$13,063
Total Liabilities	$—	$—	$13,063	$13,063

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of August 31, 2012, total potential acquisition-related contingent consideration ranged from zero to $17.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 5 to these consolidated financial statements for further discussion of the Company’s acquisitions.

13.                               Subsequent Event

In September 2012, the Company’s German subsidiary acquired all of the shares of an inspection and asset protection company headquartered in Germany for approximately $36.0 million, comprised of $28.3 million in cash and $7.7 million of subordinated notes, which are payable over three years.  In addition to the cash and debt consideration, the share purchase agreement provides for the potential payment to the sellers of contingent consideration that may be earned based upon the acquired company reaching specific performance metrics over the next five years of operation.  The Company is in the process of completing the preliminary purchase price allocation.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended August 31,
	2012	2011

Revenues
Services	$82,397	$75,689
Products and Systems	9,534	7,513
International	24,429	9,773
Corporate and eliminations	(2,973)	(1,528)
	$113,387	$91,447

Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations.  The Services segment had sales to other operating segments of $1.1 million and $0.1 million for the three months ended August 31, 2012 and 2011, respectively. The Products and Systems segment had sales to other operating segments of $1.7 million and $1.3 million for the three months ended August 31, 2012 and 2011, respectively. The International segment had sales to other operating segments of $0.1 million for each of the three month periods ended August 31, 2012 and 2011.

	Three months ended August 31,
	2012	2011

Gross profit
Services	$20,940	$20,308
Products and Systems	5,245	3,751
International	7,081	3,431
Corporate and eliminations	451	(70)
	$33,717	$27,420

	Three months ended August 31,
	2012	2011

Income from operations
Services	$6,823	$7,160
Products and Systems	3,165	1,011
International	1,595	736
Corporate and eliminations	(3,591)	(2,936)
	$7,992	$5,971

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended August 31,
	2012	2011

Depreciation and amortization
Services	$4,524	$4,103
Products and Systems	491	471
International	1,047	360
Corporate and eliminations	(23)	45
	$6,039	$4,979

	As of August 31, 2012	As of May 31, 2012

Intangible assets, net
Services	$16,355	$17,180
Products and Systems	9,971	10,095
International	5,359	6,390
Corporate and eliminations	792	804
	$32,477	$34,469

	As of August 31, 2012	As of May 31, 2012

Goodwill
Services	$59,054	$58,746
Products and Systems	13,592	13,592
International	23,045	24,481
	$95,691	$96,819

	As of August 31, 2012	As of May 31, 2012

Long-lived assets
Services	$120,317	$120,846
Products and Systems	24,111	24,242
International	44,234	47,825
Corporate and eliminations	1,687	1,902
	$190,349	$194,815

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of August 31, 2012	As of May 31, 2012

Total assets
Services	$191,192	$204,209
Products and Systems	40,128	43,914
International	75,725	82,579
Corporate and eliminations	(2,222)	(886)
	$304,823	$329,816

Revenues by geographic area for the three months ended August 31, 2012 and 2011, respectively, were as follows:

	Three months ended August 31,
	2012	2011

Revenues
United States	$75,138	$71,476
Other Americas	12,925	9,798
Europe	16,677	5,600
Asia-Pacific	8,647	4,573
	$113,387	$91,447

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

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to the audited consolidated financial statements included in our Annual Report on Form 10-K. In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2012 is referred to as “fiscal 2012”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries.

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. As of August 31, 2012, we had approximately 3,600 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified technicians, in approximately 80 offices across 15 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 47% and 56% of our first quarter revenues of fiscal 2013 and 2012, respectively.

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

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions, in the aggregate, have provided us with additional products, technologies, resources and customers that we believe will enhance our advantages over our competition.

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

Consolidated Results of Operations

Three months ended August 31, 2012 compared to the three months ended August 31, 2011

Our consolidated results of operations for the three months ended August 31, 2012 and 2011 were as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Statement of Operations Data
Revenues	$113,387	$91,447
Cost of revenues	75,526	60,527
Depreciation	4,144	3,500
Gross profit	33,717	27,420
Selling, general and administrative expenses	23,492	19,381
Research and engineering	517	589
Depreciation and amortization	1,895	1,479
Acquisition-related costs	(179)	—
Income from operations	7,992	5,971
Interest expense	1,046	661
Income before provision for income taxes	6,946	5,310
Provision for income taxes	2,655	2,116
Net income	4,291	3,194
Net (income) loss attributable to noncontrolling interests, net of taxes	(10)	34
Net income attributable to Mistras Group, Inc.	$4,281	$3,228

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended August 31, 2012 and 2011 were as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$4,281	$3,228
Interest expense	1,046	661
Provision for income taxes	2,655	2,116
Depreciation and amortization	6,039	4,979
EBITDA	$14,021	$10,984
Stock compensation expense	1,634	1,002
Acquisition-related costs	(179)	—
Adjusted EBITDA	$15,476	$11,986

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP).  EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization.  Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition related costs (including adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are listed below or in the reconciliation table above).

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

Revenues. Revenues were $113.4 million for the three months ended August 31, 2012 compared to $91.4 million for the three months ended August 31, 2011.  Revenues by segment for the first quarter of fiscal 2013 and 2012 were as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Revenues
Services	$82,397	$75,689
Products and Systems	9,534	7,513
International	24,429	9,773
Corporate and eliminations	(2,973)	(1,528)
	$113,387	$91,447

We estimate our growth rates for the first quarter of fiscal 2013 and 2012 were as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Revenue growth	$21,940	$23,037
% Growth over prior year	24.0%	33.7%

Comprised of:
% of organic growth	8.8%	19.3%
% of acquisition growth	16.8%	12.4%
% foreign exchange (decrease) increase	(1.6)%	2.0%
	24.0%	33.7%

Revenues increased $21.9 million, or approximately 24%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011 as a result of growth in all our segments, but principally attributable to growth in our International segment.  Our International segment revenue growth primarily resulted from our fiscal 2012 acquisitions.  For the first quarter of fiscal 2013 and 2012, we estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 9% and 19%, respectively.  In the first quarter of fiscal 2013, we estimate that our acquisition growth was approximately 17% compared to approximately 12% in the first quarter of fiscal 2012.

We continued to experience growth in many of our target markets during the first quarter of fiscal 2013.  Oil and gas is our largest target market and represented approximately 47% of total revenues in the first quarter of fiscal 2013, compared to approximately 56% in the first quarter of fiscal 2012. Oil and gas revenue in the first quarter of fiscal 2013 increased approximately 4% over the prior year with the largest increase coming from the midstream section of the oil and gas industry. We experienced the majority of our growth in several of our other target markets outside of oil and gas, including industrial, process industries which include chemical and pharmaceutical, infrastructure, power generation and aerospace and defense markets. Taken as a group, revenues for all target markets other than oil and gas grew approximately 49% in the first quarter of fiscal 2013 over the prior year period. Our largest customer in both periods was BP plc. (BP), accounting for approximately 12% of our revenues in the first quarter of fiscal 2013 and approximately 16% in the first quarter of fiscal 2012.  Our top ten customers represented approximately 32% of our revenues in the first quarter of fiscal 2013 compared to 40% in the same quarter last year.

Gross Profit. Our gross profit was $33.7 million and increased $6.3 million, or 23% in the first quarter of fiscal 2013 compared to $27.4 million in the first quarter of fiscal 2012. Gross profit by segment for the three months ended August 31, 2012 and 2011 was as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Gross profit
Services	$20,940	$20,308
Products and Systems	5,245	3,751
International	7,081	3,431
Corporate and eliminations	451	(70)
	$33,717	$27,420

As a percentage of revenues, our gross profit and its components for the three months ended August 31, 2012 and 2011 were as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Gross profit	$33,717	$27,420

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(66.6)%	(66.2)%
Depreciation	(3.7)%	(3.8)%
Total	29.7%	30.0%
Gross profit % decrease from prior year	(0.3)%	(0.4)%

As a percentage of revenues, our gross profit remained fairly consistent at approximately 30% for each of the first quarters of fiscal 2013 and fiscal 2012. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 67% and 66% in the first quarter of fiscal 2013 and fiscal 2012, respectively. Depreciation expense included in the determination of gross profit for the first quarter of fiscal 2013 and fiscal 2012 was $4.1 million and $3.5 million, respectively.

The 30 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to decrease in gross profit in our International segment, which relates to our fiscal 2012 acquisitions, as these companies primarily provide lower margin, traditional NDT services. Additionally, the service offerings in our International segment are increasing faster than our product sales, which also lower our gross profit margin. Also contributing to the decrease in gross profit as a percentage of revenues is a change in the mix of project work completed in our Services segment during the quarter and slightly higher unbillable labor.  These decreases were offset by improvements in our Products segment due to a change in the mix of products sales in the quarter compared to the prior year.

Income from Operations. Our income from operations by segment for the three months ended August 31, 2012 and 2011 were as follows:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Income from operations
Services	$6,823	$7,160
Products and Systems	3,165	1,011
International	1,595	736
Corporate and eliminations	(3,591)	(2,936)
	$7,992	$5,971

Our income from operations of $8.0 million for the first quarter of fiscal 2013 increased $2.0 million, or 34%, compared to the first quarter of fiscal 2012. As a percentage of revenues, our income from operations was approximately 7% in the first quarter of fiscal 2013 and fiscal 2012.

Our SG&A expenses, as a percentage of revenues, was approximately 21% for each of the first quarters of fiscal 2013 and 2012, increasing approximately $4.1 million in fiscal 2013. Of this amount, SG&A for companies acquired within the last twelve months accounted for approximately $3.1 million of the total increase.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions.  Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $0.8 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included increased stock compensation costs of $0.6 million. Depreciation and amortization included in the determination of income from operations for the first quarter of fiscal 2013 and fiscal 2012 was $1.9 million and $1.5 million, respectively, each representing approximately 2% of revenues.

Our acquisition-related costs for the first quarter of fiscal 2013 were due to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $0.8 million. This was offset by $0.6 million in professional fees and other expenses in connection with our fiscal 2013 acquisition activity. Acquisition-related costs for the three months ended August 31, 2011 were insignificant.

Interest Expense. Interest expense was $1.0 million and $0.7 million for the first quarter of fiscal 2013 and 2012, respectively. The increase in the first quarter of fiscal 2013 related to an increase in average borrowings in the current year quarter compared to the prior year and interest accretion from the estimated fair value of our contingent consideration liabilities related to our acquisitions.

Net Income Attributable to Noncontrolling Interests, net of taxes. The net income attributable to noncontrolling interests for the three months ended August 31, 2012 is primarily related to the net income incurred by Diapac, our subsidiary in Russia and our U.K subsidiaries.

Income Taxes. Our effective income tax rate was approximately 38% for the first quarter of fiscal 2013 compared to approximately 40% for the first quarter of fiscal 2012.  The decrease was primarily due to changes in the geographic mix of earnings in the various state and foreign jurisdictions

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the first quarter of fiscal 2013 was $4.3 million, or 4% of our revenues, an increase of $1.1 million over the first quarter of fiscal 2012, which was $3.2 million, or 4% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Three months ended August 31,
	2012	2011
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$21,546	$12,799
Investing Activities	(2,617)	(8,793)
Financing Activities	(19,786)	(8,618)
Effect of exchange rate changes on cash	(224)	224
Net change in cash and cash equivalents	$(1,081)	$(4,388)

Cash Flows from Operating Activities

During the three months ended August 31, 2012, cash provided by our operating activities was $21.5 million, an increase of $8.7 million from the comparable period of fiscal 2012. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $12.7 million and $8.8 million of cash provided by an increase in our working capital, which primarily related to collections of our trade accounts receivable.

During the three months ended August 31, 2011, cash provided by our operating activities was $12.8 million, an increase of $3.6 million from the comparable period of fiscal 2011. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $9.4 million and $3.4 million of cash provided by an increase in our working capital, which primarily related to collections of our trade accounts receivable.

Cash Flows from Investing Activities

During the three months ended August 31, 2012, cash used in investing activities was $2.6 million, a decrease of $6.2 million from the comparable period of fiscal 2012. Cash used in investing activities included purchases of property, plant and equipment of $2.7 million and were primarily related to equipment used by our technicians.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $19.8 million for the three months ended August 31, 2012, an increase of $11.2 million from the comparable period of fiscal 2012.  Net cash used in financing activities related primarily to repayments of our revolving credit facility, capital lease obligations, long-term debt, and contingent consideration of $15.0 million, $1.6 million, $1.6 million, and $1.1 million, respectively.

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

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($0.2) million and $0.2 million for the three months ended August 31, 2012 and 2011, respectively.

Cash Balance and Credit Facility Borrowings

As of August 31, 2012, we had cash and cash equivalents totaling $7.3 million and available borrowing capacity of $112.0 million under our current revolving credit facility. As of August 31, 2012, there were outstanding borrowings of $10.0 million and a total of $3.0 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the Credit Agreement bear interest at our option, at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.25%,or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

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

As of August 31, 2012, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our new credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations and cash borrowed under our revolving credit facility. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our revolving credit facility. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also seek to obtain capital through the issuance of debt or equity securities, or a combination of both.  As of October 1, 2012, there were outstanding borrowings of approximately $42.2 million approximately $3.0 million of outstanding letters of credit under our revolving credit facility.

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

Our anticipated acquisitions may also require capital. We completed the acquisition of one company in September 2012 with an initial cash outlay of $28.3 million.  In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Off-balance Sheet Arrangements

During the three months ended August 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian

Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive income in stockholders’ equity (deficit). We had approximately $2.0 million of foreign currency translation losses in other comprehensive income for the first three months of fiscal 2013. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility currently ranges from 1.26% to 2.00% and is variable and adjusts periodically. As of August 31, 2012, there were outstanding borrowings of $10.0 million under our revolving credit facility.  A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations for the three months ended August 31, 2012.

From time to time, we may enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. As of August 31, 2012, we had no such contracts in effect.

We had cash and cash equivalents of $7.3 million as of August 31, 2012. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

ITEM 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1.A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our Annual Report on Form 10-K, filed with the SEC on August 14, 2012. There have been no material changes to the risk factors previously disclosed in the Annual Report.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
August 31, 2012	37,320	$21.63

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Mine Safety Disclosures

Not applicable.

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

Date: October 10, 2012