Form 10-Q
period 2012-11-30
Mistras Group, Inc.
filed 2013-01-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 1, 2013, the registrant had 28,161,857 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	November 30, 2012	May 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$7,985	$8,410
Accounts receivable, net	105,901	104,515
Inventories, net	11,542	12,492
Deferred income taxes	1,876	1,885
Prepaid expenses and other current assets	7,650	6,321
Total current assets	134,954	133,623
Property, plant and equipment, net	69,796	63,527
Intangible assets, net	58,201	34,469
Goodwill	117,326	96,819
Other assets	750	1,378
Total assets	$381,027	$329,816

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$7,948	$5,971
Current portion of capital lease obligations	6,893	5,951
Accounts payable	8,937	11,944
Accrued expenses and other current liabilities	41,591	39,334
Income taxes payable	4,570	1,119
Total current liabilities	69,939	64,319
Long-term debt, net of current portion	51,717	34,258
Obligations under capital leases, net of current portion	12,763	13,094
Deferred income taxes	13,902	4,901
Other long-term liabilities	23,350	19,996
Total liabilities	171,671	136,568

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,161,857 and 28,025,507 shares issued and outstanding as of November 30, 2012 and May 31, 2012, respectively	282	280
Additional paid-in capital	191,586	188,443
Retained earnings	20,780	7,336
Accumulated other comprehensive loss	(3,561)	(3,047)
Total Mistras Group, Inc. stockholders’ equity	209,087	193,012
Noncontrolling interest	269	236
Total equity	209,356	193,248
Total liabilities, preferred stock and equity	$381,027	$329,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Revenues:
Services	$127,731	$103,942	$226,956	$186,844
Products	9,998	10,278	24,160	18,823
Total revenues	137,729	114,220	251,116	205,667
Cost of revenues:
Cost of services	87,044	71,047	157,560	127,934
Cost of products sold	4,485	4,216	9,495	7,856
Depreciation related to services	4,124	3,556	8,100	6,879
Depreciation related to products	171	186	339	363
Total cost of revenues	95,824	79,005	175,494	143,032
Gross profit	41,905	35,215	75,622	62,635
Selling, general and administrative expenses	23,362	19,378	46,854	38,759
Research and engineering	530	602	1,047	1,191
Depreciation and amortization	2,167	1,503	4,062	2,982
Acquisition-related expense (See Note 5)	(160)	(339)	(339)	(339)
Income from operations	16,006	14,071	23,998	20,042
Other expenses
Interest expense	1,075	1,145	2,121	1,806
Income before provision for income taxes	14,931	12,926	21,877	18,236
Provision for income taxes	5,745	5,008	8,400	7,124
Net income	9,186	7,918	13,477	11,112
Net (income) loss attributable to noncontrolling interests, net of taxes	(23)	38	(33)	72
Net income attributable to Mistras Group, Inc.	$9,163	$7,956	$13,444	$11,184
Earnings per common share (see Note 4):
Basic	$0.33	$0.29	$0.48	$0.40
Diluted	$0.32	$0.28	$0.46	$0.39
Weighted average common shares outstanding:
Basic	28,144	27,786	28,094	27,731
Diluted	29,008	28,600	29,036	28,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Net income	$9,186	$7,918	$13,477	$11,112

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,517	(1,062)	(514)	(1,375)
Other comprehensive income (loss)	1,517	(1,062)	(514)	(1,375)
Comprehensive income	10,703	6,856	12,963	9,737
Comprehensive (income) loss attributable to noncontrolling interests	(23)	38	(33)	72
Foreign currency translation adjustments	—	4	—	7
Comprehensive income attributable to Mistras Group, Inc.	$10,680	$6,898	$12,930	$9,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity

Six months ended November 30, 2011:
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	11,184	—	11,184	(72)	11,112
Other comprehensive income, net of tax	—	—	—	—	(1,368)	(1,368)	(7)	(1,375)
Stock compensation	14	—	2,547	—	—	2,547	—	2,547
Net settlement on vesting of restricted stock units	36	—	(281)	—	—	(281)	—	(281)
Excess tax benefit from stock compensation	—	—	370	—	—	370	—	370
Exercise of stock options	199	2	1,323	—	—	1,325	—	1,325
Balance at November 30, 2011	27,916	$279	$184,553	$(2,833)	$(1,065)	$180,934	$250	$181,184

Six months ended November 30, 2012:
Balance at May 31, 2012	28,026	$280	$188,443	$7,336	$(3,047)	$193,012	$236	$193,248

Net income	—	—	—	13,444	—	13,444	33	13,477
Other comprehensive income, net of tax	—	—	—	—	(514)	(514)	—	(514)
Stock compensation	13	—	3,206	—	—	3,206	—	3,206
Net settlement on vesting of restricted stock units	85	1	(807)	—	—	(806)	—	(806)
Excess tax benefit from stock compensation	—	—	393	—	—	393	—	393
Exercise of stock options	38	1	351	—	—	352	—	352
Balance at November 30, 2012	28,162	$282	$191,586	$20,780	$(3,561)	$209,087	$269	$209,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended November 30,
	2012	2011
Cash flows from operating activities
Net income attributable to Mistras Group, Inc.	$13,444	$11,184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,501	10,224
Deferred income taxes	713	141
Provision for doubtful accounts	133	256
Loss (gain) on sale of assets	28	(82)
Amortization of deferred financing costs	62	85
Stock compensation expense	3,206	2,547
Noncontrolling interest	33	(72)
Foreign currency loss (gain)	(61)	235
Changes in operating assets and liabilities, net of effect of acquisitions of businesses
Accounts receivable	6,207	(20,392)
Inventories	1,460	(922)
Prepaid expenses and other current assets	(651)	(1,224)
Other assets	655	(44)
Accounts payable	(4,535)	(1,292)
Income taxes payable	1,829	(864)
Accrued expenses and other current liabilities	(7,628)	641
Net cash provided by operating activities	27,396	421
Cash flows from investing activities
Purchase of property, plant and equipment	(5,223)	(3,840)
Purchase of intangible assets	(482)	(265)
Acquisition of businesses, net of cash acquired	(27,033)	(10,695)
Change in restricted cash	—	(3,700)
Proceeds from sale of equipment	435	301
Net cash used in investing activities	(32,303)	(18,199)
Cash flows from financing activities
Repayment of capital lease obligations	(3,381)	(3,391)
Repayment of notes payable and other long-term debt	(3,093)	(2,819)
Net borrowings from current revolver	12,349	—
Net borrowings from former revolver	—	18,950
Net repayments of other short-term borrowings	—	(1,868)
Proceeds from borrowings of long-term debt	127	—
Payment of contingent consideration for business acquisitions	(1,295)	—
Taxes paid related to net share settlement of equity awards	(807)	(281)
Excess tax benefit from stock compensation	393	370
Proceeds from the exercise of stock options	351	1,325
Net cash provided by financing activities	4,644	12,286
Effect of exchange rate changes on cash and cash equivalents	(162)	(68)
Net change in cash and cash equivalents	(425)	(5,560)
Cash and cash equivalents
Beginning of period	8,410	10,879
End of period	$7,985	$5,319
Supplemental disclosure of cash paid
Interest	$1,361	$1,335
Income taxes	$4,673	$7,571
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,460	$6,464
Issuance of notes payable and other debt obligations primarily related to acquisitions	$7,715	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013. The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. You should read these unaudited consolidated financial statements together with the historical consolidated financial statements of the Company as filed with the Securities and Exchange Commission.

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

Multiple-element Arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. When a sales arrangement contains multiple elements, such as hardware and services and/or software products, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company has historically utilized the VSOE due to the nature of its products. In software multiple element arrangements where more-than-incidental software deliverables are included, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. The more significant estimates include valuation of goodwill and intangible assets, useful lives of long-lived assets, allowances for doubtful accounts, inventory valuation, reserves for self-insured workers compensation and health benefits, contingent consideration liabilities, and provision for income taxes. Actual results could differ from those estimates.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter.  The most recent annual test for impairment performed for fiscal 2012 did not identify any instances of impairment and there were no events through November 30, 2012 that warranted a reconsideration of the impairment test results.

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

The Company has one customer, BP plc. (BP), which accounted for 10% and 17% of revenues for the three months ended November 30, 2012 and 2011, respectively, and 11% and 16% of revenues for the six months ended November 30, 2012 and 2011, respectively.  Accounts receivable from this customer were approximately 9% of total accounts receivable, net as of November 30, 2012 and May 31, 2012. The relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization.  The Company conducts business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration).  These contracts are typically negotiated locally with the specific BP division or affiliate, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, that is intended to reduce the cost and complexity of the impairment test for indefinite-lived intangible assets by providing an entity with the option to first assess qualitatively whether it is necessary to perform the quantitative impairment test that is currently in place. An entity would not be required to quantitatively calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests beginning after September

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

15, 2012. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

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

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,440,000 shares were available for future grants as of November 30, 2012. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of November 30, 2012, there was an aggregate of approximately 2,504,000 stock options outstanding and approximately 566,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

No stock options were granted during the three or six month periods ended November 30, 2012 or 2011.

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.8 million and $0.9 million for the three months ended November 30, 2012 and 2011. For the six months ended November 30, 2012 and 2011, the Company recognized stock-based compensation expense related to stock options of $1.6 million and $1.7 million, respectively.  As of November 30, 2012, there was approximately $2.2 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of approximately 0.7 years.  Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three and six months ended November 30, 2012 and 2011 were as follows:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Cash proceeds from options exercised	$252	$1,268	$351	$1,325
Aggregate intrinsic value of options exercised	$359	$3,026	$485	$3,062

The Company also recognized approximately $0.8 million and $0.5 million during the three months ended November 30, 2012 and 2011, respectively, in stock-based compensation expense related to restricted stock unit awards.  For the six months ended November 30, 2012 and 2011, the Company recognized stock-based compensation expense related to restricted stock unit awards of $1.4 million and $0.7 million, respectively.  As of November 30, 2012, there was

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

approximately $9.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.0 years.

In June 2012, the Company granted approximately 13,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.3 million, which was recorded as stock-based compensation expense during the six months ended November 30, 2012. In October 2011, the Company granted approximately 9,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.2 million, which was recorded as stock-based compensation expense during the three and six months ended November 30, 2011.

During the six months ended November 30, 2012 and 2011, approximately 123,000 and 52,000 restricted stock units vested, respectively.  The fair value of these units was $1.9 million and $0.5 million, respectively.   Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first six months of fiscal 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 37,000 and 16,000 shares in the first six months of fiscal 2013 and 2012, respectively.  The shares withheld were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.8 million and $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows for the six months ended November 30, 2012 and 2011, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$9,163	$7,956	$13,444	$11,184
Denominator:
Weighted average common shares outstanding	28,144	27,786	28,094	27,731
Basic earnings per share	$0.33	$0.29	$0.48	$0.40

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$9,163	$7,956	$13,444	$11,184
Denominator:
Weighted average common shares outstanding	28,144	27,786	28,094	27,731
Dilutive effect of stock options outstanding	789	741	798	622
Dilutive effect of restricted stock units outstanding	75	73	144	64
	29,008	28,600	29,036	28,417
Diluted earnings per share	$0.32	$0.28	$0.46	$0.39

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

5.             Acquisitions

In September 2012, the Company completed an acquisition of an asset protection company in Germany specializing in destructive and non-destructive services and inspection. The company was acquired to complement the service offerings within the International segment and to expand Mistras’ footprint in Europe. The Company acquired 100% of the common stock of the acquiree in exchange for approximately $28.3 million in cash (excluding cash acquired) and $7.7 million in notes payable over three years.  In addition to the cash and debt consideration related to this acquisition, the Company accrued a liability of approximately $7.5 million as of November 30, 2012, which represents the estimated fair value of contingent consideration expected to be payable in the event that the acquired company achieves specific performance metrics over the next five years of operations. The total potential contingent consideration for this acquisition ranges from zero to $12.9 million as of November 30, 2012.

The assets and liabilities of the acquired business were included in the consolidated balance sheet as of November 30, 2012 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets acquired, both tangible and intangible, and liabilities assumed, as well as the contingent consideration and deferred tax assets/liabilities. This valuation and the related purchase price allocation is expected to be finalized prior to the end of the Company’s third quarter of fiscal 2013. The results of operations for this acquisition are included in the International segment’s results of operations from the date of acquisition. The Company’s preliminary allocation of purchase price for this acquisition is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for the Company’s fiscal 2013 acquisitions:

Number of entities	1

Cash paid	$28,289
Subordinated notes issued	7,715
Contingent consideration	7,501

Purchase price	$43,505

Current liabilities assumed, net	$(104)
Debt and other long-term liabilities	(4,004)
Property, plant and equipment	8,161
Deferred tax liability	(8,375)
Intangibles, primarily customer relationships	27,000
Goodwill	20,827
Net assets acquired	$43,505

The amortization period of intangible assets acquired ranges from two to twelve years. The Company has preliminarily recorded approximately $20.8 million of goodwill in connection with its fiscal 2013 acquisition, reflecting the strategic fit and revenue and earnings growth potential of these businesses. Substantially all of the goodwill recognized is expected to be deductible for tax purposes.

The Company also has four acquisitions that were completed in fiscal 2012 for which it is still in the process of completing the allocation of the consideration transferred, including the valuation of the intangible assets acquired. These valuations and related purchase price allocations are expected to be finalized prior to the end of the Company’s third quarter of fiscal 2013. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for the Company’s fiscal 2012 acquisitions that have not yet been finalized:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Number of entities	4

Cash paid	$9,171
Subordinated notes issued	904
Contingent consideration	1,197

Purchase price	$11,272

Current assets acquired, net	$1,025
Debt and other long-term liabilities	(35)
Property, plant and equipment	1,204
Deferred tax liability	(529)
Intangibles, primarily customer relationships	3,446
Goodwill	6,161
Net assets acquired	$11,272

There have been no significant changes during fiscal 2013 to the initial purchase price allocations for which the final purchase price allocation is not yet complete.

Revenues for the acquisition completed in fiscal 2013 for the period subsequent to the closing of the transaction were approximately $6.4 million for both of the three and six months ended November 30, 2012. Income from operations for this acquisition for the period subsequent to the closing of the transaction was approximately $0.6 million for both of the three and six months ended November 30, 2012.

The unaudited pro forma information for the periods set forth below gives effect to the fiscal 2013 and fiscal 2012 acquisitions as if they had occurred at the beginning of the earliest period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, in thousands):

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Revenues	$156,289	$143,429	$281,241	$264,715

Income from operations	$16,939	$12,784	$24,631	$16,941

During the three and six month periods ended November 30, 2012, the Company incurred costs of $0.2 million and $0.9 million, respectively, in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month and six month periods ended November 30, 2012, the adjustments resulted in a net decrease of approximately $0.4 million and $1.2 million, respectively, to the Company’s acquisition-related contingent consideration liabilities, which were approximately $18.4 million as of November 30, 2012 and recorded on the balance sheet in accrued expenses and other long-term liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $0.4 million and $1.2 million for the three and six month periods ended November 30, 2012, respectively. Both the fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related costs have been classified as acquisition-related expense in the statement of operations for the three and six months ended November 30, 2012.

During the three and six month periods ended November 30, 2011, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. The adjustments resulted in a net decrease of $0.7 million to the Company’s acquisition-related contingent consideration liabilities, which were approximately $4.8 million as of November

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

30, 2011 and recorded on the balance sheet in accrued expenses and other long-term liabilities. These adjustments also resulted in a corresponding net increase to income from operations of $0.7 million. Additionally, the Company incurred costs of $0.4 million in connection with due diligence, professional fees, and other expenses for its fiscal 2012 acquisition activity. Both the fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related costs have been classified as acquisition-related expense in the statement of operations for the three and six months ended November 30, 2011.

6.                                      Accounts Receivable, net

Accounts receivable consist of the following:

	November 30, 2012	May 31, 2012

Trade accounts receivable	$108,332	$106,821
Allowance for doubtful accounts	(2,431)	(2,306)
Total	$105,901	$104,515

7.                                      Inventories, net

Inventories consist of the following:

	November 30, 2012	May 31, 2012

Raw materials	$3,237	$3,054
Work in process	2,342	2,232
Finished goods	3,615	4,287
Supplies	2,348	2,919
Total	$11,542	$12,492

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.4 million and $1.2 million as of November 30, 2012 and May 31, 2012, respectively.

8.                                      Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life (Years)	November 30, 2012	May 31, 2012

Land		$2,097	$1,892
Building and improvements	30-40	21,633	16,950
Office furniture and equipment	5-8	7,460	6,760
Machinery and equipment	5-7	114,146	105,096
		145,336	130,698
Accumulated depreciation and amortization		(75,540)	(67,171)
Property, plant and equipment, net		$69,796	$63,527

Depreciation expense for the three months ended November 30, 2012 and 2011 was approximately $4.6 million and $3.9 million, respectively. Depreciation expense for the six months ended November 30, 2012 and 2011 was approximately $9.0 million and $7.5 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2012	May 31, 2012

Accrued salaries, wages and related employee benefits	$21,206	$17,195
Contingent consideration, current portion	3,615	2,371
Accrued worker compensation and health benefits	3,165	3,678
Deferred revenues	2,864	5,390
Other accrued expenses	10,741	10,700
Total	$41,591	$39,334

10.                               Long-Term Debt

Long-term debt consists of the following:

	November 30, 2012	May 31, 2012
Senior credit facility:
Revolver	$37,349	$25,000
Notes payable	18,184	12,532
Other	4,132	2,697
	59,665	40,229
Less: Current maturities	(7,948)	(5,971)
Long-term debt, net of current maturities	$51,717	$34,258

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016.  The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit.  As of November 30, 2012, there were outstanding borrowings of $37.3 million and a total of $3.0 million of outstanding letters of credit under the current revolving credit facility.

Loans under the Credit Agreement bear interest, at the option of the Company, at LIBOR, plus an applicable margin ranging from 1% to 2%, or base rate less a margin ranging from 0.25% to 1.25%, based upon its Funded Debt Leverage Ratio.  Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA, as defined in the Credit Agreement, (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination.  The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1.  The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1.  Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1.  Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA, as defined in the Credit Agreement, for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination.  The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.  The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in its line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of November 30, 2012, the Company was in compliance with the terms of the credit agreement, and it will continuously monitor its compliance with the covenants contained in the new credit agreement.

Notes Payable and Other

In connection with certain of the acquisitions the Company has completed, it has, at various times, issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with interest rates ranging from 0% to 7%. The Company has discounted these obligations to reflect a 3.5% to 10% imputed interest rate. Unamortized discount on these notes was de minimis as of November 30, 2012 and totaled approximately $0.1 million as of May 31, 2012. Amortization is recorded as interest expense in the consolidated statement of operations. The Company also has payment obligations to the sellers or the shareholders of the sellers pursuant to non-compete agreements which require the sellers and shareholders of the sellers not to compete with the Company.  The payment obligations under these agreements range from 3 to 5 years.

In December 2011, the Company amended its credit agreement bringing the Company’s interest rate to current market rates. The Company has evaluated current market conditions and borrower credit quality and has determined that the carrying value of its long-term debt approximates fair value. The fair value of the Company’s notes payable and capital lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of November 30, 2012
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent considération	$—	$—	$18,382	$18,382
Total Liabilities	$—	$—	$18,382	$18,382

	As of May 31, 2012
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent considération	$—	$—	$13,513	$13,513
Total Liabilities	$—	$—	$13,513	$13,513

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of November 30, 2012, total potential acquisition-related contingent consideration ranged from zero to approximately $30.2 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next five years of operations. See Note 5 to these consolidated financial statements for further discussion of the Company’s acquisitions.

13.                               Subsequent Event

Subsequent to November 30, 2012, the Company completed acquisitions of two asset protection businesses, one located in France and one in Canada, to continue its market expansion strategy.  The Company’s cash outlay for these two acquisitions was approximately $6.6 million.  In addition to the cash consideration, the agreement for one of the acquisitions allows for contingent consideration to be earned based upon the acquired company achieving specific performance metrics over the next three years of operation.  The Company is in the process of completing the preliminary purchase price allocation.  These acquisitions were not individually or in the aggregate significant and no pro forma information has been included.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

14.                               Segment Disclosure

The Company’s three segments are:

Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.International. This segment offers services, products and systems similar to those of the other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

Products and Systems. This segment designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Costs incurred for general corporate services, including accounting, audit, and contract management, that are provided to the segments are reported within Corporate and eliminations. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the Services and International segments by the Products and Systems segment are reflected in the operating performance of each segment. All such intersegment transactions are eliminated in the Company’s consolidated financial reporting.

Segment income from operations is determined based on internal performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for stock-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology, marketing and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of depreciation on the corporate office facilities and equipment, administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011

Revenues
Services	$105,213	$96,909	$187,610	$172,598
International	26,777	11,857	51,206	21,630
Products and Systems	8,439	9,092	17,973	16,605
Corporate and eliminations	(2,700)	(3,638)	(5,673)	(5,166)
	$137,729	$114,220	$251,116	$205,667

Revenues by segment include intercompany transactions, which are eliminated in Corporate and eliminations.  The Services segment had sales to other operating segments of $1.1 million and $1.6 million for the three months ended November 30, 2012 and 2011, respectively. For the six months ended November 30, 2012 and 2011, the Services segment sales to other operating segments totaled $2.2 million and $1.8 million, respectively.

The International segment had sales to other operating segments of $0.1 million and $0.2 million for the three months ended November 30, 2012 and 2011. For the six months ended November 30, 2012 and 2011, the International segment sales to other operating segments totaled $0.3 million and $0.3 million, respectively.

The Products and Systems segment had sales to other operating segments of $1.4 million and $2.1 million for the three months ended November 30, 2012 and 2011, respectively. For the six months ended November 30, 2012 and 2011, the Products and Systems segment sales to other operating segments totaled $3.1 million and $3.4 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Gross profit
Services	$30,692	$27,053	$51,632	$47,361
International	7,299	4,246	14,380	7,677
Products and Systems	3,975	4,263	9,220	8,014
Corporate and eliminations	(61)	(347)	390	(417)
	$41,905	$35,215	$75,622	$62,635

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Income from operations
Services	$15,861	$13,616	$22,684	$20,776
International	1,287	1,354	2,882	2,090
Products and Systems	1,771	2,551	4,936	3,562
Corporate and eliminations	(2,913)	(3,450)	(6,504)	(6,386)
	$16,006	$14,071	$23,998	$20,042

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Depreciation and amortization
Services	$4,579	$4,298	$9,103	$8,401
International	1,412	444	2,459	804
Products and Systems	488	480	979	951
Corporate and eliminations	(17)	23	(40)	68
	$6,462	$5,245	$12,501	$10,224

	November 30, 2012	May 31, 2012
Intangible assets, net
Services	$15,294	$17,180
International	32,288	6,390
Products and Systems	9,831	10,095
Corporate and eliminations	788	804
	$58,201	$34,469

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2012	May 31, 2012
Goodwill
Services	$59,001	$58,746
International	44,733	24,481
Products and Systems	13,592	13,592
	$117,326	$96,819

	November 30, 2012	May 31, 2012
Long-lived assets
Services	$118,301	$120,846
International	101,763	47,825
Products and Systems	23,929	24,242
Corporate and eliminations	1,330	1,902
	$245,323	$194,815

	November 30, 2012	May 31, 2012
Total assets
Services	$201,121	$204,209
International	143,609	82,579
Products and Systems	35,568	43,914
Corporate and eliminations	729	(886)
	$381,027	$329,816

Revenues by geographic area for the three and six months ended November 30, 2012 and 2011, respectively, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2012	2011	2012	2011
Revenues
United States	$91,506	$91,323	$166,644	$162,799
Other Americas	20,195	11,059	33,120	20,857
Europe	22,231	8,476	38,908	14,076
Asia-Pacific	3,797	3,362	12,444	7,935
	$137,729	$114,220	$251,116	$205,667

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

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. As of November 30, 2012, we had approximately 4,200 employees in approximately 90 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 52% and 57% of our second quarter revenues of fiscal 2013 and 2012, respectively.

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

Consolidated Results of Operations

Three months ended November 30, 2012 compared to the three months ended November 30, 2011

Our consolidated results of operations for the three months ended November 30, 2012 and 2011 were as follows:

	Three months ended November 30,
	2012	2011
	($ in thousands)
Statement of Operations Data
Revenues	$137,729	$114,220
Cost of revenues	91,529	75,263
Depreciation	4,295	3,742
Gross profit	41,905	35,215
Selling, general and administrative expenses	23,362	19,378
Research and engineering	530	602
Depreciation and amortization	2,167	1,503
Acquisition-related expense	(160)	(339)
Income from operations	16,006	14,071
Interest expense	1,075	1,145
Income before provision for income taxes	14,931	12,926
Provision for income taxes	5,745	5,008
Net income	9,186	7,918
Net (income) loss attributable to noncontrolling interests, net of taxes	(23)	38
Net income attributable to Mistras Group, Inc.	$9,163	$7,956

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended November 30, 2012 and 2011 were as follows:

	Three months ended November 30,
	2012	2011
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$9,163	$7,956
Interest expense	1,075	1,145
Provision for income taxes	5,745	5,008
Depreciation and amortization	6,462	5,245
EBITDA	22,445	19,354
Stock compensation expense	1,572	1,545
Acquisition-related expense	(160)	(339)
Adjusted EBITDA	$23,857	$20,560

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP).  EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization.  Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, and, if applicable, certain acquisition-related expenses (including adjustments to the estimated fair value of contingent consideration) and certain non-recurring items (which items are listed below or in the reconciliation table above).

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

Revenues. Revenues were $137.7 million for the three months ended November 30, 2012 compared to $114.2 million for the three months ended November 30, 2011.   Revenues by segment for the second quarter of fiscal 2013 and 2012 were as follows:

	Three months ended November 30,
	2012	2011
Revenues
Services	$105,213	$96,909
International	26,777	11,857
Products and Systems	8,439	9,092
Corporate and eliminations	(2,700)	(3,638)
	$137,729	$114,220

We estimate our growth rates for the second quarter of fiscal 2013 and 2012 were as follows:

	Three months ended November 30,
	2012	2011
	($ in thousands)
Revenue growth	$23,509	$25,383
% Growth over prior year	20.6%	28.6%

Comprised of:
% of organic growth	1.6%	19.4%
% of acquisition growth	19.4%	8.8%
% foreign exchange increase (decrease)	(0.4)%	0.4%
	20.6%	28.6%

Revenues increased $23.5 million, or approximately 21%, for the three months ended November 30, 2012 compared to the three months ended November 30, 2011 as a result of growth in our International and Services segments. The growth in our International segment was principally attributable to growth from our fiscal 2012 and fiscal 2013 acquisitions, while growth in our Services segment was due to a combination of organic and acquisition growth.  In the second quarter of fiscal 2013, we estimate that our acquisition growth was approximately 19% compared to approximately 9% in the second quarter of fiscal 2012. For the second quarter of fiscal 2013 and 2012, we estimate that our organic growth rate was approximately 2% and 19%, respectively.

We continued to experience growth in many of our target markets during the second quarter of fiscal 2013.   Oil and gas is our largest target market and represented approximately 52% of total revenues in the second quarter of fiscal 2013, compared to approximately 57% in the second quarter of fiscal 2012. Oil and gas revenue in the second quarter of fiscal 2013 increased approximately 11% over the prior year with the largest increase coming from the midstream section of the oil and gas industry. We continued to experience significant growth in most of our other target markets outside of oil and gas, including power generation, aerospace, industrial and infrastructure.  Taken as a group, revenues for all target markets other than oil and gas grew approximately 33% in the second quarter of fiscal 2013 over the prior year period. Our largest customer in both periods was BP plc. (BP) and its affiliated companies, accounting for approximately 10% of our revenues in the second quarter of fiscal 2013 and approximately 17% in the second quarter of fiscal 2012.   Our top ten customers represented approximately 32% of our revenues in the second quarter of fiscal 2013 and fiscal 2012.

Gross Profit. Our gross profit was $41.9 million and increased $6.7 million, or 19% in the second quarter of fiscal 2013 compared to $35.2 million in the second quarter of fiscal 2012. Gross profit by segment for the three months ended November 30, 2012 and 2011 was as follows:

	Three months ended November 30,
	2012	2011
Gross profit
Services	$30,692	$27,053
International	7,299	4,246
Products and Systems	3,975	4,263
Corporate and eliminations	(61)	(347)
	$41,905	$35,215

As a percentage of revenues, our gross profit and its components for the three months ended November 30, 2012 and 2011 were as follows:

	Three months ended November 30,
	2012	2011
	($ in thousands)
Gross profit	$41,905	$35,215

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(66.5)%	(65.9)%
Depreciation	(3.1)%	(3.3)%
Total	30.4%	30.8%
Gross profit % decrease from prior year	(0.4)%	(0.5)%

As a percentage of revenues, our gross profit remained fairly consistent at approximately 30% for each of the second quarters of fiscal 2013 and fiscal 2012. Cost of revenues, excluding depreciation, as a percentage of revenues was 66.5% and 65.9% in the second quarter of fiscal 2013 and fiscal 2012, respectively. Depreciation expense included in the determination of gross profit for the second quarter of fiscal 2013 and fiscal 2012 was $4.3 million and $3.7 million, respectively.

The 40 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to the decrease in gross profit in our International segment, which relates to our fiscal 2012 acquisitions, as these companies primarily provide lower margin, traditional NDT services. Additionally, the service offerings in our International segment are increasing faster than our product sales, which also lower our gross profit margin. Also contributing to the decrease in gross profit as a percentage of revenues is a change in the mix of Products and Systems segment revenues, which in the quarter included lower margins on revenues from large inspection systems.  These decreases were offset by improvements in our Services Segment utilization rates, reducing both our unbillable labor by 0.2% and our direct overtime labor by 1.3%.

Income from Operations. Our income from operations by segment for the three months ended November 30, 2012 and 2011 were as follows:

	Three months ended November 30,
	2012	2011
Income from operations
Services	$15,861	$13,616
International	1,287	1,354
Products and Systems	1,771	2,551
Corporate and eliminations	(2,913)	(3,450)
	$16,006	$14,071

Our income from operations of $16.0 million for the second quarter of fiscal 2013 increased $1.9 million, or 14%, compared to the second quarter of fiscal 2012. As a percentage of revenues, our income from operations was approximately 12% in each of the the second quarters of fiscal 2013 and fiscal 2012, respectively.

Our SG&A expenses, as a percentage of revenues, was approximately 17% for each of the second quarters of fiscal 2013 and 2012, increasing approximately $4.0 million in fiscal 2013. Of this amount, SG&A for companies acquired within the last twelve months accounted for approximately $3.5 million of the total increase.  The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $0.2 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included an increase to the provision for doubtful accounts of approximately $0.3 million and increased marketing costs of $0.2 million.  Depreciation and amortization included in the determination of income from operations for the second quarter of fiscal 2013 and fiscal 2012 was $2.2 million and $1.5 million, respectively.

Our acquisition-related expense for the second quarter of fiscal 2013 was attributed to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $0.4 million. This was offset by $0.2 million in professional fees and other expenses in connection with our fiscal 2013 acquisition activity.  Our acquisition-related expense for the second quarter of fiscal 2012 was attributed to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities resulting in a net increase to income from operations of $0.7 million. This was offset by $0.4 million in professional fees and other expenses in connection with our fiscal 2012 acquisition activity.

Interest Expense. Interest expense was approximately $1.1 million for each of the second quarters of fiscal 2013 and 2012, respectively. The slight decrease in the second quarter of fiscal 2013 related to higher interest accretion in the prior year quarter related to the estimated fair value of our contingent consideration liabilities in connection with our acquisitions.  This was offset by an increase in average borrowings in the current year quarter.

Net Income Attributable to Noncontrolling Interests, net of taxes. The net income attributable to noncontrolling interests for the three months ended November 30, 2012 is primarily related to the net income earned by certain of our subsidiaries in Brazil and the U.K.

Income Taxes. Our effective income tax rate was approximately 38% and 39% for the three months ended November 30, 2012 and November 30, 2011, respectively. The decrease was primarily due to changes in the geographic mix of earnings in various state and foreign jurisdictions, partially offset by an increase related to the impact of certain permanent tax differences.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the second quarter of fiscal 2013 was $9.2 million, or 7% of our revenues, an increase of $1.2 million over the second quarter of fiscal 2012, which was $8.0 million, or 7% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses, depreciation expense, and our provision for income taxes.

Consolidated Results of Operations

Six months ended November 30, 2012 compared to the six months ended November 30, 2011

Our consolidated results of operations for the six months ended November 30, 2012 and 2011 were as follows:

	Six months ended November 30,
	2012	2011
	($ in thousands)
Statement of Operations Data
Revenues	$251,116	$205,667
Cost of revenues	167,055	135,790
Depreciation	8,439	7,242
Gross profit	75,622	62,635
Selling, general and administrative expenses	46,854	38,759
Research and engineering	1,047	1,191
Depreciation and amortization	4,062	2,982
Acquisition-related expense	(339)	(339)
Income from operations	23,998	20,042
Interest expense	2,121	1,806
Income before provision for income taxes	21,877	18,236
Provision for income taxes	8,400	7,124
Net income	13,477	11,112
Net (income) loss attributable to noncontrolling interests, net of taxes	(33)	72
Net income attributable to Mistras Group, Inc.	$13,444	$11,184

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the six months ended November 30, 2012 and 2011, were as follows:

	Six months ended November 30,
	2012	2011
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$13,444	$11,184
Interest expense	2,121	1,806
Provision for income taxes	8,400	7,124
Depreciation and amortization	12,501	10,224
EBITDA	36,466	30,338
Stock compensation expense	3,206	2,547
Acquisition-related expense	(339)	(339)
Adjusted EBITDA	$39,333	$32,546

See explanation and definition of EBITDA and Adjusted EBITDA above on page 22.

Revenues. Revenues were $251.1 million for the six months ended November 30, 2012 compared to $205.7 million for the six months ended November 30, 2011.   Revenues by segment for the six months ended November 30, 2012 and 2011 were as follows:

	Six months ended November 30,
	2012	2011
Revenues
Services	$187,610	$172,598
International	51,206	21,630
Products and Systems	17,973	16,605
Corporate and eliminations	(5,673)	(5,166)
	$251,116	$205,667

We estimate our growth rates for the six months ended November 30, 2012 and 2011, respectively, were as follows:

	Six months ended November 30,
	2012	2011
	($ in thousands)
Revenue growth	$45,449	$48,420
% Growth over prior year	22.1%	30.8%

Comprised of:
% of organic growth	4.8%	19.4%
% of acquisition growth	18.2%	10.3%
% foreign exchange increase (decrease)	(0.9)%	1.1%
	22.1%	30.8%

Revenues increased $45.4 million, or approximately 22%, for the six months ended November 30, 2012 compared to the six months ended November 30, 2011 as a result of growth in all our segments, but principally attributable to growth in our International segment. Our International segment revenue growth primarily resulted from our fiscal 2012 acquisitions.  For the six months ended November 30, 2012, we estimate that our acquisition growth was approximately 18% compared to approximately 10%, in the six months ended November 30, 2011. For the six months ended November 30, 2012 and 2011, we estimate that our organic growth rate was approximately 5% and 19%, respectively.

We continued to experience growth in many of our target markets during the first six months of fiscal 2013.  Oil and gas is our largest target market and in the first six months of fiscal 2013 represented approximately 50% of total revenues, compared to approximately 56% in the comparable period of fiscal 2012. Oil and gas revenue in the first six months of fiscal 2013 increased approximately 8% over the prior year period with the largest increases coming from the midstream section of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including power generation, aerospace and defense, industrial, infrastructure and process industries, which include chemical and pharmaceutical.  Taken as a group, revenues for all target markets other than oil and gas grew approximately 40% in the six months ended November 30, 2012 over the comparable prior year period. Our largest customer in both periods was BP plc., (BP), accounting for approximately 11% and 16% of our revenues for the six months ended November 30, 2012 and 2011, respectively.   Our top ten customers represented approximately 31% and 41% of our revenues for the six months ended November 30, 2012 and 2011.

Gross Profit. Our gross profit was $75.6 million and increased $13.0 million, or 21%, during the six months ended November 30, 2012 compared to $62.6 million during the six months ended November 30, 2011. Gross profit by segment for the six months ended November 30, 2012 and 2011 were as follows:

	Six months ended November 30,
	2012	2011
	($ in thousands)
Gross profit
Services	$51,632	$47,361
International	14,380	7,677
Products and Systems	9,220	8,014
Corporate and eliminations	390	(417)
	$75,622	$62,635

As a percentage of revenues, our gross profit and its components for the six months ended November 30, 2012 and 2011, respectively, were as follows:

	Six months ended November 30,
	2012	2011
	($ in thousands)
Gross profit	$75,622	$62,635

Gross profit % comprised of:
Revenues	100.0%	100.0%
Cost of revenues	(66.6)%	(66.0)%
Depreciation	(3.4)%	(3.5)%
Total	30.0%	30.5%
Gross profit % decrease from prior year	(0.5)%	(0.4)%

As a percentage of revenues, our gross profit decreased 50 basis points to approximately 30.0% in the first six months of fiscal 2013 compared to the comparable prior year period. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 67% and 66% in the six months ended November 30, 2012 and 2011, respectively. Depreciation expense included in the determination of gross profit for the six months ended November 30, 2012 and 2011 was $8.4 million and $7.2 million, respectively.

The 50 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to decrease in gross profit in our International segment, which relates to our fiscal 2012 acquisitions, as these companies primarily provide lower margin, traditional NDT services. Additionally, the service offerings in our International segment are increasing faster than our product sales, which also lowers our gross profit margin. These decreases were offset by improvements in our Products and Systems segment due to a change in the mix of overall products sales in the six months ended November 30, 2012 compared to the prior year period.

Income from Operations. Our income from operations by segment for the six months ended November 30, 2012 and 2011 were as follows:

	Six months ended November 30,
	2012	2011
	($ in thousands)
Income from operations
Services	$22,684	$20,776
International	2,882	2,090
Products and Systems	4,936	3,562
Corporate and eliminations	(6,504)	(6,386)
	$23,998	$20,042

Our income from operations of $24.0 million for the six months November 30, 2012 increased $4.0 million, or 20%, compared to $20.0 million for the six months ended November 30, 2011. As a percentage of revenues, our income from operations was approximately 10% for each of the six months ended November 30, 2012 and 2011, respectively.

Our SG&A expenses, as a percentage of revenues, was approximately 19% for each of the six month periods ended November 31, 2012 and 2011, increasing approximately $8.1 million in fiscal 2013. Of this amount, SG&A for companies acquired within the last twelve months accounted for approximately $5.4 million of the total increase. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $1.4 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included increased stock compensation costs of $0.7 million, marketing costs of $0.3 million and professional fees of $0.2 million. Depreciation and amortization included in the determination of income from operations for the six months ended November 30, 2012 and 2011 was $4.1 million, or 2% of revenues, and $3.0 million, or 1% of revenues, respectively.

Our acquisition-related expense for the six months ended November 30, 2012 resulted from adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $1.2 million. This was offset by $0.9 million in professional fees and other expenses in connection with our fiscal 2013 acquisition activity.  Our acquisition-related expense for the six months ended November 30, 2011 resulted from adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities resulting in a net increase to income from operations of $0.7 million. This was offset by $0.4 million in professional fees and other expenses in connection with our fiscal 2012 acquisition activity.

Interest Expense. Interest expense for the six months ended November 30, 2012 was $2.1 million, an increase of $0.3 million when compared to the prior year period.  The increase related to an increase in average borrowings in the current year period compared to the prior year and higher interest accretion in fiscal 2012 from the estimated fair value of our contingent consideration liabilities related to our acquisitions.

Net Income Attributable to Noncontrolling Interests, net of taxes. The net income attributable to noncontrolling interests for the six months ended November 30, 2012 and 2011 is primarily related to the net income earned by certain of our subsidiaries in Russia and the U.K.

Income Taxes. Our effective income tax rate was approximately 38% and 39% for the six months ended November 30, 2012 and November 30, 2011, respectively. The decrease was primarily due to changes in the geographic mix of earnings in various state and foreign jurisdictions, partially offset by an increase related to the impact of certain permanent tax differences.

Net Income Attributable to Mistras Group, Inc. Net income attributable to Mistras Group, Inc. for the six months ended November 30, 2012 was $13.4 million, an increase of $2.3 million over net income attributable to Mistras Group, Inc. for the six months ended November 30, 2011, which was $11.2 million, each representing 5% of revenues. The increase in net income was primarily the result of our revenue growth, partially offset by increases in our SG&A expenses, depreciation expense and our provision for income taxes.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Six months ended November 30,
	2012	2011
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$27,396	$421
Investing Activities	(32,303)	(18,199)
Financing Activities	4,644	12,286
Effect of exchange rate changes on cash	(162)	(68)
Net change in cash and cash equivalents	$(425)	$(5,560)

Cash Flows from Operating Activities

During the six months ended November 30, 2012, cash provided by our operating activities was $27.4 million, an increase of $27.0 million from the comparable period of fiscal 2012. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $30.1 million. In addition, the Company significantly reduced its investment in operating assets and liabilities, net of acquisitions, during the period through better management of accounts receivable and other elements of working capital, which also contributed to the increase.  Also, the Company had approximately $2.9 million in lower tax payments in fiscal 2013 due to a deferral in the timing of estimated tax payments granted by the Internal Revenue Service related to the hurricane in the northeast United States in October 2012.

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

Cash Flows from Investing Activities

During the six months ended November 30, 2012, cash used in investing activities was $32.3 million, an increase of $14.1 million from the comparable period of fiscal 2012. Cash used in investing activities included our acquisition of an asset protection company in Germany for cash payments aggregating $27.0 million, net of cash acquired.  Also contributing to the increase were cash purchases of property, plant and equipment of $5.2 million, which were related to equipment used by our technicians.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.6 million for the six months ended November 30, 2012, a decrease of $7.6 million from the comparable period of fiscal 2012.  Net cash used in financing activities related primarily to net borrowings of $12.3 million from our revolving credit facility offset by payments of capital lease obligations, notes payable and other long-term debt, and contingent consideration of $3.4 million, $3.1 million, 1.3 million, respectively.

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

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($0.2) million and ($0.1) million for the six months ended November 30, 2012 and 2011, respectively.

Cash Balance and Credit Facility Borrowings

As of November 30, 2012, we had cash and cash equivalents totaling $8.0 million and available borrowing capacity of $84.7 million under our current revolving credit facility. As of November 30, 2012, there were outstanding borrowings of 37.3 million and a total of $3.0 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the Credit Agreement bear interest at our option, at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 0.25% to 1.25%, or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA, as defined in the Credit Agreement, (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

The Credit Agreement contains financial covenants requiring that we maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA, as defined in the Credit Agreement, for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of us and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The Credit Agreement also limits our ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit our ability to acquire other businesses or companies except that the acquired business or company must be in our line of business, we must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of November 30, 2012, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our new credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations and cash borrowed under our revolving credit facility. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our revolving credit facility. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also seek to obtain capital through the issuance of debt or equity securities, or a combination of both.  As of December 31, 2012, there were outstanding borrowings of approximately $40.0 million and approximately $3.0 million of outstanding letters of credit under our revolving credit facility.

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

Our anticipated acquisitions may also require capital. Since the beginning of fiscal 2013 through January 8, 2013, we completed the acquisition of three companies, with an initial cash outlay of $34.9 million.  In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Contractual Obligations

In September 2012, the Company completed an acquisition of an asset protection company in Germany specializing in destructive and non-destructive services and inspection. The Company acquired 100% of the common stock of the acquiree in exchange for approximately $28.3 million in cash, and $7.7 million in notes payable. The note is payable in three equal installments of approximately $2.6 million due on each anniversary of the closing date.  In addition, the acquisition agreement provides for annual contingent consideration payments of up to $2.6 million upon the achievement of specific annual performance metrics over the next five years of operations.

Off-balance Sheet Arrangements

During the six months ended November 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive loss in stockholders’ equity. We had approximately $0.5 million of foreign currency translation losses in other comprehensive income for the first six months of fiscal 2013. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our revolving credit facility currently ranges from 1.30% to 2.30% and is variable and adjusts periodically. As of November 30, 2012, there were outstanding borrowings of $37.3 million under our revolving credit facility.  A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations.

From time to time, we may enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. As of November 30, 2012, we had no such contracts in effect.

We had cash and cash equivalents of $8.0 million as of November 30, 2012. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

ITEM 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

While management cannot predict the ultimate outcome of this matter, based on our internal investigation to date, management does not believe the outcome will have a material effect on the Company’s financial condition, results of operations, or its cash flows.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

None.

ITEM 3.                Defaults Upon Senior Securities

None.

ITEM 4.                Mine Safety Disclosures

Not applicable.

ITEM 5.                Other Information

The Balance Sheet as of November 30, 2012 included in this filing differs from a Balance Sheet for the same period that was included in our Current Report on Form 8-K filed on January 8, 2013. The Balance Sheet in this report includes a subsequent adjustment of $8.2 million which increased the following Balance Sheet accounts by this amount:  (1) Goodwill, (2) Deferred Income Taxes, and (3) the total line items Total Assets, Total Liabilities and Total Liabilities, Preferred Stock and Equity.  No other financial statements were impacted by this adjustment.

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

Date: January 9, 2013