Form 10-Q
period 2013-02-28
Mistras Group, Inc.
filed 2013-04-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

As of April 1, 2013, the registrant had 28,194,980 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                         Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(in thousands, except share and per share data)

	February 28, 2013	May 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$8,903	$8,410
Accounts receivable, net	108,686	104,515
Inventories, net	12,126	12,492
Deferred income taxes	1,891	1,885
Prepaid expenses and other current assets	12,763	6,321
Total current assets	144,369	133,623
Property, plant and equipment, net	69,846	63,527
Intangible assets, net	56,428	34,469
Goodwill	125,532	96,819
Other assets	739	1,378
Total assets	$396,914	$329,816

LIABILITIES, PREFERRED STOCK AND EQUITY
Current Liabilities
Current portion of long-term debt	$7,730	$5,971
Current portion of capital lease obligations	6,714	5,951
Accounts payable	8,298	11,944
Accrued expenses and other current liabilities	43,411	39,334
Income taxes payable	1,997	1,119
Total current liabilities	68,150	64,319
Long-term debt, net of current portion	65,210	34,258
Obligations under capital leases, net of current portion	11,859	13,094
Deferred income taxes	14,582	4,901
Other long-term liabilities	21,447	19,996
Total liabilities	181,248	136,568

Commitments and contingencies
Preferred stock, 10,000,000 shares authorized	—	—
Equity
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,194,980 and 28,025,507 shares issued and outstanding as of February 28, 2013 and May 31, 2012, respectively	282	280
Additional paid-in capital	193,512	188,443
Retained earnings	23,531	7,336
Accumulated other comprehensive loss	(1,928)	(3,047)
Total Mistras Group, Inc. stockholders’ equity	215,397	193,012
Noncontrolling interest	269	236
Total equity	215,666	193,248
Total liabilities, preferred stock and equity	$396,914	$329,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues:
Services	$124,510	$94,253	$351,466	$281,097
Products	9,151	9,865	33,311	28,688
Total revenues	133,661	104,118	384,777	309,785
Cost of revenues:
Cost of services	91,209	66,336	248,769	194,270
Cost of products sold	3,527	4,238	13,022	12,094
Depreciation related to services	4,465	3,760	12,565	10,639
Depreciation related to products	254	200	593	563
Total cost of revenues	99,455	74,534	274,949	217,566
Gross profit	34,206	29,584	109,828	92,219
Selling, general and administrative expenses	27,209	20,806	74,063	59,565
Research and engineering	754	578	1,801	1,769
Depreciation and amortization	2,473	1,805	6,535	4,787
Acquisition-related expense, net (See Note 5)	(1,212)	973	(1,006)	1,009
Income from operations	4,982	5,422	28,435	25,089
Other expenses
Interest expense	882	690	2,458	2,121
Loss on extinguishment of long-term debt	—	113	—	113
Income before provision for income taxes	4,100	4,619	25,977	22,855
Provision for income taxes	1,349	1,548	9,749	8,672
Net income	2,751	3,071	16,228	14,183
Net (income) loss attributable to noncontrolling interests, net of taxes	—	(34)	(33)	38
Net income attributable to Mistras Group, Inc.	$2,751	$3,037	$16,195	$14,221
Earnings per common share (see Note 4):
Basic	$0.10	$0.11	$0.58	$0.51
Diluted	$0.09	$0.11	$0.56	$0.50
Weighted average common shares outstanding:
Basic	28,175	27,921	28,121	27,794
Diluted	29,101	28,829	29,078	28,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$2,751	$3,071	$16,228	$14,183

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,633	(615)	1,119	(1,990)
Other comprehensive income (loss)	1,633	(615)	1,119	(1,990)
Comprehensive income	4,384	2,456	17,347	12,193
Comprehensive (income) loss attributable to noncontrolling interests	—	(34)	(33)	38
Foreign currency translation adjustments	—	5	—	12
Comprehensive income attributable to Mistras Group, Inc.	$4,384	$2,427	$17,314	$12,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Changes in Equity

(in thousands)

						Total
					Accumulated	Mistras Group,
			Additional		other	Inc.
	Common Stock		paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	capital	earnings	income (loss)	Equity	Interest	Total Equity

Nine months ended February 28, 2013:
Balance at May 31, 2012	28,026	$280	$188,443	$7,336	$(3,047)	$193,012	$236	$193,248

Net income	—	—	—	16,195	—	16,195	33	16,228
Other comprehensive income, net of tax	—	—	—	—	1,119	1,119	—	1,119
Stock compensation	13	—	4,749	—	—	4,749	—	4,749
Net settlement on vesting of restricted stock units	85	1	(807)	—	—	(806)	—	(806)
Excess tax benefit from stock compensation	—	—	455	—	—	455	—	455
Exercise of stock options	71	1	672	—	—	673	—	673
Balance at February 28, 2013	28,195	$282	$193,512	$23,531	$(1,928)	$215,397	$269	$215,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	February 28, 2013	February 29, 2012

Cash flows from operating activities
Net income	$16,228	$14,183
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,693	15,989
Deferred income taxes	1,530	(479)
Provision for doubtful accounts	(345)	189
Loss on extinguishment of long-term debt	—	113
Loss (gain) on sale of assets	3	(40)
Amortization of deferred financing costs	94	116
Stock compensation expense	4,749	3,791
Foreign currency loss	51	231
Changes in operating assets and liabilities, net of effect of acquisitions of businesses
Accounts receivable	6,076	(10,160)
Inventories	985	(2,624)
Prepaid expenses and other current assets	(5,625)	(1,386)
Other assets	652	(42)
Accounts payable	(5,772)	(1,310)
Income taxes payable	(743)	(2,302)
Accrued expenses and other liabilities	(10,028)	4,703
Net cash provided by operating activities	27,548	20,972
Cash flows from investing activities
Purchase of property, plant and equipment	(8,915)	(6,407)
Purchase of intangible assets	(897)	(437)
Acquisition of businesses, net of cash acquired	(33,601)	(26,273)
Proceeds from sale of equipment	1,028	301
Net cash used in investing activities	(42,385)	(32,816)
Cash flows from financing activities
Repayment of capital lease obligations	(5,054)	(5,136)
Repayment of notes payable and other long-term debt	(4,628)	(4,420)
Net borrowings from current revolver	26,008	19,050
Net repayments of other short-term borrowings	—	(1,868)
Proceeds from borrowings of long-term debt	309	837
Payment of financing costs	—	(623)
Payment of contingent consideration for business acquisitions	(1,887)	—
Taxes paid related to net share settlement of restricted stock units	(806)	(281)
Excess tax benefit from stock compensation	455	405
Proceeds from the exercise of stock options	673	1,477
Net cash provided by financing activities	15,070	9,441
Effect of exchange rate changes on cash and cash equivalents	260	(545)
Net change in cash and cash equivalents	493	(2,948)
Cash and cash equivalents
Beginning of period	8,410	10,879
End of period	$8,903	$7,931
Supplemental disclosure of cash paid
Interest	$2,422	$1,720
Income taxes	$13,605	$11,995
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,896	$8,613
Issuance of notes payable and other debt obligations primarily related to acquisitions	$7,715	$2,444

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013. The balance sheet at May 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read together with the financial statements and notes included in our Annual Report on Form 10-K for the year ended May 31, 2012 and other consolidated financial statements of the Company as filed with the Securities and Exchange Commission. In this quarterly report, the Company’s fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2012 is referred to as “fiscal 2012”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly or majority-owned subsidiaries. Where the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in equity in the accompanying consolidated balance sheets. The noncontrolling interest in net income, net of tax, is classified separately in the accompanying consolidated statements of operations.

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the companies in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one-month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements as of or for any period presented.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

During the third quarter of fiscal 2013, the Company reclassified amounts related to interest accretion imputed on its acquisition-related contingent consideration liabilities from interest expense to acquisition-related expense, net, which is a component of income from operations. During fiscal 2012, the amounts reclassified were $0.4 million and $0.1 million for the three month periods ended November 30, 2011 and February 29, 2012, respectively. For the three months ended August 31, 2011 there was no expense related to interest accretion imputed on our acquisition-related contingent consideration liabilities. During fiscal 2013, the amounts reclassified were $0.3 million and $0.2 million for the three month periods ended August 31, 2012 and November 30, 2012, respectively. See Note 5 to these unaudited condensed consolidated financial statements for further discussion with regards to acquisition related expense, net.

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

Multiple-element Arrangements

The Company occasionally enters into transactions that represent multiple-element arrangements, which may include any combination of services, software, and hardware. When a sales arrangement contains multiple elements, such as hardware and services and/or software products, the Company allocates revenue to each element that has stand-alone value based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or estimated selling price (ESP) if neither VSOE nor TPE is available. The Company has historically utilized the VSOE due to the nature of its products. In software multiple element arrangements that include non-software

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

elements, and where software is essential to the functionality of the non-software elements, these elements are bundled together as one unit of accounting for purposes of allocating revenue to units of accounting based on the aforementioned selling price hierarchy.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements. The more significant estimates include valuation of goodwill and intangible assets acquired in connection with business combinations, useful lives of long-lived assets, allowances for doubtful accounts, inventory valuation, reserves for self-insured workers compensation and health benefits, contingent consideration liabilities, and provision for income taxes. Actual results could differ from those estimates.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of the acquired business at the date of acquisition. The Company tests for impairment annually, in its fiscal fourth quarter. The most recent annual test for impairment performed for fiscal 2012 did not identify any instances of impairment and there were no events through February 28, 2013 which the Company believes warranted a reconsideration of the impairment test results.

Intangible assets are recorded at cost. Intangible assets recognized through the completion of a business combination are recorded at fair value on the date of acquisition. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.

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

The Company primarily sells to large companies, extends reasonably short collection terms, performs credit evaluations and does not require collateral. The Company maintains reserves for potential credit losses.

The Company has one customer, BP plc. (BP), which accounted for 13% and 16% of revenues for the three months ended February 28, 2013 and February 29, 2012, respectively, and 12% and 16% of revenues for the nine months ended February 28, 2013 and February 29, 2012, respectively. Accounts receivable from this customer were approximately 13% and 9% of total accounts receivable, net, as of February 28, 2013 and May 31, 2012, respectively. The relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization. The Company conducts business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration). These contracts are typically negotiated locally with the specific BP division or affiliate, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided.  Most contracts are based on time and materials.

Equity-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The Company uses the “straight-line” attribution method for allocating compensation costs and recognizes the fair value of each equity award on a straight-line basis over the requisite service periods of the related awards.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the stock option awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the expected term of stock option awards and the estimated volatility of the Company’s common stock price. The Black-Scholes model is sensitive to changes in these two variables.  Since the Company’s initial public offering (IPO) on October 7, 2009, the expected term of the Company’s stock options is generally determined using the simplified method. Expected stock price volatility is typically

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

based on the daily historical trading data for a period equal to the expected term. Because the Company’s historical trading data only dates back to the IPO, the Company has estimated expected volatility using an analysis of the stock price volatility of comparable peer companies.  Prior to the Company’s IPO, the exercise price equaled the estimated fair market value of the Company’s common stock, as determined by its board of directors. Since the Company’s IPO, the exercise price of stock option grants is determined using the closing market price of the Company’s common stock on the date of grant.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The update requires an entity to present either parenthetically on the face of the financial statement where net income is presented or in the notes to the financial statements, the effect of significant items reclassified in their entirety from accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under GAAP. For items that are not required by GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures as required by GAAP. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Equity Awards

The Company has a Long-Term Incentive Plan (the 2009 Plan). Awards may be granted in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which 1,453,000 shares were available for future grants as of February 28, 2013. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of February 28, 2013, there was an aggregate of approximately 2,472,000 stock options outstanding and approximately 552,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

No stock options were granted during the three or nine month periods ended February 28, 2013 or February 29, 2012.

The Company recognized stock-based compensation expense related to stock option awards of approximately $0.8 million for each of the three month periods ended February 28, 2013 and February 29, 2012. For the nine months ended February

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

28, 2013 and February 29, 2012, the Company recognized stock-based compensation expense related to stock option awards of $2.3 million and $2.4 million, respectively. As of February 28, 2013, there was approximately $1.5 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of approximately 0.5 years. Cash proceeds from and the aggregate intrinsic value of stock options exercised during the three and nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Cash proceeds from options exercised	$321	$152	$672	$1,477
Aggregate intrinsic value of options exercised	$370	$337	$856	$3,399

The Company also recognized approximately $0.8 million and $0.5 million during the three months ended February 28, 2013 and February 29, 2012, respectively, in stock-based compensation expense related to restricted stock unit awards. For the nine months ended February 28, 2013 and February 29, 2012, the Company recognized stock-based compensation expense related to restricted stock unit awards of $2.1 million and $1.1 million, respectively. As of February 28, 2013, there was approximately $8.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.7 years.

In June 2012 and October 2011, the Company granted approximately 13,000 and 9,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.3 million and $0.2 million, respectively, which is included in the stock-based compensation expense recorded during the nine months ended February 28, 2013 and February 29, 2012.

During the nine months ended February 28, 2013 and February 29, 2012, approximately 123,000 and 52,000 restricted stock units vested, respectively. The fair value of these units upon vesting was $1.9 million and $0.5 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first nine months of fiscal 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 37,000 and 16,000 shares in the first nine months of fiscal 2013 and 2012, respectively. The shares withheld were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.8 million and $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows for the nine months ended February 28, 2013 and February 29, 2012, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

4.             Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Mistras Group Inc. by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects: (i) only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$2,751	$3,037	$16,195	$14,221
Denominator:
Weighted average common shares outstanding	28,175	27,921	28,121	27,794
Basic earnings per share	$0.10	$0.11	$0.58	$0.51

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$2,751	$3,037	$16,195	$14,221
Denominator:
Weighted average common shares outstanding	28,175	27,921	28,121	27,794
Dilutive effect of stock options outstanding	815	795	806	688
Dilutive effect of restricted stock units outstanding	111	113	151	81
	29,101	28,829	29,078	28,563
Diluted earnings per share	$0.09	$0.11	$0.56	$0.50

5.             Acquisitions

During fiscal 2013, the Company completed the acquisition of three asset protection companies specializing in destructive and non-destructive services and inspection, and in-house component inspection. Two of these companies are intended to complement the service offerings within the International segment and to expand Mistras’ footprint in Europe. The other company, located in Canada, is intended to complement the service offerings within the Services segment.  In these acquisitions, the Company acquired 100% of the common stock of each acquiree in exchange for an aggregate of approximately $35.0 million in cash and $7.7 million in notes payable over three years. In addition to the cash and debt consideration related to these acquisitions, the Company accrued a liability of approximately $8.3 million, which represents the estimated fair value of contingent consideration expected to be payable in the event that the acquired companies achieve specific performance metrics over the next five years of operations. The total potential contingent consideration for these acquisitions ranges from zero to $15.0 million as of February 28, 2013.

The assets and liabilities of the acquired business were included in the consolidated balance sheets as of February 28, 2013 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired, as well as the contingent consideration. These valuations and the related purchase price allocations are expected to be finalized prior to the end of the Company’s fourth quarter of fiscal 2013. The results of operations for these acquisitions are included, as appropriate, in the Services segment’s and International segment’s results of operations from the respective date of acquisition. The Company’s preliminary allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for the Company’s fiscal 2013 acquisitions:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Number of entities	3

Cash paid	$34,968
Subordinated notes issued	7,715
Contingent consideration	8,329

Purchase price	$51,012

Current assets acquired, net	1,064
Debt and other long-term liabilities	(4,541)
Property, plant and equipment	8,945
Deferred tax liability	(7,934)
Intangibles, primarily customer relationships	25,823
Goodwill	27,655
Net assets acquired	$51,012

The amortization period of intangible assets acquired ranges from two to twelve years. The Company recorded approximately $27.7 million of goodwill in connection with its fiscal 2013 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. The goodwill recognized in connection with these three acquisitions is not expected to be deductible for tax purposes.

The Company also has two acquisitions that were completed in the fourth quarter of fiscal 2012 for which the Company is still in the process of completing the allocation of the consideration transferred, including the valuation of the intangible assets acquired. These valuations and related purchase price allocations are expected to be finalized prior to the end of the Company’s fourth quarter of fiscal 2013. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for the Company’s fiscal 2012 acquisitions that have not yet been finalized:

Number of entities	2

Cash paid	$2,968
Subordinated notes issued	904
Contingent consideration	464

Purchase price	$4,336

Current assets acquired, net	48
Debt and other long-term liabilities	—
Property, plant and equipment	791
Deferred tax liability	(300)
Intangibles, primarily customer relationships	2,222
Goodwill	1,575
Net assets acquired	$4,336

There have been no significant changes during fiscal 2013 to the initial purchase price allocations for which the final purchase price allocation is not yet complete.

Revenues for the acquisitions completed in fiscal 2013 for the period subsequent to the closing of the transaction were approximately $18.5 million and $24.9 million for the three and nine months ended February 28, 2013, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Income from operations for these acquisitions for the period subsequent to the closing of each respective transaction was approximately $0.4 million and $1.0 million for the three and nine months ended February 28, 2013, respectively.

The unaudited pro forma information for the periods set forth below gives effect to the fiscal 2013 acquisitions as if they had occurred at the beginning of each period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, in thousands):

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues	$134,630	$127,028	$419,146	$394,866

Income from operations	$4,818	$3,874	$30,093	$22,263

During the three and nine month periods ended February 28, 2013, the Company incurred costs of $0.3 million and $1.2 million, respectively, in connection with due diligence, professional fees, and other expenses for its fiscal 2013 acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month and nine month periods ended February 28, 2013, the adjustments resulted in a net decrease of approximately $2.0 million and $3.1 million, respectively, to the Company’s acquisition-related contingent consideration liabilities, which were approximately $17.5 million as of February 28, 2013 and recorded on the balance sheet in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $2.0 million and $3.2 million for the three and nine month periods ended February 28, 2013, respectively. The Company recorded interest accretion related to its contingent consideration liabilities of $0.5 million and $1.0 million for the three and nine months ended February 28, 2013. The fair value adjustments to acquisition-related contingent consideration liabilities, related interest accretion and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the statement of operations for the three and nine months ended February 28, 2013.

During the three and nine month periods ended February 29, 2012, the Company incurred costs of $1.0 million and $1.4 million, respectively, in connection with due diligence, professional fees, and other expenses for its fiscal 2012 acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month and nine month periods ended February 29, 2012, the adjustments resulted in a net decrease of approximately $0.1 million and $0.9 million, respectively, to the Company’s acquisition-related contingent consideration liabilities, which were approximately $7.5 million as of February 29, 2012 and recorded on the balance sheet in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $0.1 million and $0.9 million for the three and nine month periods ended February 29, 2012, respectively. The Company recorded interest accretion related to its contingent consideration liabilities of $0.1 million and $0.5 million for the three and nine months ended February 29, 2012. The fair value adjustments to acquisition-related contingent consideration liabilities, related interest accretion and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the statement of operations for the three and nine months ended February 29, 2012.

Interest accretion for the three and nine month periods ended February 28, 2013 and February 29, 2012, respectively, was previously recorded in interest expense.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

6.             Accounts Receivable, net

Accounts receivable consist of the following:

	February 28, 2013	May 31, 2012

Trade accounts receivable	$110,334	$106,821
Allowance for doubtful accounts	(1,648)	(2,306)
Total	$108,686	$104,515

7.                                      Inventories, net

Inventories consist of the following:

	February 28, 2013	May 31, 2012

Raw materials	$3,230	$3,054
Work in process	2,594	2,232
Finished goods	3,794	4,287
Supplies	2,508	2,919
Total	$12,126	$12,492

Inventories are net of reserves for slow-moving and obsolete inventory of approximately $1.5 million and $1.2 million as of February 28, 2013 and May 31, 2012, respectively.

8.             Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life
	(Years)	February 28, 2013	May 31, 2012
Land		$1,953	$1,892
Building and improvements	30-40	21,044	16,950
Office furniture and equipment	5-8	5,247	6,760
Machinery and equipment	5-7	119,225	105,096
		147,469	130,698
Accumulated depreciation and amortization		(77,623)	(67,171)
Property, plant and equipment, net		$69,846	$63,527

Depreciation expense for the three months ended February 28, 2013 and February 29, 2012 was approximately $5.0 million and $4.2 million, respectively. Depreciation expense for the nine months ended February 28, 2013 and February 29, 2012 was approximately $14.0 million and $11.8 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2013	May 31, 2012

Accrued salaries, wages and related employee benefits	$21,065	$17,195
Contingent consideration, current portion	4,887	2,371
Accrued worker compensation and health benefits	3,834	3,678
Deferred revenues	3,245	5,390
Other accrued expenses	10,380	10,700
Total	$43,411	$39,334

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

10.                               Long-Term Debt

Long-term debt consists of the following:

	February 28, 2013	May 31, 2012

Senior credit facility	$51,008	$25,000
Notes payable	17,228	12,532
Other	4,704	2,697
	72,940	40,229
Less: Current maturities	(7,730)	(5,971)
Long-term debt, net of current maturities	$65,210	$34,258

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders.  The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million.  The Credit Agreement has a maturity date of December 20, 2016.  The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. As of February 28, 2013, there were outstanding borrowings of $51.0 million and a total of $3.3 million of outstanding letters of credit under the current revolving credit facility.

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

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1.  Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA, as defined in the Credit Agreement, for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination.  The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.  The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in its line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of February 28, 2013, the Company was in compliance with the terms of the Credit Agreement, and it will continuously

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

monitor its compliance with the covenants.

Notes Payable and Other

In connection with certain of the acquisitions the Company has completed, it has, at various times, issued subordinated notes payable to the sellers. The maturity of these notes ranges from three to five years from the date of acquisition with interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% imputed interest rate, where appropriate. Unamortized discount on these notes was de minimis as of February 28, 2013 and totaled approximately $0.1 million as of May 31, 2012. Amortization is recorded as interest expense in the consolidated statement of operations. The Company also has payment obligations ranging from three to five years to the sellers or the shareholders of the sellers pursuant to non-compete agreements which require the sellers and shareholders of the sellers not to compete with the Company.

In December 2011, the Company amended its Credit Agreement bringing the Company’s interest rate to current market rates. The Company has evaluated current market conditions and borrower credit quality and has determined that the carrying value of its long-term debt approximated fair value. The fair value of the Company’s notes payable and capital lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	As of February 28, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$17,484	$17,484
Total Liabilities	$—	$—	$17,484	$17,484

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	As of May 31, 2012
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$13,513	$13,513
Total Liabilities	$—	$—	$13,513	$13,513

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of February 28, 2013, total potential acquisition-related contingent consideration ranged from zero to approximately $27.2 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next five years of operations. See Note 5 to these consolidated financial statements for further discussion of the Company’s acquisitions.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues
Services	$90,537	$80,895	$278,147	$253,493
International	37,516	17,164	88,722	38,794
Products and Systems	7,645	9,824	25,618	26,429
Corporate and eliminations	(2,037)	(3,765)	(7,710)	(8,931)
	$133,661	$104,118	$384,777	$309,785

Revenues by segment include intercompany transactions, which are eliminated in Corporate and eliminations.  The Services segment had sales to other operating segments of $0.6 million and $0.5 million for the three months ended February 28, 2013 and February 29, 2012, respectively. For the nine months ended February 28, 2013 and February 29, 2012, the Services segment sales to other operating segments totaled $2.8 million and $2.3 million, respectively.

The International segment had sales to other operating segments of $0.2 million and $0.3 million for the three months ended February 28, 2013 and February 29, 2012, respectively. For each of the nine month periods ended February 28, 2013 and February 29, 2012, the International segment had sales to other operating segments totaling $0.5 million.

The Products and Systems segment had sales to other operating segments of $1.3 million and $3.1 million for the three months ended February 28, 2013 and February 29, 2012, respectively. For the nine months ended February 28, 2013 and February 29, 2012, the Products and Systems segment sales to other operating segments totaled $4.2 million and $6.4 million, respectively.

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Gross profit
Services	$20,496	$20,640	$72,128	$68,001
International	9,851	4,586	24,231	12,263
Products and Systems	3,790	4,938	13,010	12,952
Corporate and eliminations	69	(580)	459	(997)
	$34,206	$29,584	$109,828	$92,219

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Income from operations
Services	$6,293	$7,186	$28,597	$27,927
International	586	321	3,457	2,373
Products and Systems	1,699	2,392	6,481	5,652
Corporate and eliminations	(3,596)	(4,477)	(10,100)	(10,863)
	$4,982	$5,422	$28,435	$25,089

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Operating income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Depreciation and amortization
Services	$4,660	$4,587	$13,763	$12,988
International	1,941	670	4,400	1,474
Products and Systems	617	500	1,596	1,451
Corporate and eliminations	(26)	8	(66)	76
	$7,192	$5,765	$19,693	$15,989

	February 28, 2013	May 31, 2012

Intangible assets, net
Services	$15,880	$17,180
International	29,853	6,390
Products and Systems	9,911	10,095
Corporate and eliminations	784	804
	$56,428	$34,469

	February 28, 2013	May 31, 2012

Goodwill
Services	$60,719	$58,746
International	51,616	24,481
Products and Systems	13,197	13,592
	$125,532	$96,819

	February 28, 2013	May 31, 2012

Total assets
Services	$205,988	$204,209
International	150,551	82,579
Products and Systems	38,262	43,914
Corporate and eliminations	2,113	(886)
	$396,914	$329,816

Revenues by geographic area for the three and nine months ended February 28, 2013 and February 29, 2012 were as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended		Nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues
United States	$83,273	$74,416	$255,108	$237,215
Europe	32,897	13,721	72,878	27,797
Other Americas	13,234	11,500	41,163	32,357
Asia-Pacific	4,257	4,481	15,628	12,416
	$133,661	$104,118	$384,777	$309,785

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations and financial condition for the three and nine months ended February 28, 2013 and February 29, 2012. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K. In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2012 is referred to as “fiscal 2012”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

•                  Forward-Looking Statements

•                  Overview

•                  Consolidated Results of Operations

•                  Liquidity and Capital Resources

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to the factors discussed under the “Risk Factors” section in Part II below.

Overview

We are a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance our customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

•                  Services provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  International offers services, products and systems similar to those of the other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

•                  Products and Systems designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Given the role our services play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries. As of February 28, 2013, we had approximately 4,500 employees in approximately 90 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many leading companies in our target markets. Our current principal market is the oil and gas industry, which accounted for approximately 50% and 55% of our third quarter revenues of fiscal 2013 and 2012, respectively.

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

Consolidated Results of Operations

Three months ended February 28, 2013 compared to the three months ended February 29, 2012

Our consolidated results of operations for the three months ended February 28, 2013 and February 29, 2012 were as follows:

	Three months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Statement of Operations Data
Revenues	$133,661	$104,118
Cost of revenues	94,736	70,574
Depreciation	4,719	3,960
Gross profit	34,206	29,584
Gross profit as a % of Revenue	25.6%	28.4%
Selling, general and administrative expenses	27,209	20,806
SG&A as a % of Revenue	20.4%	20.0%
Research and engineering	754	578
Depreciation and amortization	2,473	1,805
Acquisition-related expense, net	(1,212)	973
Income from operations	4,982	5,422
Income from operations as a % of Revenue	3.7%	5.2%
Interest expense	882	690
Loss on extinguishment of long-term debt	—	113
Income before provision for income taxes	4,100	4,619
Provision for income taxes	1,349	1,548
Net income	2,751	3,071
Net (income) loss attributable to noncontrolling interests, net of taxes	—	(34)
Net income attributable to Mistras Group, Inc.	$2,751	$3,037

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended February 28, 2013 and February 29, 2012 were as follows:

	Three months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$2,751	$3,037
Interest expense	882	690
Provision for income taxes	1,349	1,548
Depreciation and amortization	7,192	5,765
EBITDA	$12,174	$11,040
Stock compensation expense	1,544	1,244
Acquisition-related expense, net	(1,212)	973
Loss on extinguishment of long-term debt	—	113
Adjusted EBITDA	$12,506	$13,370

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

While Adjusted EBITDA is a term and financial measurement commonly used by investors and securities analysts, it has limitations. As a non-GAAP measurement, Adjusted EBITDA has no standard meaning and, therefore, may not be comparable with similar measurements for other companies. Adjusted EBITDA is generally limited as an analytical tool because it excludes charges and expenses we do incur as part of our operations. For example, Adjusted EBITDA excludes income taxes, but we generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary cost. Adjusted EBITDA should not be considered in isolation or as a substitute for analyzing our results as reported under GAAP.

Revenues. Revenues were $133.7 million for the three months ended February 28, 2013 compared to $104.1 million for the three months ended February 29, 2012. Revenues by segment for the third quarter of fiscal 2013 and  fiscal 2012 were as follows:

	Three months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Revenues
Services	$90,537	$80,895
International	37,516	17,164
Products and Systems	7,645	9,824
Corporate and eliminations	(2,037)	(3,765)
	$133,661	$104,118

We estimate our growth rates for the third quarter of fiscal 2013 and fiscal 2012 were as follows:

	Three months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Revenue growth	$29,543	$24,905
% Growth over prior year	28.4%	31.4%

Comprised of:
% of organic growth	5.7%	16.5%
% of acquisition growth	22.6%	15.2%
% foreign exchange increase (decrease)	0.1%	(0.3)%
	28.4%	31.4%

Revenues increased $29.5 million, or approximately 28%, for the three months ended February 28, 2013 compared to the three months ended February 29, 2012 as a result of growth in our International and Services segments. The growth in our

International segment was principally attributable to growth from our fiscal 2012 and fiscal 2013 acquisitions, while growth in our Services segment was primarily due to organic growth.  In the third quarter of fiscal 2013, we estimate that our acquisition growth was approximately 23% compared to approximately 15% in the third quarter of fiscal 2012. For the third quarter of fiscal 2013 and 2012, we estimate that our organic growth rate was approximately 6% and 17%, respectively.

We continued to experience growth in many of our target markets during the third quarter of fiscal 2013. Oil and gas is our largest target market and represented approximately 50% of total revenues in the third quarter of fiscal 2013, compared to approximately 55% in the third quarter of fiscal 2012. Oil and gas revenue in the third quarter of fiscal 2013 increased approximately 16% over the prior year with the largest increase coming from the midstream section of the oil and gas industry. We continued to experience significant growth in most of our other target markets outside of oil and gas, including power generation, aerospace, industrial and infrastructure. Taken as a group, revenues for all target markets other than oil and gas grew approximately 43% in the third quarter of fiscal 2013 over the prior year period. Our largest customer in both periods was BP plc. (BP) and its affiliated companies, accounting for approximately 13% of our revenues in the third quarter of fiscal 2013 and approximately 16% in the third quarter of fiscal 2012. Our top ten customers represented approximately 41% and 38% of our revenues in the third quarter of fiscal 2013 and fiscal 2012, respectively.

Gross Profit. Our gross profit was $34.2 million and increased $4.6 million, or 16% in the third quarter of fiscal 2013 compared to $29.6 million in the third quarter of fiscal 2012. Gross profit by segment for the three months ended February 28, 2013 and February 29, 2012 was as follows:

	Three months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Gross profit
Services	$20,496	$20,640
International	9,851	4,586
Products and Systems	3,790	4,938
Corporate and eliminations	69	(580)
	$34,206	$29,584

As a percentage of revenues, our gross profit was approximately 26% and 28%, respectively, in the third quarters of fiscal 2013 and fiscal 2012. Cost of revenues, excluding depreciation, as a percentage of revenues was 71% and 68% in the third quarter of fiscal 2013 and fiscal 2012, respectively. Depreciation expense included in the determination of gross profit for the third quarter of fiscal 2013 and fiscal 2012 was $4.7 million and $4.0 million, respectively.

The 280 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a decrease in gross profit margin in each of the segments. The Services Segment decrease was primarily attributed to the mix of project work in the quarter. In addition, revenue from advanced services, which typically command higher gross profit margins, declined as a percentage of total revenues in the quarter versus the prior year, contributing to lower gross profit margins. Additional margin erosion was caused by an increase in employee fringe benefit costs. The International segments’ fiscal 2012 and fiscal 2013 acquisitions contributed to the decreased gross profit margin, as these companies primarily provide lower margin, traditional NDT services. Additionally, revenues from these service offerings in our International segment increased faster than our product sales, which also lowered our gross profit margin. Also contributing to the decrease in gross profit as a percentage of revenues is a change in the mix of Products and Systems segment revenues, which in the quarter included lower overall revenue from large inspection systems, which reduced margins.

Income from Operations. Our income from operations by segment for the three months ended February 28, 2013 and February 29, 2012 were as follows:

	Three months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Income from operations
Services	$6,293	$7,186
International	586	321
Products and Systems	1,699	2,392
Corporate and eliminations	(3,596)	(4,477)
	$4,982	$5,422

Our income from operations of $5.0 million for the third quarter of fiscal 2013 decreased $0.4 million, or 8%, compared to the third quarter of fiscal 2012. As a percentage of revenues, our income from operations was approximately 4% and 5% in the third quarter of fiscal 2013 and fiscal 2012, respectively.

Our SG&A expenses, as a percentage of revenues, was approximately 20% for each of the third quarters of fiscal 2013 and fiscal 2012 and increased approximately $6.4 million in fiscal 2013. SG&A for companies acquired within the last twelve months accounted for approximately $4.9 million of the total increase. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $1.2 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included increased professional fees of $0.8 million, stock compensation expense of $0.3 million and marketing costs of $0.2 million, partially offset by a decrease to the provision for doubtful accounts of approximately $0.5 million. Depreciation and amortization included in the determination of income from operations for the third quarter of fiscal 2013 and fiscal 2012 was $2.5 million and $1.8 million, respectively.

Our acquisition-related expense, net for the third quarter of fiscal 2013 was attributed to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $1.5 million. This was offset by $0.3 million in professional fees and other expenses in connection with our fiscal 2013 acquisition activity. Our acquisition-related expense for the three months ended February 29, 2012 included $1.0 million in professional fees and other expenses in connection with our fiscal 2012 acquisition activity and $0.1 million in interest accretion related to our acquisition-related contingent consideration liabilities.

Interest Expense. Interest expense was $0.9 million and $0.7 million for the third quarter of fiscal 2013 and 2012, respectively. The increase in the third quarter of fiscal 2013 related to an increase in average borrowings in the current year quarter compared to prior year.

Income Taxes. Our effective income tax rate was approximately 33% and 34% for the third quarter of fiscal 2013 and 2012, respectively. The decrease was primarily due to changes in the geographic mix of earnings in various state and foreign jurisdictions and higher tax credits, partially offset by an increase related to the impact of certain permanent tax differences.

Nine months ended February 28, 2013 compared to the nine months ended February 29, 2012

Our consolidated results of operations for the nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Statement of Operations Data
Revenues	$384,777	$309,785
Cost of revenues	261,791	206,364
Depreciation	13,158	11,202
Gross profit	109,828	92,219
Gross profit as a % of Revenue	28.5%	29.8%
Selling, general and administrative expenses	74,063	59,565
SG&A as a % of Revenue	19.2%	19.2%
Research and engineering	1,801	1,769
Depreciation and amortization	6,535	4,787
Acquisition-related expense, net	(1,006)	1,009
Income from operations	28,435	25,089
Income from operations as a % of Revenue	7.4%	8.1%
Interest expense	2,458	2,121
Loss on extinguishment of long-term debt	—	113
Income before provision for income taxes	25,977	22,855
Provision for income taxes	9,749	8,672
Net income	16,228	14,183
Net (income) loss attributable to noncontrolling interests, net of taxes	(33)	38
Net income attributable to Mistras Group, Inc.	$16,195	$14,221

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the nine months ended February 28, 2013 and February 29, 2012, were as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$16,195	$14,221
Interest expense	2,458	2,121
Provision for income taxes	9,749	8,672
Depreciation and amortization	19,693	15,989
EBITDA	$48,095	$41,003
Stock compensation expense	4,749	3,791
Acquisition-related expense, net	(1,006)	1,009
Loss on extinguishment of long-term debt	—	113
Adjusted EBITDA	$51,838	$45,916

See explanation and definition of EBITDA and Adjusted EBITDA above on page 23.

Revenues. Revenues were $384.8 million for the nine months ended February 28, 2013 compared to $309.8 million for the nine months ended February 29, 2012. Revenues by segment for the nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Revenues
Services	$278,147	$253,493
International	88,722	38,794
Products and Systems	25,618	26,429
Corporate and eliminations	(7,710)	(8,931)
	$384,777	$309,785

We estimate our growth rates for the nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Revenue growth	$74,992	$73,325
% Growth over prior year	24.2%	31.0%

Comprised of:
% of organic growth	5.1%	18.5%
% of acquisition growth	19.7%	11.9%
% foreign exchange increase (decrease)	(0.6)%	0.6%
	24.2%	31.0%

Revenues increased $75.0 million, or approximately 24% for the nine months ended February 28, 2013 compared to the nine months ended February 29, 2012 principally attributable to growth in our International segment and approximately 10% in our Services segment. Our International segment revenue growth primarily resulted from our fiscal 2012 and fiscal 2013 acquisitions. For the nine months ended February 28, 2013, we estimate that our acquisition growth was approximately 20% compared to approximately 12%, in the nine months ended February 29, 2012. For the nine months ended February 28, 2013 and February 29, 2012, we estimate that our organic growth rate was approximately 5% and 19%, respectively.

We continued to experience growth in many of our target markets during the first nine months of fiscal 2013. Oil and gas is our largest target market and in the first nine months of fiscal 2013 represented approximately 50% of total revenues, compared to approximately 56% in the comparable period of fiscal 2012. Oil and gas revenue in the first nine months of fiscal 2013 increased approximately 11% over the prior year period with the largest increases coming from the midstream section of the oil and gas industry. We also experienced growth in several of our other target markets outside of oil and gas, including power generation, aerospace and defense, industrial, infrastructure and process industries, which include chemical and pharmaceutical. Taken as a group, revenues for all target markets other than oil and gas grew approximately 41% in the nine months ended February 28, 2013 over the comparable prior year period. Our largest customer in both periods was BP plc., (BP), accounting for approximately 12% and 16% of our revenues for the nine months ended February 28, 2013 and February 29, 2012, respectively. Our top ten customers represented approximately 34% and 40% of our revenues for the nine months ended February 28, 2013 and February 29, 2012.

Gross Profit. Our gross profit was $109.8 million and increased $17.6 million, or 19%, during the nine months ended February 28, 2013 compared to $92.2 million during the nine months ended February 29, 2012. Gross profit by segment for the nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Gross profit
Services	$72,128	$68,001
International	24,231	12,263
Products and Systems	13,010	12,952
Corporate and eliminations	459	(997)
	$109,828	$92,219

As a percentage of revenues, our gross profit decreased 130 basis points to approximately 28.5% in the first nine months of fiscal 2013 compared to the comparable prior year period. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 68% and 67% in the nine months ended February 28, 2013 and February 29, 2012, respectively. Depreciation expense included in the determination of gross profit for the nine months ended February 28, 2013 and February 29, 2012 was $13.2 million and $11.2 million, respectively.

The 130 basis point decrease in our gross profit margin was primarily attributable to decrease in our International segment, which relates to our fiscal 2012 and fiscal 2013 acquisitions, as these companies primarily provide lower margin, traditional NDT services. Additionally, these service offerings in our International segment are increasing faster than our higher margin product sales, which also lowers our overall gross profit margin. The Services segment also decreased primarily due to project mix during the third quarter of fiscal 2013. These decreases were offset by improvements in our Products and Systems segment due to a change in the mix of overall products sales in the nine months ended February 28, 2013 compared to the prior year period.

Income from Operations. Our income from operations by segment for the nine months ended February 28, 2013 and February 29, 2012 were as follows:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Income from operations
Services	$28,597	$27,927
International	3,457	2,373
Products and Systems	6,481	5,652
Corporate and eliminations	(10,100)	(10,863)
	$28,435	$25,089

Our income from operations of $28.4 million for the nine months February 28, 2013 increased $3.3 million, or 13%, compared to $25.1 million for the nine months ended February 29, 2012. As a percentage of revenues, our income from operations was approximately 7% and 8% for the first nine months of fiscal 2013 and 2012, respectively.

Our SG&A expenses, as a percentage of revenues, was approximately 19% for each of the nine month periods ended February 28, 2013 and February 29, 2012, increasing approximately $14.5 million in fiscal 2013. SG&A for companies acquired within the last twelve months accounted for approximately $11.8 million of the total increase. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our recent acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $2.0 million over the same period in the prior year attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included increased stock compensation costs of $1.0 million and professional fees of $0.5 million, partially offset by a decrease to the provision for doubtful accounts of $0.5 million. Depreciation and amortization included in the determination of income from operations for the nine months ended February 28, 2013 and February 29, 2012 was $6.5 million and $4.8 million, respectively each representing approximately 2% of revenues.

Our acquisition-related expense, net for the nine months ended February 28, 2013 resulted from adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $2.1 million. This was offset by $1.2 million in professional fees and other expenses in connection with our fiscal 2013 acquisition activity. Our acquisition-related expense for the nine months ended February 29, 2012 included $1.4 million in professional fees and other expenses in connection with our fiscal 2012 acquisition activity. This was offset by adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $0.4 million.

Interest Expense. Interest expense for the nine months ended February 28, 2013 was $2.5 million, an increase of $0.3 million when compared to the prior year period.  The increase related to an increase in average borrowings in the current year period compared to the prior year.

Income Taxes. Our effective income tax rate was approximately 38% for each of the nine month periods ended February 28, 2013 and February 29, 2012, respectively.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Nine months ended
	February 28, 2013	February 29, 2012
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$27,548	$20,972
Investing Activities	(42,385)	(32,816)
Financing Activities	15,070	9,441
Effect of exchange rate changes on cash	260	(545)
Net change in cash and cash equivalents	$493	$(2,948)

Cash Flows from Operating Activities

During the nine months ended February 28, 2013, cash provided by our operating activities was $27.5 million, an increase of $6.6 million from the comparable period of fiscal 2012. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses, of $42.0 million. In addition, the Company significantly reduced its investment in operating assets and liabilities, net of acquisitions, during the period due to a reduction of accrued expenses, accounts payable and other liabilities which decreased operating cash flow, offset by better management of accounts receivable and other elements of working capital.

During the nine months ended February 29, 2012, cash provided by our operating activities was $21.0 million, an increase of $2.3 million from the comparable period of fiscal 2011. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses, of $34.1 million offset by $13.1 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in our trade accounts receivable.

Cash Flows from Investing Activities

During the nine months ended February 28, 2013, cash used in investing activities was $42.4 million, an increase of $9.6 million from the comparable period of fiscal 2012. Cash used in investing activities included our acquisition of three companies for an aggregate of $33.6 million, net of cash acquired.  Also contributing to the increase were cash purchases of property, plant and equipment of $8.9 million, related to equipment used by our technicians.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.1 million for the nine months ended February 28, 2013, an increase of $5.6 million from the comparable period of fiscal 2012. Net cash provided by financing activities related primarily to net borrowings of $26.0 million from our revolving credit facility offset by payments of capital lease obligations, notes payable and other long-term debt, and acquisition related contingent consideration of $5.1 million, $4.6 million, $1.9 million, respectively.

Net cash provided by financing activities was $9.4 million for the nine months ended February 29, 2012, an increase of $13.1 million from the comparable period of fiscal 2011.  Net cash provided by financing activities related primarily to net  borrowings under our revolving credit facility of $19.1 million and proceeds of $1.5 million received from the exercise of stock options, offset by repayments of our capital lease obligations, notes payable and other long-term debt, and other short-term borrowings of $5.1 million, $4.4 million, $1.9 million, respectively.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately $0.3 million and ($0.6) million for the nine months ended February 28, 2013 and February 29, 2012, respectively.

Cash Balance and Credit Facility Borrowings

As of February 28, 2013, we had cash and cash equivalents totaling $8.9 million and available borrowing capacity of $70.7 million under our current revolving credit facility. As of February 28, 2013, there were outstanding borrowings of $51.0 million and a total of $3.3 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the Credit Agreement bear interest, at our option, at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 0.25% to 1.25% or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA, as defined in the Credit Agreement, (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

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

As of February 28, 2013, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our new credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow from operations and cash borrowed under our Credit Agreement. This revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. To meet our short-and long-term liquidity requirements, we expect primarily to rely on cash generated from our operating activities and borrowings under our Credit Agreement. We are currently funding our acquisitions through our available cash, borrowings under our Credit Agreement and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also seek to obtain capital through the issuance of debt or equity securities, or a combination of both. As of March 31, 2013, there were outstanding borrowings of approximately $50.0 million and approximately $3.3 million of outstanding letters of credit under our Credit Agreement.

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

Our anticipated acquisitions may also require capital. Since the beginning of fiscal 2013, we completed the acquisition of three companies, with an initial cash outlay of approximately $35.0 million.  In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Contractual Obligations

In fiscal 2013, the Company completed the acquisition of three asset protection companies specializing in destructive and non-destructive services and inspection, and in-house component inspection. The Company acquired 100% of the common stock of the acquirees in exchange for approximately $35.0 million in cash, and $7.7 million in notes payable. The note is payable in three equal installments of approximately $2.6 million due on the each of the first three anniversary dates of the closing date.  In addition, the acquisition agreements provide for contingent consideration payments totaling approximately $15.0 million upon the achievement of specific annual performance metrics over the next three to five years of operations.

Off-balance Sheet Arrangements

During the nine months ended February 28, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. For our foreign subsidiaries, assets and liabilities are translated at period ending rates of exchange. Translation adjustments for the assets and liability accounts are included in accumulated other comprehensive loss in stockholders’ equity (deficit). We had approximately $1.9 million of foreign currency translation losses in accumulated other comprehensive income as of February 28, 2013. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

The interest rate on our Credit Agreement currently ranges from 1.40% to 2.40% and is variable and adjusts periodically. As of February 28, 2013, there were outstanding borrowings of $51.0 million under our Credit Agreement.  A hypothetical 100 basis point adverse shift in interest rates would not have had a material effect on our results of operations.

From time to time, we may enter into interest rate swap contracts whereby we would receive or pay an amount equal to the difference between a fixed rate and LIBOR on a quarterly basis in order to reduce our potential exposure to interest rate fluctuations. All gains and losses are recognized as an adjustment to interest expense and the combined fair values are recorded in other liabilities on the consolidated balance sheet. As of February 28, 2013, we had no such contracts in effect.

We had cash and cash equivalents of $8.9 million as of February 28, 2013. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

ITEM 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

The Company received no further governmental communications or notices concerning fines or sanctions related to the incident until January 13, 2012, when we received grand jury subpoenas from the U.S. Attorney’s Office for the Central District of California addressed to the Company, GTI and an employee of the Company.  These subpoenas were issued in connection with an EPA criminal investigation.  The subpoena received by the Company requested documents and information relating to, among other things, our handling, identification, storage and disposal of hazardous waste, training records, corporate environmental policies, the acquisition of GTI and any ongoing organizational relationship with GTI, and analytical results of the tests concerning the hazardous materials involved in the incident.  In April 2012, we were informed by the U.S. Attorney’s Office for the Central District of California that we are a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act.  The violations are alleged to be related to purportedly improper storage and labeling of hazardous waste at the Cudahy facility.  This U.S. Attorney’s Office also raised a concern about a possible obstruction of justice issue involving the conduct of one or more of our employees at this facility.  Upon receiving the subpoenas, we engaged our outside legal counsel to assist us in conducting an investigation concerning the incident, including interviews with our current employees.  To date, we have produced documents in response to the subpoena, and are aware of at least one of our employees having testified before the grand jury.

While management cannot predict the ultimate outcome of this matter, based on our internal investigation to date, management does not believe the outcome will have a material effect on the Company’s financial condition, results of operations, or its cash flows.

See Note 12 to the financial statements included in this report for a description of our other legal proceedings.

ITEM 1.A.            Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2012 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the Annual Report.

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

Date: April 9, 2013