Form 10-K
period 2013-05-31
Mistras Group, Inc.
filed 2013-08-14
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of November 30, 2012, based upon the closing price of the common stock as reported by New York Stock Exchange on such date was approximately $364.0 million.

As of August 1, 2013, a total of 28,211,006 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended May 31, 2013. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

Our Business

We offer our customers “one source for asset protection solutions” ® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, proprietary data analysis and enterprise inspection database management warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology, food processing industries and research and engineering institutions. As of May 31, 2013, we had approximately 4,400 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified Level III technicians, in approximately 100 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets. The following chart represents the percentage of consolidated revenues we generated from our various markets for fiscal 2013.

Mistras Revenues by End Market

(Fiscal 2013)

Our asset protection solutions continuously evolve over time as we combine the disciplines of NDT, DT, PdM, MI services and data analysis and enterprise inspection warehousing software to provide value to our customers. The foundation of our business is NDT, which is the examination of assets without impacting current and future usefulness or impairing the integrity of these assets. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly attractive alternative to many traditional intrusive inspection techniques, which may require dismantling equipment or shutting down a plant, mill or site. Our MI services are a systematic engineering-based approach to developing best practices for ensuring the on-going integrity and safety of equipment and industrial facilities. MI services involve conducting an inventory of infrastructure assets, developing and implementing inspection and maintenance procedures, training personnel in executing these procedures and managing inspections, testing and assessments of customer assets. By assisting customers in implementing MI programs we enable them to identify gaps between existing and desired practices, find and track deficiencies and degradations to be corrected and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets. We believe our MI services improve plant safety and reliability and regulatory compliance, and in so doing reduce maintenance costs. Our solutions also incorporate comprehensive Risk Based Inspection (RBI) data analysis from our proprietary asset protection software to provide customers with detailed, integrated and cost-effective solutions that rate the risks of alternative maintenance approaches and recommend actions in accordance with consensus industry codes and standards and help to establish and support key performance indicators (KPI’s) to ensure continued safe and economic operations.

We differentiate ourselves by delivering these solutions under our “One Source” umbrella, utilizing a proven systematic method that creates a closed loop life cycle for addressing continuous asset protection and improvement. Under this business model, customers outsource their inspection to us on a “run and maintain” basis. As a global asset protection leader, we provide a comprehensive range of solutions that includes:

•                  traditional and advanced outsourced NDT services conducted by our technicians, mechanical integrity assessments, above-ground storage tank inspection, pipeline inspection and American Petroleum Institute (API) visual inspections and PdM program development;

•                  destructive testing (DT) is a definitive discipline in material testing, taking specimens through to mechanical failure while examining a host of factors. Hardness, stiffness and strength are a few key indicators drawn from destructive tests per customer specifications. DT is a strength of our recent acquisition, Mistras-GMA in Germany, which specializes in an array of destructive testing applications utilized throughout the materials selection and approval process in the aerospace, automotive, chemical, oil & gas and power generation industries. Example testing includes;

•                  Mechanical tests — Materials, specimens and even composites are subjected to increasing levels of tension, compression, shear and peeling until failure. There are a number of variations of mechanical testing in which adding temperature, strain, unidirectional load or shear can provide useful results

•                  Physical/Chemical — Used to examine specific material and thermal characteristics as well as chemical compositions, including differential scanning calorimetry (DSC), high performance liquid chromatography, fiber volume content and fourier transformation infrared spectroscopy (FTIR)

•                  Materialography — Gives an insight into the geometries of structural composites, which presents an inside track with regards to determining failure mechanisms and asset lifespan expectations.

•                 advanced asset protection solutions, in most cases involving proprietary acoustic emission (AE), digital radiography, infrared, wireless and/or automated ultrasonic inspections and sensors, which are operated by our highly trained technicians;

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

•                  on-line monitoring systems that provide secure web-based remote or on-site asset inspection, real-time reports and analysis of plant or enterprise-wide structural integrity data, comparison of integrity data to our library of historical inspection data and analysis to better assess structural integrity and provide alerts for and prioritize future inspections and maintenance; and

•                  in-house testing services: Mistras’ in-house inspection services provide cost-effective, efficient solutions that improve the integrity and lifespan of critical assets featuring a dynamic suite of testing and inspection services. With a network of 15 in-house laboratories, Mistras provides a one-stop shop for traditional (NDT), advanced non-destructive testing (ANDT), and destructive testing (DT) of materials and fabricated structures by offering a complete inspection package — from preparation and production all the way to post-processing. These capabilities are available through our state-of-the-art testing equipment and expertise in our grid of in-house testing laboratories across the U.S.A., Canada and Europe.

Our labs hold a wide variety of certifications that allow them to perform inspections to meet or exceed stringent regulatory requirements, such as: NADCAP, AS9100/ISO-9001, FAA Repair Station and ITAR/EAR. With these certifications comes a comprehensive range of approvals from Prime Contractors, the military, and internationally renowned products and systems manufactures from aerospace to nuclear energy; transportation to petrochemical industries.

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

We generated revenues of $529.3 million, $436.9 million and $338.6 million, net income of $11.6 million, $21.4 million and $16.4 million, and adjusted EBITDA of $68.3 million, $65.2 million and $52.3 million for fiscal 2013, 2012 and 2011, respectively. An explanation of adjusted EBITDA and a reconciliation of these amounts to net income are set forth in Item 6 - Selected Financial Data. For fiscal 2013, we generated approximately 72% of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 34%, 39% and 44% of our revenues during fiscal 2013, 2012 and 2011, respectively.

Asset Protection Industry Overview

Asset protection is a large and rapidly growing industry that consists of NDT inspection, DT inspection, PdM and MI services and inspection data warehousing and analysis. NDT plays a crucial role in assuring the operational and structural integrity and reliability of critical infrastructure without compromising the usefulness of the tested materials or equipment. The evolution of NDT services, in combination with broader industry trends, including increased asset utilization and aging of infrastructure, the desire by companies to extend the useful life of their existing infrastructure, new construction projects, enhanced government regulation and the shortage of certified NDT professionals, have made NDT an integral and increasingly outsourced part of many asset-intensive industries. Well-publicized industrial and public infrastructure failures and accidents such as the Deepwater Horizon oil spill in the Gulf of Mexico and the I-35W Mississippi River bridge collapse in Minnesota continues to raise the level of safety and environmental awareness of regulators, and owners and operators are recognizing the benefits that asset protection solutions can provide.

Historically, NDT solutions predominantly used qualitative testing methods aimed primarily at detecting defects in the tested materials. This methodology, which we categorize as “traditional NDT,” is typically labor intensive and, as a result, considerably dependent upon the availability and skill level of the certified technicians, engineers and scientists performing the inspection services. The traditional NDT market has been highly fragmented, with a significant number of small vendors providing inspection services to divisions of companies or local governments situated in close proximity to the vendor’s field inspection engineers and technicians. The current trend, however, is for customers to look for a select few vendors capable of providing a wider spectrum of asset protection solutions for global infrastructure that we call “one source”. This shift in underlying demand, which began in the early 1990s, has contributed to a transition from traditional NDT solutions to more advanced solutions that employ automated digital sensor technologies and accompanying enterprise software, allowing for the effective capture, storage, analysis and reporting of inspection and engineering results electronically and in digital formats. These advanced techniques, taken together with advances in wired and wireless communication and information technologies, have further enabled the development of remote monitoring systems, asset-management and predictive maintenance capabilities and other data analytics and management. We believe that as advanced asset protection solutions continue to gain acceptance among asset-intensive organizations, those vendors offering broad, complete and integrated solutions, scalable operations and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, and lead the opportunity to create significant recurring revenues.

We believe the following represent key dynamics driving the growth of the asset protection industry:

•                       Extending the Useful Life of Aging Infrastructure. The prohibitive cost and challenge of building new infrastructure has resulted in the significant aging of existing infrastructure and caused companies to seek ways to extend the useful life of existing assets. For example, due to the significant cost associated with constructing new refineries, stringent environmental regulations which have increased the costs of managing them and difficulty in finding suitable locations on which to build them, no new refineries have been constructed in the United States since 1976. Another example is in the area of power transmission and distribution. The Smart Grid initiative in the United States is causing increased loading on aging transformers that are more than 40 years old in many cases. The need to test and monitor these units to ensure their reliability until replacement is instrumental in support of a reliable Smart Grid network. Because aging infrastructure requires relatively higher levels of maintenance and repair in comparison to new infrastructure, as well as more frequent, extensive and ongoing testing, companies and public authorities are increasing spending to ensure the operational and structural integrity of existing infrastructure.

•                       Outsourcing of Non-Core Activities and Technical Resource Constraints. The increasing sophistication and automation of NDT programs, together with a decreasing supply of skilled professionals and stricter governmental regulations, has caused many companies and public authorities to outsource NDT and other services rather than recruit and train such capabilities internally. Owners and operators of infrastructure are increasingly contracting with third party providers that have the necessary technical product portfolio, engineering expertise, technical workforce and proven track record of results-oriented performance to effectively meet their increasing requirements.

•                       Increasing Asset and Capacity Utilization. Due to high energy prices, the availability of new and inexpensive sources of raw materials, high repair and replacement costs and the limited construction of new infrastructure, existing infrastructure in some of our target markets is being used at higher capacities, causing increased stress and fatigue that accelerate deterioration. These higher prices and costs also motivate our customers to complete repairs, maintenance, replacements and upgrades more quickly. For example, increasing demand for refined petroleum products, combined with high plant utilization rates, is driving refineries to upgrade facilities to make them more efficient and expand capacity. In order to sustain high capacity utilization rates, customers are increasingly using asset protection solutions to efficiently ensure the integrity and safety of their assets. Implementation of asset protection solutions can also lead to increased productivity as a result of reduced maintenance-related downtime.

•                       Increasing Corrosion from Low-Quality Inputs. High commodities prices and increasing energy demands have led to the use of lower grade raw materials and feedstock’s used in refinery and power generation processes. These lower grade raw materials and feedstock’s, especially in the case of the refining process dealing with higher sulfur content petroleum, can rapidly corrode the infrastructure they come into contact with, which in turn increases the need for asset protection solutions to identify such corrosion and enable infrastructure owners to proactively combat the problems caused by such corrosion.

•                       Increasing Use of Advanced Materials. Customers in our target markets are increasingly utilizing advanced materials, such as composites, and other unique technologies in the manufacturing and construction of new infrastructure and aerospace applications. As a result, they require advanced testing, assessment and maintenance technologies to inspect and to protect these assets, since many of these advanced materials cannot be tested using traditional NDT techniques. We believe that demand for NDT solutions will increase as companies and public authorities continue to use these advanced materials, not only during the operating phase of the lifecycle of their assets, but also during the design, manufacturing and quality control phases and are more frequently integrating and embedding sensors directly into the end product in support of total life cycle asset management.

•                       Meeting Safety Regulations. Owners and operators of infrastructure assets increasingly face strict government regulations and safety requirements. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by Occupational Safety and Health Administration (OSHA) and other regulators, higher insurance premiums and tarnished corporate brand value. There have been several industrial accidents, including explosions and fires, in recent years. These accidents created significant damage to the reputation of refineries and coupled with concern by owners, led OSHA to strengthen process safety enforcement standards with the implementation of the National Emphasis Program (NEP) that also extends to chemical plants for compliance with applicable regulations. As a result, these owners and operators are seeking highly reliable asset protection suppliers with a proven track record of providing asset protection services, products and systems to assist them in meeting these increasingly stringent regulations.

•                       Expanding Addressable End-Markets. Advances in NDT sensor technology and asset protection software based systems, and the continued emergence of new technologies, are creating increased demand for asset protection solutions in applications where existing techniques were previously ineffective. Further, we expect increased demand in relatively new markets, such as the pharmaceutical and food processing industries, where infrastructure is now beginning to age to a point where significant maintenance may be required.

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

Our Target Markets

We focus our sales, marketing and product development efforts on a range of infrastructure-intensive industries and governmental authorities. With our portfolio of asset protection services, products and systems, we can effectively serve our customer base throughout the lifecycle of their assets, beginning at the design stage, through the construction and maintenance phase and, as necessary, through the decommissioning of their infrastructure. In general, our largest market in broad terms is energy-related infrastructure.

The increase in world energy demand and prices from 2003 to 2012, combined with concerns about the environmental consequences of greenhouse gas emissions, has led to renewed interest in alternatives to traditional fossil fuels—particularly with the discovery of large shale gas reserves, which are considered by some as a clean energy alternative, has driven the increase in the use of natural gas to fuel gas turbines in combined cycle power generation plants.

Long-term prospects continue to improve for generation from both nuclear and renewable energy sources—supported by government incentives, demand and by higher fossil fuel prices.

Electricity from coal-fired generation, mainly in global emerging markets, is also expected to increase, making coal still the second fastest-growing source for electricity generation. The outlook for coal could be altered substantially by additional constraints and any future legislation that would reduce or limit the release of greenhouse gas emissions related to fossil fuels. There is a progressive shift from traditional gas energy to unconventional gas energy sources.

Oil and Gas

Liquids including oil and gas remain the world’s largest energy source given their importance in the transportation and industrial end-use sectors. World crude oil and liquid fuels consumption will increase by estimated 1.0 million barrels per day in 2013 to 90 million barrels per day and 91.3 million barrels per day in 2014.  The United States Energy Information Administration (EIA) expects that world liquid fuels consumption from countries outside the Organization of Petroleum Exporting Countries will increase by 1.1 million barrels per day in 2013 and by 1.6 million barrels per day in 2014. With continued production growth from US tight-oil formations and Canadian oil sands, North America drives almost all the projected growth in non-OPEC supply over the next 2 years.

The EIA reports in its International Energy Outlook 2013 that global energy demand will grow by 56 percent between 2010 and 2040. While nuclear and renewable energy are projected to be the fastest growing sources of supply, fossil fuels (coal, oil, and gas) are still expected to supply almost 80 percent of that demand in 2040. The International Energy Agency (IEA) is forecasting in its World Energy Outlook 2012 that the shale oil and gas boom in this country will make the United States the top oil and natural gas producer in the world. According to the IEA, the United States will become the world’s largest producer of oil by 2017 overtaking both Saudi Arabia and Russia. By 2030, North America will become a net exporter of oil and, by 2035, the United States becomes almost self-sufficient in energy. Globally, the IEA indicates that fossil fuels will dominate the world’s energy picture as it has in the past.

Because oil, gas, and coal will continue to be the primary energy sources during this time, the energy industry will have to continue increasing the supply of these fuels to meet this increasing demand. In addition, there were approximately 700 crude oil refineries in the world, with 141 refineries operating in the United States. High energy prices are driving consistently high utilization rates at these facilities. With aging infrastructure and growing capacity constraints, asset protection continues to grow as an indispensable tool in maintenance planning, quality control and prevention of catastrophic failure in refineries and petrochemical plants. Recent high oil and fossil fuel input prices have placed additional pressure on industry participants to increase capacity, focus on production efficiency and cost reductions and shorten shut-down time or “turnarounds.” Asset protection solutions are used for both off-stream inspections or inspection when the tested infrastructure is shut-down, and increasingly, on-stream inspections, or inspection when the tested infrastructure is operating at normal levels. While we expect off-stream inspection of vessels and piping during a plant shut-down or turnaround to remain a routine practice by companies in these industries, we expect the areas of greatest future growth to occur as a result of on-stream inspections and monitoring of facilities, such as offshore platforms, transport systems and oil and gas pipeline transmission lines, because of the substantial opportunity costs of shutting them down. On-stream inspection enables companies to avoid the costs associated with shutdowns during testing while enabling the economic and safety advantages of advanced planning or predictive maintenance.

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

Public Infrastructure, Research and Engineering

We believe that high profile infrastructure catastrophes, such as the collapse of the I-35W Mississippi River Bridge in Minneapolis and others since, have caused public authorities to more actively seek ways to prevent similar events from occurring. Public authorities tasked with the construction of new, and maintenance of existing, public infrastructure, including bridges and highways, increasingly use asset protection solutions to test and inspect these assets. Importantly, these authorities now employ asset protection solutions throughout the life of these assets, from their original design and construction, with the use of embedded sensing devices to enable on-line monitoring, through ongoing maintenance requirements. With more than 151,000 bridges in the United States — almost 25 percent — classified as structurally deficient or functionally obsolete by the Federal Highway Agency (FHWA), the need for structural health monitoring has never been greater. An immediate “cost-beneficial” investment aimed at replacing or repairing deficient bridges may cost as much as $70 billion, according to the U.S. Department of Transportation.

This is a target market for our application technology and experience. Over the last ten years, we have provided testing and health monitoring on hundreds of bridges and structures worldwide, among which include some of the largest and well-known bridges in the United Kingdom, California, Pennsylvania and the greater New York metropolitan area. Commencing in fiscal 2011, we have been providing a continuous on-line Structural Health Monitoring System to the California Department of Transportation that is monitoring the San Francisco Oakland Bay Bridge. As a result of our continued efforts to offer cost-effective application technology to address the need for increased safety measures, we continue to develop products as a result of a $6.9 million project awarded in 2009 under the National Institute of Standards and Technology (NIST) Innovation Program that is intended to bring a transformational impact in the area of civil infrastructure structural health monitoring using affordable self-powered wireless sensors.

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

Aerospace and Defense

The operational safety, reliability, structural integrity and maintenance of aircraft and associated products is critical to the aerospace and defense industries. Industry participants increasingly use asset protection solutions to perform inspections upon delivery, and also periodically employ asset protection solutions during the operational service of aircraft, using advanced ultrasonic immersion systems or digital radiography in order to precisely detect structural defects. Industry participants also use asset protection solutions for the inspection of advanced composites found in new classes of aircraft, x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures, corrosion detection and on-board monitoring of landing gear and other critical components. We expect increased demand for our solutions including our destructive testing business from the aerospace industry to result from wider use of these advanced composites and distributed on-line sensor networks and other embedded analytical applications built into the structure of assets to enable real-time performance monitoring and condition-based maintenance. We serve this rapidly growing target market by providing our state of the art fully integrated inspection systems to original equipment manufacturers (OEMs). For the OEM that prefers to outsource this inspection we provide a full range of in-house services through our four regional facilities that combined have eighteen immersion inspection tank systems and two gantry systems. These facilities have obtained numerous accreditations and certifications required to meet the stringent inspection criteria that this industry demands.

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

Our Competitive Strengths

We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:

•                  One Source Provider for Asset Protection Solutions® Worldwide. We believe we have the most comprehensive portfolio of proprietary and integrated asset protection solutions, including services, products and systems worldwide, which positions us to be the leading single source provider for a customer’s asset protection requirements. Through our network of approximately 100 offices and independent representatives in 16 countries around the world, we offer an extensive portfolio of solutions that enables our customers to consolidate all their inspection and maintenance requirements and the associated data storage and analytics on a single system that spans the customers’ entire enterprise.

•                  Long-Standing Trusted Provider to a Diversified and Growing Customer Base. By providing critical and reliable NDT services, products and systems for more than 30 years and expanding our asset protection solutions, we have become a trusted partner to a large and growing customer base across numerous infrastructure-intensive industries globally. Our customers include some of the largest and most well-recognized firms in the oil and gas, chemicals, fossil and nuclear power, and aerospace and defense industries as well as some of the largest public authorities.

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

•                  Experienced Management Team. Our management team has a track record of leadership in NDT, averaging over 20 years’ experience in the industry. These individuals also have extensive experience in growing businesses organically and in acquiring and integrating companies, which we believe is important to facilitate future growth in the fragmented asset protection industry. In addition, our senior managers are supported by highly experienced project managers who are responsible for delivering our solutions to customers.

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

Our Segments

The Company has three operating segments:

•                  Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States and a rapidly expanding Canadian services business, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  Products and Systems. This segment designs, manufactures, sells, installs and services our asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

•                  International. This segment offers services, products and systems similar to those of our Services and Products and Systems segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by our Products and Systems segment. South America consists primarily of our Brazil operations.

For discussion of segment revenues, operating results and other financial information, including geographic areas in which we recorded revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 19 - Segment Disclosure in the consolidated financial statements.

Our Solutions

We offer our customers “one source for asset protection solutions” ® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, proprietary data analysis and enterprise inspection database management warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. We deliver our solutions through a combination of services and products and systems.

Our Services

Our Services segment provides a range of testing and inspection services to a diversified customer base across energy-related, industrial and public infrastructure industries. We either deploy our services directly at the customer’s location or through our own extensive network of field testing facilities. Our global footprint allows us to provide asset protection solutions through local offices in close proximity to our customers, permitting us to keep response time and travel, living and per diem costs to a minimum, while maximizing our ability to develop meaningful, collaborative customer relationships. Examples of our comprehensive portfolio of services include: testing components of new construction as they are built or assembled; providing corrosion monitoring data to help customers determine whether to repair or retire infrastructure; providing material analysis to ensure the integrity of infrastructure components; and supplying non-invasive on-stream techniques that enable our customers to pinpoint potential problem areas prior to failure. In addition, we also provide services to assist in the planning and scheduling of resources for repairs and maintenance activities. Our experienced inspection professionals perform these services, supported by our advanced proprietary software and hardware products. Examples of our services are discussed below.

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

Advanced NDT Services

In addition to traditional NDT services, we provide a broad range of proprietary advanced NDT services that we offer on a stand-alone basis or in combination with software solutions such as our proprietary enterprise inspection data warehousing and plant condition monitoring software and systems (PCMS). We also provide on-line monitoring capabilities and other solutions that enable the delivery of accurate and real-time information to our customers. Our advanced NDT services require more complex equipment and more skilled inspection professionals to operate this equipment and interpret test results. Some of the technologies and techniques we use include:

•                  Automated ultrasonic testing

•                  Guided Ultrasonic Long wave testing

•                  Infrared thermography and inspection

•                  Phased array ultrasonic testing

•                  Acoustic emission testing

•                  Automated Ultrasonic Phased Array Inspection

•                  Predictive Maintenance (PdM)

•                  Reliability centered maintenance services (RCM)

•                  Fitness for Service (FFS) engineering services

•                  Internal Rotating Inspection System (IRIS)

•                  Wireless on-line data acquisition

•                  On-line plant asset integrity monitoring

•                  Risk-based inspection (RBI)

•                  Computed and Digital radiography

•                  Sensor fusion (multi-sensor data integration)

•                  Ground Penetrating Radar

•                  Line Scanning Thermography (LST)

•                  Professional Rope Access teams

•                  Large Structure Inspection (LSI)

•                  Wireless Ultrasonic Sensors

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

As a result of the information captured by PCMS and our risk-based inspection software module we are able to provide a professional service known as “Mechanical Integrity Gap Analysis” for process facilities. Our Mechanical Integrity Gap Analysis service offers insight into the level of plant readiness, how best to manage and monitor the integrity of process facility assets, and how to extend the useful lives of such assets. Our Mechanical Integrity Gap Analysis service also assists customers in benchmarking and managing their infrastructure through key performance indicators and other metrics.

Our Products and Systems

Acoustic Emission (AE) Products

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

Ultrasonic (UT) Systems

We design, manufacture and market a complete line of ultrasonic equipment. While AE technology detects flaws and pinpoints their location, our UT technology has the ability to size defects in three-dimensional geometric representations. Our line of UT systems include our line of Automated UT scanners, our unique portable UT handheld system with motion control to run our many inspection scanners, and our immersion systems including small bench top units to large UT systems over 55 feet long and large production unit gantry systems.

Vibration Sensors and Systems

We design, manufacture and market a broad portfolio of vibration sensing products under our Vibra-Metrics brand name. These include a full line of accelerometers (vibration sensors), on-line condition-based management systems, data delivery systems and a comprehensive assortment of ancillary support products.

Radiography Systems

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

Technology Solutions

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

Software Solutions

Our software solutions are designed to meet the demands of our customers inspection data management, risk management, data analysis and asset integrity management requirements. We address these requirements using best in class relational database management systems and applying enterprise based inspection and data warehousing applications. We apply our comprehensive portfolio of customized Acoustic Emission and Ultrasonic application-specific software products to cover a broad range of materials testing and analysis methods, for neural networks, pattern recognition, wavelet analysis and moment tensor analysis. Some of the key software solutions we offer include:

•                 PCMS enterprise software: asset protection and reliability

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

PCMS also offers advantages by allowing the information it develops and stores to be organized, linked and synchronized with enterprise software systems such as SAP and IBM’s Maximo. We believe PCMS is one of the more widely used process condition management software systems in the world. We estimate that approximately 40% of U.S. refineries, by capacity, currently use PCMS. This provides us not only with recurring maintenance and support fees, but also marketing opportunities for additional software, asset integrity management and other asset protection solutions. PCMS has also been chosen and installed by leading midstream pipeline energy companies.

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

Engineering Services

In addition to software and advanced technologies, Mistras also provides professional engineering services that is organized under our Asset Integrity Management Services (AIMS) group. Asset Integrity Management refers to the management system that enables plant owners to maintain the integrity of its assets in a Fit for Service condition for the desired life of the assets. A sound AIMS program incorporates various aspects of equipment design, maintenance, inspection programs and operations in order to maximize the return generated from the assets based on their safe and efficient operation. The biggest benefit of a functional AIMS program is the ability to run your plant smoother and more efficiently. In short, the plant should see longer run times and shorter down time. This is easily equated to higher returns for the facility. Services include includes Engineering Fitness for Service, Finite Element Analysis and other fixed equipment mechanical engineering studies on an as needed basis. These studies provide critical data to plant operators in aiding in run, repair or replace decisions. In some cases, FFS studies are used to determine if a plant can operate the asset in a reduced capacity until the next shut down period. In this case, Mistras normally prescribes On-line Monitoring using Acoustic Emission technology to determine if the anomaly is propagating.

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

Customers

During fiscal 2013, we provided our asset protection solutions to a broad group of customers. The following table lists some of our larger customers by revenues for fiscal 2013, in each of our target markets.

Oil & Gas, including Petrochemicals (50%)	Industrial (12%)	Aerospace & Defense (11%)
BP	Alcan	Airbus
Chesapeake Midstream	ARGE Polimex/Ratingen	Carlton Forge Works
Chevron	BHR	Danner
Conoco Phillips	CHS Inc.	Electric Boat
Exxon	Kaiser	Hexcel
Hess Corporation	Remak S.A. - Opole	PAG
Marathon Oil	Rio Tinto Alcan	Saertex
Shell	Strike Construction	Schlosser Forge Company
Tesoro	Wooster Tool & Supply	Snecma
Valero	WorleyParsonsCord Ltd.	U.S. Navy

Process Industries (9%)	Power Generation & Transmission (8%)	Public Infrastructure, Research and Engineering (6%)
Akzo Nobel	AGL Resources	Allseas
Bayer	Bechtel	Atkins
Daiken	Constellation Power Source Generation, Inc.	Carpenter Tech
Dow, Rohm, & Haas	Dominion	Construction Testing Services, Inc.
Dupont	EDF SA-SCAN	HDR Engineering
Hemlock Semiconductor	Entergy	Holdings GD Empreendimentos
INEOS	Exelon	Kuraray America, Inc.
LyondellBasel	PP&L	Ministère des Transports du Québec
Teknimont	Siemens	Samarco
Terra Mississippi Nitrogen	Stone & Webster, Inc.	Wiltonen

The percentage in each column heading represents the approximate percentage that each target market comprises of our total revenues. The companies listed under each target market above comprise, in total, the following percentages of the fiscal 2013 revenues for that target market:

Oil & Gas: 61%

Power Generation & Transmission: 39%

Process Industries: 75%

Industrial: 25%

Aerospace & Defense: 56%

Public Infrastructure, Research and Engineering: 32%

We have one customer, BP plc. (BP), which accounted for approximately 11%, 16%, and 18% of our total revenues for fiscal 2013, 2012 and 2011, respectively. Our relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization. We conduct business with various divisions or affiliates of the BP organization through numerous contracts covering many segments of BP’s business including downstream (refinery), midstream (pipelines) and upstream (exploration). These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided. Most contracts are based on time and materials. No other customer accounted for more than 10% of our revenues in fiscal 2013, 2012, or 2011.

Geographic Areas

We conduct our business in approximately 16 different countries with our revenues primarily derived from our U.S. and European operations. Note 19 — Segment Disclosure to the consolidated financial statements in this report sets forth our revenues, long-lived assets and other financial information regarding our international operations.

Seasonality

Our business is seasonal. This seasonality relates primarily to our Services segment. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the second and fourth fiscal quarters, our cash flows are lower in those quarters than in our first and third quarters, as collections of receivables lag behind revenues. For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. Our quarterly Services segment revenues for fiscal 2013, as a percentage of total Services revenues for fiscal 2013, were 21% (first quarter), 28% (second quarter), 24% (third quarter), and 27% (fourth quarter). We expect that the impact of seasonality on our first and third fiscal quarter revenues and profitability and second and fourth fiscal quarter cash flows will continue.

Competition

We operate in a highly competitive, but fragmented, market. We are a “pure play” NDT company meaning that we provide only Services and Products & Systems for NDT supported applications and are not diluted with non core services which could create a conflict of interest. Our primary competitors are divisions of large companies, and many of our other competitors are small companies, limited to a specific product or technology and focused on a niche market or geographic region. We believe that none of our competitors currently provides the full range of asset protection and NDT products, enterprise software (PCMS) and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include the Acuren division of Rockwood Service Corporation, SGS Group, the TCM division of Team, Inc. and APPLUS RTD, which is majority-owned by The Carlyle Group. Our competition with respect to our PCMS software includes UltraPIPE, a division of Siemens, Lloyd’s Register Capstone, Inc. and Meridium Systems. Our competition with respect to our ultrasonic and radiography products are GE Inspection Technologies and Olympus NDT. In the traditional NDT market, we believe the principal competitive factors are project management, availability of qualified personnel, execution, price, reputation and quality. In the advanced NDT market, reputation, quality and size are more significant competitive factors than price. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (1) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (2) complex regulations and safety codes that require significant industry experience, (3) license requirements and evolved quality and safety programs, (4) costly and time-consuming certification processes, (5) capital requirements and (6) emphasis by large customers on size and critical mass, length of relationship and past service record.

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

Sales and Marketing

We sell our asset protection solutions through our experienced and highly trained direct sales and marketing teams within all of our offices worldwide. In addition, our project and laboratory managers as well as our management are trained on our solutions and often are the source of sales leads and customer contacts. Our direct sales and marketing teams work closely with our customers’ research and design personnel, reliability engineers and facilities maintenance engineers to demonstrate the benefits and capabilities of our asset protection solutions, refine our asset protection solutions based on changing market and customer needs and identify potential sales opportunities. We divide our sales and marketing efforts into services sales, products and systems sales and marketing.

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

We also design and manufacture automated ultrasonic systems and scanners as a result of the acquisition of Eurosonic in Vitrolles, France during fiscal 2012. This facility is the headquarters of our European Products and Systems division.

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

As of May 31, 2013, we held 7 patents, all in the United States, which will expire at various times between fiscal 2014 and 2026, and license certain other patents. However, we currently do not principally rely on these patents or licenses to provide our proprietary asset protection solutions. Our trademarks and service marks provide us and our products and services with a certain amount of brand recognition in our markets. However, we do not consider any single patent, trademark or service mark material to our financial condition or results of operations.

As of May 31, 2013, the primary trademarks and service marks that we held in the United States included Mistras® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include PCMS®, Physical Acoustics Corporation and the PAC logo, Ropeworks®, NOESIS, Pocket AE®, Pocket UT®, AEwin®, AEwinPost, UTwin®, UTIA, LST, Vibra-Metrics®, Field CAL®, MONPAC, PERFPAC, TANKPAC® , Valve-Squeak®,VPAC, POWERPAC, Sensor Highway, Quality Services Laboratories Inc. (QSL), NDT Automation, and One Source for Asset Projection Solutions®.

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

We work with many of our customers on developing new products or applications for our technology. Research and development expenses are reflected on our consolidated statements of operations as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.4 million, $2.1 million and $2.2 million for fiscal 2013, 2012 and 2011, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. For example, in February 2009, the National Institute of Standards and Technology (NIST) awarded us and our university partners a $6.9 million research award under their new Technology Innovation Program (TIP) for the development and research of advanced technologies to enable monitoring and inspection of the structural health of bridges, roadways and water systems.

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

Employees

Providing our asset protection solutions requires a highly-skilled and technically proficient employee base. As of May 31, 2013, we had approximately 4,400 employees worldwide and approximately 60% of our employees were based within the United States, of which approximately 95% were hourly. Less than 3% of our employees in the United States are unionized. We believe that we have good relations with our employees.

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

In early 2012, we received notice of a governmental investigation concerning an environmental incident which occurred in February 2011, outside on the premises of our Cudahy, California facility. We acquired this facility as part of the acquisition in October 2010 of the assets and ongoing business operations of General Testing and Inspection, Inc. (GTI), a business which provides in-house or shop inspection and nondestructive testing at the Cudahy premises. On February 11, 2011, while liquid hazardous waste was being pumped into the tanker truck of an unaffiliated certified hazardous waste transporter at the Cudahy facility, a chemical reaction occurred that caused an emission of a vapor cloud. No human injury or property damage was reported or appears to have been caused as a result of the incident. The incident was investigated by the L.A. County Fire Department (the Fire Department) and the U.S. Environmental Protection Agency (EPA). At the conclusion of the Fire Department’s investigation, the Fire Department imposed a fine on us in the amount of $4,000 for alleged violations of the California Health and Safety Code in April 2011, which was paid shortly thereafter.

We had received no further governmental communications or notices concerning fines or sanctions related to the incident until January 13, 2012, when we received grand jury subpoenas from the U.S. Attorney’s Office for the Central District of California addressed to us, GTI and one of our employees. These subpoenas were issued in connection with an EPA criminal investigation. The subpoena received by us requested documents and information relating to, among other things, our handling, identification, storage and disposal of hazardous waste, training records, corporate environmental policies, acquisition of GTI and any ongoing organizational relationship with GTI, and analytical results of the tests concerning the hazardous materials involved in the incident. We have been informed by the U.S. Attorney’s Office for the Central District of California that we are a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act. The violations are purportedly related to alleged improper storage and labeling of hazardous waste at the Cudahy facility. The U.S. Attorney’s Office also raised a concern about a possible obstruction of justice issue involving the conduct of one or more of our employees at this facility. Upon receiving the subpoenas, we engaged our outside legal counsel to assist us in conducting an investigation concerning the incident, including interviews with our current employees. To date, we have produced documents in response to the subpoena, and are aware that at least one of our employees testified before the grand jury.

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

Executive Officers

The following are our executive officers and other key employees as of May 31, 2013 and their background and experience:

Name	Age	Position
Sotirios J. Vahaviolos	67	Chairman, President, Chief Executive Officer and Director
Dennis Bertolotti	53	President, Chief Operating Officer, Services

Mark F. Carlos	61	Group Executive Vice President, Products and Systems
Ralph L. Genesi	58	Group Executive Vice President, Marketing and Sales
Francis T. Joyce	60	Executive Vice President, Chief Financial Officer and Treasurer
Michael C. Keefe	56	Executive Vice President, General Counsel and Secretary
Michael J. Lange	53	Group Executive Vice President, Services, and Director

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

Francis T. Joyce joined us as our Executive Vice President, Chief Financial Officer and Treasurer in July 2010. Prior to joining Mistras, Mr. Joyce was the Chief Financial Officer from 2006 to 2008 of Macquarie Infrastructure Company LLC, a New York Stock Exchange infrastructure operation and investment company that provides services in the general aviation, bulk liquid storage, gas utility, district cooling and airport parking industries. Prior to his employment with Macquarie, Mr. Joyce served as Chief Financial Officer of IMAX Corporation, a New York Stock Exchange company, from 2001 until 2006 and he was the Chief Financial Officer and Treasurer of TheGlobe.com from 1998 to 2001. Mr. Joyce started his career in public accounting at KPMG in New York. Mr. Joyce graduated from the University of Scranton with a Bachelor of Science in Accounting and from Fordham University Graduate School of Business with an MBA in Finance. Mr. Joyce is a certified public accountant.

Michael C. Keefe is Executive Vice President, General Counsel and Secretary, joining Mistras in December 2009. Most recently before Mistras, Mr. Keefe worked at International Fight League, a publicly-traded sports promotion company, from 2007 until 2009, initially as Executive Vice President, General Counsel and Corporate Secretary, then becoming the Chief Financial Officer, and eventually its President. From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary, and prior to that was in private practice at McCarter & English, LLP. Before starting his legal career, Mr. Keefe was employed at PricewaterhouseCoopers LLP, and worked in accounting for seven years, becoming a certified public accountant. Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

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

We derive a significant amount of revenues from a few customers. For instance, various divisions or business units of our largest customer, BP, were responsible for approximately 11%, 16% and 18% of our revenues for fiscal 2013, 2012 and 2011, respectively. Taken as a group, our top ten customers were responsible for approximately 34%, 39% and 44% of our revenues for fiscal 2013, 2012 and 2011, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 70% of our revenues for the last three fiscal years. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates or integrate acquired businesses successfully, which may inhibit our growth, and any acquisitions that we do complete may expose us to a number of unanticipated operational and financial risks.

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

In addition, we have a significant amount of goodwill and other intangible assets on our balance sheet as a result of our acquisitions.  If our acquisitions do not perform as planned and we do not realize the benefits and profitability we expect, we could incur significant write-downs and impairment charges to our earnings due to the impairment of the goodwill and other intangible assets we have acquired.

Our international operations are subject to risks relating to non-U.S. operations.

In fiscal 2013, 2012 and 2011, we generated approximately 31%, 19% and 15% of our revenues outside the United States, respectively. We expect to increase our international presence over time. In addition, we expect our international business to become much more service oriented than in the past, resulting in many more employees outside the United States. Our primary operations outside the United States are in Canada, Germany, Brazil, the United Kingdom, and France. We also have operations in Russia, the Netherlands, India and Japan. There are numerous risks inherent in doing business in international markets, including:

•                  fluctuations in currency exchange rates and interest rates;

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

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 50%, 54% and 61% of our revenues for fiscal 2013, 2012 and 2011, respectively. We have expanded our customer base into industries other than the oil and gas industry, but we still receive a majority of our revenues from this industry. While our services are vital to the operators of plants and refineries, economic slowdowns or reduction in prices in the oil and gas industry can result in cut backs in contracts for our services. If the oil and gas industry were to suffer a prolonged or significant downturn, our revenues, profits and cash flows may be reduced. While we continue to expand our market presence in the power generation and transmission, and chemical processing industries, among others, these markets too are cyclical in nature and as such, are subject to economic downturns.

An accident or incident involving our asset protection solutions could expose us to claims, harm our reputation and adversely affect our ability to compete for business and, as a result, harm our operating performance.

We could be exposed to liabilities arising out of the solutions we provide. For instance, we furnish the results of our testing and inspections for use by our customers in their assessment of their assets, facilities, plants and other structures. If such results were to be incorrect or incomplete, as a result of, for instance, poorly designed inspections, malfunctioning testing equipment or our employees’ failure to adequately test or properly record data, we could be subject to claims. Further, if an accident or incident involving a structure we are testing or have tested occurs and causes personal injuries to our personnel or third parties, or property damage, such as the collapse of a bridge or an explosion in a plant or facility, and particularly if these injuries or damages could have been prevented by our customers had we provided them with correct or complete results, we may face significant claims by injured persons or related parties and claims relating to any property damage or loss. Even if our results are correct and complete, we may face claims for such injuries or damage simply because we tested the structure or facility in question. While we do have insurance, our insurance coverage may not be adequate to cover the damages from any such claims, forcing us to bear these uninsured damages directly, which could harm our operating results and may result in additional expenses and possible loss of revenues. An accident or incident for which we are found partially or fully responsible, even if fully insured, may also result in negative publicity, which would harm our reputation among our customers and the public, cause us to lose existing and future contracts or make it more difficult for us to compete effectively, thereby significantly harming our operating performance.

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

If we lose members of our senior management team upon whom we are dependent, we may be less effective in managing our operations and may have more difficulty achieving our strategic objectives.

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

We face strong competition from NDT and a variety of niche asset protection providers, both larger and smaller than we are. Some of our competitors have greater financial resources than we do and could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some of our competitors are business units of companies substantially larger than us and have the ability to combine asset protection solutions into an integrated offering to customers who already purchase other types of products or services from them. Our competitors may offer asset protection solutions at prices below or without cost in order to improve their competitive positions. Smaller niche competitors with small customer bases may be very aggressive in their pricing in order to retain customers. These competitive factors could have and could continue to make it more difficult for us to attract and retain customers, or can cause us to lower our prices and accept lower margins in order to compete, the impact of any of which can reduce our market share, revenues and profits.

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

Deteriorations in economic trends or other factors may cause us to recognize further impairment charges for our goodwill.

As of May 31, 2013, the carrying amount of our goodwill was approximately $115.3 million, of which approximately $40.8 million relates to our International segment. A significant portion of our international operations are concentrated in Europe and Brazil. The economic environments in Europe and Brazil were difficult in 2013. As a result of a contraction in the Brazilian economy (specifically in the oil and gas industry), we recognized goodwill impairment in our Brazil reporting unit of approximately $9.9 million. Significant deterioration in industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, or other factors, may cause further impairment charges to goodwill in future periods.

Substantially all of our computer and communications hardware is located at a single facility, the failure of which would harm our business and results of operations.

Substantially all of our computer and communications hardware is located at a single facility in Princeton Junction, New Jersey. We are presently working on plans and taking action to upgrade our back-up recovery and business continuity plans, should a disaster strike our primary data center or some other significant event occurs, so that we can continue operating without a material interruption of business or loss of key functions such as information processing, customer billing and financial reporting. However, until we complete these improvements, should a natural disaster or some other event occur that damages our data center or significantly disrupts its operation, such as human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events, we could suffer loss of business and interruption of key functions and capabilities that could materially reduce our revenues or profitability and harm our business performance.

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

From time to time, our customers have requested greater functionality in our solutions. As part of our strategy to enhance our asset protection solutions and grow our business, we continue to make substantial investments in the research and development of new technologies. We believe our future success will depend, in part, on our ability to continue to design new, competitive asset protection solutions, enhance our current solutions and provide new, value-added services. Developing new solutions will require continued investment, and we may experience unforeseen technological or operational challenges. In addition, our asset protection software is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. Our competitors, many of whom have greater financial resources than us, could develop technologies earlier than we do, putting us at a competitive disadvantage. If we are unable to develop new asset protection solutions or enhancements that meet our customers’ needs on a timely basis, we may experience a loss of customers or otherwise be likely to lose opportunities to earn revenues and to gain customers or access to markets, and our business and results of operations will be adversely affected.

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

If we fail to successfully educate current and potential customers regarding the benefits of our asset protection solutions or the market for these solutions otherwise fails to develop, the profitability or growth of our business could be adversely impacted.

Our future success depends on continued and growing commercial acceptance of our asset protection solutions and our ability to obtain additional contracts. We anticipate that revenues related to our asset protection solutions will constitute a substantial portion of our revenues for the foreseeable future. If we are unable to educate our potential customers about the advantages our solutions have over competing products and services, or our current customers stop purchasing our asset protection solutions, our operating results could be significantly harmed. In addition, because the asset protection solutions industry is rapidly evolving, we could lose insight into trends that may be emerging, which would further harm our competitive position by making it difficult to predict and respond to customer needs. If the market for our asset protection solutions does not continue to develop, our ability to grow our business would be limited and we might not be able to maintain profitability. In addition, larger service customers are making pricing for traditional NDT services less profitable. Therefore, if we cannot convince our customers of the advantages and value of our advanced NDT services we could lose large contracts or suffer lower profit margin.

The seasonal nature of our business reduces our revenues and profitability in our first and third fiscal quarters.

Our business, primarily in our Services segment, is seasonal. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. As a result of these trends, we generally have reduced cash flows in our second and fourth fiscal quarters, as collections of receivables lag behind revenues, possibly requiring us to borrow under our credit agreement. In addition, most of our operating expenses, such as employee compensation and property rental expense, are relatively fixed over the short term. Moreover, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. We expect that the impact of seasonality on our first and third fiscal quarter revenues and profitability and second and fourth fiscal quarter cash flows will continue.

Growth in revenues from our service offerings, particularly traditional NDT services, relative to revenues from the sale of our products and systems may reduce our overall gross profit margin.

Our gross profit margin on revenues from our services offerings, particularly traditional NDT services, has historically been lower than our gross profit margin on revenues from our products and systems for numerous reasons. For instance, the gross profit margin in our Services segment for fiscal 2013 was approximately 26%, while our gross profit margin in our Products and Systems segment was approximately 51%. Our overall gross profit margin was approximately 28% during the same period. We expect to continue our efforts to increase the number of “evergreen” or “run and maintain” contracts at oil refineries. Often times, the services we provide at the beginning of these contracts are traditional NDT services. Until such time as we can understand the needs of each new “evergreen” plant and we can then make recommendations to provide our advanced NDT services, and thus improve our service mix, our margins may be negatively impacted. As a result, we expect our overall gross profit margin will be lower in periods when revenues from our services, and particularly from traditional NDT services, has increased as a percentage of total revenues and will be higher in periods when revenues from our advanced NDT services and our products and systems have increased as a percentage of total revenues. We expect this trend to continue and to the extent is does, our margins may decrease or remain flat. In addition, service offerings have become a larger portion of our International segment revenues than in the past, a trend we expect to continue, and this increased service revenue will be lower margin traditional NDT services. As a result, the gross profit margin in our International segment has decreased from 35% in 2011 to 32% in 2012 and 25% in 2013.These factors will create more pressure on margins. Fluctuations in our gross profit margin may affect our level of profitability in any period, which may negatively affect the price of our common stock.

Our business, and the industries we currently serve, are currently subject to governmental regulation, and may become subject to modified or new government regulation that may negatively impact our ability to market our asset protection solutions.

We incur substantial costs in complying with various government regulations and licensing requirements. For example, the transportation and overnight storage of radioactive materials used in providing certain of our asset protection solutions such as radiography are subject to regulation under federal and state laws and licensing requirements. Our Services segment is currently licensed to handle radioactive materials by the U.S. Nuclear Regulatory Commission (NRC) and over 20 state regulatory agencies. If we allegedly fail to comply with these regulations, we may be investigated and incur significant legal expenses associated with such investigations, and if we are found to have violated these regulations, we may be fined or lose one or more of our licenses or permits, which would prevent or restrict our ability to provide radiography services. In addition, while we are investigated, we may be required to suspend work on the projects associated with our alleged noncompliance, resulting in loss of profits or customers, and damage to our reputation. Many of our customers have strict requirements concerning safety or loss time occurrences and if we are unable to meet these requirements it could result in lost revenues. In the future, federal, state, provincial or local governmental agencies may seek to change current regulations or impose additional regulations on our business. Any modified or new government regulation applicable to our current or future asset protection solutions may negatively impact the marketing and provision of those solutions and increase our costs and the price of our solutions.

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

We rely on certification of our NDT solutions by industry standards-setting bodies. We and/or our subsidiaries currently have International Organization for Standardization (ISO) 9001:2008 certification, ISO 14001:2004 certification and OHSAS 18001:2007 certification. In addition, we currently have Nadcap and similar (formerly National Aerospace and Defense Contractors Accreditation Program) certifications for certain of our locations. We continually review our NDT solutions for compliance with the requirements of industry specification standards and the Nadcap special processes quality requirements. However, if we fail to maintain our ISO, Nadcap or other certifications, our business may be harmed because our customers generally require that we have these certification before they purchase our NDT solutions.

Protecting our intellectual property is important to our business and results of operations.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our asset protection solutions. Patent protection is unavailable for certain aspects of the technology and operational processes important to our business. Any patent held by us or to be issued to us, or any of our pending patent applications, could be unenforceable, challenged, invalidated or circumvented. Some of our trademarks that are not in use may become available to others. To date, we have relied principally on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our intellectual property. However, we have not obtained confidentiality agreements from all of our customers and vendors. Although we have entered into confidentiality agreements with all of our employees in our Products and Systems segment and certain of our other employees involved in the development of our intellectual property, we cannot be certain that these agreements will be honored or enforceable. Some of our confidentiality agreements are not in writing, and some customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. We do not transfer ownership of some of our more advanced asset protection products and systems and, instead, sell to our customers’ services using these products and systems. We do this, in part, to protect the intellectual property upon which these products and systems are based, but this strategy may not be successful and our customers or third parties may reverse engineer or otherwise derive this intellectual property and use it without our authorization. Policing unauthorized use of our intellectual property is difficult and expensive. The steps that we have taken or may take might not prevent misappropriation of the intellectual property on which we rely. In addition, effective protection may be unavailable or limited in jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. From time to time, third parties may infringe our intellectual property rights. Litigation may be necessary to enforce or protect our rights or to determine the validity and scope of the rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources away from our daily operations and result in the impairment of our intellectual property. Failure to adequately enforce our rights could cause us to lose valuable rights in our intellectual property and may negatively affect our business.

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

We intend to continue making investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new, or enhance our current, asset protection solutions, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, no assurance can be given that adequate or acceptable financing will be available to us, in which case we may not be able to grow our business or respond to business challenges.

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

•                  enter into transactions with affiliates; and

•                  enter into burdensome agreements.

Our credit agreement also contains financial covenants that require us to maintain compliance with specified financial ratios. If we fail to comply with these covenants, the lenders could prevent us from borrowing under our credit agreement, require us to pay all amounts outstanding, require that we cash collateralize letters of credit issued under the credit agreement and restrict us from making acquisitions. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

Our revenue cycle can be lengthy, unpredictable and require significant employee time and financial resources with no assurances that we will realize revenues.

Our sales cycles are often long and unpredictable. Many of our current and potential customers have extended budgeting and procurement processes. We believe that they also tend to be risk averse and follow industry trends rather than be the first to purchase new products or services, which can extend the lead time for or prevent acceptance of new products or services. Accordingly, they may take longer to reach a decision to purchase our solutions. This extended sales process, which often lasts between three and six months and sometimes longer, requires the dedication of significant time and financial resources, with no certainty of success or recovery of our related expenses. It is not unusual for our current and potential customers to go through the entire sales process and not make any purchases.

Any real or perceived internal or external electronic security breaches in connection with the use of our asset protection solutions could harm our reputation, inhibit market acceptance of our solutions and cause us to lose customers.

We and our customers use our asset protection solutions to compile and analyze sensitive or confidential customer-related information. In addition, some of our asset protection solutions allow us to remotely control and store data from equipment at commercial, institutional and industrial locations. Our asset protection solutions rely on the secure electronic transmission of proprietary data over the Internet or other networks. The occurrence or perception of security breaches in connection with our asset protection solutions or our customers’ concerns about Internet security or the security of our solutions, whether warranted or not, would likely harm our reputation or business, inhibit market acceptance of our asset protection solutions and cause us to lose customers, any of which would harm our financial condition and results of operations.

We may come into contact with sensitive information or data when we perform installation, maintenance or testing functions for our customers. Even the perception that we have improperly handled sensitive, confidential information would have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. In addition, third parties may attempt to breach our security or inappropriately harm our asset protection solutions through computer viruses, electronic break-ins and other disruptions. If a breach is successful, confidential information may be improperly obtained, for which we may be subject to lawsuits and other liabilities.

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

A significant stockholder controls the direction of our business. The concentrated ownership of our common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Sotirios J. Vahaviolos, our Chairman, President and Chief Executive Officer, owns approximately 40% of our outstanding common stock. As a result, Dr. Vahaviolos effectively controls our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

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

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our second amended and restated certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 28,211,000 shares of common stock are outstanding as of August 1, 2013. In addition, we have approximately 3,018,000 shares of common stock reserved for issuance related to stock options and restricted stock units that are outstanding as of August 1, 2013. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

As of May 31, 2013, we operated approximately 100 offices in 16 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of May 31, 2013, we owned properties located in Olds, Alberta; Monroe, North Carolina; Trainer, Pennsylvania; LaPonte, Texas; Burlington, Washington; Gillette, Wyoming; and Jonquiere, Quebec. These properties, as well as approximately 65 offices throughout North America (including Canada), are utilized by our Services segment. Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 35 offices including locations in Brazil, United Kingdom, the Netherlands, France, Germany, Greece, Russia, Japan and India. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

ITEM 3.                LEGAL PROCEEDINGS

We are subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. See “Litigation” in Note 13 — Commitment and Contingencies to our audited consolidated financial statements contained in Item 8 of this report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

In early 2012, we received notice of a governmental investigation concerning an environmental incident which occurred in February 2011, outside on the premises of our Cudahy, California facility. We acquired this facility as part of the acquisition in October 2010 of the assets and ongoing business operations of General Testing and Inspection, Inc. (GTI), a business which provides in-house or shop inspection and nondestructive testing at the Cudahy premises. On February 11, 2011, while liquid hazardous waste was being pumped into the tanker truck of an unaffiliated certified hazardous waste transporter at the Cudahy facility, a chemical reaction occurred that caused an emission of a vapor cloud. No human injury or property damage was reported or appears to have been caused as a result of the incident. The incident was investigated by the L.A. County Fire Department (the Fire Department) and the U.S. Environmental Protection Agency (EPA). At the conclusion of the Fire Department’s investigation, the Fire Department imposed a fine on us in the amount of $4,000 for alleged violations of the California Health and Safety Code in April 2011, which was paid shortly thereafter.

We had received no further governmental communications or notices concerning fines or sanctions related to the incident until January 13, 2012, when we received grand jury subpoenas from the U.S. Attorney’s Office for the Central District of California addressed to us, GTI and one of our employees. These subpoenas were issued in connection with an EPA criminal investigation. The subpoena received by us requested documents and information relating to, among other things, our handling, identification, storage and disposal of hazardous waste, training records, corporate environmental policies, acquisition of GTI and any ongoing organization relationship with GTI, and analytical results of the tests concerning the hazardous materials involved in the incident. We have been informed by the U.S. Attorney’s Office for the Central District of California that we are a target of a criminal investigation into potential violations of the Resource Conservation and Recovery Act. The violations are alleged to be related to purportedly improper storage and labeling of hazardous waste at the Cudahy facility. This U.S. Attorney’s Office also raised a concern about a possible obstruction of justice issue involving the conduct of one or more of our employees at this facility. Upon receiving the subpoenas, we engaged our outside legal counsel to assist us in conducting an investigation concerning the incident, including interviews with our current employees. To date, we have produced documents in response to the subpoena, and are aware that at least one of our employees testified before the grand jury.

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

	Year ended May 31, 2013		Year ended May 31, 2012
	High	Low	High	Low

Quarter ended August 31,	$26.98	$19.28	$20.82	$14.83
Quarter ended November 30,	$24.26	$19.05	$24.01	$17.50
Quarter ended February 29,	$25.35	$19.97	$26.24	$20.63
Quarter ended May 31,	$24.50	$18.15	$25.49	$22.11

Holders of Record

As of August 1, 2013, there were approximately 15 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of fiscal 2013 pursuant to the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Fiscal Quarter Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
May 31, 2013	106	$20.95

ITEM 6.               SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial data for the periods indicated. The selected statement of income and cash flow data for fiscal 2013, 2012 and 2011 and the selected balance sheet data as of May 31, 2013 and 2012 have been derived from our audited financial statements and related notes thereto included elsewhere in this Annual Report. The statement of income and cash flow data for fiscal 2010 and fiscal 2009 and the selected balance sheet data as of May 31, 2011, 2010 and 2009 have been derived from our audited financial statements not included in this Annual Report. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the audited consolidated financial statements and the notes thereto in Item 8 in this Annual Report.

	For the year ended May 31,
	2013(a)	2012(a)	2011	2010	2009
	($ in thousands, except share and per share data)
Statement of Income Data
Revenues	$529,282	$436,875	$338,589	$272,128	$209,133
Cost of revenues	363,045	291,616	221,980	178,480	131,167
Depreciation	17,866	15,569	13,206	10,510	8,700
Gross profit	148,371	129,690	103,403	83,138	69,266
Selling, general and administrative expenses	101,792	83,098	65,983	54,849	46,456
Research and engineering	2,447	2,059	2,150	2,402	1,949
Depreciation and amortization	8,781	6,455	5,386	4,673	3,936
Acquisition-related costs	(2,141)	1,980	—	614	—
Goodwill impairment	9,938	—	—	—	—
Legal reserve	—	—	273	(297)	2,100
Income from operations	27,554	36,098	29,611	20,897	14,825
Interest expense	3,288	3,132	2,773	3,531	4,614
(Gain) loss on extinguishment of long-term debt	—	(671)	—	387	—
Income before provision for income taxes	24,266	33,637	26,838	16,979	10,211
Provision for income taxes	12,627	12,291	10,502	6,527	4,558
Net income	11,639	21,346	16,336	10,452	5,653
Net loss (income) attributable to noncontrolling interests, net of taxes	7	7	95	(23)	(187)
Net income attributable to Mistras Group, Inc.	11,646	21,353	16,431	10,429	5,466
Accretion of preferred stock	—	—	—	6,499	(27,114)
Net income (loss) attributable to common shareholders	$11,646	$21,353	$16,431	$16,928	$(21,648)
Weighted average common shares outstanding:
Basic	28,141	27,839	26,724	21,744	13,000
Diluted	29,106	28,685	26,933	24,430	13,000
Earnings (loss) per common share:
Basic	$0.41	$0.77	$0.61	$0.78	$(1.67)
Diluted	$0.40	$0.74	$0.61	$0.43	$(1.67)
Other Financial Data:
Net cash provided by operating activities	$43,503	$31,402	$25,254	$18,987	$12,661
Net cash used in investing activities	(45,479)	(37,512)	(36,478)	(16,534)	(15,888)
Net cash provided by financing activities	1,144	2,009	5,344	8,083	4,912
EBITDA(1)	54,208	58,800	48,298	35,670	27,274
Adjusted EBITDA (1)	$68,290	$65,206	$52,322	$39,464	$31,122

	May 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$7,802	$8,410	$10,879	$16,037	$5,668
Total assets	376,660	329,816	248,637	189,939	153,433
Total long-term debt, including current portion	60,267	40,229	21,851	13,301	66,251
Obligations under capital leases, including current portion	17,689	19,045	15,476	14,569	14,525
Convertible redeemable preferred stock	—	—	—	—	90,983
Total Mistras Group, Inc. stockholders’ equity (deficit)	$210,053	$193,012	$167,157	$130,286	$(47,912)

(a) Refer to Note 8 - Acquisitions to the consolidated financial statements in Item 8 in this report, for disclosure of the Company’s acquisitions in fiscal 2013 and 2012.

(1) The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA:

	For the year ended May 31,
	2013	2012	2011	2010	2009
	($ in thousands)
Net income attributable to Mistras Group, Inc.	$11,646	$21,353	$16,431	$10,429	$5,466
Interest expense	3,288	3,132	2,773	3,531	4,614
Provision for income taxes	12,627	12,291	10,502	6,527	4,558
Depreciation and amortization	26,647	22,024	18,592	15,183	12,636
EBITDA	$54,208	$58,800	$48,298	$35,670	$27,274
Share-based compensation expense	6,285	5,097	3,751	2,695	192
Acquisition-related costs	(2,141)	1,980	—	614	—
Goodwill impairment	9,938	—	—	—	—
Legal reserve	—	—	273	(297)	2,100
(Gain) loss on extinguishment of debt	—	(671)	—	387	—
Large customer bankruptcy	—	—	—	395	1,556
Adjusted EBITDA	$68,290	$65,206	$52,322	$39,464	$31,122

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are listed in the reconciliation table above).

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

We believe investors and other users of our financial statements benefit from the presentation of Adjusted EBITDA in evaluating our operating performance because it provides an additional tool to compare our operating performance on a consistent basis and measure underlying trends and results in our business. Adjusted EBITDA removes the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods, the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations.

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

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the years ended May 31, 2013, 2012 and 2011, respectively, and our financial position as of May 31, 2013 and 2012, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. In this annual report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2013 is referred to as “fiscal 2013”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

•                  Forward-Looking Statements

•                  Overview

•                  Consolidated Results of Operations

•                  Segment Results of Operations

•                  Liquidity and Capital Resources

•                  Critical Accounting Estimates

•                  Recent Accounting Pronouncements

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

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

Overview

We offer our customers “one source for asset protection solutions” ® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT) and predictive maintenance (PdM) services, proprietary data analysis and enterprise inspection warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

•                  Services provides asset protection solutions primarily in North America with the largest concentration in the United States and a rapidly expanding Canadian services business, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  International offers services, products and systems similar to those of the other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment. South America consists primarily of our Brazil operations.

•                  Products and Systems designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), natural gas, fossil and nuclear power, transmission and distribution, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology, food processing industries and research and engineering institutions. As of May 31, 2013, we had approximately 4,400 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified Level III technicians, in approximately 100 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

For the last several years, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions, in general, has increased, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. Concurrent with this growth, we have worked to build our infrastructure to profitably absorb additional growth and have made a number of acquisitions in an effort to leverage our fixed costs, grow our base of experienced, certified personnel, expand our product and technical capabilities and increase our geographical reach.

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

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for fiscal 2013, 2012 and 2011:

	For the year ended May 31,
	2013	2012	2011
	($ in thousands)

Revenues	$529,282	$436,875	$338,589
Cost of revenues	363,045	291,616	221,980
Depreciation	17,866	15,569	13,206
Gross profit	148,371	129,690	103,403
Gross profit as a % of Revenue	28%	30%	31%
Selling, general and administrative expenses	101,792	83,098	65,983
SG&A as a % of Revenue	19%	19%	19%
Research and engineering	2,447	2,059	2,150
Depreciation and amortization	8,781	6,455	5,386
Acquisition-related expense, net	(2,141)	1,980	—
Goodwill impairment	9,938	—	—
Legal reserve	—	—	273
Income from operations	27,554	36,098	29,611
Income from operations as a % of Revenue	5%	8%	9%
Interest expense	3,288	3,132	2,773
Loss on extinguishment of long-term debt	—	(671)	—
Income before provision for income taxes	24,266	33,637	26,838
Provision for income taxes	12,627	12,291	10,502
Net income	11,639	21,346	16,336
Net loss attributable to noncontrolling interests, net of taxes	7	7	95
Net income attributable to Mistras Group, Inc.	11,646	21,353	16,431
Net income attributable to Mistras Group, Inc. as a % of Revenue	2%	5%	5%

Our growth rates for fiscal 2013, 2012 and 2011 were as follows:

	For the year ended May 31,
	2013	2012	2011
	($ in thousands)

Revenue growth	$92,407	$98,286	$66,461
% Growth over prior year	21.2%	29.0%	24.4%

Comprised of:
% of organic growth	3.1%	15.6%	15.8%
% of acquisition growth	18.7%	13.2%	8.3%
% foreign exchange increase (decrease)	(0.6)%	0.2%	0.3%
	21.2%	29.0%	24.4%

Revenues. Our revenues by segment for fiscal 2013, 2012 and 2011 were as follows:

	For the year ended May 31,
	2013	2012	2011
	($ in thousands)

Revenues
Services	$380,851	$349,793	$283,139
International	126,840	59,466	36,798
Products and Systems	33,301	40,083	26,105
Corporate and eliminations	(11,710)	(12,467)	(7,453)
	$529,282	$436,875	$338,589

Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations.

Fiscal 2013 Compared to Fiscal 2012

Revenues increased $92.4 million, or 21%, in fiscal 2013 compared to fiscal 2012 primarily as a result of growth in our Service and International segments. We estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 3% and 16% in fiscal 2013 and 2012, respectively. In fiscal 2013, we estimate that organic growth by segment was approximately 6% for our Services segment, 2% for our International segment and (24%) for our Products and Systems segment, where a large non-recurring military order was shipped in 2012. In fiscal 2013, we estimate that growth from acquisitions was approximately $81.7 million, or approximately 19%, compared to approximately $44.6 million, or approximately 13%, in fiscal 2012. We completed the acquisition of three companies in fiscal 2013 compared to eleven companies in fiscal 2012.

We continued to experience growth in many of our target markets in fiscal 2013. Our largest target market was oil and gas which represented approximately 50% and 54% of revenues in fiscal 2013 and 2012, respectively. Oil and gas revenues grew by 11% in fiscal 2013, led by growth in the midstream section of the industry. We also experienced growth in several of our other target markets outside of oil and gas, including aerospace and defense, industrial, process industries which include chemical and pharmaceutical, power generation, and infrastructure markets. Taken as a group, revenues for all target markets other than oil and gas grew approximately 34% over the prior year. Our top ten customers represented approximately 34% of our revenues for fiscal 2013 compared to 39% in fiscal 2012. Our largest customer in both periods was BP p.l.c. (BP), accounting for approximately 11% and 16% of our revenues in fiscal 2013 and 2012, respectively. No other customer accounted for more than 7% of our revenues in fiscal 2013.

Gross Profit. Our gross profit by segment for fiscal 2013, 2012 and 2011 was as follows:

	For the year ended May 31,
	2013	2012	2011
	($ in thousands)

Gross profit
Services	$98,907	$94,413	$77,883
International	32,319	19,106	12,922
Products and Systems	16,947	18,578	13,239
Corporate and eliminations	198	(2,407)	(641)
	$148,371	$129,690	$103,403

Gross profit by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Our gross profit increased $18.7 million, or 14%, in fiscal 2013 compared to fiscal 2012. As a percentage of revenues, our gross profit was approximately 28% and 30% in fiscal 2013 and 2012, respectively. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 69% and 67% in fiscal 2013 and 2012, respectively. Depreciation expense included in the determination of gross profit was $17.9 million and $15.6 million for fiscal 2013 and 2012, respectively.

The 170 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a change in the mix of revenues generated during the year, lower Advanced Services margins and higher unbillable direct labor. Additionally, competitive pricing pressure from large master service agreements with larger oil and gas customers also contributed to lower margins. Revenues from the oil and gas industry represented approximately 50% of total revenues. Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Also contributing to the decrease was an increase in unbillable labor. Unbillable labor includes professional training time for our technicians, which increased $0.6 million in fiscal 2013 as a result of the increase in number of technicians.

Complementing the impact of higher revenues from the oil and gas industry was revenue growth in all other industries of approximately 34% in fiscal 2013, where gross margins tend to be higher. In addition, Advanced NDT services decreased as a percentage of total revenue to 15% of our Services segment revenues in fiscal 2013 compared to approximately 16% in fiscal 2012.

Income from Operations. Our income from operations by segment for fiscal 2013, 2012 and 2011, was as follows:

	For the year ended May 31,
	2013	2012	2011
	($ in thousands)

Income from operations
Services	$40,325	$39,932	$31,856
International	(8,246)	3,262	3,539
Products and Systems	7,286	8,271	5,123
Corporate and eliminations	(11,811)	(15,367)	(10,907)
	$27,554	$36,098	$29,611

Income from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Our income from operations of $27.6 million for fiscal 2013 decreased $8.5 million, or 24%, compared to fiscal 2012. The decrease was primarily due a goodwill impairment charge in the fourth quarter of fiscal 2013 which is further discussed in Note 7 — Goodwill to our consolidated financial statements. As a percentage of revenues, our income from operations was approximately 5% and 8% in fiscal 2013 and fiscal 2012, respectively.

Our SG&A expenses for fiscal 2013 increased $18.7 million, or 22%, to $101.8 million in fiscal 2013 from $83.1 million in fiscal 2012. Of this amount, SG&A related to recent acquisitions accounted for approximately $16.2 million of the total increase. As a percentage of revenues, SG&A expenses were approximately 19% in fiscal 2013 and 2012. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Excluding acquisitions, SG&A expenses increased due to higher compensation and benefit expenses of $3.3 million over the prior year attributed to normal compensation increases, including incentive compensation, as well as our investment in additional management and corporate staff to support our growth and shared-based compensation costs of $1.2 million. These increases were partially offset by a decrease related to lower bad debt expense of $0.8 million. Depreciation and amortization included in the determination of income from operations for fiscal 2013 and fiscal 2012 was $8.8 million and $6.5 million, respectively, each being 2% of revenues.

Our acquisition-related expense, net for fiscal 2013 was attributed to adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in an increase to income from operations of $3.7 million. This was offset by $1.6 million related to professional fees and other expenses in connection with our fiscal 2013 acquisition activity. Acquisition-related expense, net for fiscal 2012 was approximately $1.8 million and related to professional fees and other expenses in connection with our fiscal 2012 acquisition activity. Additionally, we adjusted the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net decrease to income from operations of $0.2 million.

Interest Expense. Interest expense was $3.3 million and $3.1 million for fiscal 2013 and fiscal 2012, respectively. This increase primarily related to an increase in average borrowings outstanding under our revolver agreement during fiscal 2013 compared to fiscal 2012.

Income Taxes. Our effective income tax rate was approximately 52% for fiscal 2013 compared to 37% for fiscal 2012. The effective tax rate for fiscal 2013 was significantly impacted by the goodwill impairment charge that is not deductible for tax purposes. Excluding the impact of the impairment charge, our annual effective rate was approximately 37% for fiscal 2013.

Fiscal 2012 Compared to Fiscal 2011

Revenues increased $98.3 million, or 29%, in fiscal 2012 compared to fiscal 2011 as a result of growth in all of our segments. We estimate that our organic growth rate, as compared to growth driven by acquisitions, was approximately 16% in fiscal 2012 and fiscal 2011. In fiscal 2012, we estimate that organic growth by segment was approximately 18% for our Products and Systems segment, 17% for our Services segment, and 11% for our International segment. In fiscal 2012, we estimate that growth from acquisitions was $44.6 million, or approximately 13%, compared to $19.0 million, or 8%, in fiscal 2011. We completed the acquisition of eleven companies in fiscal 2012 compared to five companies in fiscal 2011.

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

The 80 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a change in the mix of revenues generated during the year, and higher unbillable labor. Revenues from the oil and gas industry increased approximately 16% during fiscal 2012 and represented approximately 54% of total revenues. Revenue from this industry tends to have lower gross margins than other industries due to the existence of longer term contracts which typically have a high concentration of lower margin, traditional NDT services. Also contributing to the decrease was an increase in unbillable labor. Unbillable labor includes professional training time for our technicians which increased as a result of the increase in technicians in fiscal 2012 compared to fiscal 2011. Unbillable labor increased $2.1 million in fiscal 2012 compared to fiscal 2011. Offsetting the impact of higher revenues from the oil and gas industry was revenue growth in all other industries of approximately 49% in fiscal 2012, where gross margins tend to be higher. In addition, revenues from Advanced NDT services, which have higher margins than traditional NDT services, increased more than 29% during fiscal 2012 and now represents approximately 16% of our Services segment revenues compared to approximately 15% in fiscal 2011.

Our income from operations of $36.1 million for fiscal 2012 increased $6.5 million, or 22%, compared to fiscal 2011. As a percentage of revenues, our income from operations was approximately 8% and 9% in fiscal 2012 and fiscal 2011, respectively.

Our SG&A expenses for fiscal 2012 increased $17.1 million, or 26%, from $66.0 million in fiscal 2011 to $83.1 million in fiscal 2012. Of this amount, SG&A related to recent acquisitions accounted for approximately $8.7 million of the total increase. As a percentage of revenues, SG&A expenses were approximately 19% in fiscal 2012 and 20% in fiscal 2011. The increase in expense was primarily due to the cost of additional salary and other infrastructure costs to support our growth in revenues, including the addition of new locations and personnel in connection with our acquisitions. Excluding acquisitions, our SG&A expenses included higher compensation and benefit expenses of $8.6 million over the prior year attributed to normal compensation increases, including incentive compensation, as well as our investment in additional management and corporate staff to support our growth. Other increases in SG&A expenses, excluding acquisitions, included stock compensation costs of approximately $1.5 million, insurance expense of $1.3 million, and occupancy expense of $1.3 million. Depreciation and amortization included in the determination of income from operations for fiscal 2012 and fiscal 2011 was $6.5 million and $5.4 million, respectively, each being 2% of revenues.

Our acquisition-related expense, net for fiscal 2012 was $1.8 million and related to professional fees and other expenses in connection with our fiscal 2012 acquisition activity. Additionally, we adjusted the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net decrease to income from operations of $0.2 million.

Interest Expense. Interest expense was $3.1 million and $2.8 million for fiscal 2012 and fiscal 2011, respectively. This increase primarily related to an increase in average borrowings in the current year.

Income Taxes. Our effective income tax rate was approximately 37% for fiscal 2012 compared to approximately 39% for fiscal 2011. The decrease was primarily due to the impact of permanent tax differences, lower foreign taxes, and a release of a valuation allowance offset by an increase in state taxes.

Segment Results of Operations

Services Segment

Selected financial information for the Services segment was as follows for fiscal 2013, 2012 and 2011:

	For the years ended May 31,
	2013	2012	2011
	($ in thousands)
Services segment
Revenues	$380,851	$349,793	$283,139
Cost of revenues	268,124	241,969	193,666
Depreciation	13,820	13,411	11,590
Gross profit	$98,907	$94,413	$77,883
Gross profit as a % of segment revenue	26%	27%	28%

Income from operations	$40,325	$39,932	$31,856
Income from operations as % of segment revenue	11%	11%	11%

Total depreciation and amortization	$18,296	$17,763	$15,979

Revenues. The Services segment revenues were $380.9 million, $349.8 million and $283.1 million in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, our Services revenues increased $31.1 million, or 9%, compared to fiscal 2012. The increase was attributable to organic growth of approximately 6% and growth from acquisitions of approximately 3%. The industries primarily contributing to growth were oil and gas, industrial and chemical, with the largest growth in dollars coming from the oil and gas industry. Customers in the oil and gas industry accounted for approximately 62% of our Services segment revenues in fiscal 2013 and 2012. We also have experienced growth in most of our other target markets due to strong demand, the addition of new customers and increasing revenues from existing customers. We increased our revenues to existing customers by increasing our penetration on existing service offerings and providing different types of asset protection solutions. Our top ten customers accounted for approximately 44% and 48% of our Services segment revenues during fiscal 2013 and 2012, respectively. One customer, BP, represented approximately 15% and 19% of our revenues for our Services segment in fiscal 2013 and 2012, respectively. Revenues from BP, as well as most of our larger oil and gas customers, are generated from numerous contracts at multiple sites.

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

Gross Profit. Our Services segment gross profit for fiscal 2013 was $98.9 million, or 26% of segment revenues, an increase of $4.5 million over fiscal 2012, which was $94.4 million, or 27% of segment revenues. The 100 basis point decrease in our segment gross profit margin was attributed primarily to a change in the mix of revenues generated during the year, lower Advanced Services margins and higher unbillable direct labor. Additionally, competitive pricing pressure from large master service agreements with larger oil and gas customers also contributed to lower margins.

Cost of revenues, excluding depreciation, as a percentage of revenues was 70%, 69%, and 68% in fiscal 2013, 2012, and 2011, respectively. For fiscal 2013, 2012, and 2011, depreciation expense included in gross profit was $13.8 million, $13.4, and $11.6 million respectively, each representing approximately 4% of revenues. We continued to invest in additional field test equipment and fleet vehicles, which generate depreciation expense, to support our growth and reduce other operating costs, such as repairs and maintenance.

Our Services segment gross profit for fiscal 2012 was $94.4 million, or 27% of Services revenues, an increase of $16.5 million over fiscal 2011, which was $77.9 million, or 28% of segment revenues. The modest decrease of 50 basis points in gross margin from the previous year was primarily due to the mix of revenues generated in the year and higher unbillable labor, as well as the pricing pressure from large master service agreements with larger oil and gas customers that drive our base revenues up while being awarded at competitive pricing.

Income from Operations. Our income from operations from our Services segment was $40.3 million in fiscal 2013, an increase of $0.4 million or 1% compared to fiscal 2012. Income from operations as a percentage of segment revenues was approximately 11% in fiscal 2013.

SG&A expenses in our Services segment increased $3.1 million to $52.7 million in fiscal 2013 from $49.6 million in fiscal 2012, representing approximately 14% of segment revenues, respectively. Of this amount, SG&A related to recent acquisitions accounted for approximately $1.8 million of the total increase. Excluding recent acquisitions, the Services segment SG&A expenses increased driven by higher compensation and benefit expenses of $2.1 million over the prior year due to increased staffing to support our growth. Depreciation and amortization expense used in determining income from operations was approximately $4.5 million in fiscal 2013 and $4.4 million in both fiscal 2012 and 2011, representing approximately 1%, 1%, and 2% of revenues, respectively.

Our income from operations from our Services segment was $39.9 million in fiscal 2012, an increase of $8.1 million or 25% compared to fiscal 2011. As a percentage of segment revenues, our income from operations was approximately 11% in fiscal 2012 and 2011.

SG&A expenses in our Services segment increased $8.2 million to $49.6 million in fiscal 2012 from $41.4 million in fiscal 2011, representing approximately 14% and 15% of segment revenues, respectively. Of this amount, SG&A related to recent acquisitions accounted for approximately $3.2 million of the total increase. The Services segment SG&A expenses included higher compensation and benefit expenses, excluding acquisitions, of $3.4 million over the prior year attributed to normal compensation increases, including incentive compensation, and the cost of additional salary to support our growth in revenues. Other increases in SG&A expenses in fiscal 2012, excluding acquisitions, in fiscal 2012 include insurance expense of $1.1 million and occupancy expense of $0.6 million.

International Segment

Selected financial information for our International segment was as follows for fiscal 2013, 2012 and 2011:

	For the years ended May 31,
	2013		2012	2011
	($ in thousands)
International segment
Revenues	$126,840		$59,466	$36,798
Cost of revenues	90,994		38,622	22,871
Depreciation	3,527		1,738	1,005
Gross profit	$32,319		19,106	12,922
Gross profit as a % of segment revenue	25%		32%	35%

Income (loss) from operations	$(8,246)		3,262	3,539
Income (loss) from operations as % of segment revenue	(7%	)	5%	10%

Total depreciation and amortization	$6,200		$2,342	$1,396

Revenues. Our International segment revenues increased $67.4 million, or 113%, to $126.8 million in fiscal 2013 primarily due to acquisition growth. Fiscal 2013 revenue growth was approximately 116% as a result of two acquisitions in fiscal 2013 and seven acquisitions completed in fiscal 2012. Fiscal 2013 organic growth was approximately 2% due to the addition of new contracts and increased demand for our services and products with existing customers. Our largest target markets in the International markets in fiscal 2013 were aerospace and defense (28%), industrials (21%) and oil and gas (18%).

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

Gross Profit. Our International segment gross profit for fiscal 2013 was $32.3 million, or 25% of segment revenues, an increase of $13.2 million when compared to fiscal 2012, which was $19.1 million, or 32% of segment revenues. The decrease in gross profit margin relates to fiscal 2013 and 2012 acquisitions, as these companies primarily provide lower margin, traditional NDT services, coupled with an increase in revenue from our service offerings in our existing business.

Our International segment gross profit for fiscal 2012 was $19.1 million, or 32% of segment revenues, an increase of $6.2 million when compared to fiscal 2011 which was $12.9 million, or 35% of segment revenues. The decrease in gross profit margin relates to the addition of seven acquisitions during the year as these acquisitions primarily provide lower margin, traditional NDT services. Additionally, in our International segment, the service offerings are increasing faster than our product sales, which also lower our gross profit margin.

Income (loss) from Operations. In fiscal 2013, our International segment recognized a loss from operations of $8.2 million compared income from operations of $3.3 million in fiscal 2012. The fiscal 2013 loss from operations was primarily due to a goodwill impairment charge in our Brazil operations which is further described in Note 7 — Goodwill to our consolidated financial statements. Excluding the goodwill impairment charge, income from operations from our International segment was $1.7 million for fiscal 2013, a $1.6 million decrease from fiscal 2012. As a percentage of segment revenues, our income from operations, adjusted for the impairment charge decreased from 5% in fiscal 2012 to 1% in fiscal 2013. Depreciation and amortization expense in determining segment income from operations was $2.7 million and $0.6 million, which was approximately 2% and 1% of revenues, in fiscal 2013 and 2012, respectively.

Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations in fiscal 2013 and 2012 were $27.0 million and $14.6 million, or approximately 21% and 24% of segment revenues, respectively. SG&A expenses increased $12.5 million primarily attributable to our recent acquisitions.

Our income from operations from our International segment of $3.3 million for fiscal 2012 decreased $0.3 million, or 8%, compared to fiscal 2011. As a percentage of segment revenues, our income from operations decreased from 10% in fiscal 2011 to 5% in fiscal 2012. Depreciation and amortization expense in determining segment income from operations was $0.6 million and $0.4 million, or approximately 1% of revenues, in fiscal 2012 and 2011, respectively.

Segment SG&A expenses were $14.6 million and $8.9 million in fiscal 2012 and 2011, or approximately 24% of segment revenues each year. The largest increase in these costs can be attributed to our fiscal 2012 acquisitions, which accounted for $3.4 million of fiscal 2012 SG&A expenses. Other increases in SG&A, excluding acquisitions, include higher compensation and benefit expenses of $1.6 million attributed to normal salary increases and additional staff to support our growth and foreign currency transaction losses of $0.9 million.

Products and Systems Segment

Selected financial information for the Products and Systems segment was as follows for fiscal 2013, 2012 and 2011:

	For the years ended May 31,
	2013	2012	2011
	($ in thousands)
Products and Systems segment
Revenues	$33,301	$40,083	$26,105
Cost of revenues	15,446	20,860	12,238
Depreciation and amortization	908	645	628
Gross profit	$16,947	$18,578	$13,239
Gross profit as a % of segment revenue	51%	46%	51%

Income from operations	$7,286	$8,271	$5,123
Income from operations as % of segment revenue	22%	21%	20%

Total depreciation and amortization	$2,229	$1,831	$1,083

Revenues. The Products and Systems segment revenues decreased $6.8 million or 17% to $33.3 million in fiscal 2013 compared to $40.1 million for fiscal 2012. The decrease in revenue is a result of a large non-recurring military order in fiscal 2012 as well as lower sales in the Acoustic Emission product line. These decreases were offset by the expansion of our Boiler Leak Detection product line. The largest customer for this segment is our International segment, which distributes these products primarily to our European, and Asian and North African markets, or, to a lesser extent, uses the products in its field testing and engineering services.

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

Gross Profit. Our Products and Systems segment gross profit decreased $1.6 million, or 9%, in fiscal 2013 compared to fiscal 2012. As a percentage of segment revenues, our gross profit was approximately 51% and 46% in fiscal 2013 and 2012, respectively. The gross margin percentage increase of 450 basis points in fiscal 2013 is attributable to a change in the mix of revenues during fiscal 2013. The gross profit in our Products and Systems segment can fluctuate depending on volume and product mix. For example, our ultrasonic NDT solutions require custom product engineering, large, expensive components and the use of subcontractors in the fabrication of large structures utilized to facilitate testing. The utilization of subcontractors and use of high cost parts in these systems often yield lower gross margins. Depreciation expense used in determining gross profit was $0.9 million or 3% of segment revenues in fiscal 2013 and $0.6 million or 2% of segment revenues for fiscal 2012.

Our Products and Systems segment gross profit increased $5.3 million, or 40%, in fiscal 2012 compared to fiscal 2011. As a percentage of segment revenues, our gross profit was approximately 46% and 51% in fiscal 2012 and 2011, respectively. Depreciation expense used in determining gross profit for each of the fiscal years 2012 and 2011 was $0.6 million, or 2% of segment revenues. The gross margin percentage decrease of 500 basis points in fiscal 2012 is attributable to a change in the mix of revenues during fiscal 2013. The gross profit in our Products and Systems segment can fluctuate depending on volume and product mix.

Income from Operations. Our income from operations from our Products and Systems segment of $7.3 million for fiscal 2013 decreased $1.0 million, or 12%, compared to fiscal 2012. As a percentage of Products and Systems segment revenues, our operating income was approximately 22% in fiscal 2013 and 21% in fiscal 2012. Our recent acquisitions contributed $1.8 million of income from operations in fiscal 2013. Depreciation and amortization expense in determining segment income from operations was approximately $1.3 million, or 4% of revenues, and $1.2 million, or 3% of revenues, in fiscal 2013 and 2012, respectively.

Segment SG&A expenses, which after gross profit, are the largest determinant of our income from operations were $8.3 million, or 25% of segment revenues in fiscal 2013, $7.5 million, or 19% of segment revenues in fiscal 2012, and $5.5 million, or 21% of segment revenues in fiscal 2011. The largest increase in these costs can be attributed to our recent acquisitions, which accounted for $0.9 million and $2.1 million of SG&A expenses in fiscal 2013 and fiscal 2012, respectively. Our research and engineering expenses increased 19% to $2.4 million in fiscal 2013 compared to $2.1 million in fiscal 2012. These costs represented approximately 7% and 5% of our Products and Systems segment revenues for fiscal 2013 and fiscal 2012, respectively.

Our income from operations from our Products and Systems segment of $8.3 million for fiscal 2012 increased $3.1 million, or 61%, compared to fiscal 2011. As a percentage of Products and Systems segment revenues, our operating income increased to approximately 21% in fiscal 2012 compared to approximately 20% in fiscal 2011. Acquisitions contributed $3.3 million of income from operations in fiscal 2012. Depreciation and amortization expense in determining segment income from operations was approximately $1.2 million, or 3% of revenues, and $0.5 million, or 2% of revenues, in fiscal 2012 and 2011, respectively.

Corporate and Eliminations

The elimination of revenues and cost of revenues primarily relates to the elimination in consolidation of revenues from sales of our Products and Systems segment to the International and Services segments. The other major item in the Corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing, legal, human resources, acquisition transactional costs, and certain other costs. As a percentage of our total revenues, these costs have generally remained consistent over the last three fiscal years, consisting of 3% of total revenues for each of the fiscal years ended 2013, 2012 and 2011, respectively. The increase in operating expenses in fiscal 2013 and 2012 primarily related to higher compensation and additional staff to support our growth and other general increases in expense at our corporate offices.

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

Cash Flows Table

The following table summarizes our cash flows for fiscal 2013, 2012 and 2011:

Fiscal year	2013	2012	2011
($ in thousands)

Net cash provided by (used in):
Operating Activities	$43,503	$31,402	$25,254
Investing Activities	(45,479)	(37,512)	(36,478)
Financing Activities	1,144	2,009	5,344
Effect of exchange rate changes on cash	224	1,632	722
Net change in cash and cash equivalents	$(608)	$(2,469)	$(5,158)

Cash Flows from Operating Activities

Cash provided by our operating activities in fiscal 2013 was $43.5 million, an increase of $12.1 million over the prior fiscal year. Positive operating cash flow was primarily attributable to our net income excluding depreciation, amortization and other non-cash items of $53.2 million offset by $9.7 million of cash utilized to fund an increase in our working capital, which primarily related to an increase in accrued expenses and payables, partially offset by a decrease in trade accounts receivable.

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

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2013 was $45.5 million, an increase of $8.0 million from fiscal 2012, primarily due to an increase in acquisition of business and purchases of property, plant and equipment. Acquisition of businesses, net of cash acquired included the acquisition of three companies for an aggregate of $33.1 million. Cash purchases of property, plant and equipment were $12.5 million and were primarily related to equipment used by our technicians.

Cash used in investing activities for fiscal 2012 was $37.5 million, an increase of $1.0 million from fiscal 2011. Cash used in investing activities included our acquisition of eleven companies for an aggregate of $29.2 million, net of cash acquired. Cash purchases of property, plant and equipment were $9.6 million and were primarily related to equipment used by our technicians.

Cash Flows from Financing Activities

Net cash provided by financing activities in fiscal 2013 was $1.1 million, a decrease of $0.9 million from fiscal 2012. Net cash provided by financing activities related primarily to net borrowings under our revolving credit facility of $14.6 million, offset by repayments of our capital lease obligations and long-term debt of $7.0 million and $5.1 million, respectively.

Net cash provided by financing activities in fiscal 2012 was $2.0 million, a decrease of $3.3 million from fiscal 2011. Net cash provided by financing activities related primarily to net borrowings under our revolving credit facility of $21.2 million and proceeds of $2.5 million received from the exercise of stock options, offset by repayments of our capital lease obligations, long-term debt, and other short-term borrowings of $7.0 million, $12.3 million, $1.9 million, respectively.

Effect of Exchange Rate on Changes in Cash

For fiscal 2013, 2012 and 2011, exchange rate changes increased our cash by $0.2 million, $1.6 million and $0.7 million, respectively.

Cash Balance and Credit Facility Borrowings

As of May 31, 2013, we had cash and cash equivalents totaling $7.8 million and available borrowing capacity of $82.1 million under our current revolving credit facility. There were outstanding borrowings of $39.6 million and a total of $3.3 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate margin less a margin of 0.25% to 1.25%, at our option, or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

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

As of May 31, 2013, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow generated from our operating activities and borrowings under our revolving credit facility. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also seek to obtain capital through the issuance of debt or equity securities, or a combination of both. As of August 1, 2013, there were outstanding borrowings of approximately $39.6 million and approximately $3.3 million of outstanding letters of credit under our revolving credit facility.

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 3% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for fiscal 2013, 2012 and 2011 were approximately 2%, 2% and 3% of revenues, respectively.

Our future acquisitions may also require capital. We acquired three companies in fiscal 2013 and eleven companies in fiscal 2012, with an initial cash outlay of $65.4 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our long-term debt discussed below, consist of obligations under facility leases for office space and equipment leases and contingent consideration obligations in connection with our acquisitions.

The following table summarizes our outstanding contractual obligations as of May 31, 2013:

($ in thousands)	Total	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	2019 & Beyond

Long-term debt (1)	$60,267	$7,418	$7,986	$4,012	$40,399	$130	$322
Capital lease obligations (2)	19,069	7,795	5,598	3,699	1,571	238	168
Operating lease obligations	10,627	3,708	2,254	1,628	1,097	738	1,202
Contingent consideration obligations	24,631	9,168	6,488	3,781	2,597	2,597	—
Total	$114,594	$28,089	$22,326	$13,120	$45,664	$3,703	$1,692

(1)                                 Consists primarily of borrowings from our senior credit facility and seller notes payable in connection with our acquisitions and includes the current portion outstanding.

(2)           Includes estimated cash interest to be paid over the remaining terms of the leases.

Off-Balance Sheet Arrangements

During fiscal 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies that we believe require more significant estimates and assumptions include: revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, and deferred tax assets and uncertain tax positions. We base our estimates and assumptions on historical experience, known or expected trends and various other assumptions that we believe to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause our future results to be significantly affected.

We believe that the following critical accounting policies comprise the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the fee is fixed or determinable, and collectability is reasonably assured, as summarized below.

Services

Revenue is primarily derived from providing services on a time and material basis.  Service arrangements generally consist of inspection professionals working under contract for a fixed period of time or on a specific customer project.  Revenue is generally recognized when the service is performed in accordance with terms of each customer arrangement, upon completion of the earnings process and when collection is reasonably assured.  At the end of any reporting period, revenue is accrued for services that have been earned which have not yet been billed. Reimbursable costs, including those related to travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable costs are included in cost of services.

Products and Systems

Sales of products and systems are recorded when the sales price is fixed and determinable and the risks and rewards of ownership are transferred (generally upon shipment) and when collectability is reasonably assured.

These arrangements generally contain multiple elements or deliverables, such as hardware, software (that is essential to the functionality of the hardware) and related services. We recognize revenue for delivered elements as separate units of accounting, when the delivered elements have standalone value, uncertaintles regarding customer acceptance are resolved and there are no refund or return rights for the delivered elements. We establish the selling prices for each deliverable based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor third-party evidence is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. We determine ESP by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. Changes in the aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements and therefore may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

A portion of our revenue is generated from engineering and manufacturing of custom products under long-term contracts that may last from several months to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting revenues are recognized as work is performed. The percentage of completion at any point in time is based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. The percentage of completion is then applied to the total contract revenue to determine the amount of revenue to be recognized in the period. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct materials, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Accounts Receivable

Accounts receivable arise from services provided or products and systems sold to the Company’s customers. The Company records an allowance for doubtful accounts to provide for losses on accounts receivable due to a customer’s inability to pay. The allowance is typically estimated based on an analysis of the historical rate of credit losses or write-offs, specific concerns and known or expected trends. Such analysis is inherently subjective. The Company’s earnings will be impacted in the future to the extent that actual credit loss experience differs from amounts estimated. Changes in the financial condition of the Company’s customers or adverse developments in negotiations or legal proceedings to obtain payment could result in the actual loss exceeding the estimated allowance.

Long-Lived Assets

We perform a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of May 31, 2013 and 2012, we had $68.4 million and $63.5 million in net property, plant and equipment, respectively, and $52.4 million and $34.5 million in intangible assets, net, respectively. There were no long-lived asset impairment charges recorded during the years ended May 31, 2013, 2012 or 2011.

Long-lived assets, net, outside of the U.S. totaled $113.4 million and $64.0 million as of May 31, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment), using a two-step approach, annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of, among other things, economic and industry trends, estimated future cash flows, discount rates and other factors.

As of May 31, 2013, the carrying amount of our goodwill was approximately $115.3 million, of which approximately $40.8 million relates to our International segment. A significant portion of our international operations are concentrated in our Europe and Brazil reporting units. The economic environments in Europe and Brazil were difficult in 2013. As a result of a contraction in the Brazilian economy (specifically in the oil and gas industry), in the fourth quarter of fiscal 2013 we recognized goodwill impairment in our Brazil reporting unit of approximately $9.9 million. Significant deterioration in industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, or other factors, may cause further impairment charges to goodwill in future periods. We believe that the estimated fair values of each of our reporting units were substantially in excess of their respective carrying amounts as of May 31, 2013.

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

For the years ended May 31, 2013 and 2012, we recognized deferred income tax benefits of $1.4 million and $0.4 million, respectively. With the exception of certain state and foreign deferred tax assets, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of our deferred tax assets. As of May 31, 2013 the Company had state and foreign net operating loss carry forwards (NOLs) available to offset future income of $1.5 million and $10.0 million, respectively. The deferred tax asset related to these NOL’s is $3.3 million. The Company maintains a valuation allowance of $2.7 million at May 31, 2013 of which $1.9 million relates to our state and foreign NOL’s.

Our effective income tax rate was approximately 52%, 37% and 39% for fiscal 2013, 2012 and 2011, respectively. Excluding the goodwill impairment charge in fiscal 2013, our effective income tax rate was approximately 37%, 37% and 39% for fiscal 2013, 2012 and 2011, respectively. Income tax expense varies as a function of pre-tax income and the level of non-deductible expenses, such as certain amounts of meals and entertainment expense, valuation allowances, and other permanent differences.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rate may fluctuate significantly over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

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

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We had cash and cash equivalents of $7.8 million at May 31, 2013. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. An unfavorable 10% change in the average U.S. Dollar exchange rates for fiscal 2013 would cause a change in consolidated operating income of approximately $0.4 million and a favorable 10% change would cause a change of approximately $0.5 million. We may consider entering into hedging or forward exchange contracts in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mistras Group, Inc.:

We have audited the accompanying consolidated balance sheet of Mistras Group, Inc. and subsidiaries (the Company) as of May 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended.  We also have audited the Company’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in September 1992.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Mistras Group, Inc. and subsidiaries as of May 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.

Mistras Group, Inc. acquired GMA Holding AG (GMA) in September 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013, GMA’s internal control over financial reporting, representing approximately 17% of total assets (including approximately 12% of total assets related to goodwill and intangible assets that were included within the scope of its assessment) and approximately 8% of total revenues, included in the Company’s consolidated financial statements as of and for the year ended May 31, 2013. Our audit of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of GMA.

/s/ KPMG LLP
New York, New York
August 14, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mistras Group, Inc.:

In our opinion, the consolidated balance sheet as of May 31, 2012 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended May 31, 2012 present fairly, in all material respects, the financial position of Mistras Group, Inc. and its subsidiaries at May 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP
New York, New York
August 14, 2012

Mistras Group, Inc. and Subsidiaries

Consolidated Balance Sheets

 (in thousands, except share and per share data)

	May 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$7,802	$8,410
Accounts receivable, net	108,554	104,515
Inventories	12,504	12,492
Deferred income taxes	2,621	1,885
Prepaid expenses and other current assets	8,156	6,321
Total current assets	139,637	133,623
Property, plant and equipment, net	68,419	63,527
Intangible assets, net	52,428	34,469
Goodwill	115,270	96,819
Other assets	906	1,378
Total assets	$376,660	$329,816

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,490	$11,944
Accrued expenses and other current liabilities	47,839	39,334
Current portion of long-term debt	7,418	5,971
Current portion of capital lease obligations	6,766	5,951
Income taxes payable	1,703	1,119
Total current liabilities	72,216	64,319
Long-term debt, net of current portion	52,849	34,258
Obligations under capital leases, net of current portion	10,923	13,094
Deferred income taxes	11,614	4,901
Other long-term liabilities	18,778	19,996
Total liabilities	166,380	136,568

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,210,862 and 28,025,507 shares issued and outstanding as of May 31, 2013 and May 31, 2012, respectively	282	280
Additional paid-in capital	195,241	188,443
Retained earnings	18,982	7,336
Accumulated other comprehensive loss	(4,452)	(3,047)
Total Mistras Group, Inc. stockholders’ equity	210,053	193,012
Noncontrolling interests	227	236
Total equity	210,280	193,248
Total liabilities and equity	$376,660	$329,816

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Income

 (in thousands, except per share data)

	For the year ended May 31,
	2013	2012	2011
Revenues:
Services	$487,268	$394,035	$308,702
Products and systems	42,014	42,840	29,887
Total revenues	529,282	436,875	338,589
Cost of revenues:
Cost of services	346,769	271,676	209,512
Cost of products and systems sold	16,276	19,940	12,468
Depreciation related to services	16,963	14,929	12,576
Depreciation related to products and systems	903	640	630
Total cost of revenues	380,911	307,185	235,186
Gross profit	148,371	129,690	103,403
Selling, general and administrative expenses	101,792	83,098	65,983
Research and engineering	2,447	2,059	2,150
Depreciation and amortization	8,781	6,455	5,386
Acquisition-related expense, net	(2,141)	1,980	—
Goodwill impairment	9,938	—	—
Legal reserve	—	—	273
Income from operations	27,554	36,098	29,611
Other expenses
Interest expense	3,288	3,132	2,773
Gain on extinguishment of long-term debt	—	(671)	—
Income before provision for income taxes	24,266	33,637	26,838
Provision for income taxes	12,627	12,291	10,502
Net income	11,639	21,346	16,336
Net loss attributable to noncontrolling interests, net of taxes	7	7	95
Net income attributable to Mistras Group, Inc.	11,646	21,353	16,431
Earnings per common share
Basic	$0.41	$0.77	$0.61
Diluted	$0.40	$0.74	$0.61
Weighted average common shares outstanding:
Basic	28,141	27,839	26,724
Diluted	29,106	28,685	26,933

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

 (in thousands)

	For the year ended May 31,
	2013	2012	2011
Net income	$11,639	$21,346	$16,336

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,407)	(3,361)	1,905
Comprehensive income	10,232	17,985	18,241
Comprehensive income attributable to noncontrolling interests	7	7	95
Foreign currency translation adjustments	2	11	(15)
Comprehensive income attributable to Mistras Group, Inc.	$10,241	$18,003	$18,321

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Equity

 (in thousands)

	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total Mistras Group, Inc. Stockholders’	Noncontrolling
	Shares	Amount	capital	deficit)	income (loss)	Equity	Interest	Total Equity

Balance at May 31, 2010	26,663	267	162,054	(30,448)	(1,587)	130,286	268	130,554

Net income	—	—	—	16,431	—	16,431	(95)	16,336
Other comprehensive income, net of tax	—	—	—	—	1,890	1,890	15	1,905
Issuance of common stock from secondary offering, net	990	10	14,672	—	—	14,682	—	14,682
Share-based payments	3	—	3,751	—	—	3,751	—	3,751
Excess tax benefit from share-based payment compensation	—	—	22	—	—	22	—	22
Exercise of stock options	11	—	95	—	—	95	—	95
Noncontrolling interest in subsidiary	—	—	—	—	—	—	141	141
Balance at May 31, 2011	27,667	$277	$180,594	$(14,017)	$303	$167,157	$329	$167,486

Net income	—	—	—	21,353	—	21,353	(7)	21,346
Other comprehensive loss, net of tax	—	—	—	—	(3,350)	(3,350)	(11)	(3,361)
Share-based payments	16	—	5,097	—	—	5,097	—	5,097
Net settlement on vesting of restricted stock units	36	—	(283)	—		(283)	—	(283)
Excess tax benefit from share-based payment compensation	—	—	554	—	—	554	—	554
Exercise of stock options	307	3	2,481	—	—	2,484	—	2,484
Noncontrolling interest in subsidiary	—	—	—	—	—	—	(75)	(75)
Balance at May 31, 2012	28,026	$280	$188,443	$7,336	$(3,047)	$193,012	$236	$193,248

Net income	—	—	—	11,646	—	11,646	(7)	11,639
Other comprehensive loss, net of tax	—	—	—	—	(1,405)	(1,405)	(2)	(1,407)
Share-based payments	15	—	6,285	—	—	6,285	—	6,285
Net settlement on vesting of restricted stock units	85	1	(810)	—	—	(809)	—	(809)
Excess tax benefit from share-based payment compensation	—	—	495	—	—	495	—	495
Exercise of stock options	85	1	828	—	—	829	—	829
Balance at May 31, 2013	28,211	$282	$195,241	$18,982	$(4,452)	$210,053	$227	$210,280

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended May 31,
	2013	2012	2011

Cash flows from operating activities
Net income	$11,639	$21,346	$16,336
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,647	22,024	18,592
Deferred income taxes	(1,732)	(984)	1,779
Provision for doubtful accounts	379	479	253
Loss on extinguishment of long-term debt	—	(671)	—
(Gain) loss on sale of assets	(35)	(90)	21
Amortization of deferred financing costs	125	147	169
Share-based compensation expense	6,285	5,097	3,751
Goodwill impairment	9,938	—	—
Fair value adjustments to contingent consideration liabilities	(3,727)	174	—
Interest rate swap	—	—	(210)
Foreign currency loss (gain)	3	(508)	(335)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	4,772	(18,030)	(22,664)
Inventories	525	(1,708)	(77)
Prepaid expenses and other current assets	(1,042)	(1,503)	—
Other assets	462	(8)	47
Accounts payable	(5,478)	3,149	1,904
Accrued expenses and other liabilities	(3,832)	5,524	6,203
Income taxes payable	(1,426)	(3,036)	(515)
Net cash provided by operating activities	43,503	31,402	25,254
Cash flows from investing activities
Purchase of property, plant and equipment	(12,530)	(9,592)	(10,075)
Purchase of intangible assets	(993)	(813)	(520)
Acquisition of businesses, net of cash acquired	(33,122)	(29,216)	(26,195)
Proceeds from sale of equipment	1,166	2,109	312
Net cash used in investing activities	(45,479)	(37,512)	(36,478)
Cash flows from financing activities
Repayment of capital lease obligations	(6,972)	(6,984)	(6,230)
Repayment of long-term debt	(5,075)	(12,346)	(7,141)
Net (repayments) borrowings from former revolver	—	(3,850)	3,850
Net borrowings from current revolver	14,568	25,000	—
Net (repayments) proceeds from other short-term borrowings	—	(1,868)	45
Payment of financing costs	—	(623)	—
Proceeds from capital contribution from noncontrolling interests	—	—	21
Purchase of remaining noncontrolling interest in subsidiary	—	(75)	—
Net proceeds from issuance of common stock	—	—	14,682
Payment of contingent consideration for business acquisitions	(1,892)	—	—
Taxes paid related to net share settlement of equity awards	(809)	(283)	—
Excess tax benefit from share-based payment compensation	495	554	22
Proceeds from the exercise of stock options	829	2,484	95
Net cash provided by financing activities	1,144	2,009	5,344
Effect of exchange rate changes on cash and cash equivalents	224	1,632	722
Net change in cash and cash equivalents	(608)	(2,469)	(5,158)
Cash and cash equivalents:
Beginning of period	8,410	10,879	16,037
End of period	$7,802	$8,410	$10,879
Supplemental disclosure of cash paid
Interest	$3,144	$2,749	$2,783
Income taxes	$15,639	$14,871	$9,257
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,886	$9,504	$6,403
Issuance of notes payable and other debt obligations primarily related to acquisitions	$7,715	$3,340	$10,407

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(tabular dollars in thousands, except share and per share data)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. Where the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The noncontrolling interests in net income, net of tax, is classified separately in the accompanying consolidated statements of income.

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the subsidiaries in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one-month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements as of or for any period presented. Reference to a fiscal year means the fiscal year ended May 31.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

In fiscal 2013, the Company reclassified amounts related to interest accretion imputed on its acquisition-related contingent consideration liabilities from interest expense to acquisition-related expense, net, which is a component of income from operations. During fiscal 2012, the amount reclassified was $0.7 million. During fiscal 2011, there was no expense related to interest accretion imputed on our acquisition-related contingent consideration liabilities. See Note 8 — Acquisitions for further discussion with regards to acquisition related expense, net.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the fee is fixed or determinable, and collectability is reasonably assured.  The following revenue recognition policies define the manner in which we account for specific transaction types:

Services

Revenue is primarily derived from providing services on a time and material basis.  Service arrangements generally consist of inspection professionals working under contract for a fixed period of time or on a specific customer project.  Revenue is generally recognized when the service is performed in accordance with terms of each customer arrangement, upon completion of the earnings process and when collection is reasonably assured.  At the end of any reporting period, revenue is accrued for services that have been earned which have not yet been billed.  Reimbursable costs, including those related to travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable costs are included in cost of services.

Products and Systems

Sales of products and systems are recorded when the sales price is fixed and determinable and the risks and rewards of ownership are transferred generally upon shipment) and when collectability is reasonably assured.

These arrangements generally contain multiple elements or deliverables, such as hardware software (that is essential to the functionality of the hardware) and related services. The Company recognizes revenue for delivered elements as separate units of accounting, when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no refund or return rights for the delivered elements. The Company establishes the selling prices for each deliverable based on its, vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor third-party evidence is available. The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company determines ESP, by considering Internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle.  Consideration is also given to market conditions such as competitor pricing strategies and Industry technology life cycles. When determining ESP, the Company applies management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. Changes in the aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements and therefore may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

A portion of the Company’s revenue is generated from engineering and manufacturing of custom products under long-term contracts that may last from several months to several years, depending on the contract. Revenues from long-term contracts are recognized on the percentage-of-completion method of accounting. Under the percentage-of-completion method of accounting revenues are recognized as work is performed. The percentage of completion at any point in time is based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. The percentage of completion is then applied to the total contract revenue to determine the amount of revenue to be recognized in the period. Application of the percentage-of-completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct materials, direct labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and all costs associated with operation of equipment. The cost estimation process is based upon the professional knowledge and experience of our engineers, project managers and financial professionals. Factors that are considered in estimating the work to be completed include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimated contract costs and contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies that the Company believes require more significant estimates and assumptions include: revenue recognition, valuations of accounts receivable, long lived assets, goodwill, and deferred tax assets and uncertain tax positions. The Company bases its estimates and assumption on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause the Company’s future results to be significantly affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that such balances will not be collected within a reasonable period of time. The Company extends credit to its customers based upon credit evaluations in the normal course of business, primarily with 30-day terms. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are generally written off when they are deemed uncollectible.

Inventories

Inventories are stated at the lower of cost, as determined by using the first-in, first-out method, or market. Work in process and finished goods inventory include material, direct labor, variable costs and overhead.

Software Costs

Costs that are related to the conceptual formulation and design of licensed programs are expensed as research and engineering. For programs the Company licenses to customers, the Company capitalizes costs that are incurred between the date technological feasibility has been established and the date that the product becomes available for sale. Capitalized amounts are amortized using the straight-line basis over three years, which is the estimated life of the related software. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenues. Costs to support or service these licensed programs are expensed as the costs are incurred.

The Company capitalizes certain costs that are incurred to purchase or to create and implement internal-use software, which includes software coding, installation and testing. Capitalized costs are amortized on a straight-line basis over three years, the estimated useful life of the software.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the remaining lease term or estimated useful life. Repairs and maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment), using a two-step approach, annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of, among other things, economic and industry trends, estimated future cash flows, discount rates and other factors.

As of May 31, 2013, the carrying amount of our goodwill was approximately $115.3 million, of which approximately $40.8 million relates to our International segment. A significant portion of our international operations are concentrated in our Europe and Brazil reporting units. The economic environments in Europe and Brazil were difficult in 2013. As a result of a contraction in the Brazilian economy (specifically in the oil and gas industry), in the fourth quarter of fiscal 2013 we recognized goodwill impairment in our Brazil reporting unit of approximately $9.9 million. Significant deterioration in industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, or other factors, may cause further impairment charges to goodwill in future periods.

Impairment of Long-lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify indicators of a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying amount of the assets, a loss is recognized for the difference between fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenues.

Taxes Collected from Customers

Taxes collected from customers and remitted to governmental authorities are presented in the consolidated statements of income on a net basis.

Research and Engineering

Research and product development costs are expensed as incurred.

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $1.7 million, $1.1 million and $0.8 million for fiscal 2013, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other financial current assets and liabilities approximate fair value based on the short-term nature of the items. The carrying value of long-term debt approximates fair value assessment. The fair value of the Company’s notes payable and capital lease obligations approximate their carrying amounts as those obligations bear interest at rates which management believes would currently be available to the Company for similar obligations.

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using their functional currencies, which in all cases, is their local currency. Assets and liabilities of foreign subsidiaries are translated into the U.S. Dollar at the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Translation gains and losses are reported as a component of other comprehensive income for the period and included in accumulated other comprehensive income within stockholders’ equity.

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are included in net income reported in SG&A expenses and were approximately $0.1 million, ($0.5) million and ($0.3) million in fiscal 2013, 2012 and 2011, respectively.

Derivative Financial Instruments

The Company recognizes its derivatives as either assets or liabilities, measures those instruments at fair value and recognizes the changes in fair value of the derivative in net income or other comprehensive income, as appropriate. Prior to fiscal 2013, the Company hedged a portion of its variable rate interest payments on debt using interest rate swap contracts to convert variable payments into fixed payments. The Company did not apply hedge accounting to their interest rate swap contracts. Changes in the fair value of these instruments were reported as a component of interest expense. As of May 31, 2013 and 2012, the Company had no outstanding interest rate swap contracts.

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

The Company has one customer, BP p.l.c. (BP), which accounted for 11%, 16% and 18% of revenues for fiscal 2013, 2012 and 2011, respectively. Accounts receivable from this customer was approximately 9% of total accounts receivable, net, at May 31, 2013 and 2012, respectively. The relationship with BP is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within the broad BP organization. These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided. Most contracts are based on time and materials.

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation and health benefits claims. The Company maintains third-party excess insurance coverage for all workers compensation and health benefit claims in excess of approximately $0.3 million to reduce its exposure from such claims. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date.

Share-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based upon the grant-date fair value of the award. The Company uses the “straight-line” attribution method for allocating compensation costs and recognizes the fair value of each stock option on a straight-line basis over the vesting period of the related awards.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of the share-based payment awards as of the grant date. The Black-Scholes model, is complex and dependent upon key assumptions including expected term and the estimated volatility of the Company’s stock price. Since the Company’s initial public offering (IPO) on October 7, 2009, the expected term of the Company’s stock options is generally determined using the simplified method. Expected stock price volatility is typically based on the daily historical trading data for a period equal to the expected term. Because the Company’s historical trading data only dates back to the IPO, the Company has estimated expected volatility using an analysis of the stock price volatility of comparable peer companies. Prior to the Company’s IPO, the exercise price equaled the estimated fair market value of the Company’s common stock, as determined by its board of directors. Since the Company’s IPO, the exercise price of stock option grants is determined using the closing market price of the Company’s common stock on the date of grant.

The following assumptions were used in valuing the options granted in fiscal years 2012 and 2011 (in fiscal 2013, no stock options were granted):

	For the years ended May 31,
	2012	2011

Dividend yield	0.0%	0.0%
Expected volatility	37%	44%
Risk-free interest rate	1.1%	2.6%
Expected term (years)	6.3	6.3

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

The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of a deferred income tax asset will not be realized. Financial accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. These standards also provide guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. Interest and penalties related to unrecognized tax positions are recognized as incurred within “provision for income taxes” in the consolidated statements of income.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standard Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which expands the disclosure requirements for amounts reclassified out of accumulated other comprehensive income. The update requires an entity to present either parenthetically on the face of the financial statement where net income is presented or in the notes to the financial statements, the effect of significant items reclassified in their entirety from accumulated other comprehensive income and identification of the respective line items effecting net income for instances when reclassification is required under GAAP. For items that are not required by GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures as required by GAAP. The update does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. Effective June 1, 2012, the Company adopted the provisions of this standard and such adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the computations of basic and diluted earnings per share:

	For the year ended May 31,
	2013	2012	2011

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$11,646	$21,353	$16,431
Denominator
Weighted average common shares outstanding	28,141	27,839	26,724
Basic earnings per share	$0.41	$0.77	$0.61

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$11,646	$21,353	$16,431
Denominator
Weighted average common shares outstanding	28,141	27,839	26,724
Dilutive effect of stock options outstanding	804	737	173
Dilutive effect of restricted stock units outstanding	161	109	36
	29,106	28,685	26,933
Diluted earnings per share	$0.40	$0.74	$0.61

The following potential common shares related to options outstanding under the Company’s stock option plans were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended May 31,
	2013	2012	2011

Potential common stock attributable to stock options outstanding	5	5	2,154

4. Accounts Receivable, net

Accounts receivable consist of the following:

	May 31,
	2013	2012

Trade accounts receivable	$110,438	$106,821
Allowance for doubtful accounts	(1,884)	(2,306)
Accounts receivable, net	$108,554	$104,515

The Company had $8.1 million and $4.0 million of unbilled revenues accrued for fiscal 2013 and 2012, respectively. Unbilled revenues for fiscal 2013 are expected to be billed in the first quarter fiscal 2014.

5. Inventories

Inventories consist of the following:

	May 31,
	2013	2012

Raw materials	$3,332	$3,054
Work in progress	2,310	2,232
Finished goods	4,355	4,287
Services-related consumable supplies	2,507	2,919
Inventory	$12,504	$12,492

6. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life	May 31,
	(Years)	2013	2012

Land		$1,943	$1,892
Building and improvements	30-40	20,973	16,950
Office furniture and equipment	5-8	7,244	6,760
Machinery and equipment	5-7	119,862	105,096

		150,022	130,698
Accumulated depreciation and amortization		(81,603)	(67,171)
Property, plant and equipment, net		$68,419	$63,527

Depreciation expense was approximately $18.9 million, $16.4 million and $13.5 million for the years ended May 31, 2013, 2012 and 2011, respectively.

7. Goodwill

The changes in the carrying amount of goodwill are as follows:

	Services	International	Products	Total

Balance at May 31, 2012	$58,746	$24,481	$13,592	$96,819
Goodwill acquired during the year	2,126	25,884	—	28,010
Adjustments to preliminary purchase price allocations	516	780	(395)	901
Goodwill impairment	—	(9,938)	—	(9,938)
Foreign currency translation	(103)	(419)	—	(522)
Balance at May 31, 2013	$61,285	$40,788	$13,197	$115,270

In the fourth quarter of fiscal 2013, as a result of a contraction in the Brazil economy, the Company experienced reduced demand for inspection services and a decline in recent and projected operating results. As a result of the completion of step one of the impairment analysis, the Company concluded that, as of March 1, 2013, the fair value of the Brazil reporting unit was below its respective carrying value and the step two analysis was performed. The Company recorded a goodwill impairment charge in the amount of $9.9 million related to Brazil which is reflected in the International segment in fiscal 2013.

8. Acquisitions

During fiscal 2013, the Company completed the acquisition of three asset protection companies specializing in destructive and non-destructive services and inspection, and in-house component inspection. Two of these companies are intended to complement the service offerings within the International segment and to expand Mistras’ footprint in Europe. The other company, located in Canada, is intended to complement the service offerings within the Services segment. In these acquisitions, the Company acquired 100% of the common stock of each acquiree in exchange for an aggregate of approximately $35.0 million in cash and $7.7 million in notes payable over three years and accounted for such transactions in accordance with the acquisition method of accounting for business combinations. In addition to the cash and debt consideration related to these acquisitions, the Company accrued a liability of approximately $8.3 million, which represents the estimated fair value of contingent consideration expected to be payable in the event that the acquired companies achieve specific performance metrics over the next five years of operations. The total potential contingent consideration for these acquisitions ranges from zero to $14.4 million as of May 31, 2013.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of May 31, 2013 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The results of operations of each of the acquisitions completed in fiscal 2013 are included in each respective operating segment’s results of operations from the date of acquisition. The Company’s allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for fiscal 2013 and 2012 acquisitions:

	2013	2012

Number of entities	3	11

Consideration transferred:
Cash paid	$34,968	$30,453
Subordinated notes issued	7,715	3,348
Contingent consideration	8,330	10,625

Consideration transferred	$51,013	$44,426

Current liabilities acquired	761	(5,773)
Debt and other long-term liabilities	(4,540)	(9,106)
Property, plant and equipment	8,945	14,260
Deferred tax liability	(7,654)	(1,746)
Intangibles	25,491	11,934
Goodwill	28,010	34,857
Net assets acquired	$51,013	$44,426

The amortization period for intangible assets acquired in fiscal 2013 ranges from two to twelve years. The Company recorded approximately $28.0 million of goodwill in connection with its fiscal 2013 acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses. For acquisitions completed prior to fiscal 2012, substantially all of the goodwill recognized is expected to be deductible for tax purposes. However, the goodwill recorded in fiscal 2013 and 2012 relates primarily to the acquisition of the common stock of the acquiree, which is generally not deductible for tax purposes.

Revenue included in the consolidated statement of operations for fiscal 2013 from these acquisitions for the period subsequent to the closing of each transaction was approximately $44.5 million. Aggregate income from operations included in the consolidated statement of operations for fiscal 2013 from these acquisitions for the period subsequent to the closing of each transaction was approximately $0.5 million.

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

	For the years ended May 31,
	2013	2012
Revenues	$563,651	$541,437

Income from operations	$29,280	$34,557

In the course of its acquisition activity, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of certain acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense, net, on the consolidated statements of income and were as follows for fiscal 2013 and 2012:

	For the years ended May 31,
	2013	2012
Due diligence, professional fees and other transaction costs	$1,586	$1,806
Adjustments to fair value of contingent consideration liabilities	(3,727)	174
Acquisition-related expense, net	$(2,141)	$1,980

The Company’s contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities. Acquisition-related expense, net for the Company’s fiscal 2011 acquisition activity was insignificant.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		May 31,
		2013			2012

	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying	Gross Amount	Accumulated Amortization	Net Carrying

Customer relationships	5-7	$69,901	$(27,422)	$42,479	$45,050	$(21,642)	$23,408
Software/Technology	3-15	14,336	(7,629)	6,707	13,177	(6,691)	6,486
Covenants not to compete	2-5	8,069	(7,523)	546	7,969	(7,167)	802
Other	2-5	5,932	(3,236)	2,696	6,177	(2,404)	3,773
Total		$98,238	$(45,810)	$52,428	$72,373	$(37,904)	$34,469

Amortization expense for the years ended May 31, 2013, 2012 and 2011 was approximately $7.7 million, $5.6 million and $5.0 million, respectively, including amortization of software/technology for the years ended May 31, 2013, 2012 and 2011 of $0.6 million, $0.3 million and $0.4 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to May 31, 2013 related to the Company’s intangible assets is expected to be as follows:

Expected Amortization Expense

2014	$8,660
2015	8,375
2016	7,037
2017	5,335
2018	4,207
Thereafter	18,814
Total	$52,428

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2013	2012

Accrued salaries, wages and related employee benefits	$23,662	$17,195
Contingent consideration	5,144	2,371
Accrued worker compensation and health benefits	3,667	3,678
Deferred revenues	2,623	5,390
Other accrued expenses	12,743	10,700
Total accrued expenses and other liabilities	$47,839	$39,334

11. Long-Term Debt

Long-term debt consists of the following:

	May 31,
	2013	2012

Senior credit facility	$39,567	$25,000
Notes payable	15,740	12,532
Other	4,960	2,697
Total debt	60,267	40,229
Less: Current maturities	(7,418)	(5,971)
Long-term debt, net of current maturities	$52,849	$34,258

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million. The Credit Agreement has a maturity date of December 20, 2016. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. In December 2011, outstanding borrowings under the former credit agreement were repaid in full using proceeds from the Credit Agreement. As of May 31, 2013, there were outstanding borrowings of $39.6 million and a total of $3.3 million of outstanding letters of credit under the current revolving credit facility.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 0.25% to 1.25%, at the option of the Company, or based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

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

During the year ended May 31, 2012, the Company capitalized approximately $0.6 million of costs related to the new credit agreement and expensed approximately $0.1 million of deferred financing costs related to its former credit facility. Also during the year, the Company recorded a $0.8 million gain related to the early extinguishment of debt assumed in an acquisition. The accelerated amounts expensed and gain on early extinguishment, net is classified as gain on extinguishment of long-term debt in the consolidated statements of income.

Notes Payable and Other Debt

In connection with acquisitions through fiscal 2013, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimus as of May 31, 2013 and approximately $0.1 million as of May 31, 2012. Amortization is recorded as interest expense in the consolidated statements of operations.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to May 31, 2013 are as follows:

2014	$7,418
2015	7,986
2016	4,012
2017	40,399
2018	130
Thereafter	322
Total	$60,267

12. Obligations under Capital Leases

The Company leases certain office space, including its headquarters, and service equipment under capital leases, requiring monthly payments ranging from less than $1 thousand to $72 thousand, including effective interest rates that range from approximately 3% to 9% expiring through May 2019. The net book value of assets under capital lease obligations was $16.1 million and $5.9 million at May 31, 2013 and 2012, respectively.

Scheduled future minimum lease payments subsequent to May 31, 2013 are as follows:

2014	$7,795
2015	5,598
2016	3,699
2017	1,571
2018	238
Thereafter	168
Total minimum lease payments	19,069
Less: amount representing interest	(1,380)
Present value of minimum lease payments	17,689
Less: current portion of obligations under capital leases	(6,766)
Obligations under capital leases, net of current portion	$10,923

13. Commitments and Contingencies

Operating Leases

The Company is party to various noncancelable lease agreements, primarily for its international and domestic office and lab space. Future minimum lease payments under noncancelable operating leases in each of the five years and thereafter subsequent to May 31, 2013 are as follows:

2014	$3,708
2015	2,254
2016	1,628
2017	1,097
2018	738
Thereafter	1,202
Total	$10,627

Total rent expense was $7.2 million, $5.4 million and $4.2 million for the years ended May 31, 2013, 2012 and 2011, respectively.

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

In January 2012, the Company received notice of a governmental investigation concerning our environmental incident which occurred in February 2011 outside on the premises of its Cudahy, California location.  No human injury or property damage was reported or appears to have been caused as a result of this incident, while management cannot predict the ultimate outcome of this matter, based on its internal investigation to date, the Company does not believe the outcome will have a material effect on its financial condition or results of operations.

During fiscal 2013, the Company performed radiography work on the construction of a pipeline project in Georgia. The Company has received notice that the pipeline project owner contends that certain of the x-ray images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1103. The project owner is claiming damages as a result of the alleged quality defects of the Company’s x-ray images.  This matter is in the early stages and no lawsuit has yet to be filed.  At the present time, the Company is unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of May 31, 2013, total potential acquisition-related contingent consideration ranged from zero to $24.6 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 8 - Acquisitions for further discussion of the Company’s acquisitions.

14.          Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	May 31, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$15,438	$15,438
Total Liabilities	$—	$—	$15,438	$15,438

	May 31, 2012
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$13,513	$13,513
Total Liabilities	$—	$—	$13,513	$13,513

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

15. Employee Benefit Plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after six months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was approximately $2.3 million, $2.1 million and $1.9 million for the years ended May 31, 2013, 2012 and 2011, respectively.

The Company participates with other employers in contributing to a union plan, which covers certain U.S. based union employees. The plan is not administered by the Company and contributions are determined in accordance with provisions of a collective bargaining agreement. The Company’s contributions to the plan were less than $0.1 million in each of the years ended May 31, 2013, 2012 and 2011. The Company has benefit plans covering certain employees in selected foreign countries. Amounts charged to expense under these plans were not significant in any year.

16. Income Taxes

Income before provision for income taxes is as follows:

	For the year ended May 31,
	2013	2012	2011

Income before provision for income taxes from:
U.S. operations	$29,573	$27,951	$22,422
Foreign operations	(5,307)	5,686	4,416
Earnings before income taxes	$24,266	$33,637	$26,838

The provision for income taxes consists of the following:

	For the year ended May 31,
	2013	2012	2011

Current
Federal	$9,035	$8,792	$5,921
States and local	1,673	1,762	1,589
Foreign	3,118	2,042	1,444
Reserve for uncertain tax positions	206	47	(231)
Total current	14,032	12,643	8,723
Deferred
Federal	5	216	2,036
States and local	134	105	(359)
Foreign	246	(359)	85
Total deferred	385	(38)	1,762
Net change in valuation allowance	(1,790)	(314)	17
Net deferred	(1,405)	(352)	1,779
Provision for income taxes	$12,627	$12,291	$10,502

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the year ended May 31,
	2013			2012			2011

Federal tax at statutory rate	$8,493	35.0%		$11,773	35.0%		$9,393	35.0%
State taxes, net of federal benefit	1,174	4.8%		1,213	3.6%		799	2.9%
Foreign tax rate differentials	1,744	7.2%		(307)	(0.9%	)	(16)	(0.1%	)
Contingent consideration	(1,156)	(4.8%	)	(370)	(1.1%	)	—	0.0%
Permanent differences	498	2.1%		272	0.8%		585	2.2%
Goodwill impairment	3,478	14.3%		—	0.0%		—	0.0%
Other	186	0.8%		24	0.0%		(276)	(1.0%	)
Change in valuation allowance	(1,790)	(7.4%	)	(314)	(0.9%	)	17	0.1%
Total provision for income taxes	$12,627	52.0%		$12,291	36.5%		$10,502	39.1%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	May 31,
	2013	2012

Deferred income tax assets
Allowance for doubtful accounts	$745	$941
Inventory	637	490
Intangible assets	5,220	5,144
Accrued expenses	2,505	2,670
Net operating loss carryforward	3,314	3,757
Capital lease obligation	452	587
Share-based compensation	4,690	3,314
Other	37	65
Deferred income tax assets	17,600	16,968
Valuation allowance	(2,701)	(4,491)
Net deferred income tax assets	14,899	12,477
Deferred income tax liabilities
Property and equipment	(7,142)	(7,675)
Goodwill	(7,390)	(4,907)
Intangible assets	(9,277)	(2,607)
Other	(83)	(304)
Deferred income tax liabilities	(23,892)	(15,493)
Net deferred income taxes	$(8,993)	$(3,016)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Evidence used includes information about the Company’s current financial position and results of operations for the current and preceding years, as well as available information about future years, the reversal of deferred tax liabilities and tax planning strategies. On the basis of this evaluation, as of May 31, 2013, a valuation allowance of $2.7 million has been recorded to recognize only the portion of the deferred tax asset that more likely than not will be realized.

As of May 31, 2013, the Company has available state net operating losses of approximately $1.5 million with expiration dates starting in fiscal 2015. In addition, the company has net operating losses in certain foreign jurisdictions of approximately $10.0 million some of which have unlimited life and others expire beginning in fiscal 2019.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the year ended May 31,
	2013	2012	2011
Balance at June 1	$971	$375	$502
Additions for tax positions related to the current fiscal year	31	24	31
Additions for tax positions related to prior years	93	44	54
Decreases for tax positions related to prior years	—	(22)	(119)
Current year acquisitions	—	561	—
Impact of foreign exchange fluctuation	(24)	—	—
Settlements	(4)	—	—
Reductions related to the expiration of statutes of limitations	(6)	(11)	(93)
Balance at May 31	$1,061	$971	$375

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets as of May 31, 2013, 2012 and 2011. As of May 31, 2013, 2012 and 2011, there were approximately $1.4 million, $1.2 million and $0.4 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ending May 31, 2013, 2012 and 2011. The Company anticipates a decrease to its unrecognized tax benefits of approximately $0.6 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before May 31, 2010 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before May 31, 2009.

The Company has not recognized U.S. tax expense on its undistributed international earnings or losses of its foreign subsidiaries since it intends to reinvest the earnings outside the United States. Net (loss) income of foreign subsidiaries was ($6.9) million and $4.3 million for fiscal 2013 and 2012, respectively. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

17. Capitalization

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

Preferred Stock

Ten million shares of preferred stock are authorized; none are outstanding.

Equity Awards

In September 2009, the Company’s board of directors and shareholders adopted and approved the 2009 Long-Term Incentive Plan (the 2009 Plan), which became effective upon the closing of the IPO. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of stock-based incentives, including stock appreciation rights and deferred stock rights. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of four years, the expense for which is recorded on a straight-line basis over the requisite service period. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which approximately 1,449,000 shares were available for future grants as of May 31, 2013. Prior to the Company’s IPO in October 2009, the Company had two stock option plans: (i) the 1995 Incentive Stock Option and Restricted Stock Purchase Plan (the 1995 Plan), and (ii) the 2007 Stock Option Plan (the 2007 Plan). No additional awards may be granted from these two plans. As of May 31, 2013, there was an aggregate of approximately 2,463,000 stock options outstanding and approximately 555,000 unvested restricted stock units outstanding under the 2009 Plan, the 2007 Plan, and the 1995 Plan.

For the fiscal years ended May 31, 2013, 2012 and 2011, the Company recognized share-based compensation expense related to stock option awards of approximately $3.1 million, $3.2 million and $3.3 million, respectively. As of May 31, 2013, there was approximately $0.7 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 0.3 years. Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the years ended May 31, 2013, 2012 and 2011 were as follows:

	For the year ended May 31,
	2013	2012	2011

Cash proceeds from options exercised	$829	$2,484	$95
Aggregate intrinsic value of options exercised	1,012	4,439	97

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of May 31, 2013 is as follows (in thousands, except per share amounts):

	For the year ended May 31,
	2013		2012		2011
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price

Outstanding at beginning of year:	2,549	$12.82	2,867	$12.27	2,925	$12.29
Granted	—	$—	5	$22.35	35	$10.03
Exercised	(85)	$9.66	(307)	$8.07	(11)	$8.35
Expired or forfeited	—	$—	(16)	$7.69	(82)	$12.77
Outstanding at end of year:	2,464	$12.93	2,549	$12.82	2,867	$12.27

	For the year ended May 31,
	2013	2012	2011
Options exercisable at end of year	1,907	1,339	952
Weighted average grant date fair value (per share) of options granted during the period	—	$8.46	$4.47

		For the year ended May 31, 2013
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$6.15-$13.08	360	5.5	$9.70	343	$9.69
$13.09-$22.35	2,104	6.3	$13.49	1,564	$13.47
	2,464			1,907

Aggregate Intrinsic Value	$20,813			$16,384

The Company also recognized approximately $2.9 million, $1.9 million and $0.5 million in share-based compensation expense related to restricted stock unit awards during the fiscal years ended May 31, 2013, 2012 and 2011, respectively. As of May 31, 2013, there were approximately $7.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.5 years.

During the years ended May 31, 2013 and 2012, the Company granted approximately 13,000 and 9,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.3 million and $0.2 million, respectively, which is included in the share-based compensation expense recorded during the years ended May 31, 2013 and 2012.

During the years ended May 31, 2013 and 2012, approximately 123,000 and 52,000 restricted stock units vested, respectively. The fair value of these units upon vesting was $1.9 million and $0.5 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in fiscal 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 37,000 and 16,000 shares in fiscal 2013 and 2012, respectively, based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $0.8 million and $0.3 million and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

18. Related Party Transactions

The Company leases its headquarters under a capital lease from a shareholder and officer of the Company requiring monthly payments through October 2014. Total rent payments made during fiscal 2013 were approximately $0.8 million. See Note 12 — Obligations under Capital Leases for further detail related to capital leases.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer, requiring monthly payments through January 2016. Total rent payments made during fiscal 2013 were approximately $0.2 million.

19. Segment Disclosure

The Company’s three operating segments are:

•                  Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States and a rapidly expanding Canadian services business, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  Products and Systems. This segment designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

•                  International. This segment offers services, products and systems similar to those of the Company’s other segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment. South America consists primarily of the Company’s Brazil operation.

Costs incurred for general corporate services, including accounting, audit, legal, and certain offer costs, that are provided to the segments are reported within Corporate and eliminations. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the Services and International segments by the Products and Systems segment are reflected in the operating performance of each segment. All such intersegment transactions are eliminated in the Company’s consolidated financial reporting.

The accounting policies of the reportable segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Segment income from operations is determined based on internal performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for share-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of depreciation on the corporate office facilities and equipment, administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected financial information by segment for the periods shown was as follows:

	For the year ended May 31,
	2013	2012	2011
Revenues
Services	$380,851	$349,793	$283,139
International	126,840	59,466	36,798
Products and Systems	33,301	40,083	26,105
Corporate and eliminations	(11,710)	(12,467)	(7,453)
	$529,282	$436,875	$338,589

Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations. The Services segment had sales to other operating segments of $4.9 million, $2.8 million and $1.4 million for fiscal 2013, 2012 and 2011, respectively. The International segment had sales to other operating segments of $0.6 million, $0.9 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively. The Products and Systems segment had sales to other operating segments of $6.0 million, $9.1 million and $4.4 million for fiscal 2013, 2012 and 2011, respectively.

	For the year ended May 31,
	2013	2012	2011
Gross profit
Services	$98,907	$94,413	$77,883
International	32,319	19,106	12,922
Products and Systems	16,947	18,578	13,239
Corporate and eliminations	198	(2,407)	(641)
	$148,371	$129,690	$103,403

	For the year ended May 31,
	2013	2012	2011
Income (loss) from operations
Services	$40,325	$39,932	$31,856
International	(8,246)	3,262	3,539
Products and Systems	7,286	8,271	5,123
Corporate and eliminations	(11,811)	(15,367)	(10,907)
	$27,554	$36,098	$29,611

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	For the year ended May 31,
	2013	2012	2011
Depreciation and amortization
Services	$18,296	$17,763	$15,979
International	6,200	2,342	1,396
Products and Systems	2,229	1,831	1,083
Corporate and eliminations	(78)	88	134
	$26,647	$22,024	$18,592

	May 31,
	2013	2012
Intangible assets, net
Services	$14,527	$17,180
International	27,520	6,390
Products and Systems	9,600	10,095
Corporate and eliminations	781	804
	$52,428	$34,469

	May 31,
	2013	2012
Total assets
Services	$200,326	$204,209
International	138,108	82,579
Products and Systems	37,948	43,914
Corporate and eliminations	278	(886)
	$376,660	$329,816

Revenue and long-lived assets by geographic area was as follows:

	For the year ended May 31,
	2013	2012	2011
Revenue
United States	$347,423	$336,081	$277,585
Other Americas	55,379	40,337	25,338
Europe	106,416	42,820	25,192
Asia-Pacific	20,064	17,637	10,474
	$529,282	$436,875	$338,589

	May 31,
Long-lived assets	2013	2012
United States	$122,727	$130,813
Other Americas	28,148	37,109
Europe	85,171	26,766
Asia-Pacific	71	127
	$236,117	$194,815

20. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2013 and 2012:

Fiscal quarter ended	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012	February 29, 2012	November 30, 2011	August 31, 2011

Revenues	$144,505	$133,661	$137,729	$113,387	$127,090	$104,118	$114,220	$91,447
Cost of revenues	101,254	94,736	91,529	75,526	85,252	70,574	75,263	60,527
Depreciation	4,708	4,719	4,295	4,144	4,367	3,960	3,742	3,500
Gross profit	38,543	34,206	41,905	33,717	37,471	29,584	35,215	27,420
Selling, general and administrative expenses	27,729	27,209	23,362	23,492	23,533	20,806	19,378	19,381
Research and engineering	646	754	530	517	290	578	602	589
Depreciation and amortization	2,246	2,473	2,167	1,895	1,668	1,805	1,503	1,479
Acquisition-related expense, net	(1,135)	(1,212)	99	107	971	973	36	—
Goodwill impairment	9,938	—	—	—	—	—	—	—
Income (loss) from operations	(881)	4,982	15,747	7,706	11,009	5,422	13,696	5,971
Net income (loss) attributable to Mistras Group, Inc.	$(4,549)	$2,751	$9,163	$4,281	$7,132	$3,037	$7,956	$3,228
Earnings per common share:
Basic	(0.16)	0.10	0.33	0.15	0.25	0.11	0.29	0.12
Diluted	(0.16)	0.11	0.32	0.15	0.25	0.11	0.28	0.11

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer and Treasurer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control — Integrated Framework issued in 1992. Based on that assessment, our management concluded that, as of May 31, 2013, our internal control over financial reporting was effective.

We acquired GMA-Holding AG (GMA) in September 2012 and management elected to exclude from its assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013, GMA’s internal control over financial reporting. GMA representing approximately 17% of total assets (including approximately 12% of total assets related to goodwill and intangible assets that were included within the scope of its assessment) and approximately 8% of total revenues included in the Company’s consolidated financial statements as of and for the year end May 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2013 annual shareholders meeting. The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2013 annual shareholders meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the information contained in our definitive proxy statement related to the 2013 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of May 31, 2013 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)

Equity Compensation Plans Approved by Security Holders (1)	2,464	$12.93	1,449

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,464	$12.93	1,449

(1)         Includes all the Company’s plans: 1995 Incentive Stock Option and Restricted Stock Plan, 2007 Stock Option Plan and 2009 Long-Term Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2013 annual shareholders meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2013 annual shareholders meeting.

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

10.13†	Compensation Plan for Non-Employee Directors (July 2010) (filed as exhibit 10.2 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.14†	Compensation Plan for Non-Employee Directors (June 2011) (filed as exhibit 10.13 to Annual Report on Form 10-K filed on August 12, 2011 and incorporated herein by reference)

10.15†*	Mistras Group Severance Plan (April 2013)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

23.2*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

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

Date: August 14, 2013

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

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Sotirios J. Vahaviolos	Chairman, President and Chief Executive	August 14, 2013
Sotirios J. Vahaviolos	Officer (Principal Executive Officer)
and Director

/s/ Francis T. Joyce	Executive Vice President, Chief Financial	August 14, 2013
Francis T. Joyce	Officer and Treasurer (Principal Financial and
Accounting Officer)

/s/Daniel M. Dickinson	Director	August 14, 2013
Daniel M. Dickinson

/s/ James J. Forese	Director	August 14, 2013
James J. Forese

/s/ Richard H. Glanton	Director	August 14, 2013
Richard H. Glanton

/s/Ellen T. Ruff	Director	August 14, 2013
Ellen T. Ruff

/s/ Michael J. Lange	Director	August 14, 2013
Michael J. Lange

/s/Manuel N. Stamatakis	Director	August 14, 2013
Manuel N. Stamatakis