Form 10-Q
period 2013-08-31
Mistras Group, Inc.
filed 2013-10-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of October 1, 2013, the registrant had 28,375,135 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements (unaudited)

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	August 31, 2013	May 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$6,933	$7,802
Accounts receivable, net	106,258	108,554
Inventories, net	12,981	12,504
Deferred income taxes	2,710	2,621
Prepaid expenses and other current assets	8,806	8,156
Total current assets	137,688	139,637
Property, plant and equipment, net	68,076	68,419
Intangible assets, net	50,560	52,428
Goodwill	115,325	115,270
Other assets	1,019	906
Total assets	$372,668	$376,660

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,476	$8,490
Accrued expenses and other current liabilities	44,875	47,839
Current portion of long-term debt	7,405	7,418
Current portion of capital lease obligations	6,945	6,766
Income taxes payable	1,702	1,703
Total current liabilities	69,403	72,216
Long-term debt, net of current portion	45,495	52,849
Obligations under capital leases, net of current portion	11,278	10,923
Deferred income taxes	12,651	11,614
Other long-term liabilities	17,054	18,778
Total liabilities	155,881	166,380

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,375,135 and 28,210,862 shares issued and outstanding as of August 31, 2013 and May 31, 2013, respectively	283	282
Additional paid-in capital	196,377	195,241
Retained earnings	24,623	18,982
Accumulated other comprehensive loss	(4,717)	(4,452)
Total Mistras Group, Inc. stockholders’ equity	216,566	210,053
Noncontrolling interests	221	227
Total equity	216,787	210,280
Total liabilities and equity	$372,668	$376,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended August 31,
	2013	2012
Revenues:
Services	$128,342	$99,225
Products and systems	7,496	14,162
Total revenues	135,838	113,387
Cost of revenues:
Cost of services	88,624	70,516
Cost of products and systems sold	3,629	5,010
Depreciation related to services	4,050	3,976
Depreciation related to products and systems	258	168
Total cost of revenues	96,561	79,670
Gross profit	39,277	33,717
Selling, general and administrative expenses	28,699	23,492
Research and engineering	643	517
Depreciation and amortization	2,457	1,895
Acquisition-related expense, net	(2,097)	107
Income from operations	9,575	7,706
Interest expense	745	760
Income before provision for income taxes	8,830	6,946
Provision for income taxes	3,195	2,655
Net income	5,635	4,291
Net loss (income) attributable to noncontrolling interests, net of taxes	6	(10)
Net income attributable to Mistras Group, Inc.	$5,641	$4,281
Earnings per common share
Basic	$0.20	$0.15
Diluted	$0.19	$0.15
Weighted average common shares outstanding:
Basic	28,241	28,045
Diluted	29,109	29,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended August 31,
	2013	2012
Net income	$5,635	$4,291

Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(265)	(2,031)
Comprehensive income	5,370	2,260
Comprehensive income (loss) attributable to noncontrolling interest	6	(10)
Comprehensive income attributable to Mistras Group, Inc.	$5,364	$2,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended August 31,
	2013	2012
Cash flows from operating activities
Net income	$5,635	$4,291
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,765	6,039
Deferred income taxes	866	694
Provision for doubtful accounts	115	(210)
(Gain) loss on sale of assets	(27)	119
Amortization of deferred financing costs	31	31
Share-based compensation expense	1,707	1,634
Fair value adjustment to contingent consideration liabilities	(2,165)	(121)
Foreign currency (gain) loss	(296)	95
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	1,794	16,240
Inventories	(493)	613
Prepaid expenses and other current assets	(818)	854
Other assets	(126)	677
Accounts payable	126	(2,762)
Accrued expenses and other current liabilities	(1,569)	(6,372)
Income taxes payable	(7)	(276)
Net cash provided by operating activities	11,538	21,546
Cash flows from investing activities
Purchase of property, plant and equipment	(2,514)	(2,714)
Purchase of intangible assets	(142)	(228)
Proceeds from sale of equipment	140	325
Net cash used in investing activities	(2,516)	(2,617)
Cash flows from financing activities
Repayment of capital lease obligations	(1,893)	(1,644)
Repayment of long-term debt	(911)	(1,621)
Net (repayments) against current revolver	(6,569)	(15,000)
Payment of contingent consideration for business acquisitions	(125)	(1,113)
Taxes paid related to net share settlement of equity awards	(998)	(807)
Excess tax benefit from stock compensation	124	300
Proceeds from the exercise of stock options	303	99
Net cash used in financing activities	(10,069)	(19,786)
Effect of exchange rate changes on cash and cash equivalents	178	(224)
Net change in cash and cash equivalents	(869)	(1,081)
Cash and cash equivalents
Beginning of period	7,802	8,410
End of period	$6,933	$7,329
Supplemental disclosure of cash paid
Interest	$732	$746
Income taxes	$1,346	$1,122
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,475	$1,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(tabular dollars in thousands, except per share data)

1.                                      Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI), non-destructive testing (NDT) services, destructive testing services, and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending May 31, 2014 and 2013. Reference to a fiscal year means the fiscal year ended May 31. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for fiscal 2013, as filed with the Securities and Exchange Commission on August 14, 2013.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. Where the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The noncontrolling interests in operating results, net of tax, is classified separately in the accompanying consolidated statements of income.

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the companies in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one-month lag. Therefore, in the fiscal quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements as of or for any period presented.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

For the three months ended August 31, 2013, the Company reclassified $0.3 million related to interest accretion imputed on its acquisition-related contingent consideration liabilities from interest expense to acquisition-related expense, net, which is a component of income from operations. See Note 4 — Acquisitions for further discussion with regards to acquisition related expense, net.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in our Annual Report. On an ongoing basis, we evaluate our estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of our Annual Report, there have been no material changes to our significant accounting policies.

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

Other recently issued accounting pronouncements did not, or are not believed by management to likely have a material impact on the Company’s current or future consolidated financial statements.

2.             Share-Based Compensation

The Company recognized share-based compensation expense related to stock option awards of approximately $0.7 million and $0.8 million for three months ended August 31, 2013 and 2012, respectively. As of August 31, 2013, there was approximately $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.2 years. Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended August 31, 2013 and 2012 were as follows:

	Three months ended August 31,
	2013	2012

Cash proceeds from options exercised	$303	$99
Aggregate intrinsic value of options exercised	$326	$126

No stock options were granted during the three months ended August 31, 2013 or August 31, 2012.

The Company also recognized approximately $0.8 million and $0.6 million in share-based compensation expense related to restricted stock unit awards during the first quarter of fiscal 2014 and 2013, respectively. As of August 31, 2013, there was approximately $11.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.9 years.

During the first quarter of fiscal 2014 and 2013 respectively, the Company granted approximately 10,000 and 13,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.2 million and $0.3 million, respectively, which was recorded as share-based compensation expense during the quarter ended August 31, 2013 and 2012.

During the first quarter of fiscal 2014 and 2013 respectively, approximately 175,000 and 123,000 restricted stock units vested. The fair value of these units was $3.2 million and $1.9 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first quarters of fiscal 2014 and 2013 were net-share

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The Company withheld approximately 54,000 and 37,000 shares in the first quarter of fiscal 2014 and 2013, respectively. The shares withheld were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $1.0 million and $0.8 million and are reflected as a financing activity within the condensed consolidated statements of cash flows for the three months ended August 31, 2013 and 2012, respectively. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

3.             Earnings per Share

Basic earnings per share is computed by dividing net income attributable to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to stockholders by the sum of (1) the weighted average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects: (i) only the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended August 31,
	2013	2012

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$5,641	$4,281
Denominator:
Weighted average common shares outstanding	28,241	28,045
Basic earnings per share	$0.20	$0.15

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$5,641	$4,281
Denominator:
Weighted average common shares outstanding	28,241	28,045
Dilutive effect of stock options outstanding	723	806
Dilutive effect of restricted stock units outstanding	145	149
	29,109	29,000
Diluted earnings per share	$0.19	$0.15

4.             Acquisitions

During the three months ended August 31, 2013, the Company incurred acquisition-related costs of $0.1 million in connection with due diligence, professional fees, and other expenses for certain fiscal 2014 acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three months ended August 31, 2013, the adjustments resulted in a net decrease of approximately $2.2 million to the Company’s acquisition-related contingent consideration liabilities, which were approximately $13.0 million as of August 31, 2013 and recorded on the balance sheet in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $2.2 million for the three months ended August 31, 2013. The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

have been classified as acquisition-related expense, net, in the statement of income for the three months ended August 31, 2013.

During the three months ended August 31, 2012, the Company incurred acquisition-related costs of $0.6 million in connection with due diligence, professional fees, and other expenses for its fiscal 2013 acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three months ended August 31, 2012, the adjustments resulted in a net decrease of approximately $0.8 million to the Company’s acquisition-related contingent consideration liabilities, which were approximately $11.6 million as of August 31, 2012 and recorded on the balance sheet in accrued expenses and other liabilities. These adjustments also resulted in a corresponding net increase to income from operations of approximately $0.8 for the three months ended August 31, 2013. The Company recorded interest accretion related to its contingent consideration liabilities of $0.3 million for the three months ended August 31, 2012. The fair value adjustments to acquisition-related contingent consideration liabilities, related interest accretion and the acquisition-related transaction costs have been classified as acquisition-related expense, net, in the statement of operations for the three months ended August 31, 2012.

Interest accretion during the three months ended August 31, 2012 was previously recorded in interest expense.

The unaudited pro forma information for the periods set forth below gives effect to the Company’s fiscal 2013 acquisitions as if they had occurred at the beginning of each period presented. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, in thousands):

	Three months ended August 31,
	2013	2012

Revenues	$135,838	$133,667

Income from operations	$9,575	$9,565

The Company did not complete any acquisitions during the three months ended August 31, 2013.

5.             Accounts Receivable, net

Accounts receivable consist of the following:

	August 31, 2013	May 31, 2013

Trade accounts receivable	$108,224	$110,438
Allowance for doubtful accounts	(1,966)	(1,884)
Total	$106,258	$108,554

6.                                      Inventories, net

Inventories consist of the following:

	August 31, 2013	May 31, 2013

Raw materials	$3,440	$3,332
Work in process	2,000	2,310
Finished goods	4,580	4,355
Services-related consumable supplies	2,961	2,507
Total	$12,981	$12,504

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

7.             Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life	August 31, 2013	May 31, 2013
	(Years)
Land		$1,939	$1,943
Building and improvements	30-40	21,109	20,973
Office furniture and equipment	5-8	5,748	5,543
Machinery and equipment	5-7	124,665	121,563
		153,461	150,022
Accumulated depreciation and amortization		(85,385)	(81,603)
Property, plant and equipment, net		$68,076	$68,419

Depreciation expense for the three months ended August 31, 2013 and 2012 was approximately $4.6 million and $4.4 million, respectively.

8.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 31, 2013	May 31, 2013

Accrued salaries, wages and related employee benefits	$21,073	$23,662
Contingent consideration	2,840	5,144
Accrued workers’ compensation and health benefits	3,797	3,667
Deferred revenues	2,288	2,623
Other accrued expenses	14,877	12,743
Total	$44,875	$47,839

9.                                      Long-Term Debt

Long-term debt consists of the following:

	August 31, 2013	May 31, 2013

Senior credit facility	$32,999	$39,567
Notes payable	14,603	15,740
Other	5,298	4,960
Total debt	52,900	60,267
Less: Current portion	(7,405)	(7,418)
Long-term debt, net of current portion	$45,495	$52,849

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million. The Credit Agreement has a maturity date of December 20, 2016. The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. As of August 31, 2013, there were outstanding borrowings of $33.0 million and a total of $4.5 million of outstanding letters of credit under the current revolving credit facility.

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

As of August 31, 2013, the Company was in compliance with the terms of the credit agreement, and expects to be in compliance for the foreseeable future.

Notes Payable and Other

In connection with acquisitions through end of fiscal 2013, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest rate. Unamortized discount on the notes was de minimis as of August 31, 2013 and May 31, 2013. Amortization is recorded as interest expense in the condensed consolidated statements of income.

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

10.          Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	August 31, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$13,038	$13,038
Total Liabilities	$—	$—	$13,038	$13,038

	May 31, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$15,438	$15,438
Total Liabilities	$—	$—	$15,438	$15,438

The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquired businesses, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the acquisition agreements.

11.                               Commitments and Contingencies

Litigation

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company believes that, except for the matters discussed below, the reasonably possible range of loss for all other pending legal proceeding to which the Company is a party in the aggregate is immaterial. The costs of defense and amounts that may be paid in such matters may be covered by insurance.

In January 2012, the Company received notice of a governmental investigation concerning an environmental incident which occurred in February 2011 outside on the premises of the Company’s Cudahy, California location. No human injury or property damage was reported or appears to have been caused as a result of this incident. While management cannot predict the ultimate outcome of this matter, based on its internal investigation to date, the Company does not believe the outcome will have a material effect on its financial condition or results of operations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

During fiscal 2013, the Company performed radiography work on the construction of a pipeline project in Georgia.  The Company has received notice that the pipeline project owner contends that certain of the x-ray images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1103. The project owner is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. This matter is in the early stages of investigation and no lawsuit has yet to be filed.  At the present time, the Company is unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of August 31, 2013, total potential acquisition-related contingent consideration ranged from zero to $23.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next five years of operations. See Note 4 - Acquisitions and Note 9 - Long-Term Debt to these consolidated financial statements for further discussion of the Company’s acquisitions.

12.                               Segment Disclosure

The Company’s three operating segments are:

•                  Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States and the Canadian services business, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  International. This segment offers services, products and systems similar to those of the Company’s other two segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

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

The accounting policies of the reportable segments are the same as those described in Note 1 — Description of Business and Basis of Presentation. Segment income from operations is determined based on internal performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for share-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of depreciation on the corporate office facilities and equipment, administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected financial information by segment for the periods shown was as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2013	2012

Revenues
Services	$95,810	$82,397
International	37,759	24,429
Products and Systems	6,585	9,534
Corporate and eliminations	(4,316)	(2,973)
	$135,838	$113,387

Revenues by operating segment include intercompany transactions, which are eliminated in Corporate and eliminations. The Services segment had sales to other operating segments of $2.2 million and $1.1 million for the three months ended August 31, 2013 and 2012, respectively. The International segment had sales to other operating segments of $0.1 million for each of the three month periods ended August 31, 2013 and 2012. The Products and Systems segment had sales to other operating segments of $1.9 million and $1.7 million for the three months ended August 31, 2013 and 2012, respectively.

	Three months ended August 31,
	2013	2012

Gross profit
Services	$26,747	$20,940
International	10,120	7,081
Products and Systems	2,384	5,245
Corporate and eliminations	26	451
	$39,277	$33,717

	Three months ended August 31,
	2013	2012

Income from operations
Services	$10,846	$6,766
International	1,815	1,591
Products and Systems	591	3,080
Corporate and eliminations	(3,677)	(3,731)
	$9,575	$7,706

Income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended August 31,
	2013	2012

Depreciation and amortization
Services	$4,235	$4,524
International	1,922	1,047
Products and Systems	583	491
Corporate and eliminations	25	(23)
	$6,765	$6,039

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	August 31, 2013	May 31, 2013

Intangible assets, net
Services	$13,450	$14,527
International	27,122	27,520
Products and Systems	9,270	9,600
Corporate and eliminations	718	781
	$50,560	$52,428

	August 31, 2013	May 31, 2013

Goodwill
Services	$61,127	$61,285
International	41,001	40,788
Products and Systems	13,197	13,197
	$115,325	$115,270

	August 31, 2013	May 31, 2013

Total assets
Services	$195,196	$200,326
International	139,961	138,108
Products and Systems	36,715	37,948
Corporate and eliminations	796	278
	$372,668	$376,660

Revenues by geographic area for the three months ended August 31, 2013 and 2012, respectively, were as follows:

	Three months ended August 31,
	2013	2012

Revenues
United States	$83,157	$76,275
Other Americas	13,420	11,788
Europe	35,406	16,677
Asia-Pacific	3,855	8,647
	$135,838	$113,387

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended August 31, 2013 and 2012. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2013. In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2014 is referred to as “fiscal 2014”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•                  Forward-Looking Statements

•                  Overview

•                  Consolidated Results of Operations

•                  Liquidity and Capital Resources

•                  Critical Accounting Estimates

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A “Risk Factors” and in Item 1 “Business—Forward-Looking Statements,” as well as those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal 2013 and in our other Securities and Exchange Commission (SEC) filings.

Overview

We offer our customers “one source for asset protection solutions” ® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), non-destructive testing (NDT) and predictive maintenance (PdM) services, destructive testing services, and proprietary data analysis and enterprise inspection warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

•                  Services provides asset protection solutions primarily in North America with the largest concentration in the United States and the Canadian services business, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

•                  International offers services, products and systems similar to those of the other two segments to global markets, principally in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

•                  Products and Systems designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), alternative and renewable energy, public infrastructure, chemicals, aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology, food processing industries and research and engineering institutions. As of August 31, 2013, we had approximately 4,400 employees, including approximately 30 Ph.D.’s and 100 other degreed engineers and certified Level III technicians, in approximately 100 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources, customers and geographic reach that we believe will enhance our advantages over our competition.

The global economy has shown some signs of improvement, but continues to be fragile. Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, slow economic growth, high unemployment rates, volatile currency exchange rates and continued uncertainty about economic stability. However, we believe these conditions have allowed us to capitalize on an opportunity to selectively hire new talented individuals that otherwise might not have been available to us, to acquire and develop new technologies in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Consolidated Results of Operations

Three months ended August 31, 2013 compared to the three months ended August 31, 2012

Our consolidated results of operations for the three months ended August 31, 2013 and 2012 were as follows:

	Three months ended August 31,
	2013	2012
	($ in thousands)

Revenues	$135,838	$113,387
Cost of revenues	92,253	75,526
Depreciation	4,308	4,144
Gross profit	39,277	33,717
Gross profit as a % of Revenue	29%	30%
Selling, general and administrative expenses	28,699	23,492
SG&A as a % of Revenue	21%	21%
Research and engineering	643	517
Depreciation and amortization	2,457	1,895
Acquisition-related expense, net	(2,097)	107
Income from operations	9,575	7,706
Income from operations as a % of Revenue	7%	7%
Interest expense	745	760
Income before provision for income taxes	8,830	6,946
Provision for income taxes	3,195	2,655
Net income	5,635	4,291
Net loss (income) attributable to noncontrolling interests, net of taxes	6	(10)
Net income attributable to Mistras Group, Inc.	$5,641	$4,281

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended August 31, 2013 and 2012 were as follows:

	Three months ended August 31,
	2013	2012
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$5,641	$4,281
Interest expense	745	760
Provision for income taxes	3,195	2,655
Depreciation and amortization	6,765	6,039
EBITDA	$16,346	$13,735
Share-based compensation expense	1,707	1,634
Acquisition-related expense, net	(2,097)	107
Adjusted EBITDA	$15,956	$15,476

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Quarterly Report on Form 10-Q as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Quarterly Report on Form 10-Q as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and, if applicable, certain acquisition related expense (including adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are listed below or in the reconciliation table above).

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

Revenues. Revenues were $135.8 million for the three months ended August 31, 2013 compared to $113.4 million for the three months ended August 31, 2012. Revenues by segment for the first quarter of fiscal 2014 and 2013 were as follows:

	Three months ended August 31,
	2013	2012
	($ in thousands)
Revenues
Services	$95,810	$82,397
International	37,759	24,429
Products and Systems	6,585	9,534
Corporate and eliminations	(4,316)	(2,973)
	$135,838	$113,387

We estimate our growth rates for the first quarter of fiscal 2014 and 2013 were as follows:

	Three months ended August 31,
	2013	2012
	($ in thousands)
Revenue growth	$22,451	$21,940
% Growth over prior year	19.8%	24.0%

Comprised of:
% of organic growth	4.6%	8.8%
% of acquisition growth	15.6%	16.8%
% foreign exchange (decrease)	(0.4)%	(1.6)%
	19.8%	24.0%

Revenues increased $22.5 million, or approximately 20%, for the three months ended August 31, 2013 compared to the three months ended August 31, 2012 as a result of growth in our Services and International segments, partially offset by a decrease in our Products and Systems segment. The increase in our Services segment was due to an increase in the oil & gas, aerospace and industrial industries driven by specific projects and the mid-stream section of the oil & gas industry. Our International segment revenue growth primarily resulted from our fiscal 2013 acquisitions. The decrease in our Products and Systems segment was due to lower sales in our Digital Radiography and ultrasonic NDT product lines compared to the prior year. On a consolidated basis, in the first quarter of fiscal 2014, we estimate that our organic growth was approximately 5% compared to approximately 9% in the first quarter of fiscal 2013. For the first quarter of fiscal 2014 and 2013, we estimate that our acquisition growth rate was approximately 16% and 17%, respectively.

We continued to experience growth in many of our target markets during the first quarter of fiscal 2014. Oil and gas is our largest target market and represented approximately 48% and 47% of our total revenue in the first quarter of fiscal 2014 and 2013, respectively. Oil and gas revenue in the first quarter of fiscal 2014 increased approximately 21% over the prior year with the largest growth coming from the midstream section of the oil and gas industry. We also experienced significant growth in several of our other target markets outside of oil and gas, primarily the aerospace and defense and industrial markets. Taken as a group, revenues for all target markets other than oil and gas grew approximately 19% in the first quarter of fiscal 2014 over the prior year period. Our top ten customers represented approximately 35% of our revenues in the first quarter of fiscal 2014 compared to 32% in the same quarter last year.

Gross Profit. Our gross profit was $39.3 million and increased $5.6 million, or 16% in the first quarter of fiscal 2014 compared to $33.7 million in the first quarter of fiscal 2013. Gross profit by segment for the three months ended August 31, 2013 and 2012 was as follows:

	Three months ended August 31,
	2013	2012
	($ in thousands)
Gross profit
Services	$26,747	$20,940
International	10,120	7,081
Products and Systems	2,384	5,245
Corporate and eliminations	26	451
	$39,277	$33,717

As a percentage of revenues, our gross profit was approximately 29% and 30% for the first quarter of fiscal 2014 and fiscal 2013, respectively. Cost of revenues, excluding depreciation, as a percentage of revenues was approximately 68% and 67% in the first quarter of fiscal 2014 and fiscal 2013, respectively. Depreciation expense included in the determination of gross profit for the first quarter of fiscal 2014 and fiscal 2013 was $4.3 million and $4.1 million, respectively.

The 80 basis point decrease in our gross profit as a percentage of revenues was primarily attributable to a decrease in gross profit in our Products segment due to the lower volume and mix of comparatively lower margined products sales in the current quarter compared to the prior year quarter. Also contributing to the decrease was the International segment, which relates to our fiscal 2013 acquisitions, as these companies primarily provide lower margin, traditional NDT services. Additionally, in our International segment the service offerings are increasing faster than our product sales, which also lowered our gross profit margin, a trend we expect to continue. These decreases were offset by improvements in gross profit as a percentage of revenues in our Services segment due to a favorable change in the mix of project work completed during the quarter.

Income from Operations. Our income from operations by segment for the three months ended August 31, 2013 and 2012 were as follows:

	Three months ended August 31,
	2013	2012
	($ in thousands)
Income from operations
Services	$10,846	$6,766
International	1,815	1,591
Products and Systems	591	3,080
Corporate and eliminations	(3,677)	(3,731)
	$9,575	$7,706

Our income from operations of $9.6 million for the first quarter of fiscal 2014 increased $1.9 million, or 24%, compared to the first quarter of fiscal 2013. As a percentage of revenues, our income from operations was approximately 7% for each of the first quarters of fiscal 2014 and fiscal 2013.

Our SG&A expenses, as a percentage of revenues, was approximately 21% for each of the first quarters of fiscal 2014 and 2013, increasing approximately $5.2 million in fiscal 2014. Of this amount, SG&A for companies acquired within the last twelve months accounted for approximately $3.7 million of the total increase. Excluding acquisitions, our SG&A expenses increased $1.5 million primarily due to higher compensation and benefit expenses, attributed to normal salary increases, as well as our investment in additional management and corporate staff to support our growth. Depreciation and amortization included in the determination of income from operations for the first quarter of fiscal 2014 and fiscal 2013 was $2.5 million and $1.9 million, respectively, each representing approximately 2% of revenues.

Our acquisition-related expense, net consists primarily of adjustments to the estimated fair value of certain acquisition-related contingent consideration liabilities that resulted in a net increase to income from operations of $2.2 million for the first quarter of fiscal 2014. This was offset by $0.1 million in professional fees and other expenses in connection with our fiscal 2014 acquisition activity. Acquisition-related expense, net for the first quarter of fiscal 2013 resulted in a net increase to income from operations of $0.5 million. This was offset by $0.6 million in professional fees and other expenses in connection with our fiscal 2013 acquisition activity.

Interest Expense. Interest expense was $0.7 million and $0.8 million for the first quarter of fiscal 2014 and 2013, respectively. The decrease in the first quarter of fiscal 2014 related to a decrease in average interest rates in the current year quarter compared to the prior year.

Income Taxes. Our effective income tax rate was approximately 36% for the first quarter of fiscal 2014 compared to approximately 38% for the first quarter of fiscal 2013. The decrease was primarily due to changes in the geographic mix of earnings in the various state and foreign jurisdictions.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Three months ended August 31,
	2013	2012
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$11,538	$21,546
Investing Activities	(2,516)	(2,617)
Financing Activities	(10,069)	(19,786)
Effect of exchange rate changes on cash	178	(224)
Net change in cash and cash equivalents	$(869)	$(1,081)

Cash Flows from Operating Activities

During the three months ended August 31, 2013, cash provided by our operating activities was $11.5 million, a decrease of $10.0 million from the comparable period of fiscal 2013. Positive operating cash flow was primarily attributable to our net income, excluding depreciation, amortization and other non-cash expenses of $12.6 million. The decrease of cash provided by our operating activities was primarily due to a decrease in our working capital compared to prior year, driven by trade accounts receivable, partially offset by accrued expenses and other current liabilities.

During the three months ended August 31, 2012, cash provided by our operating activities was $21.5 million, an increase of $8.7 million from the comparable period of fiscal 2012. Positive operating cash flow was primarily attributable to higher net income, excluding depreciation, amortization and other non-cash expenses of $12.6 million and $9.0 million of cash provided by an increase in our working capital, which primarily related to collections of our trade accounts receivable.

Cash Flows from Investing Activities

During the three months ended August 31, 2013, cash used in investing activities was $2.5 million, a decrease of $0.1 million from the comparable period of fiscal 2013. Cash used in investing activities included purchases of property, plant and equipment of $2.5 million and were primarily related to equipment used by our technicians.

During the three months ended August 31, 2012, cash used in investing activities was $2.6 million, a decrease of $6.2 million from the comparable period of fiscal 2012. Cash used in investing activities included purchases of property, plant and equipment of $2.7 million and were primarily related to equipment used by our technicians.

Cash Flows from Financing Activities

Net cash used in financing activities was $10.1 million for the three months ended August 31, 2013, a decrease of $9.7 million from the $19.8 million in cash used in the comparable period of fiscal 2013. Net cash used in financing activities related primarily to repayments of our revolving credit facility, capital lease obligations and long-term debt of $6.6 million, $1.9 million and $0.9 million, respectively.

Net cash used in financing activities was $19.8 million for the three months ended August 31, 2013, an increase of $11.2 million from the comparable period of fiscal 2012. Net cash used in financing activities related primarily to repayments of our revolving credit facility, capital lease obligations, long-term debt, and contingent consideration of $15.0 million, $1.6 million, $1.6 million, and $1.1 million, respectively.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately $0.2 million and ($0.2) million for the three months ended August 31, 2013 and 2012, respectively.

Cash Balance and Credit Facility Borrowings

As of August 31, 2013, we had cash and cash equivalents totaling $6.9 million and available borrowing capacity of $87.5 million under our current revolving credit facility. As of August 31, 2013, there were outstanding borrowings of $33.0 million and a total of $4.5 million of outstanding letters of credit under the existing revolving credit facility. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The Credit Agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate margin less a margin of 1.25% to 0.25%, at our option, or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) share-based compensation expense, less (g) cash expense related to share-based compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our Credit Agreement are secured by liens on substantially all of our assets.

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

As of August 31, 2013, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our credit agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow generated from our operating activities and borrowings under our revolving credit facility. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. We are currently funding our acquisitions through our available cash, borrowings under our revolving credit facility and seller notes. We have an effective shelf registration statement with the SEC for the issuance of up to approximately $64.2 million of securities, including shares of common and preferred stock, debt securities, warrants and units. Accordingly, we may also seek to obtain capital through the issuance of debt or equity securities, or a combination of both. As of September 30, 2013, there were outstanding borrowings of approximately $36.2 million and approximately $3.6 million of outstanding letters of credit under our revolving credit facility.

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

Our future acquisitions may also require capital. We acquired three companies in fiscal 2013, with an initial cash outlay of $35.0 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Off-balance Sheet Arrangements

During the three months ended August 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for fiscal 2013.

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We had approximately $0.3 million and $2.0 million of foreign currency translation losses in other comprehensive income for the first three months of fiscal 2014 and 2013, respectively. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $6.9 million at August 31, 2013. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Fair Value of Financial Instruments

We do not believe we have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments purchased with a remaining maturity of three months or less. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Principal Financial

Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

See Note 11 - Commitments and Contingencies to the consolidated financial statements included in this report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our fiscal 2013 Annual Report on Form 10-K, filed with the SEC on August 14, 2013, except as described in Note 11.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our fiscal 2013 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2.                                                Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following sets forth the shares of our common stock we acquired during the quarter pursuant to the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units. There were no share repurchases during the months of June and July 2013.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
August 31, 2013	54,131	18.36

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

MISTRAS GROUP, INC.

	By:	/s/ Sotirios J. Vahaviolos
Sotirios J. Vahaviolos
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Philip Orlando
Interim Principal Financial Officer
(Interim Principal Financial Officer)

Date: October 9, 2013