Form 10-Q
period 2013-11-30
Mistras Group, Inc.
filed 2014-01-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of January 1, 2014, the registrant had 28,382,851 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                         Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	November 30, 2013	May 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$16,240	$7,802
Accounts receivable, net	122,418	108,554
Inventories	12,828	12,504
Deferred income taxes	2,647	2,621
Prepaid expenses and other current assets	10,940	8,156
Total current assets	165,073	139,637
Property, plant and equipment, net	70,517	68,419
Acquisition-related deposit	11,000	—
Intangible assets, net	49,282	51,992
Goodwill	118,679	115,270
Other assets	1,315	1,342
Total assets	$415,866	$376,660

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,273	$8,490
Accrued expenses and other current liabilities	46,967	47,839
Current portion of long-term debt	7,899	7,418
Current portion of capital lease obligations	6,760	6,766
Income taxes payable	1,198	1,703
Total current liabilities	74,097	72,216
Long-term debt, net of current portion	70,799	52,849
Obligations under capital leases, net of current portion	10,728	10,923
Deferred income taxes	12,629	11,614
Other long-term liabilities	17,760	18,778
Total liabilities	186,013	166,380

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,382,851 and 28,210,862 shares issued and outstanding as of November 30, 2013 and May 31, 2013, respectively	283	282
Additional paid-in capital	197,462	195,241
Retained earnings	33,880	18,982
Accumulated other comprehensive loss	(2,020)	(4,452)
Total Mistras Group, Inc. stockholders’ equity	229,605	210,053
Noncontrolling interests	248	227
Total equity	229,853	210,280
Total liabilities and equity	$415,866	$376,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Revenues:
Services	$143,139	$127,731	$271,481	$226,956
Products and systems	13,616	9,998	21,112	24,160
Total revenues	156,755	137,729	292,593	251,116
Cost of revenues:
Cost of services	98,860	87,044	187,484	157,560
Cost of products and systems sold	5,634	4,485	9,263	9,495
Depreciation related to services	4,026	4,124	8,076	8,100
Depreciation related to products and systems	258	171	516	339
Total cost of revenues	108,778	95,824	205,339	175,494
Gross profit	47,977	41,905	87,254	75,622

Selling, general and administrative expenses	29,849	23,362	58,548	46,854
Research and engineering	786	530	1,429	1,047
Depreciation and amortization	2,501	2,167	4,958	4,062
Acquisition-related expense, net	(411)	99	(2,508)	206
Income from operations	15,252	15,747	24,827	23,453
Interest expense	772	816	1,517	1,576
Income before provision for income taxes	14,480	14,931	23,310	21,877
Provision for income taxes	5,196	5,745	8,391	8,400
Net income	9,284	9,186	14,919	13,477
Less: net income attributable to noncontrolling interests, net of taxes	(27)	(23)	(21)	(33)
Net income attributable to Mistras Group, Inc.	$9,257	$9,163	$14,898	$13,444
Earnings per common share
Basic	$0.33	$0.33	$0.53	$0.48
Diluted	$0.32	$0.32	$0.51	$0.46
Weighted average common shares outstanding:
Basic	28,378	28,144	28,309	28,094
Diluted	29,102	29,008	29,147	29,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Net income	$9,284	$9,186	$14,919	$13,477

Other comprehensive income(loss), net of tax:
Foreign currency translation adjustments	2,697	1,517	2,432	(514)
Comprehensive income	11,981	10,703	17,351	12,963
less: comprehensive income attributable to noncontrolling interest	(27)	(23)	(21)	(33)
Comprehensive income attributable to Mistras Group, Inc.	$11,954	$10,680	$17,330	$12,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended November 30,
	2013	2012

Cash flows from operating activities
Net income	$14,919	$13,477
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,550	12,501
Deferred income taxes	695	713
Share-based compensation expense	2,747	3,206
Fair value adjustment to contingent consideration liabilities	(2,976)	(657)
Other	211	162
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	(12,498)	6,207
Inventories	(265)	1,460
Prepaid expenses and other current assets	(2,802)	(651)
Other assets	(22)	655
Accounts payable	2,524	(4,535)
Accrued expenses and other current liabilities	124	(6,971)
Income taxes payable	(573)	1,829
Net cash provided by operating activities	15,634	27,396

Cash flows from investing activities
Purchase of property, plant and equipment	(8,189)	(5,223)
Purchase of intangible assets	(275)	(482)
Acquisition of businesses, net of cash acquired	(1,507)	(27,033)
Proceeds from sale of equipment	734	435
Acquisition-related deposit	(11,000)	—
Net cash used in investing activities	(20,237)	(32,303)

Cash flows from financing activities
Repayment of capital lease obligations	(3,757)	(3,381)
Repayment of long-term debt	(4,105)	(2,966)
Net borrowings against revolver	22,013	12,349
Payment of contingent consideration for business acquisitions	(500)	(1,295)
Taxes paid related to net share settlement of share-based awards	(1,005)	(807)
Excess tax benefit from share-based compensation	122	393
Proceeds from the exercise of stock options	362	351
Net cash provided by financing activities	13,130	4,644

Effect of exchange rate changes on cash and cash equivalents	(89)	(162)
Net change in cash and cash equivalents	8,438	(425)

Cash and cash equivalents
Beginning of period	7,802	8,410
End of period	$16,240	$7,985
Supplemental disclosure of cash paid
Interest	$1,666	$1,361
Income taxes	$7,570	$4,673
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,443	$2,460
Issuance of notes payable and other debt obligations primarily related to acquisitions	$—	$7,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

(tabular dollars in thousands, except per share data)

1.                                      Description of Business & Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry leading products and technologies, expertise in mechanical integrity (MI), non-destructive testing (NDT) services, destructive testing services, and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, and plant-wide asset integrity assessments. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, aerospace and defense, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The noncontrolling interests in operating results, net of tax, is classified separately in the accompanying consolidated statements of income.

All significant intercompany accounts and transactions have been eliminated in consolidation. The fiscal year for Mistras Group, Inc. and its subsidiaries end on May 31, except for the companies in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one-month lag. Therefore, in the fiscal quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements as of or for any period presented.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported. For the three and six months ended November 30, 2012, the Company reclassified $0.3 million and $0.5 million, respectively, related to interest accretion imputed on its acquisition related contingent consideration liabilities from interest expense to acquisition-related expense, net, which is a component of income from operations. See Note 4 — Acquisitions for further discussion with regards to acquisition-related expense, net.

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

2.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to our eligible employees and Directors under two employee stock ownership plans: (i) the 2007 Stock Option Plan (the 2007 Plan), and (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan). No further awards may be granted under the 2007 Plan, although awards granted under the 2007 Plan remain outstanding in accordance with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including stock appreciation rights and deferred stock rights.

For the three months ended November 30, 2013 and 2012, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million and $0.8 million, respectively. For the six months ended November 30, 2013 and 2012, the Company recognized share-based compensation expense related to stock option awards of $0.7 and $1.6 million, respectively. As of November 30, 2013, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.9 years. Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and six months ended November 30, 2013 and 2012 were as follows:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012

Cash proceeds from options exercised	$59	$252	$362	$351
Aggregate intrinsic value of options exercised	$51	$359	$377	$485

No stock options were granted during the six months ended November 30, 2013 and 2012.

The Company also recognized approximately $1.1 million and $0.8 million during the three months ended November 30, 2013 and 2012, respectively, in share-based compensation expense related to restricted stock unit awards. For the six months ended November 30, 2013 and 2012, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.9 million and $1.6 million, respectively. As of November 30, 2013, there was approximately $10.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.8 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

During the first quarters of fiscal 2014 and 2013, the Company granted approximately 10,000 and 13,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of approximately $0.2 million and $0.3 million, respectively, which was recorded as share-based compensation expense during the six months ended November 30, 2013 and 2012.

During the first six months of fiscal 2014 and 2013 respectively, approximately 178,000 and 123,000 restricted stock units vested. The fair value of these units was $3.3 million and $1.9 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first six months of fiscal 2014 and 2013 were net-share settled such that the Company withheld approximately 55,000 and 37,000 shares, respectively, having value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The shares withheld were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Payments to taxing authorities for employees’ tax obligations for the six month periods ended November 30, 2013 and 2012 totaled $1.0 million and $0.8 million, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$9,257	$9,163	$14,898	$13,444
Denominator:
Weighted average common shares outstanding	28,378	28,144	28,309	28,094
Basic earnings per share	$0.33	$0.33	$0.53	$0.48

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$9,257	$9,163	$14,898	$13,444
Denominator:
Weighted average common shares outstanding	28,378	28,144	28,309	28,094
Dilutive effect of stock options outstanding	697	789	702	798
Dilutive effect of restricted stock units outstanding	27	75	136	144
	29,102	29,008	29,147	29,036
Diluted earnings per share	$0.32	$0.32	$0.51	$0.46

4.                                      Acquisitions

In the second quarter of fiscal 2014, the Company completed an acquisition of a professional engineering consulting and technical training services company serving the hydrocarbon processing and other energy-related industries. This company was acquired to complement service offerings within the Company’s Services segment and expand its technical capabilities. The Company acquired 100% of the common stock in exchange for $1.5 million in cash.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The assets and liabilities of the acquired business were included in the Company’s consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. This valuation and the related purchase price allocation is expected to be finalized prior to the end of fiscal 2014. The results of operations for this acquisition are included in the Services segment’s results of operations from the date of acquisition. The Company’s preliminary allocation of purchase price for this acquisition is included in the table below, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Consideration transferred:
Cash paid	$1,500
Consideration transferred	1,500

Current liabilities acquired	(174)
Property, plant and equipment	5
Deferred tax asset	107
Intangibles	99
Goodwill	1,463
Net assets acquired	$1,500

The amortization period of intangible assets acquired ranges from 3 to 5 years. The Company recorded approximately $1.5 million of goodwill in connection with this acquisition, reflecting the strategic fit and revenue and earnings growth potential of this business.

Revenues and operating income from this acquisition for the period subsequent to the closing of the transaction were approximately $0.5 million and $0.0 million, respectively, for the three and six month periods ended November 30, 2013. This acquisition is not significant and no pro forma financial information has been included in this report.

During the three and six month periods ended November 30, 2013, the Company incurred acquisition-related costs of $0.4 million and $0.5 million, respectively, in connection with due diligence, professional fees, and other expenses related to the completed acquisition as well as its other acquisition activity. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. For the three and six month periods ended November 30, 2013, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $0.8 million and $3.0 million, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were approximately $12.0 million and $15.4 million as of November 30, 2013 and May 31, 2013, respectively.

During the three and six month periods ended November 30, 2012, the Company incurred acquisition-related costs of $0.2 million and $0.9 million in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three and six month periods ended November 30, 2012, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $0.1 million and $0.7 million, respectively.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense-net in the condensed consolidated statements of income for the three and six month periods ended November 30, 2013 and 2012.

5.                                      Accounts Receivable, net

Accounts receivable consist of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2013	May 31, 2013

Trade accounts receivable	$124,623	$110,438
Allowance for doubtful accounts	(2,205)	(1,884)
Total	$122,418	$108,554

6.                                      Inventories

Inventories consist of the following:

	November 30, 2013	May 31, 2013

Raw materials	$3,326	$3,332
Work in process	2,206	2,310
Finished goods	4,039	4,355
Services-related consumable supplies	3,257	2,507
Total	$12,828	$12,504

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	Useful Life (Years)	November 30, 2013	May 31, 2013
Land		$1,945	$1,943
Buildings and improvements	30-40	22,458	20,973
Office furniture and equipment	5-8	6,625	5,543
Machinery and equipment	5-7	129,543	121,563
		160,571	150,022
Accumulated depreciation and amortization		(90,054)	(81,603)
Property, plant and equipment, net		$70,517	$68,419

Depreciation expense for each of the three month periods ended November 30, 2013 and 2012 was approximately $4.6 million. Depreciation expense for the six months ended November 30, 2013 and 2012 was approximately $9.2 million and $9.0 million, respectively.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

		November 30, 2013			May 31, 2013
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-13	$71,109	$(30,861)	$40,248	$69,901	$(27,422)	$42,479
Software/Technology	3-15	14,852	(8,380)	6,472	14,336	(7,629)	6,707
Covenants not to compete	2-5	8,085	(7,643)	442	8,069	(7,523)	546
Other	2-5	5,357	(3,237)	2,120	5,195	(2,935)	2,260

		$99,403	$(50,121)	$49,282	$97,501	$(45,509)	$51,992

Amortization expense for the three months ended November 30, 2013 and 2012 was approximately $2.2 million and $1.9 million, respectively. Amortization expense for the six months ended November 30, 2013 and 2012 was approximately $4.3 million and $3.5 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	November 30, 2013	May 31, 2013

Accrued salaries, wages and related employee benefits	$23,610	$23,662
Contingent consideration, current portion	2,191	5,144
Accrued workers’ compensation and health benefits	3,823	3,667
Deferred revenue	1,836	2,623
Other accrued expenses	15,507	12,743
Total	$46,967	$47,839

10.                               Long-Term Debt

Long-term debt consists of the following:

	November 30, 2013	May 31, 2013

Senior credit facility	$61,581	$39,567
Notes payable	11,210	15,740
Other	5,907	4,960
Total debt	78,698	60,267
Less: Current portion	(7,899)	(7,418)
Long-term debt, net of current portion	$70,799	$52,849

Senior Credit Facility

The Company’s credit agreement has a maturity date of December 20, 2016. The credit agreement provides the company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million. The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. As of November 30, 2013, there were outstanding borrowings of $61.6 million and a total of $3.6 million of outstanding letters of credit under the revolving credit facility.

Loans under the credit agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 0.25% to 1.25%, at the option of the Company, or based upon the Company’s Funded Debt

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is defined in the agreement as (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) share-based compensation expense, less (g) cash expense related to share-based compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under the credit agreement are secured by liens on substantially all of the assets of the Company.

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

As of November 30, 2013, the Company was in compliance with the terms of the credit agreement, and it will continuously monitor its compliance with its covenants.

Notes Payable and Other

In connection with acquisitions through end of fiscal 2013, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from three to five years from the date of acquisition, with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest rate. Unamortized discount on the notes was de minimis as of November 30, 2013 and May 31, 2013. Amortization is recorded as interest expense in the condensed consolidated statement of income.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	November 30, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$11,970	$11,970
Total Liabilities	$—	$—	$11,970	$11,970

	May 31, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$15,438	$15,438
Total Liabilities	$—	$—	$15,438	$15,438

The fair value of contingent consideration liabilities that was classified as Level 3 in the table above was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the applicable acquisition agreements.

12.                               Commitments and Contingencies

Litigation

The Company is subject to lawsuits, investigations and claims that arise in the ordinary course of business. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company believes that, except for the matters discussed below, the reasonably possible range of loss for all other pending legal proceeding to which the Company is a party in the aggregate is immaterial. The costs of defense and amounts that may be paid in such matters may be covered by insurance.

In January 2012, the Company received notice of a governmental investigation concerning an environmental incident which occurred in February 2011 outside of the premises of its Cudahy, California location. No human injury or property damage was reported or appears to have been caused as a result of this incident. While management cannot predict the ultimate outcome of this matter, based on its internal investigation to date, the Company does not believe the outcome will have a material effect on its financial condition or results of operations.

During fiscal 2013, the Company performed radiography work on the construction of a pipeline project in Georgia. The Company has received notice that the pipeline project owner contends that certain of the x-ray images the Company’s technicians prepared regarding

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

the project did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1104. The project owner is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. No lawsuit has yet to be filed in this matter. At the present time, the Company is unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. Using information available as of November, 30 2013, estimated potential acquisition-related contingent consideration ranged from zero to approximately $25.6 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next five years of operations. See Note 4 - Acquisitions and Note 10 — Long-Term Debt to these consolidated financial statements for further discussion of the Company’s acquisitions.

13.                               Subsequent Event

Subsequent to November 30, 2013, the Company completed the acquisition of an asset protection business located in Texas to continue its market expansion strategy. The Company’s initial cash payment for this acquisition was $11.0 million and is presented as acquisition-related deposit on the condensed consolidated balance sheet. In addition to the initial cash payment, the agreement provides for up to $4.0 million in contingent consideration which may be earned based upon the acquired company achieving specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocation. This acquisition is not significant and no pro forma financial information has been included in this report.

14.                               Segment Disclosure

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Revenues
Services	$108,862	$105,213	$204,672	$187,610
International	43,209	26,777	80,968	51,206
Products and Systems	8,604	8,439	15,189	17,973
Corporate and eliminations	(3,920)	(2,700)	(8,236)	(5,673)
	$156,755	$137,729	$292,593	$251,116

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Gross profit
Services	$30,918	$30,692	$57,665	$51,632
International	13,293	7,299	23,413	14,380
Products and Systems	3,718	3,975	6,102	9,220
Corporate and eliminations	48	(61)	74	390
	$47,977	$41,905	$87,254	$75,622

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Income from operations
Services	$14,400	$15,801	$25,246	$22,567
International	7,293	1,280	9,108	2,871
Products and Systems	469	1,703	1,060	4,783
Corporate and eliminations	(6,910)	(3,037)	(10,587)	(6,768)
	$15,252	$15,747	$24,827	$23,453

Income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Depreciation and amortization
Services	$4,156	$4,579	$8,391	$9,103
International	1,983	1,412	3,905	2,459
Products and Systems	583	488	1,166	979
Corporate and eliminations	63	(17)	88	(40)
	$6,785	$6,462	$13,550	$12,501

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2013	May 31, 2013
Intangible assets, net
Services	$12,563	$14,527
International	27,487	27,520
Products and Systems	8,950	9,600
Corporate and eliminations	282	345
	$49,282	$51,992

	November 30, 2013	May 31, 2013
Total assets
Services	$210,181	$200,326
International	149,534	138,108
Products and Systems	37,221	37,948
Corporate and eliminations	18,930	278
	$415,866	$376,660

	November 30, 2013	May 31, 2013
Goodwill
Services	$62,542	$61,285
International	42,941	40,788
Products and Systems	13,196	13,197
	$118,679	$115,270

Revenues by geographic area for the three and six months ended November 30, 2013 and 2012, respectively, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2013	2012	2013	2012
Revenues
United States	$99,497	$95,560	$182,654	$171,835
Other Americas	13,752	16,141	27,172	27,929
Europe	37,399	22,231	72,805	38,908
Asia-Pacific	6,107	3,797	9,962	12,444
	$156,755	$137,729	$292,593	$251,116

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and six months ended November 30, 2013 and 2012. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2013 (“2013 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2014 is referred to as “fiscal 2014”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•                  Forward-Looking Statements

•                  Overview

•                  Consolidated Results of Operations

•                  Liquidity and Capital Resources

•                  Critical Accounting Policies and Estimates

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A “Risk Factors” and in “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2013 Annual Report as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

Overview

We offer our customers “one source for asset protection solutions” ® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, proprietary data analysis and enterprise inspection warehousing software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

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

Given the role our solutions play in helping to ensure the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), aerospace and defense, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, transportation, primary metals and metalworking, pharmaceuticals and food processing industries.

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

Consolidated Results of Operations

Three months ended November 30, 2013 compared to the three months ended November 30, 2012

Our consolidated results of operations for the three months ended November 30, 2013 and 2012 were as follows:

	Three months ended November 30,
	2013	2012
	($ in thousands)

Revenues	$156,755	$137,729
Gross profit	47,977	41,905
Gross profit as a % of Revenue	31%	30%
Total operating expenses	32,725	26,158
Operating expenses as a % of Revenue	21%	19%
Income from operations	15,252	15,747
Income from Operations as a % of Revenue	10%	11%
Interest expense	772	816
Income before provision for income taxes	14,480	14,931
Provision for income taxes	5,196	5,745
Net income	9,284	9,186
Less: net income attributable to noncontrolling interests, net of taxes	(27)	(23)
Net income attributable to Mistras Group, Inc.	$9,257	$9,163

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended November 30, 2013 and 2012 were as follows:

	Three months ended November 30,
	2013	2012
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income	$9,284	$9,186
Less: net income attributable to noncontrolling interests, net of taxes	(27)	(23)
Net income attributable to Mistras Group, Inc.	$9,257	$9,163
Interest expense	772	816
Provision for income taxes	5,196	5,745
Depreciation and amortization	6,785	6,462
EBITDA	$22,010	$22,186
Share-based compensation expense	1,040	1,572
Acquisition-related expense, net	(411)	99
Adjusted EBITDA	$22,639	$23,857

Note About Non-GAAP Measures

EBITDA and Adjusted EBITDA are performance measures used by management that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Quarterly Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and, if applicable, certain acquisition-related expense (including adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are in the reconciliation table above if applicable).

Our management uses EBITDA and Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as a performance evaluation metric for our executive and employee incentive compensation programs.

Later in this report, the non-GAAP financial performance measures “Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net” is used, with tables reconciling the measures to financial measures under GAAP.  These non-GAAP measures exclude from the GAAP measures income from operations (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs and (b) the net changes in the fair value of acquisition-related contingent consideration liabilities.  These items have been excluded from the GAAP measures because these expenses and credits are not related to the Company’s or Segment’s core business operations and are related solely to the Company’s or Segment’s acquisition activities.  Changes in the fair value of acquisition-related contingent consideration liabilities can be a net expense or credit in any given period, and fluctuate based upon the then current value of cash consideration the Company expects to pay in the future for prior acquisitions, without impacting cash generated from the Company’s business operations.

We believe investors and other users of our financial statements benefit from the presentation of EBITDA, Adjusted EBITDA and “Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net” in evaluating our operating performance because it provides additional tools to compare our operating performance on a consistent basis and measure underlying trends and results in our business. EBITDA and Adjusted EBITDA remove the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations. Similarly, we believe that Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net, provides investors with useful information and more meaningful period over period comparisons by identifying and excluding these acquisition-related costs so that the performance of the core business operations can be identified and compared.

While Adjusted EBITDA is a term and financial measurement commonly used by investors and securities analysts, it has limitations. As a non-GAAP measurement, Adjusted EBITDA has no standard meaning and, therefore, may not be comparable with similar measurements for other companies. Adjusted EBITDA is generally limited as an analytical tool because it excludes charges and expenses we do incur as part of our operations. For example, Adjusted EBITDA excludes income taxes, but we generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary cost. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. In addition, acquisitions are a part of our growth strategy, and therefore acquisition-related items are a necessary cost of the Company’s business. Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net, are not metrics used to determine incentive compensation for executives or employees.

Revenues were $156.8 million for the three months ended November 30, 2013 compared to $137.7 million for the three months ended November 30, 2012. Revenues by segment for the second quarter of fiscal 2014 and 2013 were as follows:

	Three months ended November 30,
	2013	2012
	($ in thousands)
Revenues
Services	$108,862	$105,213
International	43,209	26,777
Products and Systems	8,604	8,439
Corporate and eliminations	(3,920)	(2,700)
	$156,755	$137,729

Our growth rates for the second quarter of fiscal 2014 and 2013 were as follows:

	Three months ended November 30,
	2013	2012
	($ in thousands)
Revenue growth	$19,026	$23,509
% Growth over prior year	13.8%	20.6%

Comprised of:
% of organic growth	4.3%	1.6%
% of acquisition growth	9.4%	19.4%
% foreign exchange increase (decrease)	0.1%	(0.4)%
	13.8%	20.6%

Revenues for the three months ended November 30, 2013 experienced year-on-year growth of $19.0 million, or 13.8%, fueled by growth from acquisitions of approximately 9% and organic growth of approximately 4%. Acquisitions contributed approximately 19% of the Company’s 20.6% year-on-year revenue growth generated in the second quarter of fiscal 2013, while organic growth contributed approximately 2%.

Revenue growth was experienced primarily in our International and Services segments. The Company’s 61% year-on-year growth in International revenue was driven primarily by acquisition, as the Company acquired its German subsidiary during the second quarter of the prior fiscal year. The remainder of the International increase was driven by organic growth of 17%. The 3.5% increase in Services segment revenues was driven by organic growth of 2.2% and acquisition growth of approximately 1%.

The Company continued to experience year-on-year growth in its key vertical markets during the second quarter of fiscal 2014. Oil and gas revenues grew by approximately 5% and remained the Company’s most significant vertical market, but saw its proportion decline to 48% of total Company revenues compared with 52% in the second quarter of fiscal 2013. This decline was driven primarily by acquisition-driven growth from the Company’s German subsidiary which was acquired during fiscal 2013 and has a high concentration of aerospace customers. The Company’s aerospace revenues increased to nearly 12% of total revenues, compared with approximately 6% in the prior year’s second quarter. The Company’s top ten customers comprised approximately 36% of total revenues in the second quarter of fiscal 2014 compared with 32% in the second quarter of the prior fiscal year.

Gross Profit increased by $6.1 million, or 14%, to $48.0 million in the second quarter of fiscal 2014, compared with $41.9 million in the second quarter of fiscal 2013. Gross profit by segment for the three months ended November 30, 2013 and 2012 was as follows:

	Three months ended November 30,
	2013	2012
	($ in thousands)
Gross profit
Services	$30,918	$30,692
International	13,293	7,299
Products and Systems	3,718	3,975
Corporate and eliminations	48	(61)
	$47,977	$41,905

As a percentage of revenues, gross profit was 30.6% and 30.4% for the second quarters of fiscal 2014 and 2013, respectively. The increase in gross profit percentage was primarily attributable to improved margins in the International segment, which saw gross margins increase to 30.8% in the second quarter of fiscal 2014 compared with 27.3% in the prior year. The improvement in International margins was driven by an increase in higher margin product sales in the U.K., Russia and France, as well as an improvement in utilization of personnel performing services. Gross profit margin for the Services segment improved sequentially to 28.4% compared with 27.9% generated in the first quarter of fiscal 2014, but was lower than gross profit margin of 29.2% in the second quarter of fiscal 2013. The decline from prior year was primarily the result of additional costs incurred by the Company in anticipation of growth in its Canadian business, as well as the timing of fringe benefit costs incurred, including medical costs. As in the first quarter of fiscal 2014, the Products and Systems segment continued to experience lower gross margins due to an adverse sales mix compared with prior year.

Income from Operations

The following table shows a reconciliation of the segment and total Company income from operations before acquisition-related expense (benefit), net, to income from operations:

	Three months ended November 30,
	2013	2012
	($ in thousands)
Services:
Income from operations before acquisition-related expense, net	$14,387	$16,284
Acquisition-related expense (benefit), net	(13)	483
Income from operations	14,400	15,801

International:
Income from operations before acquisition-related expense, net	$3,992	$1,343
Acquisition-related expense (benefit), net	(3,301)	63
Income from operations	7,293	1,280

Products and Systems:
Income from operations before acquisition-related expense, net	$450	$1,088
Acquisition-related (benefit), net	(19)	(615)
Income from operations	469	1,703

Corporate and Eliminations:
Income from operations before acquisition-related (benefit), net	$(3,988)	$(2,869)
Acquisition-related expense, net	2,922	168
Income from operations	(6,910)	(3,037)

Total Company
Income from operations before acquisition-related expense, net	$14,841	$15,846
Acquisition-related expense (benefit), net	(411)	99
Income from operations	15,252	15,747

Income from operations of $15.3 million for the second quarter of fiscal 2014 decreased $0.5 million, or approximately 3%, compared with the second quarter of fiscal 2013. As a percentage of revenues, income from operations was 9.7% and 11.4% for the second quarters of fiscal 2014 and fiscal 2013, respectively.

Operating expenses increased by $6.6 million, or 25%, compared with the prior year’s second quarter, and by $7.1 million, or 27%, excluding acquisition-related items. The primary driver to this increase was the impact from the acquisition of the Company’s German subsidiary in the second quarter of fiscal 2013, which added $3.2 million of year-on-year impact. The Services segment incurred a year-on-year operating expense increase of $2.1 million, or 15%, exclusive of acquisition-related charges, driven primarily by increases in headcount and facility-related costs incurred to grow its business in Canada and in the United States. Corporate operating expenses increased by $1.2 million, or 44%, exclusive of acquisition-related charges, compared to the prior year, driven primarily by the timing of insurance and recruiting costs.

Interest Expense. Interest expense was approximately $0.8 million for each of the second quarters of fiscal 2014 and 2013, respectively.

Income Taxes. The Company’s effective income tax rate was approximately 36% and 38% for the three months ended November 30, 2013 and November 30, 2012, respectively. The decrease was primarily due to the greater proportion of income from various foreign jurisdictions that carry lower tax rates.

Six months ended November 30, 2013 compared to the six months ended November 30, 2012

Our consolidated results of operations for the six months ended November 30, 2013 and 2012 were as follows:

	Six months ended November 30,
	2013	2012
	($ in thousands)

Revenues	$292,593	$251,116
Gross profit	87,254	75,622
Gross profit as a % of Revenue	30%	30%
Total operating expenses	62,427	52,169
Operating expenses as a % of Revenue	21%	21%
Income from operations	24,827	23,453
Income from Operations as a % of Revenue	8%	9%
Interest expense	1,517	1,576
Income before provision for income taxes	23,310	21,877
Provision for income taxes	8,391	8,400
Net income	14,919	13,477
Less: net income attributable to noncontrolling interests, net of taxes	(21)	(33)
Net income attributable to Mistras Group, Inc.	$14,898	$13,444

Our EBITDA and Adjusted EBITDA (non-GAAP measures explained earlier under the consolidated results of operations for the three months ended November 30, 2013 and 2012), for the six months ended November 30, 2013 and 2012, were as follows:

	Six months ended November 30,
	2013	2012
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income	$14,919	$13,477
Less: net income attributable to noncontrolling interests, net of taxes	(21)	(33)
Net income attributable to Mistras Group, Inc.	$14,898	$13,444
Interest expense	1,517	1,576
Provision for income taxes	8,391	8,400
Depreciation and amortization	13,550	12,501
EBITDA	$38,356	$35,921
Share-based compensation expense	2,747	3,206
Acquisition-related expense, net	(2,508)	206
Adjusted EBITDA	$38,595	$39,333

Revenues were $292.6 million for the six months ended November 30, 2013 compared to $251.1 million for the six months ended November 30, 2012. Revenues by segment for the six months ended November 30, 2013 and 2012 were as follows:

	Six months ended November 30,
	2013	2012
	($ in thousands)
Revenues
Services	$204,672	$187,610
International	80,968	51,206
Products and Systems	15,189	17,973
Corporate and eliminations	(8,236)	(5,673)
	$292,593	$251,116

We estimate our growth rates for the six months ended November 30, 2013 and 2012, respectively, were as follows:

	Six months ended November 30,
	2013	2012
	($ in thousands)
Revenue growth	$41,477	$45,449
% Growth over prior year	16.5%	22.1%

Comprised of:
% of organic growth	4.4%	4.8%
% of acquisition growth	12.2%	18.2%
% foreign exchange (decrease)	(0.1)%	(0.9)%
	16.5%	22.1%

Revenues for the first half of fiscal 2014 experienced year-on-year growth of $41.5 million, or 16.5%, fueled by growth from acquisitions of approximately 12% and organic growth of approximately 4%. Acquisitions contributed approximately 18% of the Company’s 22.1% year-on-year revenue growth generated in first half of fiscal 2013, while organic growth contributed approximately 5%, with foreign exchange reducing that rate of increase by nearly 1%.

Revenue growth for the first half was experienced primarily in our International and Services segments. The Company’s 58% year-on-year growth in International revenue was driven primarily by acquisition, as the Company acquired its German subsidiary during the second quarter of fiscal 2013. The remainder of the International increase was driven by organic growth of 2.5%. The 9% increase in Services segment revenues was driven by organic growth of 8.1% and acquisition growth of approximately 1%.

The Company continued to experience year-on-year growth in its key vertical markets during the first half of fiscal 2014. Oil and gas revenues grew by approximately 12% and remained the Company’s most significant vertical market, but saw its proportion decline to 48% of total Company revenues compared with 50% in the first half of fiscal 2013. This decline was driven primarily by acquisition-driven growth from the Company’s German subsidiary which was acquired during fiscal 2013 and has a high concentration of aerospace customers. The Company’s aerospace revenues increased to 12% of total revenues, compared with approximately 6% in the prior year’s first half. The Company’s top ten customers comprised approximately 35% of total revenues in the first half of fiscal 2014 compared with 31% in the first half of the prior fiscal year.

Gross Profit increased by $11.6 million, or approximately 15%, to $87.3 million during the first half of fiscal 2014, compared with $75.6 million in the first half of fiscal 2013. Gross profit by segment for the six months ended November 30, 2013 and 2012 were as follows:

	Six months ended November 30,
	2013	2012
	($ in thousands)
Gross profit
Services	$57,665	$51,632
International	23,413	14,380
Products and Systems	6,102	9,220
Corporate and eliminations	74	390
	$87,254	$75,622

As a percentage of revenues, gross profit was 29.8% and 30.1% for the six month periods ended November 30, 2013 and 2012, respectively. The slight reduction in gross profit percentage was primarily attributable to improved margins in both the Services and International segments that was more than offset by the Products and Systems segment’s reduction. Gross profit margin for the Services segment improved to 28.2% in the first half of fiscal 2014 compared with 27.5% in the first half of the prior fiscal year, driven by operational efficiencies. Gross profit margin for the International segment improved to 28.9% in the first half of fiscal 2014 compared with 28.1% in the first half of the prior fiscal year, driven by higher margin product sales in the U.K., Russia and France, as well as improved utilization of personnel performing services. These gains were offset by the Products and Systems segment’s decline in gross margin to 40.2% from 51.3% in the prior fiscal year’s first half. The decline in Products and Systems segment gross margin was due to lower sales levels and an adverse sales mix compared with prior year.

Income from Operations

The following table shows a reconciliation of the segment and total Company income from operations before acquisition-related expense (benefit), net, to income from operations:

	Six months ended November 30,
	2013	2012
	($ in thousands)
Services:
Income from operations before acquisition-related expense, net	$25,402	$23,260
Acquisition-related expense, net	156	693
Income from operations	25,246	22,567

International:
Income from operations before acquisition-related expense, net	$5,337	$3,052
Acquisition-related expense (benefit), net	(3,771)	181
Income from operations	9,108	2,871

Products and Systems:
Income from operations before acquisition-related expense, net	$25	$3,479
Acquisition-related (benefit), net	(1,035)	(1,304)
Income from operations	1,060	4,783

Corporate and Eliminations:
Income from operations before acquisition-related (benefit), net	$(8,445)	$(6,132)
Acquisition-related expense, net	2,142	636
Income from operations	(10,587)	(6,768)

Total Company
Income from operations before acquisition-related expense, net	$22,319	$23,659
Acquisition-related expense (benefit), net	(2,508)	206
Income from operations	24,827	23,453

Income from operations of $24.8 million for the first half of fiscal 2014 improved by $1.4 million, or approximately 6%, compared with the first half of fiscal 2013. As a percentage of revenues, income from operations was 8.5% and 9.3% for the first half of fiscal 2014 and fiscal 2013, respectively. Exclusive of acquisition-related items, income from operations for the first half of fiscal 2014 declined by $1.3 million, or 5.7%, during the first half of fiscal 2014 compared with the prior year.

Operating expenses increased by $10.3 million, or 20%, compared with the prior year’s first half, and by $13.0 million, or 25%, during the same period excluding acquisition-related items. The primary driver to this increase was the impact from the prior year’s acquisition of the Company’s German subsidiary, which added $7.1 million of year-on-year impact. The Services segment incurred a year-on-year operating expense increase of $3.9 million, or 14%, exclusive of acquisition-related charges, driven primarily by increases in headcount and facility-related costs incurred to grow its business in Canada and in the United States. Corporate operating expenses increased by $2.0 million, or 31%, exclusive of acquisition-related charges, compared to the prior year, driven primarily by the timing of insurance and recruiting costs, as well as increased levels of performance-based compensation expense.

Interest Expense. Interest expense for the six months ended November 30, 2013 was $1.5 million, a decrease of $0.1 million when compared to the prior year period. The decrease was primarily related to a decrease in average interest rates in the first half of fiscal 2014.

Income Taxes. Our effective income tax rate was approximately 36% and 38% for the six month periods ended November 30, 2013 and November 30, 2012, respectively. The decrease was primarily due to the greater proportion of income from various foreign jurisdictions that carry lower income tax rates.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Six months ended November 30,
	2013	2012
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$15,634	$27,396
Investing Activities	(20,237)	(32,303)
Financing Activities	13,130	4,644
Effect of exchange rate changes on cash	(89)	(162)
Net change in cash and cash equivalents	$8,438	$(425)

Cash Flows from Operating Activities

Operating cash flow excluding changes in operating assets and liabilities was approximately $29 million in each of the six-month periods ended November 30, 2013 and 2012, respectively. However, cash provided by our operating activities during the six month period ended November 30, 2013 of $15.6 million represented a year-on-year decline of $11.8 million. The reduction in operating cash flow was driven by the timing of changes in working capital, principally accounts receivable, which entailed a $12.5 million use of cash, or 12% of the May 31, 2013 accounts receivable balance, that was in turn driven by the Company’s year-on-year sales increase of 16.5%.

Cash Flows from Investing Activities

The Company used $20.2 million principally to fund capital expenditures of $8.2 million, a consummated acquisition of $1.5 million and an acquisition that was completed subsequent to November 30, 2013 of $11.0 million. The Company used a total of $32.3 million for investing activities in the comparable period of the prior fiscal year to fund acquisitions of $27.0 million and capital expenditures of $5.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.1 million for the six months ended November 30, 2013, an increase of $8.5 million from the comparable period of fiscal 2013. Net cash provided by financing activities related primarily to net borrowings of $22.0 million from our revolving credit facility offset by payments of notes payable, other long-term debt, capital lease obligations and contingent consideration totaling $8.4 million. The increase in cash provided by financing activities compared with prior year was driven by the increased level of borrowings against our credit facility that were made primarily for the purpose of funding the acquisition made subsequent to November 30, 2013.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($0.1) million and ($0.2) million for the six months ended November 30, 2013 and 2012, respectively.

Cash Balance and Credit Facility Borrowings

As of November 30, 2013, we had cash and cash equivalents totaling $16.2 million and available borrowing capacity of $59.8 million under our current revolving credit facility. As of November 30, 2013, there were outstanding borrowings of $61.6 million and a total of $3.6 million of outstanding letters of credit under the existing revolving credit facility.

We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

The Company’s credit agreement provides a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million. The credit agreement has a maturity date of December 20, 2016 and permits us to borrow up to $30 million in non-US dollar currencies and to use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the credit agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate margin less a margin of 1.25% to 0.25%, at our option, or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) share-based compensation expense, less (g) cash expense related to share-based compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our credit agreement are secured by liens on substantially all of our assets.

The credit agreement contains financial covenants requiring that we maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The credit agreement also limits our ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The credit agreement does not limit our ability to acquire other businesses or companies except that the acquired business or company must be in our line of business, we must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of November 30, 2013, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our credit agreement.

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

Future Uses of Cash

We expect our future uses of cash primarily will be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles.

We historically spend approximately 3% to 4% of our total revenues on capital expenditures, including capital leases and excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing.

Our future acquisitions also may require capital. We acquired three companies in fiscal 2013 and one company during the first half of fiscal 2014, with an initial aggregate cash outlay of $36.5 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Off-balance Sheet Arrangements

During the six months ended November 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2013 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We had approximately $2.4 million of foreign currency translation gains and $0.5 million of foreign currency translation losses in other comprehensive income for the first half of fiscal 2014 and 2013, respectively. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $16.2 million at November 30, 2013. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2013 Annual Report.

See Note 12 - Commitments and Contingencies to the consolidated financial statements included in this report for a description of our other legal proceedings.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2013 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2013 Annual Report.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
September 30, 2013	684	16.50
October 31, 2013	—	—
November 30, 2013	—	—

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

MISTRAS GROUP, INC.

By:	/s/ Jonathan H. Wolk
Jonathan H. Wolk
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer and duly authorized officer)

Date: January 9, 2014