Form 10-Q
period 2014-02-28
Mistras Group, Inc.
filed 2014-04-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 1, 2014, the registrant had 28,440,896 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(unaudited)
	February 28, 2014	May 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$9,950	$7,802
Accounts receivable, net	126,304	108,554
Inventories	12,516	12,504
Deferred income taxes	3,029	2,621
Prepaid expenses and other current assets	14,637	8,156
Total current assets	166,436	139,637
Property, plant and equipment, net	74,428	68,419
Intangible assets, net	52,180	51,992
Goodwill	132,321	115,270
Other assets	1,352	1,342
Total assets	$426,717	$376,660

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,078	$8,490
Accrued expenses and other current liabilities	48,212	47,839
Current portion of long-term debt	7,542	7,418
Current portion of capital lease obligations	7,147	6,766
Income taxes payable	1,485	1,703
Total current liabilities	75,464	72,216
Long-term debt, net of current portion	73,883	52,849
Obligations under capital leases, net of current portion	13,036	10,923
Deferred income taxes	13,862	11,614
Other long-term liabilities	19,152	18,778
Total liabilities	195,397	166,380

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	284	282
Additional paid-in capital	199,254	195,241
Retained earnings	35,081	18,982
Accumulated other comprehensive loss	(3,573)	(4,452)
Total Mistras Group, Inc. stockholders’ equity	231,046	210,053
Noncontrolling interests	274	227
Total equity	231,320	210,280
Total liabilities and equity	$426,717	$376,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Revenues:
Services	$142,967	$124,510	$414,448	$351,466
Products and systems	8,760	9,151	29,872	33,311
Total revenues	151,727	133,661	444,320	384,777
Cost of revenues:
Cost of services	104,196	91,209	291,680	248,769
Cost of products and systems sold	3,702	3,527	12,965	13,022
Depreciation related to services	4,257	4,465	12,333	12,565
Depreciation related to products and systems	272	254	788	593
Total cost of revenues	112,427	99,455	317,766	274,949
Gross profit	39,300	34,206	126,554	109,828

Selling, general and administrative expenses	31,794	27,209	90,342	74,063
Research and engineering	757	754	2,186	1,801
Depreciation and amortization	2,771	2,473	7,729	6,535
Acquisition-related expense, net	978	(1,212)	(1,530)	(1,006)
Income from operations	3,000	4,982	27,827	28,435
Interest expense	792	882	2,309	2,458
Income before provision for income taxes	2,208	4,100	25,518	25,977
Provision for income taxes	984	1,349	9,375	9,749
Net income	1,224	2,751	16,143	16,228
Less: net income attributable to noncontrolling interests, net of taxes	(23)	—	(44)	(33)
Net income attributable to Mistras Group, Inc.	$1,201	$2,751	$16,099	$16,195
Earnings per common share
Basic	$0.04	$0.10	$0.57	$0.58
Diluted	$0.04	$0.09	$0.55	$0.56
Weighted average common shares outstanding:
Basic	28,396	28,175	28,338	28,121
Diluted	29,374	29,101	29,249	29,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive (Loss)/Income

(in thousands)

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Net income	$1,224	$2,751	$16,143	$16,228

Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(1,553)	1,633	879	1,119
Comprehensive (loss)/income	(329)	4,384	17,022	17,347
less: comprehensive income attributable to noncontrolling interest	(23)	—	(44)	(33)
Comprehensive (loss)/income attributable to Mistras Group, Inc.	$(352)	$4,384	$16,978	$17,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended February 28,
	2014	2013
Cash flows from operating activities
Net income	$16,143	$16,228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,850	19,693
Deferred income taxes	1,987	1,530
Share-based compensation expense	4,013	4,749
Fair value adjustment to contingent consideration liabilities	(2,414)	(2,256)
Other	106	(197)
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	(13,235)	6,076
Inventories	(21)	985
Prepaid expenses and other current assets	(6,273)	(5,625)
Other assets	(92)	652
Accounts payable	2,419	(5,772)
Accrued expenses and other current liabilities	(261)	(7,772)
Income taxes payable	(633)	(743)
Net cash provided by operating activities	22,589	27,548

Cash flows from investing activities
Purchase of property, plant and equipment	(11,661)	(8,915)
Purchase of intangible assets	(465)	(897)
Acquisition of businesses, net of cash acquired	(19,057)	(33,601)
Proceeds from sale of equipment	922	1,028
Net cash used in investing activities	(30,261)	(42,385)

Cash flows from financing activities
Repayment of capital lease obligations	(5,965)	(5,054)
Repayment of long-term debt	(7,938)	(4,319)
Net borrowings against revolver	26,063	26,008
Payment of contingent consideration for business acquisitions	(909)	(1,887)
Taxes paid related to net share settlement of share-based awards	(1,004)	(806)
Excess tax benefit from share-based compensation	292	455
Proceeds from the exercise of stock options	712	673
Net cash provided by financing activities	11,251	15,070

Effect of exchange rate changes on cash and cash equivalents	(1,431)	260
Net change in cash and cash equivalents	2,148	493

Cash and cash equivalents
Beginning of period	7,802	8,410
End of period	$9,950	$8,903
Supplemental disclosure of cash paid
Interest	$2,426	$2,422
Income taxes	$11,345	$13,605
Noncash investing and financing
Equipment acquired through capital lease obligations	$8,140	$2,896
Issuance of notes payable and other debt obligations primarily related to acquisitions	$—	$7,715

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying condensed consolidated balance sheets. The noncontrolling interests in operating results, net of tax, is classified separately in the accompanying condensed consolidated statements of income.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

2.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and directors under two employee stock ownership plans: (i) the 2007 Stock Option Plan (the 2007 Plan), and (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan). No further awards may be granted under the 2007 Plan, although awards granted under the 2007 Plan remain outstanding in accordance with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance share units, stock appreciation rights and deferred stock rights.

For the three months ended February 28, 2014 and 2013, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million and $0.8 million, respectively. For the nine months ended February 28, 2014 and 2013, the Company recognized share-based compensation expense related to stock option awards of $0.7 million and $2.3 million, respectively. As of February 28, 2014, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 2.0 years. Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013

Cash proceeds from options exercised	$349	$321	$712	$673
Aggregate intrinsic value of options exercised	$458	$370	$836	$856

No stock options were granted during the nine months ended February 28, 2014 and 2013.

The Company also recognized approximately $1.0 million and $0.8 million during the three months ended February 28, 2014 and 2013, respectively, in share-based compensation expense related to restricted stock unit awards. For the nine months ended February 28, 2014 and 2013, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.9 million and $2.1 million, respectively. As of February 28, 2014, there was approximately $9.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.6 years.

During the first nine months of fiscal 2014 and 2013, the Company granted approximately 19,000 and 13,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of approximately $0.4 million and $0.3 million, respectively, which was recorded as share-based compensation expense during the nine months ended February 28, 2014 and 2013.

During the first nine months of fiscal 2014 and 2013, respectively, approximately 178,000 and 123,000 restricted stock units vested. The fair value of these units was $3.3 million and $1.9 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The restricted stock units that vested in the first nine months of fiscal 2014 and 2013

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

were net-share settled such that the Company withheld approximately 55,000 and 37,000 shares, respectively, having value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The shares withheld were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Payments to taxing authorities for employees’ tax obligations for the nine month periods ended February 28, 2014 and 2013 totaled $1.0 million and $0.8 million, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company, as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$1,201	$2,751	$16,099	$16,195
Denominator:
Weighted average common shares outstanding	28,396	28,175	28,338	28,121
Basic earnings per share	$0.04	$0.10	$0.57	$0.58

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$1,201	$2,751	$16,099	$16,195
Denominator:
Weighted average common shares outstanding	28,396	28,175	28,338	28,121
Dilutive effect of stock options outstanding	849	815	750	806
Dilutive effect of restricted stock units outstanding	129	111	161	151
	29,374	29,101	29,249	29,078
Diluted earnings per share	$0.04	$0.09	$0.55	$0.56

4.                                      Acquisitions

In the third quarter of fiscal 2014, the Company completed the acquisitions of an asset protection business located in Texas and two businesses located in Canada to continue its market expansion strategy. The Company’s initial cash payments for these acquisitions was $17.8 million. In addition to the initial cash payment, the Company may pay up to $5.7 million in contingent consideration which may be earned based upon the acquired companies achieving specific performance metrics over specified periods ranging from 2 to 3 years. The Company is in the process of completing the preliminary purchase price allocations.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The assets and liabilities of the acquired businesses were included in the Company’s consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for these acquisitions are included in the Services segment’s results of operations from the dates of acquisition. The Company’s preliminary allocation of purchase price for these acquisitions is included in the table below, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Number of Entities	4

Consideration transferred:
Cash paid	$19,329
Contingent consideration	3,676
Consideration transferred	23,005

Current assets	2,731
Property, plant and equipment	1,695
Deferred tax asset	(938)
Intangibles	5,758
Goodwill	15,982
Debt and other long-term liabilities	(2,223)
Net assets acquired	$23,005

The amortization period of intangible assets acquired ranges from 3 to 5 years. The Company recorded approximately $16.0 million of goodwill in connection with these acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these businesses.

Revenues and operating income from these acquisitions for the periods subsequent to the closing of these transactions were approximately $7.2 million and $0.5 million, respectively, for the three and nine month periods ended February 28, 2014. These acquisitions are not significant and no pro forma financial information has been included in this report.

During the three and nine month periods ended February 28, 2014, the Company incurred acquisition-related costs of $0.4 million and $0.9 million, respectively, in connection with due diligence, professional fees, and other expenses related to the completed acquisitions as well as its other acquisition activity. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. For the three month period ended February 28, 2014, these adjustments resulted in a net increase of acquisition-related contingent consideration liabilities and a corresponding decrease in income from operations of approximately $0.6 million. For the nine month period ended February 28, 2014, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $2.4 million. The Company’s aggregate acquisition-related contingent consideration liabilities were approximately $15.5 million and $15.4 million as of February 28, 2014 and May 31, 2013, respectively.

During the three and nine month periods ended February 28, 2013, the Company incurred acquisition-related costs of $0.3 million and $1.2 million in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three and nine month periods ended February 28, 2013, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $1.5 million and $2.2 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net, in the condensed consolidated statements of income for the three and nine month periods ended February 28, 2014 and 2013.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	February 28, 2014	May 31, 2013

Trade accounts receivable	$128,364	$110,438
Allowance for doubtful accounts	(2,060)	(1,884)
Total	$126,304	$108,554

6.                                      Inventories

Inventories consisted of the following:

	February 28, 2014	May 31, 2013

Raw materials	$3,409	$3,332
Work in process	2,457	2,310
Finished goods	3,431	4,355
Services-related consumable supplies	3,219	2,507
Total	$12,516	$12,504

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life
	(Years)	February 28, 2014	May 31, 2013
Land		$1,927	$1,943
Buildings and improvements	30-40	22,704	20,973
Office furniture and equipment	5-8	6,804	5,543
Machinery and equipment	5-7	137,237	121,563
		168,672	150,022
Accumulated depreciation and amortization		(94,244)	(81,603)
Property, plant and equipment, net		$74,428	$68,419

Depreciation expense for the three months ended February 28, 2014 and 2013 was approximately $4.9 million and $5.0 million, respectively. Depreciation expense for the nine months ended February 28, 2014 and 2013 was approximately $14.1 million and $14.0 million, respectively.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

		February 28, 2014			May 31, 2013
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying	Gross Amount	Accumulated Amortization	Net Carrying

Customer relationships	5-13	$74,292	$(32,466)	$41,826	$69,901	$(27,422)	$42,479
Software/Technology	3-15	14,969	(8,694)	6,275	14,336	(7,629)	6,707
Covenants not to compete	2-5	8,523	(7,724)	799	8,069	(7,523)	546
Other	2-5	6,743	(3,463)	3,280	5,195	(2,935)	2,260
		$104,527	$(52,347)	$52,180	$97,501	$(45,509)	$51,992

Amortization expense for the three months ended February 28, 2014 and 2013 was approximately $2.4 million and $2.2 million, respectively. Amortization expense for the nine months ended February 28, 2014 and 2013 was approximately $6.7 million and $5.7 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2014	May 31, 2013

Accrued salaries, wages and related employee benefits	$23,581	$23,662
Contingent consideration, current portion	3,314	5,144
Accrued workers’ compensation and health benefits	3,432	3,667
Deferred revenue	2,773	2,623
Other accrued expenses	15,112	12,743
Total	$48,212	$47,839

10.                               Long-Term Debt

Long-term debt consists of the following:

	February 28, 2014	May 31, 2013

Senior credit facility	$65,631	$39,567
Notes payable	10,537	15,740
Other	5,257	4,960
Total debt	81,425	60,267
Less: Current portion	(7,542)	(7,418)
Long-term debt, net of current portion	$73,883	$52,849

Senior Credit Facility

The Company has a credit agreement with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million, and a maturity date of December 20, 2016.  The Company may borrow up to $30.0 million in non-U.S. dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. As of February 28, 2014, borrowings of $65.6 million and letters of credit of $3.6 million were outstanding under the credit agreement.

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

The credit agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of less than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The credit agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The credit agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company’s line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of February 28, 2014, the Company was in compliance with the terms of the credit agreement. The Company continuously monitors its compliance with its covenants.

Several of the Company’s international subsidiaries have entered into a four million Euro facility agreement which enables each of them to borrow in Euros to finance the purchase of equipment. The Company has guaranteed the obligations of the subsidiaries under this facility agreement, and the interest rate charged on the loan balance is based upon the Company’s Funded Debt Leverage Ratio under the Company’s credit agreement. The facility agreement matures in October 2020.

Notes Payable and Other

In connection with some of its acquisitions made prior to the end of fiscal 2013, the Company issued subordinated notes payable to the sellers of the acquired businesses. The maturity of these notes range from three to five years from the date of acquisition, with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest rate. Unamortized discount on the notes was de minimis as of February 28, 2014 and May 31, 2013. Amortization is recorded as interest expense in the condensed consolidated statement of income.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	February 28, 2014
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$15,463	$15,463
Total Liabilities	$—	$—	$15,463	$15,463

	May 31, 2013
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$15,438	$15,438
Total Liabilities	$—	$—	$15,438	$15,438

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of February 28, 2014, total potential acquisition-related contingent consideration ranged from zero to approximately $31.0 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next five years of operations. See Note 4 - Acquisitions and Note 11 — Fair Value Measurements to these consolidated financial statements for further discussion of the Company’s acquisitions.

13.                               Subsequent Event

Subsequent to February 28, 2014, the Company completed the acquisition of an asset protection business located in Russia to continue its market expansion strategy.  The Company’s cash outlay for this acquisition was approximately $0.5 million. In addition, the Company will pay deferred consideration of approximately $0.3 million over the next three years. The Company is in the process of completing the preliminary purchase price allocation. This acquisition is not significant and no pro forma information has been included.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Revenues
Services	$109,122	$90,537	$313,794	$278,147
International	38,064	37,516	119,032	88,722
Products and Systems	7,610	7,645	22,799	25,618
Corporate and eliminations	(3,069)	(2,037)	(11,305)	(7,710)
	$151,727	$133,661	$444,320	$384,777

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Gross profit
Services	$26,216	$20,496	$83,881	$72,128
International	10,086	9,851	33,499	24,231
Products and Systems	3,674	3,790	9,776	13,010
Corporate and eliminations	(676)	69	(602)	459
	$39,300	$34,206	$126,554	$109,828

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Income from operations
Services	$7,452	$6,293	$32,698	$28,597
International	84	586	9,192	3,457
Products and Systems	87	1,699	1,147	6,481
Corporate and eliminations	(4,623)	(3,596)	(15,210)	(10,100)
	$3,000	$4,982	$27,827	$28,435

Income by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Depreciation and amortization
Services	$4,591	$4,660	$12,982	$13,763
International	2,053	1,941	5,958	4,400
Products and Systems	597	617	1,763	1,596
Corporate and eliminations	59	(26)	147	(66)
	$7,300	$7,192	$20,850	$19,693

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	February 28, 2014	May 31, 2013

Intangible assets, net
Services	$16,775	$14,527
International	26,528	27,520
Products and Systems	8,623	9,600
Corporate and eliminations	254	345
	$52,180	$51,992

	February 28, 2014	May 31, 2013

Total assets
Services	$240,047	$200,326
International	146,094	138,108
Products and Systems	37,179	37,948
Corporate and eliminations	3,397	278
	$426,717	$376,660

	February 28, 2014	May 31, 2013

Goodwill
Services	$76,672	$61,285
International	42,452	40,788
Products and Systems	13,197	13,197
	$132,321	$115,270

Revenues by geographic area for the three and nine months ended February 28, 2014 and 2013, respectively, were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013

Revenues
United States	$100,784	$83,273	$283,438	$255,108
Other Americas	12,417	13,234	39,589	41,163
Europe	33,636	32,897	106,441	72,878
Asia-Pacific	4,890	4,257	14,852	15,628
	$151,727	$133,661	$444,320	$384,777

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2014 and 2013. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2013 (“2013 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2014 is referred to as “fiscal 2014”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•                  Forward-Looking Statements

•                  Overview

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Critical Accounting Policies and Estimates

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include those that express plans, anticipated events, intentions, contingencies, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,”, “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A “Risk Factors” and in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2013 Annual Report as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

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

•                  Services provides asset protection solutions primarily in North America with the largest concentration in the United States and a growing Canadian services business, consisting primarily of non-destructive testing and inspection services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Results of Operations

Our consolidated results of operations for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)

Revenues	$151,727	$133,661	$444,320	$384,777
Gross profit	39,300	34,206	126,554	109,828
Gross profit as a % of Revenue	26%	26%	28%	29%
Total operating expenses	36,300	29,224	98,727	81,393
Operating expenses as a % of Revenue	24%	22%	22%	21%
Income from operations	3,000	4,982	27,827	28,435
Income from Operations as a % of Revenue	2%	4%	6%	7%
Interest expense	792	882	2,309	2,458
Income before provision for income taxes	2,208	4,100	25,518	25,977
Provision for income taxes	984	1,349	9,375	9,749
Net income	1,224	2,751	16,143	16,228
Less: net income attributable to noncontrolling interests, net of taxes	(23)	—	(44)	(33)
Net income attributable to Mistras Group, Inc.	$1,201	$2,751	$16,099	$16,195

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$1,201	$2,751	$16,099	$16,195
Interest expense	792	882	2,309	2,458
Provision for income taxes	984	1,349	9,375	9,749
Depreciation and amortization	7,300	7,192	20,850	19,693
EBITDA	$10,277	$12,174	$48,633	$48,095
Share-based compensation expense	1,266	1,544	4,013	4,749
Acquisition-related expense, net	978	(1,212)	(1,530)	(1,006)
Adjusted EBITDA	$12,521	$12,506	$51,116	$51,838

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

We believe investors and other users of our financial statements benefit from the presentation of EBITDA and Adjusted EBITDA in evaluating our operating performance because it provides an additional tool to compare our operating performance on a consistent basis and measure underlying trends and results in our business. EBITDA and Adjusted EBITDA removes the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations.

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

Revenue

Revenues were $151.7 million for the three months ended February 28, 2014 compared to $133.7 million for the three months ended February 28, 2013. Revenues were $444.3 million for the nine months ended February 28, 2014 compared to $384.8 million for the nine months ended February 28, 2013.

Revenues by segment for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Revenues
Services	$109,122	$90,537	$313,794	$278,147
International	38,064	37,516	119,032	88,722
Products and Systems	7,610	7,645	22,799	25,618
Corporate and eliminations	(3,069)	(2,037)	(11,305)	(7,710)
	$151,727	$133,661	$444,320	$384,777

Our growth rates for the three and nine months ended February 28, 2014 and 2013 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Revenue growth	$18,066	$29,543	$59,543	$74,992
% Growth over prior year	13.5%	28.4%	15.5%	24.2%

Comprised of:
% of organic growth	7.2%	5.7%	5.4%	5.1%
% of acquisition growth	5.9%	22.6%	10.0%	19.7%
% foreign exchange increase (decrease)	0.4%	0.1%	0.1%	(0.6)%
	13.5%	28.4%	15.5%	24.2%

Three Months

Revenues for the three months ended February 28, 2014 experienced year-on-year growth of $18.1 million, or 13.5%, fueled by organic growth of approximately 7% and growth from acquisitions of approximately 6%. In the third quarter of fiscal 2013, our year-on-year revenue growth was 28.4%, with acquisitions having contributed approximately 23%, while organic growth contributed approximately 6%.

In the third quarter of fiscal 2014, our revenue growth was primarily driven by our Services segment. The 21% increase in Services segment revenues was due to organic growth of approximately 13% and acquisition growth of approximately 8%.

The Company continued to experience year-on-year growth in its key vertical markets during the third quarter of fiscal 2014. Oil and gas revenues grew by approximately 20% and remained our most significant vertical market, and saw its proportion increase to 53% of total Company revenues compared with 50% in the third quarter of fiscal 2013. This increase was driven primarily by an increase in organic growth from our recent market share gain in Alaska. Our top ten customers comprised approximately 43% of total revenues in the third quarter of fiscal 2014 compared with 41% in the third quarter of the prior fiscal year.

Nine Months

Revenues for the nine months ended February 28, 2014 experienced year-on-year growth of $59.5 million, or 15.5%, fueled by growth from acquisitions of approximately 10% and organic growth of approximately 5%. In first nine months of fiscal 2013, the Company’s year-on-year revenue growth was approximately 24%, with acquisitions contributed approximately 20%, while organic growth contributed approximately 5%, with foreign exchange reducing that rate of increase by nearly 1%.

For the nine months ended February 28, 2014, revenue growth was attributable to our Services and International segments. The 13% increase in Services segment revenues was driven by organic growth of nearly 10% and acquisition growth of approximately 3%.The Company’s 34% year-on-year growth in International revenue was driven primarily by acquisition, as we acquired our German subsidiary during the second quarter of fiscal 2013.

The Company continued to experience year-on-year growth in its key vertical markets during the first nine months of fiscal 2014. Oil and gas revenues grew by approximately 14% and remained our most significant vertical market, with its proportion of total Company revenues remain consistent at approximately 50%. Our top ten customers comprised approximately 38% of total revenues in the first nine months of fiscal 2014 compared with 34% in the first nine months of the prior fiscal year.

Gross Profit

Gross profit increased by $5.1 million, or 15%, to $39.3 million in the third quarter of fiscal 2014, compared with $34.2 million in the third quarter of fiscal 2013. Gross profit increased by $16.7 million, or approximately 15%, to $126.6 million during the first nine months of fiscal 2014, compared with $109.8 million in the first nine months of fiscal 2013.

During the third quarter of fiscal 2014 the Company was adversely impacted by bad weather conditions in North America that affected its customers and its entire industry. In addition, the Company signed an important new contract with a major integrated energy company with significant operations in the Canadian oil sands region and incurred significant costs to prepare to serve this customer and another large customer in Alaska. Additionally, the Company incurred staffing costs which preceded revenues pertaining to recent market share gains in France. The Company believes the cumulative adverse impact of these items (“Third Quarter 2014 Items”) aggregated approximately $3 million, of which approximately $2 million reduced gross profit and the remainder increased operating expenses during the three- and nine-month periods ended February 28, 2014.

Gross profit by segment for the three months ended February 28, 2014 and 2013 was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2014	2013	2014	2013
Gross profit
Services	$26,216	$20,496	$83,881	$72,128
International	10,086	9,851	33,499	24,231
Products and Systems	3,674	3,790	9,776	13,010
Corporate and eliminations	(676)	69	(602)	459
	$39,300	$34,206	$126,554	$109,828

Three Months

As a percentage of revenues, gross profit was 25.9% and 25.6% for the third quarters of fiscal 2014 and 2013, respectively. The increase in gross profit percentage was primarily attributable to the Services segment partially offset by a slight decline in the Products and Systems segment. The gross profit margin for the Services segment improved to 24.0% compared to 22.6% in the third quarter of fiscal 2013, primarily due to project mix in the quarter, despite being adversely impacted by the Third Quarter 2014 Items. The International segment gross margins increased slightly to 26.5% in the third quarter of fiscal 2014 compared with 26.3% in the prior year, although these margins were also adversely impacted by the Third Quarter 2014 Items. The Products and Systems segment gross margin was 48.3% compared to 49.6% in the prior year.

Lower gross margins in the Products and Systems segment were due to an adverse sales mix compared with prior year.

Nine Months

As a percentage of revenues, gross profit was 28.5% for the three and nine month periods ended February 28, 2014 and 2013, respectively. Gross profit margin for the Services segment improved to 26.7% in the first nine months of fiscal 2014, inclusive of the impact of the Third Quarter 2014 Items, compared with 25.9% in the first nine months of the prior fiscal year, driven by operational efficiencies. Gross profit margin for the International segment improved to 28.1% in the first nine months of fiscal 2014 compared with 27.3% in the first nine months of the prior fiscal year, driven by higher margin product sales in the U.K., Russia and France, as well as improved utilization of personnel performing services. These gains were offset by the Products and Systems segment’s gross margin decline to 42.9% from 50.8% in the first nine months of the prior fiscal year. The decline in Products and Systems segment gross margin was due to lower sales levels and an adverse sales mix compared with prior year.

Income from Operations

The following table shows a reconciliation of the segment income from operations before acquisition-related expense (benefit), net, to income from operations:

	Three months ended February 28, 2014		Nine months ended February 28, 2014
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Services:
Income from operations before acquisition-related expense, net	$7,759	$6,755	$33,161	$29,752
Acquisition-related expense, net	307	462	463	1,155
Income from operations	7,452	6,293	32,698	28,597

International:
Income from operations before acquisition-related expense, net	$189	$855	$5,526	$3,907
Acquisition-related expense (benefit), net	105	269	(3,666)	450
Income from operations	84	586	9,192	3,457

Products and Systems:
Income from operations before acquisition-related expense, net	$87	$576	$112	$4,054
Acquisition-related (benefit), net	—	(1,123)	(1,035)	(2,427)
Income from operations	87	1,699	1,147	6,481

Corporate and Eliminations:
Income from operations before acquisition-related (benefit), net	$(4,057)	$(4,416)	$(12,502)	$(10,284)
Acquisition-related expense (benefit), net	566	(820)	2,708	(184)
Income from operations	(4,623)	(3,596)	(15,210)	(10,100)

Total Company
Income from operations before acquisition-related expense, net	$3,978	$3,770	$26,297	$27,429
Acquisition-related expense (benefit), net	$978	$(1,212)	$(1,530)	$(1,006)
Income from operations	$3,000	$4,982	$27,827	$28,435

Three Months

As a percentage of revenues, income from operations excluding acquisition-related items was 2.6% and 2.8% for the third quarters of fiscal 2014 and fiscal 2013, respectively. The Company estimates that the Third Quarter 2014 Items reduced operating income for the three-month period ended February 28, 2014 by approximately $3 million, or 2.0% of revenues. Inclusive of this adverse impact, income from operations exclusive of acquisition-related costs improved by $0.2 million, or 6%, over the comparable period in fiscal 2013.

Operating expenses increased by $7.1 million, or 24%, compared with the prior year’s third quarter, and by $4.9 million, or 16%, excluding acquisition-related items. This increase was driven by the Services segment, which incurred a year-on-year operating expense increase of $4.7 million, or 34%, exclusive of acquisition-related charges. The impact of acquisitions accounted for $1.2 million of the total increase. The remainder of the increase in Services operating expenses was primarily due to increases in headcount and facility-related costs incurred to position the Company for growth in Canada and in the United States.

Nine Months

Income from operations, exclusive of acquisition-related items but inclusive of the adverse impact of the Third Quarter 2014 Items, was $26.3 for the first nine months of fiscal 2014, which represented a decrease of $1.1 million, or approximately 4%, compared with the comparable period of fiscal 2013. As a percentage of revenues, income from operations excluding acquisition-related items was 5.9% and 7.1% for the first nine months of fiscal 2014 and fiscal 2013, respectively.

Operating expenses in the first nine months increased by $17.3 million, or 21%, compared with the prior year, and by $17.9 million, or 22%, during the same period excluding acquisition-related items. This increase was primarily driven by the Services and International segments. The Services segment incurred a year-on-year operating expense increase of $8.3 million, or 20%, exclusive of acquisition-related charges. Recent acquisitions completed in the Services segment accounted for $1.7 million of the operating expense increase. The remaining amount was primarily due to increases in headcount and facility-related costs incurred to position the Company for growth in Canada and in the United States. The International segment operating expenses had a year-on-year operating expense increase of $7.6 million, or 38%, exclusive of acquisition-related charges, primarily resulting from a $7.1 million year-on-year acquisition impact stemming from the prior year acquisition of the Company’s German subsidiary. Corporate operating expenses increased by $1.2 million, or 11%, exclusive of acquisition-related charges, compared to the prior year, driven primarily by increased insurance and recruiting costs.

Interest Expense

Interest expense was approximately $0.8 million and $0.9 million for the third quarters of fiscal 2014 and 2013, respectively. Interest expense for the nine months ended February 28, 2014 and 2013 was $2.3 million and $2.5 million, respectively. The slight decrease was primarily related to a decrease in average interest rates in the first nine months of fiscal 2014.

Income Taxes

The Company’s effective income tax rate was approximately 45% and 33% for the three months ended February 28, 2014 and February 28, 2013, respectively. The increase was primarily due to higher permanent tax differences and lower income in the quarter. Our effective income tax rate was approximately 37% and 38% for the nine month periods ended February 28, 2014 and February 28, 2013, respectively. The decrease was primarily due to the greater proportion of income from various foreign jurisdictions that carry lower tax rates, partially offset by higher permanent tax differences.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Nine months ended February 28, 2014
	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$22,589	$27,548
Investing Activities	(30,261)	(42,385)
Financing Activities	11,251	15,070
Effect of exchange rate changes on cash	(1,431)	260
Net change in cash and cash equivalents	$2,148	$493

Cash Flows from Operating Activities

Operating cash flow excluding changes in operating assets and liabilities was approximately $41 million and $40 million in the nine-month periods ended February 28, 2014 and 2013, respectively. However, cash provided by our operating activities during the nine month period ended February 28, 2014 of $22.6 million represented a year-on-year decline of $5.0 million. The reduction in operating cash flow was driven by the timing of changes in working capital, principally accounts receivable, which entailed a $13.2 million use of cash, or 12% of the May 31, 2013 accounts receivable balance, as the Company’s year-on-year sales increased 15.5%.

Cash Flows from Investing Activities

The Company used $30.3 million principally to fund acquisitions of $19.1 million, net of cash acquired and capital expenditures of $11.7 million. The Company used a total of $42.3 million for investing activities in the comparable period of the prior fiscal year primarily to fund acquisitions of $33.6 million and capital expenditures of $8.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11.3 million for the nine months ended February 28, 2014, a decrease of $3.8 million from the comparable period of fiscal 2013. Net cash provided by financing activities related primarily to net borrowings of $26.1 million from our revolving credit facility offset by payments of notes payable, other long-term debt, capital lease obligations and contingent consideration totaling $14.8 million. The decrease in cash provided by financing activities compared with prior year was driven by higher payments of notes payable related to acquisitions made subsequent to fiscal 2014.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($1.4) million and $0.3 million for the nine months ended February 28, 2014 and 2013, respectively.

Cash Balance and Credit Facility Borrowings

As of February 28, 2014, we had cash and cash equivalents totaling $10.0 million and available borrowing capacity of $55.8 million under our current revolving credit agreement described below. As of February 28, 2014, borrowings of $65.6 million and letters of credit of $3.6 million were outstanding under our credit agreement. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

Our credit agreement provides us with a $125 million revolving line of credit, which, under certain circumstances, can be increased to $150 million, and has a maturity date of December 20, 2016. We can also borrow up to $30 million in non-US dollar currencies under the credit agreement and use up to $10 million of the credit limit for the issuance of letters of credit. Loans under the credit agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate margin less a margin of 1.25% to 0.25%, at our option, or based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) share-based compensation expense, less (g) cash expense related to share-based compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.5 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin if the Funded Debt Leverage Ratio exceeds 3.0 to 1. Amounts borrowed under our credit agreement are secured by liens on substantially all of our assets.

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

As of February 28, 2014, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our credit agreement.

Several of our international subsidiaries have entered into a four million Euro facility agreement which enables each of them to borrow in Euros to finance the purchase of equipment. The Company has guaranteed the obligations of the subsidiaries under this facility agreement, and the interest rate charged on the loan balance is based upon our Funded Debt Leverage Ratio under our credit agreement. The facility agreement matures in October 2020.

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

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 3% to 4% of our total revenues on capital expenditures, including capital leases and expect to fund these expenditures through a combination of cash and lease financing.

Our future acquisitions also may require capital. We acquired three companies in fiscal 2013 and four companies during the first nine months of fiscal 2014, with an initial aggregate cash outlay of $54.3 million. In some cases, additional equipment is needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

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

Off-balance Sheet Arrangements

During the nine months ended February 28, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to the Company’s critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar, Swiss Franc and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We had approximately $0.9 million and $1.1 million of foreign currency translation gains in other comprehensive income for the first nine months of fiscal 2014 and 2013, respectively. We do not currently enter into forward exchange contracts to hedge exposures to foreign currencies. We may consider entering into hedging or forward exchange contracts in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $10.0 million at February 28, 2014. These amounts are held for working capital purposes and were invested primarily in bank deposits, money market funds and short-term, interest-bearing, investment-grade securities. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

None.

ITEM 3.                                                Defaults Upon Senior Securities

None.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

ITEM 5.                                                Other Information

None.

ITEM 6.                                                Exhibits

Exhibit No.	Description

10.1	Amendment No. 2 to Employment Agreement, dated July 14, 2010, between the Company and Sotirios J. Vahaviolos

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

	By:	/s/ Jonathan H. Wolk
Jonathan H. Wolk
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and duly authorized officer)

Date: April 9, 2014