Form 10-Q
period 2014-08-31
Mistras Group, Inc.
filed 2014-10-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

☐ Yes  ☒ No

As of October 1, 2014, the registrant had 28,617,158 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	August 31, 2014	May 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$12,496	$10,020
Accounts receivable, net	142,643	137,824
Inventories	11,537	11,376
Deferred income taxes	3,844	3,283
Prepaid expenses and other current assets	13,126	12,626
Total current assets	183,646	175,129
Property, plant and equipment, net	85,322	77,811
Intangible assets, net	68,606	57,875
Goodwill	170,887	130,516
Deferred income taxes	1,324	1,344
Other assets	1,469	1,297
Total assets	$511,254	$443,972

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,852	$14,978
Accrued expenses and other current liabilities	56,059	54,650
Current portion of long-term debt	22,536	8,058
Current portion of capital lease obligations	7,120	7,251
Income taxes payable	1,588	1,854
Total current liabilities	102,155	86,791
Long-term debt, net of current portion	113,571	68,590
Obligations under capital leases, net of current portion	13,550	13,664
Deferred income taxes	22,306	15,521
Other long-term liabilities	16,148	17,014
Total liabilities	267,730	201,580

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	286	284
Additional paid-in capital	203,195	201,831
Retained earnings	43,166	41,500
Accumulated other comprehensive loss	(3,416)	(1,511)
Total Mistras Group, Inc. stockholders’ equity	243,231	242,104
Noncontrolling interests	293	288
Total equity	243,524	242,392
Total liabilities and equity	$511,254	$443,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended August 31,
	2014	2013
Revenues:
Services	$159,309	$128,342
Products and systems	7,264	7,496
Total revenues	166,573	135,838
Cost of revenues:
Cost of services	116,254	88,624
Cost of products and systems sold	3,468	3,629
Depreciation related to services	4,582	4,050
Depreciation related to products and systems	275	258
Total cost of revenues	124,579	96,561
Gross profit	41,994	39,277

Selling, general and administrative expenses	35,220	28,699
Research and engineering	649	643
Depreciation and amortization	3,422	2,457
Acquisition-related (benefit), net	(961)	(2,097)
Income from operations	3,664	9,575
Interest expense	905	745
Income before provision for income taxes	2,759	8,830
Provision for income taxes	1,088	3,195
Net income	1,671	5,635
Less: net (income) loss attributable to noncontrolling interests, net of taxes	(5)	6
Net income attributable to Mistras Group, Inc.	$1,666	$5,641
Earnings per common share
Basic	$0.06	$0.20
Diluted	$0.06	$0.19
Weighted average common shares outstanding:
Basic	28,477	28,241
Diluted	29,552	29,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three months ended August 31,
	2014	2013
Net income	$1,671	$5,635

Other comprehensive (loss)/income:
Foreign currency translation adjustments	(1,905)	(265)
Comprehensive income	(234)	5,370
less: comprehensive (income) loss attributable to noncontrolling interest	(5)	6
Comprehensive income attributable to Mistras Group, Inc.	$(239)	$5,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended August 31,
	2014	2013

Cash flows from operating activities
Net income	$1,671	$5,635
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,279	6,765
Deferred income taxes	6,456	866
Share-based compensation expense	2,167	1,707
Fair value adjustment to contingent consideration liabilities	(1,396)	(2,165)
Other	430	(177)
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	905	1,794
Inventories	1,431	(493)
Prepaid expenses and other current assets	56	(818)
Other assets	(51)	(126)
Accounts payable	(1,749)	126
Accrued expenses and other current liabilities	(2,637)	(1,569)
Income taxes payable	(1,047)	(7)
Net cash provided by operating activities	14,515	11,538

Cash flows from investing activities
Purchase of property, plant and equipment	(3,804)	(2,514)
Purchase of intangible assets	(358)	(142)
Acquisition of businesses, net of cash acquired	(36,801)	—
Proceeds from sale of equipment	318	140
Net cash used in investing activities	(40,645)	(2,516)

Cash flows from financing activities
Repayment of capital lease obligations	(2,104)	(1,893)
Repayment of long-term debt	(1,875)	(911)
Net borrowings against revolver	35,558	(6,569)
Payment of contingent consideration for business acquisitions	—	(125)
Taxes paid related to net share settlement of share-based awards	(1,427)	(998)
Excess tax benefit from share-based compensation	337	124
Proceeds from the exercise of stock options	—	303
Net cash provided by (used in) financing activities	30,489	(10,069)

Effect of exchange rate changes on cash and cash equivalents	(1,883)	178
Net change in cash and cash equivalents	2,476	(869)

Cash and cash equivalents
Beginning of period	10,020	7,802
End of period	$12,496	$6,933
Supplemental disclosure of cash paid
Interest	$885	$732
Income taxes	$2,135	$1,346
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,951	$2,475
Issuance of notes payable	$20,000	$—

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending May 31, 2015 and 2014. Reference to a fiscal year means the fiscal year ended May 31. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for fiscal 2014, as filed with the Securities and Exchange Commission on August 8, 2014.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in our Annual Report. On an ongoing basis, we evaluate its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2014 Annual Report, there have been no material changes to our significant accounting policies.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Stock Options

For the first quarter of fiscal 2015 and 2014, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million and $0.7 million, respectively. As of August 31, 2014, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.5 years. Cash proceeds from, and the aggregate intrinsic value of, stock options exercised during the three months ended August 31, 2014 and 2013 were as follows:

	Three months ended August 31,
	2014	2013

Cash proceeds from options exercised	$—	$303
Aggregate intrinsic value of options exercised	$—	$326

No stock options were granted during the three months ended August 31, 2014 and 2013.

Restricted Stock Unit Awards

The Company recognized approximately $1.1 million and $0.8 million during the first quarter of fiscal 2015 and 2014, respectively, in share-based compensation expense related to restricted stock unit awards. As of August 31, 2014, there was approximately $11.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.8 years.

During the first quarter of fiscal 2015 and 2014, the Company granted approximately 10,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of approximately $0.2 million for each period respectively, which was recorded as share-based compensation expense during the quarter ended August 31, 2014 and 2013.

During the first quarter of fiscal 2015 and 2014 respectively, approximately 217,000 and 175,000 restricted stock units vested. The fair value of these units was $4.7 million and $3.2 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Performance Restricted Stock Units

In the second quarter of fiscal 2014, the company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service (vesting) periods of three years and have no dividend rights. Compensation expense related to performance restricted stock units was $0.8 million for the first quarter of fiscal 2015. At August 31, 2014, there was $6.6 million of total unrecognized compensation costs related to approximately 423,000 non-vested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years. The actual payout of these units will vary based on the Company’s performance over one, two and three-year periods (based on pre-established targets) and a market condition modifier based on total shareholder return (TSR) compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted. The one-year performance condition of the fiscal 2014 awards was not achieved.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended August 31,
	2014	2013

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$1,666	$5,641
Denominator:
Weighted average common shares outstanding	28,477	28,241
Basic earnings per share	$0.06	$0.20

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$1,666	$5,641
Denominator:
Weighted average common shares outstanding	28,477	28,241
Dilutive effect of stock options outstanding	834	723
Dilutive effect of restricted stock units outstanding	241	145
	29,552	29,109
Diluted earnings per share	$0.06	$0.19

4.                                      Acquisitions

In the first quarter of fiscal 2015, the Company completed three acquisitions. The Company purchased The NACHER Corporation, located in Louisiana, a provider of maintenance and inspection services primarily on offshore platforms. This acquisition expands the service offerings within the Services segment, allowing the Company to provide services to the upstream operations of its customers. The Company also purchased an asset protection businesses located in Quebec, Canada

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

to continue its market expansion strategy. The Company’s International Segment completed an acquisition of an asset inspection business located in the United Kingdom.

In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $34.0 million in cash and $22.7 million in notes payable issued as part of the acquisition and other liabilities assumed. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. In addition, the acquisition in Quebec provides for contingent consideration of up to $2.7 million to be earned based upon the acquired company achieving specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocations.

The Company did not complete any acquisitions during the three months ended August 31, 2013.

The Company is continuing our review of our fair value estimate of assets acquired and liabilities assumed for two entities acquired in fiscal 2014. This process will conclude as soon as the Company finalizes information regarding facts and circumstances that existed as of the acquisition date. Goodwill and intangibles for these two entities totaled $0.8 million and $2.2 million, respectively. This measurement period will not exceed one year from the acquisition date.

The assets and liabilities of the business acquired in fiscal 2015 were included in the Company’s consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for these acquisitions are included in each respective operating segment’s results of operations from the date of acquisition. The Company’s preliminary purchase price allocation for acquisitions in fiscal 2015 and 2014 are included in the table below, which summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Fiscal
	2015	2014
Number of Entities	3	2

Consideration transferred:
Cash paid	$33,970	$3,140
Notes payable to seller and other liabilities assumed	22,649	—
Contingent consideration	1,373	297
Consideration transferred	57,992	3,437

Current assets	9,745	366
Property, plant and equipment	7,835	212
Current deferred tax asset	481	––
Intangibles	14,150	2,159
Goodwill	41,683	815
Current liabilities	(10,134)	(3)
Long-term deferred tax liability	(5,768)	(112)
Net assets acquired	$57,992	$3,437

The amortization period of intangible assets acquired in fiscal 2015 ranges from 3 to 10 years. The Company recorded approximately $41.7 million of goodwill in connection with these acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these business.

Revenues and operating income from these acquisitions for the period subsequent to the closing of these transactions were approximately $7.5 million and $0.7 million, respectively, for the three month period ended August 31, 2014. As these acquisitions are not significant to the Company’s fiscal 2015 results, no unaudited pro forma financial information has been included in this report.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

During the three month period ended August 31, 2014, the Company incurred acquisition-related costs of less than $0.1 million, in connection with due diligence, professional fees, and other expenses related to its acquisition activity. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. For the three month period ended August 31, 2014, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $1.0 million. The Company’s aggregate acquisition-related contingent consideration liabilities were approximately $14.3 million and $14.1 million as of August 31, 2014 and May 31, 2014, respectively.

During the three month period ended August 31, 2013, the Company incurred acquisition-related costs of $0.1 million in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month period ended August 31, 2013, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $2.2 million.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the condensed consolidated statements of income for the three month periods ended August 31, 2014 and 2013.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	August 31, 2014	May 31, 2014

Trade accounts receivable	$145,254	$140,120
Allowance for doubtful accounts	(2,611)	(2,296)
Total	$142,643	$137,824

6.                                      Inventories

Inventories consisted of the following:

	August 31, 2014	May 31, 2014

Raw materials	$3,805	$3,663
Work in process	1,750	2,069
Finished goods	3,732	3,462
Services-related consumable supplies	2,250	2,182
Total	$11,537	$11,376

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Useful Life
	(Years)	August 31, 2014	May 31, 2014
Land		$1,931	$1,938
Buildings and improvements	30-40	22,736	22,983
Office furniture and equipment	5-8	7,645	7,169
Machinery and equipment	5-7	156,639	144,798
		188,951	176,888
Accumulated depreciation and amortization		(103,629)	(99,077)
Property, plant and equipment, net		$85,322	$77,811

Depreciation expense for the three months ended August 31, 2014 and 2013 was approximately $5.4 million and $4.6 million, respectively.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

		August 31, 2014			May 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$88,859	$(36,635)	$52,224	$82,395	$(34,636)	$47,759
Software/Technology	3-15	15,371	(9,400)	5,971	15,328	(9,172)	6,156
Covenants not to compete	2-5	11,516	(8,082)	3,434	9,471	(7,882)	1,589
Other	2-5	10,760	(3,783)	6,977	5,869	(3,498)	2,371
		$126,506	$(57,900)	$68,606	$113,063	$(55,188)	$57,875

Amortization expense for the three months ended August 31, 2014 and 2013 was approximately $2.9 million and $2.2 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 31, 2014	May 31, 2014

Accrued salaries, wages and related employee benefits	$26,128	$26,236
Contingent consideration, current portion	5,564	4,778
Accrued workers’ compensation and health benefits	4,725	3,661
Deferred revenue	2,750	2,659
Other accrued expenses	16,892	17,316
Total	$56,059	$54,650

10.                               Long-Term Debt

Long-term debt consists of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	August 31, 2014	May 31, 2014

Senior credit facility	$96,706	$61,148
Notes payable	34,160	10,512
Other	5,241	4,988
Total debt	136,107	76,648
Less: Current portion	(22,536)	(8,058)
Long-term debt, net of current portion	$113,571	$68,590

Senior Credit Facility

In December 2011, the Company entered into a Third Amended and Restated Credit Agreement (Credit Agreement) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The Credit Agreement provides the Company with a $125.0 million revolving line of credit, which, under certain circumstances, can be increased to $150.0 million. The Credit Agreement has a maturity date of December 20, 2016. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. As of August 31, 2014, the Company had borrowings of $96.7 million and a total of $4.9 million of letters of credit outstanding under the Credit Agreement.

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

As of August 31, 2014, the Company was in compliance with the terms of the credit agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Notes Payable and Other

In connection with acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of August 31, 2014 and May 31, 2014, respectively. Amortization is recorded as interest expense in the consolidated statements of income.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	August 31, 2014
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$14,325	$14,325
Total Liabilities	$—	$—	$14,325	$14,325

	May 31, 2014
	Level 1	Level 2	Level 3	Total

Liabilities:
Contingent consideration	$—	$—	$14,145	$14,145
Total Liabilities	$—	$—	$14,145	$14,145

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

During fiscal 2012 and 2013, the Company performed radiography work on the construction of pipeline projects in Georgia. The Company has received notice that the owner of the pipeline projects contends that certain of the x-ray images the Company’s technicians prepared did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1104. The projects owner is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. No lawsuit has been filed at this time.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of August 31, 2014, total potential acquisition-related contingent consideration ranged from zero to approximately $28.5 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next three years of operations. See Note 4 - Acquisitions to these consolidated financial statements for further discussion of the Company’s acquisitions.

13.                               Segment Disclosure

The Company’s three operating segments are:

•                  Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States and the Canadian services business, consisting primarily of non-destructive testing and inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended August 31,
	2014	2013
Revenues
Services	$121,932	$95,810
International	40,038	37,759
Products and Systems	6,567	6,585
Corporate and eliminations	(1,964)	(4,316)
	$166,573	$135,838

	Three months ended August 31,
	2014	2013
Gross profit
Services	$29,771	$26,747
International	9,468	10,120
Products and Systems	2,664	2,384
Corporate and eliminations	91	26
	$41,994	$39,277

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2014	2013
Income (loss) from operations
Services	$8,880	$10,846
International	(699)	1,815
Products and Systems	(433)	591
Corporate and eliminations	(4,084)	(3,677)
	$3,664	$9,575

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended August 31,
	2014	2013

Depreciation and amortization
Services	$5,385	$4,235
International	2,161	1,922
Products and Systems	596	583
Corporate and eliminations	137	25
	$8,279	$6,765

	August 31, 2014	May 31, 2014

Goodwill
Services	$113,808	$73,767
International	43,882	43,552
Products and Systems	13,197	13,197
	$170,887	$130,516

	August 31, 2014	May 31, 2014

Total assets
Services	$324,564	$249,378
International	149,158	155,571
Products and Systems	36,011	38,041
Corporate and eliminations	1,521	982
	$511,254	$443,972

Revenues by geographic area for the three months ended August 31, 2014 and 2013, respectively, were as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2014	2013

Revenues
United States	$111,940	$83,157
Other Americas	14,298	13,420
Europe	36,645	35,406
Asia-Pacific	3,690	3,855
	$166,573	$135,838

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended August 31, 2014 and 2013. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2014 (“2014 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2015 is referred to as “fiscal 2015”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A “Risk Factors” and in “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2014 Annual Report as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

Overview

We offer our customers “one source for asset protection solutions” ® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services, proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

•                  Services provides asset protection solutions predominantly in North America with the largest concentration in the United States along with a growing Canadian services business, consisting primarily of NDT, and inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Results of Operations

Our consolidated results of operations for the three months ended August 31, 2014 and 2013 were as follows:

	Three months ended August 31,
	2014	2013
	($ in thousands)

Revenues	$166,573	$135,838
Gross profit	41,994	39,277
Gross profit as a % of Revenue	25%	29%
Total operating expenses	38,330	29,702
Operating expenses as a % of Revenue	23%	22%
Income from operations	3,664	9,575
Income from Operations as a % of Revenue	2%	7%
Interest expense	905	745
Income before provision for income taxes	2,759	8,830
Provision for income taxes	1,088	3,195
Net income	1,671	5,635
Less: net income attributable to noncontrolling interests, net of taxes	(5)	6
Net income attributable to Mistras Group, Inc.	$1,666	$5,641

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended August 31, 2014 and 2013 were as follows:

	Three months ended August 31,
	2014	2013
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$1,666	$5,641
Interest expense	905	745
Provision for income taxes	1,088	3,195
Depreciation and amortization	8,279	6,765
EBITDA	$11,938	$16,346
Share-based compensation expense	2,167	1,707
Acquisition-related expense, net	(961)	(2,097)
Adjusted EBITDA	$13,144	$15,956

Note About Non-GAAP Measures

Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration) and certain non-recurring items (which items are listed in the reconciliation table above).

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

Later in this report, the non-GAAP financial performance measures “Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net” are used, with tables reconciling the measures to financial measures under GAAP. These non-GAAP measures exclude from the GAAP measures income from operations (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs and (b) the net changes in the fair value of acquisition-related contingent consideration liabilities. These items have been excluded from the GAAP measures because these expenses and credits are not related to the Company’s or Segment’s core business operations and are related solely to the Company’s or Segment’s acquisition activities. Changes in the fair value of acquisition-related contingent consideration liabilities can be a net expense or credit in any given period, and fluctuate based upon the then current value of cash consideration the Company expects to pay in the future for prior acquisitions, without impacting cash generated from the Company’s business operations.

We believe investors and other users of our financial statements benefit from the presentation of EBITDA, Adjusted EBITDA and “Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net” in evaluating our operating performance because they provide additional tools to compare our operating performance on a consistent basis and measure underlying trends and results in our business. EBITDA and Adjusted EBITDA remove the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations. Similarly, we believe that Segment and Total Company Income from Operations before Acquisition-Related Expense (Benefit), net, provides investors with useful information and more meaningful period over period comparisons by identifying and excluding these acquisition-related costs so that the performance of the core business operations can be identified and compared.

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

Revenue

Revenues were $166.6 million for the three months ended August 31, 2014 compared to $135.8 million for the three months ended August 31, 2013.

Revenues by segment for the three months ended August 31, 2014 and 2013 were as follows:

	Three months ended August 31,
	2014	2013
	($ in thousands)
Revenues
Services	$121,932	$95,810
International	40,038	37,759
Products and Systems	6,567	6,585
Corporate and eliminations	(1,964)	(4,316)
	$166,573	$135,838

Our growth rates for the three months ended August 31, 2014 and 2013 were as follows:

	Three months ended August 31,
	2014	2013
	($ in thousands)
Revenue growth	$30,735	$22,451
% Growth over prior year	22.6%	19.8%

Comprised of:
% of organic growth	8.6%	4.6%
% of acquisition growth	12.7%	15.6%
% foreign exchange increase	1.3%	(0.4)%
	22.6%	19.8%

In the first quarter of fiscal 2015, our revenue growth was primarily driven by our Services segment. Services segment revenues increased 27% due to acquisition growth of approximately 17% and organic growth of approximately 10%. International Segment’s revenues grew by approximately 6%, driven by foreign exchange impact of almost 5%. Products and Systems segment revenues were in line with prior year.

The Company continued to experience year-on-year growth in its key vertical markets during the first quarter of fiscal 2015. Oil and gas revenues grew by approximately 24% and remained the Company’s most significant vertical market, reflecting 48% of total Company revenues in the first quarter of fiscal 2015 and 2014. We also experienced growth in several of our other target markets, primarily power generation and transmission, industrials, public infrastructure and process industries. The Company’s top ten customers comprised approximately 32% of total revenues in the first quarter of fiscal 2015 compared with 35% in the first quarter of the prior fiscal year.

Gross Profit

Gross profit increased by $2.7 million, or 7%, to $42.0 million in the first quarter of fiscal 2015, compared with $39.3 million in the first quarter of fiscal 2014.

Gross profit by segment for the three months ended August 31, 2014 and 2013 was as follows:

	Three months ended August 31,
	2014	2013
	($ in thousands)
Gross profit
Services	$29,771	$26,747
International	9,468	10,120
Products and Systems	2,664	2,384
Corporate and eliminations	91	26
	$41,994	$39,277

As a percentage of revenues, gross profit was 25% and 29% for the first quarters of fiscal 2015 and 2014, respectively. The decrease in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin declined to 24% compared to 28% in the first quarter of fiscal 2014, due primarily to a continued investment in expanding the Company’s capability to service the Canadian oil sands region, wage increases that exceeded price increases, and a lower mix of advanced services. International segment gross margins decreased to 24% in the first quarter of fiscal 2015 compared with 27% in the prior year, due primarily to a lower level of product sales which typically have higher margins. Products and Systems segment gross margin improved to 41% compared to 36% in the prior year driven by a favorable sales mix.

Income from Operations

The following table shows a reconciliation of the segment income from operations before acquisition-related expense

(benefit), net, to income from operations:

	Three months ended August 31,
	2014	2013
	($ in thousands)
Services:
Income from operations before acquisition-related expense, net	$9,141	$11,015
Acquisition-related expense, net	261	169
Income from operations	8,880	10,846

International:
Income from operations before acquisition-related expense (benefit), net	$(588)	$1,345
Acquisition-related expense (benefit), net	111	(470)
(Loss) Income from operations	(699)	1,815

Products and Systems:
Loss from operations before acquisition-related (benefit), net	$(433)	$(425)
Acquisition-related (benefit), net	—	(1,016)
(Loss) Income from operations	(433)	591

Corporate and Eliminations:
Loss from operations before acquisition-related (benefit), net	$(5,417)	$(4,457)
Acquisition-related (benefit), net	(1,333)	(780)
Loss from operations	(4,084)	(3,677)

Total Company
Income from operations before acquisition-related (benefit), net	$2,703	$7,478
Acquisition-related (benefit), net	$(961)	$(2,097)
Income from operations	$3,664	$9,575

For the three months ended August 31, 2014, income from operations exclusive of acquisition-related costs decreased $4.8 million, or 64%, compared with the prior year’s quarter. As a percentage of revenues, income from operations excluding acquisition-related items was 2% and 6% for the first quarters of fiscal 2015 and fiscal 2014, respectively.

Operating expenses increased by $8.6 million, or 29%, compared with the prior year’s first quarter, and by $7.5 million, or 24%, excluding acquisition-related items. This increase was driven by the Services segment, which incurred a year-on-year operating expense increase of $4.9 million, or 31%, exclusive of acquisition-related charges. The impact of acquisitions accounted for $2.9 million of this increase. The remainder of the increase in Services operating expenses was primarily due to increased salary, benefits and facility-related costs incurred due to growth in Canada and in the United States. Operating expenses in the International segment increased $1.3 million or 15%, exclusive of acquisition-related charges primarily due to increased salary and benefits costs from increased headcount.

Interest Expense

Interest expense was approximately $0.9 million and $0.7 million for the first quarters of fiscal 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings in the first quarter of fiscal 2015.

Income Taxes

The Company’s effective income tax rate was approximately 39% and 36% for the first quarter of fiscal 2015 and 2014, respectively. The increase was primarily due to higher permanent tax differences and state taxes, lower overall income in the quarter and a lower proportion of income from various foreign jurisdictions that carry lower tax rates.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Three months ended August 31
	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$14,515	$11,538
Investing Activities	(40,645)	(2,516)
Financing Activities	30,489	(10,069)
Effect of exchange rate changes on cash	(1,883)	178
Net change in cash and cash equivalents	$2,476	$(869)

Cash Flows from Operating Activities

During the three months ended August 31, 2014, cash provided by our operating activities was $14.5 million, an increase of $3.0 million from the comparable period of fiscal 2014. The increase of cash provided by our operating activities was primarily attributable to an increase in our net income, excluding depreciation, amortization and other non-cash expenses of $5.0 million. This was partially offset by a reduction in working capital items of $2.0 million.

Cash Flows from Investing Activities

During the three months ended August 31, 2014, cash used in investing activities was $40.6 million, an increase of $38.1 million, principally due to acquisitions totaling $36.8 million, net of cash acquired in fiscal 2015. Cash used in investing activities also included purchases of property, plant and equipment of $3.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.5 million for the three months ended August 31, 2014, a change of $40.6 million from the comparable period of fiscal 2014. The increase in cash provided by financing activities compared with prior year was driven by net borrowings of $35.6 million from our revolving credit facility to fund acquisitions, offset by payments of notes payable, other long-term debt and capital lease obligations and totaling $4.0 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately ($1.9) million and $0.2 million for the three months ended August 31, 2014 and 2013, respectively.

Cash Balance and Credit Facility Borrowings

In December 2011, we entered into a Third Amended and Restated Credit Agreement (Credit Agreement), with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank National Association and TD Bank, N.A., as lenders. The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2014 Annual Report under the Section “Liquidity and Capital Resources” — “Cash Balance and Credit Facility Borrowings,” and Note 10 — Long-Term Debt to these consolidated financial statements in this report, under the heading “Senior Credit Facility.”

As of August 31, 2014, we had cash and cash equivalents totaling $12.5 million and available borrowing capacity of $23.4 million under our credit agreement. There were borrowings of $96.7 million and a total of $4.9 million letters of credit outstanding under the existing agreement as of August 31, 2014. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of August 31, 2014, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our credit agreement.

Off-balance Sheet Arrangements

During the three months ended August 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2014 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2014 Annual Report.

See Note 12 - Commitments and Contingencies to the consolidated financial statements included in this report for a description of our other legal proceedings.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2014 Annual Report. There have been no material changes to the risk factors previously disclosed in the Annual Report.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
August 31, 2014	65,757	$21.70

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
(Principal Financial and Accounting Officer and duly authorized officer)

Date: October 9, 2014