Form 10-Q
period 2014-11-30
Mistras Group, Inc.
filed 2015-01-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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
☐ Yes  ☒ No

As of January 1, 2015, the registrant had 28,623,549 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	November 30, 2014	May 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$19,599	$10,020
Accounts receivable, net	164,888	137,824
Inventories	12,188	11,376
Deferred income taxes	3,775	3,283
Prepaid expenses and other current assets	15,536	12,626
Total current assets	215,986	175,129
Property, plant and equipment, net	82,266	77,811
Intangible assets, net	61,543	57,875
Goodwill	169,088	130,516
Deferred income taxes	1,301	1,344
Other assets	1,887	1,297
Total assets	$532,071	$443,972
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,558	$14,978
Accrued expenses and other current liabilities	54,594	54,650
Current portion of long-term debt	17,988	8,058
Current portion of capital lease obligations	6,968	7,251
Income taxes payable	2,133	1,854
Total current liabilities	97,241	86,791
Long-term debt, net of current portion	137,080	68,590
Obligations under capital leases, net of current portion	12,968	13,664
Deferred income taxes	20,369	15,521
Other long-term liabilities	14,699	17,014
Total liabilities	282,357	201,580
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	286	284
Additional paid-in capital	204,987	201,831
Retained earnings	53,593	41,500
Accumulated other comprehensive loss	(9,427)	(1,511)
Total Mistras Group, Inc. stockholders’ equity	249,439	242,104
Noncontrolling interests	275	288
Total equity	249,714	242,392
Total liabilities and equity	$532,071	$443,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013

Revenue	$206,893	$156,755	$373,466	$292,593
Cost of revenue	142,940	104,494	262,662	196,747
Depreciation	4,914	4,284	9,771	8,592
Gross profit	59,039	47,977	101,033	87,254
Selling, general and administrative expenses	37,180	29,849	72,400	58,548
Research and engineering	629	786	1,278	1,429
Depreciation and amortization	3,472	2,501	6,894	4,958
Acquisition-related expense (benefit), net	(434)	(411)	(1,395)	(2,508)
Income from operations	18,192	15,252	21,856	24,827
Interest expense	1,352	772	2,257	1,517
Income before provision for income taxes	16,840	14,480	19,599	23,310
Provision for income taxes	6,428	5,196	7,516	8,391
Net income	10,412	9,284	12,083	14,919
Less: net loss (income) attributable to noncontrolling interests, net of taxes	15	(27)	10	(21)
Net income attributable to Mistras Group, Inc.	$10,427	$9,257	$12,093	$14,898
Earnings per common share
Basic	$0.36	$0.33	$0.42	$0.53
Diluted	$0.35	$0.32	$0.41	$0.51
Weighted average common shares outstanding:
Basic	28,619	28,378	28,547	28,309
Diluted	29,397	29,102	29,551	29,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013

Net income	$10,412	$9,284	$12,083	$14,919
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(6,011)	2,697	(7,916)	2,432
Comprehensive income	4,401	11,981	4,167	17,351
less: comprehensive (income) loss attributable to noncontrolling interest	15	(27)	10	(21)
Comprehensive income attributable to Mistras Group, Inc.	$4,416	$11,954	$4,177	$17,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended November 30,
	2014	2013
Cash flows from operating activities
Net income	$12,083	$14,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,665	13,550
Deferred income taxes	1,192	695
Share-based compensation expense	4,257	2,747
Fair value adjustment to contingent consideration liabilities	(808)	(2,976)
Other	968	211
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	(24,196)	(12,498)
Inventories	601	(265)
Prepaid expenses and other current assets	(2,952)	(2,802)
Other assets	(478)	(22)
Accounts payable	(666)	2,524
Accrued expenses and other current liabilities	(3,041)	124
Income taxes payable	(395)	(573)
Net cash provided by operating activities	3,230	15,634
Cash flows from investing activities
Purchase of property, plant and equipment	(7,862)	(8,189)
Purchase of intangible assets	(433)	(275)
Acquisition of businesses, net of cash acquired	(32,967)	(1,507)
Proceeds from sale of equipment	596	734
Acquisition-related deposit	—	(11,000)
Net cash used in investing activities	(40,666)	(20,237)
Cash flows from financing activities
Repayment of capital lease obligations	(4,183)	(3,757)
Repayment of long-term debt	(9,854)	(4,105)
Net borrowings against revolver	62,648	22,013
Payment of contingent consideration for business acquisitions	(700)	(500)
Taxes paid related to net share settlement of share-based awards	(1,384)	(1,005)
Excess tax benefit from share-based compensation	283	122
Proceeds from the exercise of stock options	—	362
Net cash provided by (used in) financing activities	46,810	13,130
Effect of exchange rate changes on cash and cash equivalents	205	(89)
Net change in cash and cash equivalents	9,579	8,438
Cash and cash equivalents
Beginning of period	10,020	7,802
End of period	$19,599	$16,240
Supplemental disclosure of cash paid
Interest	$1,815	$1,666
Income taxes	$8,028	$7,570
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,533	$3,443
Issuance of notes payable	$20,500	$—

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

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the subsidiaries in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Stock Options

For the three months ended November 30, 2014 and 2013, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million and $0.1 million, respectively. For the six months ended November 30, 2014 and 2013, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million and $0.7 million respectively. As of November 30, 2014, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.3 years.

No stock options were granted during the six months ended November 30, 2014 and 2013.

Restricted Stock Unit Awards

For each of the three months ended November 30, 2014 and 2013, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.2 million and $1.1 million, respectively. For the six months ended November 30, 2014 and 2013, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.3 million and $1.9 million, respectively. As of November 30, 2014, there was $10.2 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.6 years.

During the first quarter of fiscal 2015 and 2014, the Company granted approximately 10,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.2 million for each period respectively, which was recorded as share-based compensation expense during the six months ended November 30, 2014 and 2013.

During the first half of fiscal 2015 and 2014, approximately 226,000 and 175,000 restricted stock units, respectively, vested. The fair value of these units was $4.9 million and $3.2 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Performance Restricted Stock Units

In the second quarter of fiscal 2015, the company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service (vesting) periods of three years and have no dividend rights. For the three months ended November 30, 2014, the Company recognized share-based compensation expense related to performance restricted stock units of $0.1 million. At November 30, 2014, there was $1.8 million of total unrecognized compensation costs related to approximately 115,000 non-vested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.8 years. The actual payout of these units will vary based on the Company’s performance over a three -year period (based on pre-established targets) and a market condition modifier based on total shareholder return (TSR) compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted.

In the second quarter of fiscal 2014, the company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service (vesting) periods of three years and have no dividend rights.
For the three months ended November 30, 2014 and 2013, the Company recognized share-based compensation expense related to performance restricted stock units of $0.8 million and less than $0.1 million, respectively. For the six months ended November 30, 2014 and 2013, the Company recognized share-based compensation expense related to performance restricted stock units of $1.6 million and less than $0.1 million , respectively. At November 30, 2014, there was $5.7 million of total unrecognized compensation costs related to approximately 423,000 non-vested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years. The actual payout of these units will vary based on the Company’s performance over one, two and three-year periods (based on pre-established targets) and a market condition modifier based on TSR compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted. The one-year performance condition of the fiscal 2014 awards was not achieved. The one-year market condition of the fiscal 2014 awards was achieved and will payout at 170% of target once the requisite service period is complete.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$10,427	$9,257	$12,093	$14,898
Denominator:
Weighted average common shares outstanding	28,619	28,378	28,547	28,309
Basic earnings per share	$0.36	$0.33	$0.42	$0.53

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$10,427	$9,257	$12,093	$14,898
Denominator:
Weighted average common shares outstanding	28,619	28,378	28,547	28,309
Dilutive effect of stock options outstanding	675	697	763	702
Dilutive effect of restricted stock units outstanding	103	27	241	136
	29,397	29,102	29,551	29,147
Diluted earnings per share	$0.35	$0.32	$0.41	$0.51

4.                                      Acquisitions

In the first half of fiscal 2015, the Company completed three acquisitions. The Company purchased The NACHER Corporation, located in Louisiana, a provider of maintenance and inspection services primarily on offshore platforms. This acquisition expands the service offerings within the Services segment, allowing the Company to provide services to the upstream operations of its customers. The Company also purchased a group of asset protection businesses located in Quebec, Canada to continue its market expansion strategy. The Company’s International Segment completed an acquisition of an asset inspection business located in the United Kingdom.

In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $33.7 million in cash and $20.5 million in notes payable issued as part of the acquisition and other liabilities assumed. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. In addition, the acquisition in Quebec provides for contingent consideration of up to $2.7 million to be earned based upon the acquired business achieving specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocations.

In the first half of fiscal 2014, the Company completed an acquisition of a professional engineering consulting and technical training services company located in the U.S. serving the hydrocarbon processing and other energy-related industries. This company was acquired to complement service offerings within the Company’s Services segment and expand its technical capabilities. The Company acquired 100% of the common stock in exchange for $1.5 million in cash.

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed for one entity acquired in fiscal 2014. This process will conclude as soon as the Company finalizes information regarding facts and circumstances that existed as of the acquisition date. Goodwill and intangibles for this entity totaled $0.6 million and $1.6 million, respectively. This measurement period will not exceed one year from the acquisition date.

The assets and liabilities of the businesses acquired in fiscal 2015 were included in the Company’s consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for these acquisitions are included in each respective operating segment’s results of operations from the date of acquisition. For acquisitions in fiscal 2015 and 2014 for which the final purchase accounting has yet to be completed, the Company’s

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Fiscal
	2015	2014

Number of Entities	2	1
Consideration transferred:
Cash paid	$32,529	$2,300
Notes payable issued to seller	20,000	—
Contingent consideration	1,373	297
Consideration transferred	53,902	2,597

Current assets	9,996	346
Property, plant and equipment	6,764	68
Current deferred tax asset	481	—
Intangibles	11,561	1,600
Goodwill	42,042	583
Current liabilities	(12,570)	—
Long-term deferred tax liability	(4,372)	—
Net assets acquired	$53,902	$2,597

The amortization period of intangible assets acquired in fiscal 2015 ranges from 3 to 10 years. The Company recorded $42.9 million of goodwill in connection with these acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these business.

Revenues and operating income from these acquisitions for the period subsequent to the closing of these transactions were $25.9 million and $2.7 million, respectively, for the six month period ended November 30, 2014. No unaudited pro forma financial information is required as these acquisitions are not significant to the Company.

During the three and six month periods ended November 30, 2014, the Company incurred acquisition-related costs of $0.2 million, in connection with due diligence, professional fees, and other expenses related to its acquisition activity. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. For the three and six month periods ended November 30, 2014, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $0.6 million and $1.6 million, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were $12.5 million and $14.1 million as of November 30, 2014 and May 31, 2014, respectively.

During the three and six month period ended November 30, 2013, the Company incurred acquisition-related costs of $0.4 million and $0.5 million in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three and six month periods ended November 30, 2013, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of approximately $0.8 million and $3.0 million, respectively.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the condensed consolidated statements of income for the three and six month periods ended November 30, 2014 and 2013.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2014	May 31, 2014

Trade accounts receivable	$167,518	$140,120
Allowance for doubtful accounts	(2,630)	(2,296)
Account receivable, net	$164,888	$137,824

6.                                      Inventories

Inventories consisted of the following:

	November 30, 2014	May 31, 2014

Raw materials	$3,832	$3,663
Work in process	1,897	2,069
Finished goods	3,991	3,462
Services-related consumable supplies	2,468	2,182
Inventory	$12,188	$11,376

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	November 30, 2014	May 31, 2014

Land		$1,905	$1,938
Buildings and improvements	30-40	17,948	22,983
Office furniture and equipment	5-8	7,731	7,169
Machinery and equipment	5-7	156,979	144,798
		184,563	176,888
Accumulated depreciation and amortization		(102,297)	(99,077)
Property, plant and equipment, net		$82,266	$77,811

Depreciation expense for the three months ended November 30, 2014 and 2013 was $5.5 million and $4.6 million, respectively. Depreciation expense for the six months ended November 30, 2014 and 2013 was $10.9 million and $9.2 million, respectively.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

		November 30, 2014			May 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$87,595	$(38,261)	$49,334	$82,395	$(34,636)	$47,759
Software/Technology	3-15	15,447	(9,684)	5,763	15,328	(9,172)	6,156
Covenants not to compete	2-5	10,408	(8,266)	2,142	9,471	(7,882)	1,589
Other	2-5	8,212	(3,908)	4,304	5,869	(3,498)	2,371
Total		$121,662	$(60,119)	$61,543	$113,063	$(55,188)	$57,875

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Amortization expense for the three months ended November 30, 2014 and 2013 was $2.9 million and $2.2 million, respectively. Amortization expense for the six months ended November 30, 2014 and 2013 was $5.8 million and $4.3 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	November 30, 2014	May 31, 2014

Accrued salaries, wages and related employee benefits	$24,677	$26,236
Contingent consideration, current portion	4,382	4,778
Accrued workers’ compensation and health benefits	6,893	3,661
Deferred revenue	2,447	2,659
Other accrued expenses	16,195	17,316
Total accrued expenses and other liabilities	$54,594	$54,650

10.                               Long-Term Debt

Long-term debt consists of the following:

	November 30, 2014	May 31, 2014

Senior credit facility	$123,796	$61,148
Notes payable	26,335	10,512
Other	4,937	4,988
Total debt	155,068	76,648
Less: Current portion	(17,988)	(8,058)
Long-term debt, net of current portion	$137,080	$68,590

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), to its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Amendment increased the Company’s revolving line of credit to from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019. As of November 30, 2014, the Company had borrowings of $123.8 million and a total of $4.2 million of letters of credit outstanding under the Credit Agreement.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 1.75%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, or based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.0 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in its line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of November 30, 2014, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other

In connection with certain of its acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of these notes range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of November 30, 2014 and May 31, 2014. Amortization is recorded as interest expense in the consolidated statements of income.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$12,531	$12,531
Total Liabilities	$—	$—	$12,531	$12,531

	May 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$14,145	$14,145
Total Liabilities	$—	$—	$14,145	$14,145

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

During fiscal 2012 and 2013, the Company performed radiography work on the construction of pipeline projects in Georgia. The Company has received notice that the owner of the pipeline projects contends that certain of the x-ray images the Company’s technicians prepared did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1104. The owner of the projects is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. No lawsuit has been filed at this time.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

The Company has received a notice from an insurance company of a chemical plant alleging that the Company is liable due to faulty inspections for all or part of $46 million of damages paid by the insurance company as a result of an explosion at the facility. The Company believes it was not involved in inspecting the portion of the plant where the explosion occurred and therefore has no liability for the claim.  Accordingly, the Company has not established a reserve for this matter.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of November 30, 2014, total potential acquisition-related contingent consideration ranged from zero to approximately $26.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next three years of operations. See Note 4 - Acquisitions to these consolidated financial statements for further discussion of the Company’s acquisitions.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Revenues
Services	$160,874	$108,862	$282,806	$204,672
International	41,018	43,209	81,056	80,968
Products and Systems	7,495	8,604	14,062	15,189
Corporate and eliminations	(2,494)	(3,920)	(4,458)	(8,236)
	$206,893	$156,755	$373,466	$292,593

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Gross profit
Services	$44,252	$30,918	$74,023	$57,665
International	11,309	13,293	20,777	23,413
Products and Systems	3,328	3,718	5,992	6,102
Corporate and eliminations	150	48	241	74
	$59,039	$47,977	$101,033	$87,254

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Income (loss) from operations
Services	$20,071	$14,400	$28,951	$25,246
International	3,177	7,293	2,478	9,108
Products and Systems	417	469	(16)	1,060
Corporate and eliminations	(5,473)	(6,910)	(9,557)	(10,587)
	$18,192	$15,252	$21,856	$24,827

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Depreciation and amortization
Services	$5,579	$4,156	$10,964	$8,391
International	2,050	1,983	4,211	3,905
Products and Systems	605	583	1,201	1,166
Corporate and eliminations	152	63	289	88
	$8,386	$6,785	$16,665	$13,550

	November 30, 2014	May 31, 2014
Goodwill
Services	$115,039	$73,767
International	40,852	43,552
Products and Systems	13,197	13,197
	$169,088	$130,516

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	November 30, 2014	May 31, 2014
Total assets
Services	$345,133	$249,378
International	143,527	155,571
Products and Systems	35,697	38,041
Corporate and eliminations	7,714	982
	$532,071	$443,972

Revenues by geographic area for the three and six months ended November 30, 2014 and 2013, respectively, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
Revenues
United States	$140,308	$99,497	$252,248	$182,654
Other Americas	25,266	13,752	39,564	27,172
Europe	38,081	37,399	74,726	72,805
Asia-Pacific	3,238	6,107	6,928	9,962
	$206,893	$156,755	$373,466	$292,593

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and six months ended November 30, 2014 and 2013. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2014 (“2014 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2015 is referred to as “fiscal 2015”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2014 Annual Report as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

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

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, slow economic growth, persistently high unemployment rates and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire new technologies in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Results of Operations

Our consolidated results of operations for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Revenues	$206,893	$156,755	$373,466	$292,593
Gross profit	59,039	47,977	101,033	87,254
Gross profit as a % of Revenue	29%	31%	27%	30%
Total operating expenses	40,847	32,725	79,177	62,427
Operating expenses as a % of Revenue	20%	21%	21%	21%
Income from operations	18,192	15,252	21,856	24,827
Income from Operations as a % of Revenue	9%	10%	6%	8%
Interest expense	1,352	772	2,257	1,517
Income before provision for income taxes	16,840	14,480	19,599	23,310
Provision for income taxes	6,428	5,196	7,516	8,391
Net income	10,412	9,284	12,083	14,919
Less: net loss (income) attributable to noncontrolling interests, net of taxes	15	(27)	10	(21)
Net income attributable to Mistras Group, Inc.	$10,427	$9,257	$12,093	$14,898

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$10,427	$9,257	$12,093	$14,898
Interest expense	1,352	772	2,257	1,517
Provision for income taxes	6,428	5,196	7,516	8,391
Depreciation and amortization	8,386	6,785	16,665	13,550
EBITDA	$26,593	$22,010	$38,531	$38,356
Share-based compensation expense	2,090	1,040	4,257	2,747
Acquisition-related expense, net	(434)	(411)	(1,395)	(2,508)
Adjusted EBITDA	$28,249	$22,639	$41,393	$38,595

Note About Non-GAAP Measures

Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration) and, if applicable, certain non-recurring items which we note.

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

Later in the MD&A under the heading "Income for Operations", the non-GAAP financial performance measures "Income from operations before acquistion-related expense (benefit), net” are used for each of our three segments and the "Total Company", with tables reconciling the measures to financial measures under GAAP. These non-GAAP measures exclude from the GAAP measures income from operations (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs and (b) the net changes in the fair value of acquisition-related contingent consideration liabilities. These items have been excluded from the GAAP measures because these expenses and credits are not related to the Company’s or Segment’s core business operations and are related solely to the Company’s or Segment’s acquisition activities. Changes in the fair value of acquisition-related contingent consideration liabilities can be a net expense or credit in any given period, and fluctuate based upon the then current value of cash consideration the Company expects to pay in the future for prior acquisitions, without impacting cash generated from the Company’s business operations.

We believe investors and other users of our financial statements benefit from the presentation of EBITDA, Adjusted EBITDA and "Income from operations before acquisition-related expense (benefit), net” for each of our three segments and the "Total Company" in evaluating our operating performance because they provide additional tools to compare our operating performance on a consistent basis and measure underlying trends and results in our business. EBITDA and Adjusted EBITDA remove the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations. Similarly, we believe that "Income from operations before acquisition-related expense (benefit), net” for each of our three segments and the "Total Company", provides investors with useful information and more meaningful period over period comparisons by identifying and excluding these acquisition-related costs so that the performance of the core business operations can be identified and compared.

While Adjusted EBITDA is a term and financial measurement commonly used by investors and securities analysts, it has limitations. As a non-GAAP measurement, Adjusted EBITDA has no standard meaning and, therefore, may not be comparable with similar measurements for other companies. Adjusted EBITDA is generally limited as an analytical tool because it excludes charges and expenses we do incur as part of our operations. For example, Adjusted EBITDA excludes income taxes, but we generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary cost. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. generally accepted accounting principles. In addition, acquisitions are a part of our growth strategy, and therefore acquisition-related items are a necessary cost of the Company’s business. "Income from operations before acquisition-related expense (benefit), net” for each of our three segments and for the consolidated company are not metrics used to determine incentive compensation for executives or employees.

Revenue

Revenues were $206.9 million for the three months ended November 30, 2014 compared to $156.8 million for the three months ended November 30, 2013. Revenues were $373.5 million for the six months ended November 30, 2014 compared to $292.6 million for the six months ended November 30, 2013.

Revenues by segment for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Revenues
Services	$160,874	$108,862	$282,806	$204,672
International	41,018	43,209	81,056	80,968
Products and Systems	7,495	8,604	14,062	15,189
Corporate and eliminations	(2,494)	(3,920)	(4,458)	(8,236)
	$206,893	$156,755	$373,466	$292,593

Our growth rates for the three and six months ended November 30, 2014 and 2013 were as follows:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Revenue growth	$50,138	$19,026	$80,873	$41,477
% Growth over prior year	32.0%	13.8%	27.6%	16.5%
Comprised of:
% of organic growth	14.0%	4.3%	11.4%	4.4%
% of acquisition growth	18.7%	9.4%	16.0%	12.2%
% foreign exchange increase	(0.7)%	0.1%	0.2%	(0.1)%
	32.0%	13.8%	27.6%	16.5%

Three Months

In the second quarter of fiscal 2015, our revenue growth was entirely driven by our Services segment. Services segment revenues increased approximately 48% due to acquisition growth of approximately 26% and organic growth of approximately 22%. International Segment’s revenues declined by approximately 5%, driven by projects in the United Kingdom and product sales in Japan and Russia in fiscal 2014 that did not repeat. Products and Systems segment revenues declined by approximately 13% driven by lower revenue in our Acoustic Emission and NDT product lines.

The Company continued to experience year-on-year growth in its key vertical markets during the second quarter of fiscal 2015. Oil and gas revenues grew by approximately 49% and remained the Company’s most significant vertical market, reflecting 54% and 48% of total Company revenues in the second quarter of fiscal 2015 and 2014, respectively. We also experienced growth in several of our other target markets, primarily industrials, process industries and power generation and transmission. The Company’s top ten customers comprised approximately 35% of total revenues in the second quarter of fiscal 2015 compared with 36% in the second quarter of the prior fiscal year.

Six Months

In the first six months of fiscal 2015, our revenue growth was primarily driven by our Services segment. Services segment revenues increased 38% due to acquisition growth of approximately 22% and organic growth of approximately 16%. International Segment’s revenues were flat compared with prior year. Products and Systems segment revenues declined approximately 7% primarily due to lower revenue in our Acoustic Emission product line.

The Company continued to experience year-on-year growth in its key vertical markets during the first six months of fiscal 2015. Oil and gas revenues grew by approximately 37% and remained the Company’s most significant vertical market, reflecting 52% and 48% of total Company revenues in the first six months of fiscal 2015 and 2014, respectively. We also experienced growth in several of our other target markets, primarily industrials, power generation and transmission, process industries and public infrastructure. The Company’s top ten customers comprised approximately 32% of total revenues in the first six months of fiscal 2015 compared with 35% in the first six months of the prior fiscal year.

Gross Profit

Gross profit increased by $11.1 million, or 23%, to $59.0 million in the second quarter of fiscal 2015, compared with $48.0 million in the second quarter of fiscal 2014. Gross profit increased by $13.8 million, or 16%, to $101.0 million during the first six months of fiscal 2015, compared with $87.3 million in the first six months of fiscal 2014.

Gross profit by segment for the three and six months ended November 30, 2014 and 2013 was as follows:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Gross profit
Services	$44,252	$30,918	$74,023	$57,665
International	11,309	13,293	20,777	23,413
Products and Systems	3,328	3,718	5,992	6,102
Corporate and eliminations	150	48	241	74
	$59,039	$47,977	$101,033	$87,254

Three Months

As a percentage of revenues, gross profit was 29% and 31% for the second quarters of fiscal 2015 and 2014, respectively. The decrease in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin was 28%, a decline of 90 basis points from the second quarter of fiscal 2014, due primarily to a continued investment in expanding the Company’s capability to service the Canadian oil sands region, wage increases that exceeded price increases, and a lower mix of advanced services. International segment gross margins decreased to 28% in the second quarter of fiscal 2015 compared with 31% in the prior year, due primarily to a lower level of project sales in the U.K. and product sales which typically have higher margins. Products and Systems segment gross margin improved to 44% compared to 43% in the prior year driven by cost reductions and higher margin sales.

Six Months

As a percentage of revenues, gross profit was 27% and 30% for the first six months of fiscal 2015 and 2014, respectively. The decrease in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin declined to 26% compared to 28% in the first six months of fiscal 2014, due primarily to a continued investment in expanding the Company’s capability to service the Canadian oil sands region, wage increases that exceeded price increases, and a lower mix of advanced services. International segment gross margins decreased to 26% in the first six months of fiscal 2015 compared with 29% in the prior year, due primarily to a lower level of project sales in the U.K. and of product sales which typically have higher margins. Products and Systems segment gross margin improved to 43% compared to 40% in the prior year driven by cost reductions and higher margin sales.

Income from Operations

The following table shows a reconciliation of the income from operations before acquisition-related expense (benefit), net, to income from operations for each of the Company's three segments and for the Company in total:

	Three months ended November 30,		Six months ended November 30,
	2014	2013	2014	2013
	($ in thousands)		($ in thousands)
Services:
Income from operations before acquisition-related expense, net	$20,596	$14,387	$29,737	$25,402
Acquisition-related expense (benefit), net	525	(13)	786	156
Income from operations	20,071	14,400	28,951	25,246
International:
Income from operations before acquisition-related expense (benefit), net	$2,130	$3,992	$1,542	$5,337
Acquisition-related (benefit), net	(1,047)	(3,301)	(936)	(3,771)
Income from operations	3,177	7,293	2,478	9,108
Products and Systems:
Loss from operations before acquisition-related (benefit), net	$417	$450	$(16)	$25
Acquisition-related (benefit), net	—	(19)	—	(1,035)
Income (Loss) from operations	417	469	(16)	1,060
Corporate and Eliminations:
Loss from operations before acquisition-related (benefit), net	$(5,385)	$(3,988)	$(10,802)	$(8,445)
Acquisition-related expense (benefit), net	88	2,922	(1,245)	2,142
Loss from operations	(5,473)	(6,910)	(9,557)	(10,587)
Total Company
Income from operations before acquisition-related (benefit), net	$17,758	$14,841	$20,461	$22,319
Acquisition-related (benefit), net	$(434)	$(411)	$(1,395)	$(2,508)
Income from operations	$18,192	$15,252	$21,856	$24,827

Three Months

For the three months ended November 30, 2014, income from operations exclusive of acquisition-related costs increased $2.9 million, or 20%, compared with the prior year’s quarter. As a percentage of revenues, income from operations excluding acquisition-related items was 9% for the second quarters of fiscal 2015 and 2014, respectively.

Operating expenses excluding acquisition-related items increased by $8.1 million or 25%, compared with the prior year’s second quarter. This increase was primarily from the Services segment, which incurred a year-on-year operating expense increase of $7.1 million, or 43%, exclusive of acquisition-related charges. The impact of recent acquisitions accounted for $4.9 million of this increase. The remainder of the increase in Services operating expenses was primarily due to increased salary, benefits and facility-related costs incurred due to growth in Canada and in the United States.

Six Months

For the six months ended November 30, 2014, income from operations exclusive of acquisition-related costs decreased $1.9 million or 8%, compared with the prior year’s first half. As a percentage of revenues, income from operations excluding acquisition-related items was 5% and 8% for the first half of fiscal 2015 and 2014, respectively.

Operating expenses increased by $16.8 million, or 27% compared with the prior year’s first half, and by $15.6 million, or 24%, excluding acquisition-related items. This increase was driven by the Services segment, which incurred a year-on-year operating expense increase of $12.0 million or 37%, exclusive of acquisition-related charges. The impact of recent acquisitions accounted for $7.6 million of this increase. The remainder of the increase in Services operating expenses was primarily due to increased salary, benefits and facility-related costs incurred due to growth in Canada and in the United States. Corporate operating expenses increased $2.5 million or 30%, exclusive of acquisition-related charges primarily due to increased share-based compensation expense, and higher salary and benefits expenses due to growth. Operating expenses in the International segment increased $1.2 million or 6%, exclusive of acquisition-related charges primarily due to increased salary and benefits costs from increased headcount and recent acquisitions.

Interest Expense

Interest expense was approximately $1.4 million and $0.8 million for the second quarters of fiscal 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings in the second quarter of fiscal 2015. Interest expense was approximately $2.3 million and $1.5 million for the first six months of fiscal 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings in the first six months of fiscal 2015.

Income Taxes

The Company’s effective income tax rate was approximately 38% and 36% for the second quarter of fiscal 2015 and 2014, respectively. The increase was primarily due to a lower proportion of income from various foreign jurisdictions that carry lower tax rates and higher state income taxes, partially offset by lower permanent tax differences. The Company’s effective income tax rate was approximately 38% and 36% for the first six months of fiscal 2015 and 2014, respectively. The increase was primarily due to the same items described above for the second quarter of fiscal 2015.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Six months ended November 30,
	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$3,230	$15,634
Investing Activities	(40,666)	(20,237)
Financing Activities	46,810	13,130
Effect of exchange rate changes on cash	205	(89)
Net change in cash and cash equivalents	$9,579	$8,438

Cash Flows from Operating Activities

During the six months ended November 30, 2014, cash provided by our operating activities was $3.2 million, a decrease of $12.4 million from the comparable period of fiscal 2014. The decrease of cash provided by our operating activities was primarily attributable to a reduction in working capital items of $17.6 million, primarily accounts receivable, accounts payable, and accrued expenses and other liabilities. This was partially offset by an increase in our net income, excluding depreciation, amortization and other non-cash expenses of $5.2 million.

Cash Flows from Investing Activities

During the six months ended November 30, 2014, cash used in investing activities was $40.7 million, an increase of $20.4 million, principally due to acquisitions totaling $33.0 million, net of cash acquired in fiscal 2015. Cash used in investing activities also included purchases of property, plant and equipment of $7.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $46.8 million for the six months ended November 30, 2014, an increase of $33.7 million from the comparable period of fiscal 2014. The increase in cash provided by financing activities was driven by net borrowings of $62.6 million from our revolving credit facility to fund acquisitions, offset by payments of notes payable, other long-term debt and capital lease obligations and totaling $14.0 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was approximately $0.2 million and $(0.1) million for the six months ended November 30, 2014 and 2013, respectively.

Cash Balance and Credit Facility Borrowings

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), to our $125.0 million revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Amendment increased the Company’s revolving line of credit to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019. See Note 10 — Long-Term Debt included in this report, under the heading “Senior Credit Facility” for further detail.

As of November 30, 2014, we had cash and cash equivalents totaling $19.6 million and available borrowing capacity of $47.0 million under our Credit Agreement with borrowings of $123.8 million and $4.2 million of letters of credit outstanding. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of November 30, 2014, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

Other than the amendment to the Credit Agreement, discussed above under “Liquidity and Capital Resources- Cash Balance and Credit Facility Borrowings”, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2014 Annual Report.

Off-balance Sheet Arrangements

During the six months ended November 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2014 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2014 Annual Report.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2014 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2014 Annual Report.

ITEM 2.                                                Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following sets forth the shares of our common stock we acquired during the quarter pursuant to the surrender of shares by employees to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units.

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
September 30, 2014	684	$20.25
October 31, 2014	226	$15.98
November 30, 2014	2,116	$16.94

ITEM 3.                                                Defaults Upon Senior Securities

None.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

ITEM 5.                                                Other Information

None.

ITEM 6.                                                Exhibits

Exhibit No.	Description

10.1	Third Amendment and Modification Agreement, dated October 31, 2014 to the Third Amended and Restated Credit Agreement, dated December 21, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Jonathan H. Wolk
Jonathan H. Wolk
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: January 9, 2015