Form 10-Q
period 2015-02-28
Mistras Group, Inc.
filed 2015-04-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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
☐ Yes  ☒ No

As of April 1, 2015, the registrant had 28,702,420 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	February 28, 2015	May 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$13,385	$10,020
Accounts receivable, net	125,548	137,824
Inventories	12,294	11,376
Deferred income taxes	3,886	3,283
Prepaid expenses and other current assets	16,309	12,626
Total current assets	171,422	175,129
Property, plant and equipment, net	80,125	77,811
Intangible assets, net	56,147	57,875
Goodwill	166,531	130,516
Deferred income taxes	1,214	1,344
Other assets	1,890	1,297
Total assets	$477,329	$443,972
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,950	$14,978
Accrued expenses and other current liabilities	47,881	54,650
Current portion of long-term debt	16,906	8,058
Current portion of capital lease obligations	6,859	7,251
Income taxes payable	231	1,854
Total current liabilities	80,827	86,791
Long-term debt, net of current portion	109,322	68,590
Obligations under capital leases, net of current portion	12,780	13,664
Deferred income taxes	20,626	15,521
Other long-term liabilities	11,686	17,014
Total liabilities	235,241	201,580
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	286	284
Additional paid-in capital	206,289	201,831
Retained earnings	55,410	41,500
Accumulated other comprehensive loss	(20,121)	(1,511)
Total Mistras Group, Inc. stockholders’ equity	241,864	242,104
Noncontrolling interests	224	288
Total equity	242,088	242,392
Total liabilities and equity	$477,329	$443,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014

Revenue	$163,100	$151,727	$536,566	$444,320
Cost of revenue	119,356	107,898	382,018	304,645
Depreciation	5,010	4,529	14,781	13,121
Gross profit	38,734	39,300	139,767	126,554
Selling, general and administrative expenses	32,758	31,794	105,158	90,342
Research and engineering	644	757	1,922	2,186
Depreciation and amortization	3,104	2,771	9,998	7,729
Acquisition-related (benefit) expense, net	(1,642)	978	(3,037)	(1,530)
Income from operations	3,870	3,000	25,726	27,827
Interest expense	1,161	792	3,418	2,309
Income before provision for income taxes	2,709	2,208	22,308	25,518
Provision for income taxes	941	984	8,457	9,375
Net income	1,768	1,224	13,851	16,143
Less: net loss (income) attributable to noncontrolling interests, net of taxes	49	(23)	59	(44)
Net income attributable to Mistras Group, Inc.	$1,817	$1,201	$13,910	$16,099
Earnings per common share
Basic	$0.06	$0.04	$0.49	$0.57
Diluted	$0.06	$0.04	$0.47	$0.55
Weighted average common shares outstanding:
Basic	28,656	28,396	28,583	28,338
Diluted	29,529	29,374	29,559	29,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014

Net income	$1,768	$1,224	$13,851	$16,143
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(10,694)	(1,553)	(18,610)	879
Comprehensive income	(8,926)	(329)	(4,759)	17,022
less: comprehensive loss (income) attributable to noncontrolling interest	49	(23)	59	(44)
Comprehensive (loss) income attributable to Mistras Group, Inc.	$(8,877)	$(352)	$(4,700)	$16,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended February 28,
	2015	2014
Cash flows from operating activities
Net income	$13,851	$16,143
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,779	20,850
Deferred income taxes	2,177	1,987
Share-based compensation expense	4,856	4,013
Fair value adjustment to contingent consideration liabilities	(3,266)	(2,414)
Other	520	106
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	12,207	(13,235)
Inventories	(735)	(21)
Prepaid expenses and other current assets	(4,522)	(6,273)
Other assets	(571)	(92)
Accounts payable	(7,741)	2,419
Accrued expenses and other current liabilities	(5,089)	(261)
Income taxes payable	(2,149)	(633)
Net cash provided by operating activities	34,317	22,589
Cash flows from investing activities
Purchase of property, plant and equipment	(11,757)	(11,661)
Purchase of intangible assets	(581)	(465)
Acquisition of businesses, net of cash acquired	(34,967)	(19,057)
Proceeds from sale of equipment	872	922
Acquisition-related deposit	—	—
Net cash used in investing activities	(46,433)	(30,261)
Cash flows from financing activities
Repayment of capital lease obligations	(6,005)	(5,965)
Repayment of long-term debt	(10,596)	(7,938)
Net borrowings against revolver	35,544	26,063
Payment of contingent consideration for business acquisitions	(3,034)	(909)
Taxes paid related to net share settlement of share-based awards	(1,462)	(1,004)
Excess tax benefit from share-based compensation	382	292
Proceeds from the exercise of stock options	682	712
Net cash provided by financing activities	15,511	11,251
Effect of exchange rate changes on cash and cash equivalents	(30)	(1,431)
Net change in cash and cash equivalents	3,365	2,148
Cash and cash equivalents
Beginning of period	10,020	7,802
End of period	$13,385	$9,950
Supplemental disclosure of cash paid
Interest	$2,456	$2,426
Income taxes	$12,388	$11,345
Noncash investing and financing
Equipment acquired through capital lease obligations	$5,502	$8,140
Issuance of notes payable	$20,488	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1.                                      Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Company's Annual Report. On an ongoing basis, we evaluate its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2014 Annual Report, there have been no material changes to the Company's significant accounting policies.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect that ASU 2014-12 will have on its consolidated financial statements and related disclosures.

In February 2015, the Financial Accounting Standards Board issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

2.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and Directors under two employee equity incentive plans: (i) the 2007 Stock Option Plan (the 2007 Plan), and (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan). No further awards may be granted under the 2007 Plan, although awards granted under the 2007 Plan remain outstanding in accordance with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the three months ended February 28, 2015 and 2014, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million for each period respectively. For the nine months ended February 28, 2015 and 2014, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million and $0.7 million respectively. As of February 28, 2015, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 1.0 year.

No stock options were granted during the nine months ended February 28, 2015 and 2014.

Restricted Stock Unit Awards

For the three months ended February 28, 2015 and 2014, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.2 million and $1.0 million, respectively. For the nine months ended February 28, 2015 and 2014, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.5 million and $2.9 million, respectively. As of February 28, 2015, there was $9.0 million of unrecognized compensation costs, net of

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.4 years.

During the first nine months of fiscal 2015 and 2014, the Company granted approximately 21,000 and 19,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.4 million for each period respectively, which was recorded as share-based compensation expense during the nine months ended February 28, 2015 and 2014.

During the first nine months of fiscal 2015 and 2014, approximately 231,000 and 178,000 restricted stock units, respectively, vested. The fair value of these units was $5.2 million and $3.3 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Performance Restricted Stock Units

In the second quarter of fiscal 2015, the Company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service (vesting) periods of three years and have no dividend rights. For the three and nine months ended February 28, 2015, the Company recognized share-based compensation expense related to performance restricted stock units of $0.1 million and $0.2 million, respectively. At February 28, 2015, there was $1.6 million of total unrecognized compensation costs related to approximately 115,000 non-vested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years. The actual payout of these units will vary based on the Company’s performance over a three-year period (based on pre-established targets) and a market condition modifier based on total shareholder return (TSR) compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted.

In the second quarter of fiscal 2014, the Company granted performance restricted stock units to its executive officers and certain other senior officers. These units have requisite service (vesting) periods of three years and have no dividend rights. For the three months ended February 28, 2015 and 2014, the Company recognized share-based compensation expense/(benefit) related to performance restricted stock units of $(0.9) million and less than $0.1 million, respectively. For the nine months ended February 28, 2015 and 2014, the Company recognized share-based compensation expense related to performance restricted stock units of $0.7 million and $1.2 million, respectively. At February 28, 2015, there was $2.5 million of total unrecognized compensation costs related to approximately 423,000 non-vested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years. The actual payout of these units will vary based on the Company’s performance over one, two and three-year periods (based on pre-established targets) and a market condition modifier based on TSR compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted. The one-year performance condition of the fiscal 2014 awards was not achieved. The one-year market condition of the fiscal 2014 awards was achieved and will payout at 170% of target once the requisite service period is complete.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$1,817	$1,201	$13,910	$16,099
Denominator:
Weighted average common shares outstanding	28,656	28,396	28,583	28,338
Basic earnings per share	$0.06	$0.04	$0.49	$0.57

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$1,817	$1,201	$13,910	$16,099
Denominator:
Weighted average common shares outstanding	28,656	28,396	28,583	28,338
Dilutive effect of stock options outstanding	694	849	742	750
Dilutive effect of restricted stock units outstanding	179	129	234	161
	29,529	29,374	29,559	29,249
Diluted earnings per share	$0.06	$0.04	$0.47	$0.55

4.                                      Acquisitions

In the first nine months of fiscal 2015, the Company completed four acquisitions. The Company purchased a company, located in Louisiana, a provider of maintenance and inspection services primarily on offshore platforms. This acquisition expands the service offerings within the Services segment, allowing the Company to provide services to the upstream operations of its customers. The Company also purchased a group of asset protection businesses located in Quebec, Canada and an asset inspection business in Florida to complement service offerings within the Company’s Services segment and continue its market expansion strategy. The Company’s International Segment completed an acquisition of an asset inspection business located in the United Kingdom.

In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $35.7 million in cash and $20.5 million in notes payable issued as part of the acquisition and other liabilities assumed. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. In addition, the acquisitions in Quebec and Florida provide for contingent consideration of up to $3.2 million to be earned based upon the acquired business achieving specific performance metrics over the next three years of operation. The Company is in the process of completing the purchase price allocations for these acquisitions.

The amortization period of intangible assets acquired in fiscal 2015 ranges from 3 to 10 years. The Company recorded $45.2 million of goodwill in connection with these acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these business.

Revenues and operating income from these acquisitions for the period subsequent to the closing of these transactions were $38.4 million and $2.0 million, respectively, for the nine month period ended February 28, 2015. No unaudited pro forma financial information is required as these acquisitions are not significant to the Company.

In the first nine months of fiscal 2014, the Company completed four acquisitions. The Company acquired a professional engineering consulting and technical training services company located in the U.S. serving the hydrocarbon processing and other energy-related industries. The Company also completed the acquisition of an asset protection business located in Texas and two businesses located in Canada to continue its market expansion strategy. These companies were acquired to complement service offerings within the Company’s Services segment and expand its technical capabilities. In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of $19.3 million in cash. In addition to the initial cash payment, the Company may pay up to $5.7 million in contingent consideration which may be earned based upon

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

the acquired companies achieving specific performance metrics over specified periods ranging from 2 to 3 years from the acquisition date.

The assets and liabilities of the businesses acquired in fiscal 2015 were included in the Company’s consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for these acquisitions are included in each respective operating segment’s results of operations from the date of acquisition. For acquisitions in fiscal 2015 for which the final purchase accounting has yet to be completed, the Company’s preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fiscal
2015

Number of Entities	3
Consideration transferred:
Cash paid	$34,529
Notes payable issued to seller	20,000
Contingent consideration	2,255
Consideration transferred	56,784

Current assets	9,684
Property, plant and equipment	6,964
Current deferred tax asset	652
Intangibles	12,373
Goodwill	44,272
Current liabilities	(12,800)
Long-term deferred tax liability	(4,361)
Net assets acquired	$56,784

During the nine month period ended February 28, 2015, the Company incurred acquisition-related costs of $0.2 million, in connection with due diligence, professional fees, and other expenses related to its acquisition activity. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. For the three and nine month periods ended February 28, 2015, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $1.7 million and $3.3 million, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were $8.8 million and $14.1 million as of February 28, 2015 and May 31, 2014, respectively.

During the three and nine month period ended February 28, 2014, the Company incurred acquisition-related costs of $0.4 million and $0.9 million in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month period ended February 28, 2014, these adjustments resulted in a net increase of acquisition-related contingent consideration liabilities and a corresponding decrease in income from operations of $0.6 million. For the nine month period ended February 28, 2014, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $2.4 million, respectively.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the condensed consolidated statements of income for the three and nine month periods ended February 28, 2015 and 2014.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	February 28, 2015	May 31, 2014

Trade accounts receivable	$128,148	$140,120
Allowance for doubtful accounts	(2,600)	(2,296)
Account receivable, net	$125,548	$137,824

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	February 28, 2015	May 31, 2014

Land		$1,859	$1,938
Buildings and improvements	30-40	17,160	22,983
Office furniture and equipment	5-8	7,802	7,169
Machinery and equipment	5-7	158,530	144,798
		185,351	176,888
Accumulated depreciation and amortization		(105,226)	(99,077)
Property, plant and equipment, net		$80,125	$77,811

Depreciation expense for the three months ended February 28, 2015 and 2014 was $5.4 million and $4.9 million, respectively. Depreciation expense for the nine months ended February 28, 2015 and 2014 was $16.3 million and $14.1 million, respectively.

7.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

		February 28, 2015			May 31, 2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$83,923	$(39,367)	$44,556	$82,395	$(34,636)	$47,759
Software/Technology	3-15	15,523	(9,937)	5,586	15,328	(9,172)	6,156
Covenants not to compete	2-5	10,453	(8,355)	2,098	9,471	(7,882)	1,589
Other	2-5	7,960	(4,053)	3,907	5,869	(3,498)	2,371
Total		$117,859	$(61,712)	$56,147	$113,063	$(55,188)	$57,875

Amortization expense for the three months ended February 28, 2015 and 2014 was $2.7 million and $2.4 million, respectively. Amortization expense for the nine months ended February 28, 2015 and 2014 was $8.5 million and $6.7 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

8.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2015	May 31, 2014

Accrued salaries, wages and related employee benefits	$23,283	$26,236
Contingent consideration, current portion	3,825	4,778
Accrued workers’ compensation and health benefits	3,908	3,661
Deferred revenue	3,215	2,659
Other accrued expenses	13,650	17,316
Total accrued expenses and other liabilities	$47,881	$54,650

9.                               Long-Term Debt

Long-term debt consists of the following:

	February 28, 2015	May 31, 2014

Senior credit facility	$96,693	$61,148
Notes payable	25,074	10,512
Other	4,461	4,988
Total debt	126,228	76,648
Less: Current portion	(16,906)	(8,058)
Long-term debt, net of current portion	$109,322	$68,590

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), to its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Amendment increased the Company’s revolving line of credit to from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019. As of February 28, 2015, the Company had borrowings of $96.7 million and a total of $4.7 million of letters of credit outstanding under the Credit Agreement.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 1.75%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.0 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 3.0 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company's line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of February 28, 2015, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other

In connection with certain of its acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of February 28, 2015 and May 31, 2014. Amortization is recorded as interest expense in the consolidated statements of income.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	February 28, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$8,760	$8,760
Total Liabilities	$—	$—	$8,760	$8,760

	May 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$14,145	$14,145
Total Liabilities	$—	$—	$14,145	$14,145

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

During fiscal 2012 and 2013, the Company performed radiography work on the construction of pipeline projects in Georgia. The Company has received notice that the owner of the pipeline projects contends that certain of the x-ray images the Company’s technicians prepared did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1104 for one of the projects. The owner of the projects is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. No lawsuit has been filed at this time. The owner has requested additional information on the other project, but has not yet indicated that any of the Company’s work was defective. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of February 28, 2015, total potential acquisition-related contingent consideration ranged from zero to approximately $23.3 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next three years of operations. See Note 4 - Acquisitions to these consolidated financial statements for further discussion of the Company’s acquisitions.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Revenues
Services	$121,845	$109,122	$404,651	$313,794
International	33,554	38,064	114,610	119,032
Products and Systems	8,526	7,610	22,588	22,799
Corporate and eliminations	(825)	(3,069)	(5,283)	(11,305)
	$163,100	$151,727	$536,566	$444,320

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Gross profit
Services	$27,429	$26,216	$101,452	$83,881
International	7,018	10,086	27,795	33,499
Products and Systems	4,211	3,674	10,203	9,776
Corporate and eliminations	76	(676)	317	(602)
	$38,734	$39,300	$139,767	$126,554

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Income (loss) from operations
Services	$7,257	$7,452	$36,208	$32,698
International	(1,315)	84	1,163	9,192
Products and Systems	1,346	87	1,330	1,147
Corporate and eliminations	(3,418)	(4,623)	(12,975)	(15,210)
	$3,870	$3,000	$25,726	$27,827

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Depreciation and amortization
Services	$5,658	$4,591	$16,622	$12,982
International	1,919	2,053	6,130	5,958
Products and Systems	608	597	1,809	1,763
Corporate and eliminations	(71)	59	218	147
	$8,114	$7,300	$24,779	$20,850

	February 28, 2015	May 31, 2014
Goodwill
Services	$116,567	$73,767
International	36,767	43,552
Products and Systems	13,197	13,197
	$166,531	$130,516

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	February 28, 2015	May 31, 2014
Total assets
Services	$311,947	$249,378
International	125,427	155,571
Products and Systems	35,410	38,041
Corporate and eliminations	4,545	982
	$477,329	$443,972

Revenues by geographic area for the three and nine months ended February 28, 2015 and 2014, respectively, were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
Revenues
United States	$113,664	$100,784	$365,912	$283,438
Other Americas	14,353	12,417	53,917	39,589
Europe	31,644	33,636	106,370	106,441
Asia-Pacific	3,439	4,890	10,367	14,852
	$163,100	$151,727	$536,566	$444,320

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2015 and 2014. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2014 (“2014 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2015 is referred to as “fiscal 2015”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2014 Annual Report as well as those discussed in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services, proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States along with a growing Canadian services business, consisting primarily of NDT, inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

For the last several years, we have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. During this period, the demand for outsourced asset protection solutions, in general, has increased, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. Concurrent with this growth, we are working on building our infrastructure to profitably absorb additional growth and have made a number of acquisitions in an effort to leverage our fixed costs, grow our base of experienced, certified personnel, expand our product and technical capabilities and increase our geographical reach.

We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that we believe will enhance our advantages over our competition.

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, high unemployment rates, slow economic growth, fluctuating oil prices and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire new technologies in order to aggressively expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Results of Operations

Our consolidated results of operations for the three and nine months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenues	$163,100	$151,727	$536,566	$444,320
Gross profit	38,734	39,300	139,767	126,554
Gross profit as a % of Revenue	24%	26%	26%	28%
Total operating expenses	34,864	36,300	114,041	98,727
Operating expenses as a % of Revenue	21%	24%	21%	22%
Income from operations	3,870	3,000	25,726	27,827
Income from Operations as a % of Revenue	2%	2%	5%	6%
Interest expense	1,161	792	3,418	2,309
Income before provision for income taxes	2,709	2,208	22,308	25,518
Provision for income taxes	941	984	8,457	9,375
Net income	1,768	1,224	13,851	16,143
Less: net loss (income) attributable to noncontrolling interests, net of taxes	49	(23)	59	(44)
Net income attributable to Mistras Group, Inc.	$1,817	$1,201	$13,910	$16,099

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three and nine months ended February 28, 2015 and 2014 were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$1,817	$1,201	$13,910	$16,099
Interest expense	1,161	792	3,418	2,309
Provision for income taxes	941	984	8,457	9,375
Depreciation and amortization	8,114	7,300	24,779	20,850
EBITDA	$12,033	$10,277	$50,564	$48,633
Share-based compensation expense	599	1,266	4,856	4,013
Acquisition-related expense, net	(1,642)	978	(3,037)	(1,530)
Adjusted EBITDA	$10,990	$12,521	$52,383	$51,116

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

Later in the MD&A under the heading "Income for Operations", the non-GAAP financial performance measures "Income from operations before acquisition-related expense (benefit), net” is used for each of our three segments and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measures excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs and (b) the net changes in the fair value of acquisition-related contingent consideration liabilities. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations and are related solely to the Company’s or Segment’s acquisition activities. Changes in the fair value of acquisition-related contingent consideration liabilities can be a net expense or credit in any given period, and fluctuate based upon the then current value of cash consideration the Company expects to pay in the future for prior acquisitions, without impacting cash generated from the Company’s business operations.

In the MD&A section "Liquidity and Capital Resources", we use the term free cash flow, a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow for the first nine months of fiscal 2015 was $22.5 million consisting of $34.3 million of operating cash flow less $11.8 million of capital expenditures. For the comparable period in fiscal 2014, free cash flow was $10.9 million consisting of $22.6 million of operating cash flow less $11.7 million of capital expenditures.

We believe investors and other users of our financial statements benefit from the presentation of EBITDA, Adjusted EBITDA and "Income from operations before acquisition-related expense (benefit), net” for each of our three segments and the "Total Company", and free cash flow in evaluating our operating performance because they provide additional tools to compare our operating performance on a consistent basis and measure underlying trends and results in our business. EBITDA and Adjusted EBITDA remove the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations. Similarly, we believe that "Income from operations before acquisition-related expense (benefit), net” for each of our three segments and the "Total Company", provides investors with useful information and more meaningful period over period comparisons by identifying and excluding these acquisition-related costs so that the performance of the core business operations can be identified and compared.

While Adjusted EBITDA is a term and financial measurement commonly used by investors and securities analysts, it has limitations. As a non-GAAP measurement, Adjusted EBITDA has no standard meaning and, therefore, may not be comparable with similar measurements for other companies. Adjusted EBITDA is generally limited as an analytical tool because it excludes charges and expenses we do incur as part of our operations. For example, Adjusted EBITDA excludes income taxes, but we generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary cost. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. generally accepted accounting principles. In addition, acquisitions are a part of our growth strategy, and therefore acquisition-related items are a necessary cost of the Company’s business. "Income from operations before acquisition-related expense (benefit), net” for each of our three segments and for the consolidated company and “free cash flow” are not metrics used to determine incentive compensation for executives or employees.

Revenue

Revenues were $163.1 million for the three months ended February 28, 2015 compared to $151.7 million for the three months ended February 28, 2014. Revenues were $536.6 million for the nine months ended February 28, 2015 compared to $444.3 million for the nine months ended February 28, 2014.

Revenues by segment for the three and nine months ended February 28, 2015 and 2014 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenues
Services	$121,845	$109,122	$404,651	$313,794
International	33,554	38,064	114,610	119,032
Products and Systems	8,526	7,610	22,588	22,799
Corporate and eliminations	(825)	(3,069)	(5,283)	(11,305)
	$163,100	$151,727	$536,566	$444,320

Our growth rates for the three and nine months ended February 28, 2015 and 2014 were as follows:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenue growth	$11,373	$18,066	$92,246	$59,543
% Growth over prior year	7.5%	13.5%	20.8%	15.5%
Comprised of:
% of organic growth	0.5%	7.2%	7.7%	5.4%
% of acquisition growth	9.9%	5.9%	13.9%	10.0%
% foreign exchange (decrease) increase	(2.9)%	0.4%	(0.8)%	0.1%
	7.5%	13.5%	20.8%	15.5%

Three Months

In the third quarter of fiscal 2015, our revenue growth was primarily driven by our Services segment. Services segment revenues increased approximately 12% due to acquisition growth of approximately 13% and a decline in organic revenue of approximately 1%. Products and Systems segment revenues increased by approximately 12% driven by higher sales to international customers. International Segment revenues declined by approximately 12%, driven by an unfavorable impact of foreign exchanges rates that aggregated 10% of prior year sales, and additionally by fiscal year 2014 projects in the United Kingdom and product sales in Japan and Russia in fiscal 2014 that did not repeat in fiscal year 2015.

Oil and gas revenues grew by approximately 9% and remained the Company’s most significant vertical market, comprising 53% of total Company revenues in the third quarters of fiscal 2015 and 2014, respectively. We also experienced growth in several of our other target markets, primarily process industries and industrials. The Company’s top ten customers comprised approximately 36% of total revenues in the third quarter of fiscal 2015 compared with 43% in the third quarter of the prior fiscal year.

Nine Months

In the first nine months of fiscal 2015, our revenue growth was primarily driven by our Services segment. Services segment revenues increased 29% due to acquisition growth of approximately 19% and organic growth of approximately 10%. International Segment’s revenues declined by approximately 4%, driven by unfavorable foreign exchanges rates of 3%, and additionally by projects in the United Kingdom and product sales in Japan and Russia in fiscal 2014 that did not repeat in fiscal year 2015. Products and Systems segment revenues declined approximately 1% primarily due to lower revenue in our Acoustic Emission product line.

Oil and gas revenues grew by approximately 27% and remained the Company’s most significant vertical market, comprising 52% and 50% of total Company revenues in the first nine months of fiscal 2015 and 2014, respectively. We also experienced growth in several of our other target markets, primarily industrials, process industries, power generation and transmission, and public infrastructure. The Company’s top ten customers comprised approximately 33% of total revenues in the first nine months of fiscal 2015 compared with 38% in the first nine months of the prior fiscal year.

Gross Profit

Gross profit decreased by $0.6 million, or 1%, to $38.7 million in the third quarter of fiscal 2015, compared with $39.3 million in the third quarter of fiscal 2014. Gross profit increased by $13.2 million, or 10%, to $139.8 million during the first nine months of fiscal 2015, compared with $126.6 million in the first nine months of fiscal 2014.

Gross profit by segment for the three and nine months ended February 28, 2015 and 2014 was as follows:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Gross profit
Services	$27,429	$26,216	$101,452	$83,881
International	7,018	10,086	27,795	33,499
Products and Systems	4,211	3,674	10,203	9,776
Corporate and eliminations	76	(676)	317	(602)
	$38,734	$39,300	$139,767	$126,554

Three Months

As a percentage of revenues, gross profit was 24% and 26% for the third quarters of fiscal 2015 and 2014, respectively. The decrease in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin was 150 basis points lower than in the third quarter of fiscal 2014. Services profit margins were adversely impacted by union strikes at several of the Company’s largest customer sites, which caused previously scheduled work for some of the Company’s service technicians to be deferred or canceled during the month of February 2015. The Company estimates this adversely impacted Services revenues by 2% and Services gross margin by approximately 50 basis points. The Company's continuing investment to expand into the Canadian oil sands region reduced the Services segment operating income by approximately $1.5 million during the third quarter. International segment gross margins decreased to 21% in the third quarter of fiscal 2015 compared with 26% in the prior year, due primarily to a lower levels of both project sales in the U.K. and product sales in several countries. Products and Systems segment gross margin improved to 49% compared to 48% in the prior year, driven by actions taken to reduce its cost base.

Nine Months

As a percentage of revenues, gross profit was 26% and 28% for the first nine months of fiscal 2015 and 2014, respectively. The decrease in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin declined to 25% compared to 27% in the first nine months of fiscal 2014, due primarily to a continued investment in expanding the Company’s capability to service the Canadian oil sands region, wage increases that exceeded price increases earlier in the Company’s fiscal year and the impact from the union strikes as noted above in the three month results. International segment gross margins decreased to 24% in the first nine months of fiscal 2015 compared with 28% in the prior year, due primarily to a lower level of both project sales in the U.K. and of product sales in several countries. Products and Systems segment gross margin improved to 45% compared to 43% in the prior year driven by cost reductions.

Income from Operations

The following table shows a reconciliation of the income from operations before acquisition-related expense (benefit), net, to income from operations for each of the Company's three segments and for the Company in total:

	Three months ended February 28,		Nine months ended February 28,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Services:
Income from operations before acquisition-related expense, net	$7,082	$7,759	$36,819	$33,161
Acquisition-related (benefit) expense, net	(175)	307	611	463
Income from operations	7,257	7,452	36,208	32,698
International:
(Loss) Income from operations before acquisition-related (benefit) expense, net	$(2,438)	$189	$(896)	$5,526
Acquisition-related (benefit) expense, net	(1,123)	105	(2,059)	(3,666)
(Loss) Income from operations	(1,315)	84	1,163	9,192
Products and Systems:
Income from operations before acquisition-related expense, net	$1,346	$87	$1,330	$112
Acquisition-related (benefit), net	—	—	—	(1,035)
Income from operations	1,346	87	1,330	1,147
Corporate and Eliminations:
Loss from operations before acquisition-related (benefit) expense, net	$(3,762)	$(4,057)	$(14,564)	$(12,502)
Acquisition-related (benefit) expense, net	(344)	566	(1,589)	2,708
Loss from operations	(3,418)	(4,623)	(12,975)	(15,210)
Total Company
Income from operations before acquisition-related (benefit) expense, net	$2,228	$3,978	$22,689	$26,297
Acquisition-related (benefit) expense, net	$(1,642)	$978	$(3,037)	$(1,530)
Income from operations	$3,870	$3,000	$25,726	$27,827

Three Months

For the three months ended February 28, 2015, income from operations exclusive of acquisition-related costs decreased $1.8 million, or 44%, compared with the prior year’s quarter. As a percentage of revenues, income from operations excluding acquisition-related items was 1% and 3% for the third quarters of fiscal 2015 and 2014, respectively.

Operating expenses decreased by $1.4 million or 4%, compared with the prior year’s third quarter. The decrease was driven by lower acquisition-related expense and decreased operating expenses in the Services and Products and Systems segments. The Services segment experienced an organic year-on-year operating expenses reduction of approximately $1.4 million, excluding operating expenses incurred by recent acquisitions. The Products and Systems segment year-on-year operating expenses declined by $0.7 million, due primarily to actions taken to reduce its cost base.

Nine Months

For the nine months ended February 28, 2015, income from operations exclusive of acquisition-related costs decreased $3.6 million or 14%, compared with the prior year. As a percentage of revenues, income from operations excluding acquisition-related items was 4% and 6% for the first half of fiscal 2015 and 2014, respectively.

Operating expenses increased by $15.3 million, or 16% compared with the prior year’s first nine months, and by $16.8 million, or 17%, excluding acquisition-related items. This increase was driven by the Services segment, which incurred a year-on-year operating expense increase of $13.9 million or 27%, exclusive of acquisition-related charges. Operating expenses incurred by recently acquired companies accounted for $10.5 million of this increase. Corporate operating expenses increased $3.0 million or 25%, exclusive of acquisition-related charges primarily due to higher salary and benefits expenses due to growth, increased share-based compensation expense and the unfavorable impact of foreign exchange rates.

Interest Expense

Interest expense was approximately $1.2 million and $0.8 million for the third quarters of fiscal 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings in the third quarter of fiscal 2015. Interest expense was approximately $3.4 million and $2.3 million for the first nine months of fiscal 2015 and 2014, respectively. The increase was primarily related to an increase in average borrowings in the first nine months of fiscal 2015.

Income Taxes

The Company’s effective income tax rate was approximately 35% and 45% for the third quarter of fiscal 2015 and 2014, respectively. The decrease was primarily due to the impact of discrete items, partially offset by an increase in the projected annual tax rate. The Company’s effective income tax rate was approximately 38% and 37% for the first nine months of fiscal 2015 and 2014, respectively. The increase was primarily due to a lower proportion of income from various foreign jurisdictions that carry lower tax rates and higher state income taxes, partially offset by lower permanent tax differences.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Nine months ended February 28,
	2015	2014
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$34,317	$22,589
Investing Activities	(46,433)	(30,261)
Financing Activities	15,511	11,251
Effect of exchange rate changes on cash	(30)	(1,431)
Net change in cash and cash equivalents	$3,365	$2,148

Cash Flows from Operating Activities

During the nine months ended February 28, 2015, cash provided by our operating activities was $34.3 million, an increase of $11.7 million from the comparable period of fiscal 2014. The improvement was primarily attributable to a $25.4 million improvement in the collections of accounts receivable, offset in part by incremental net outflows of $15.0 million related to accounts payable, and accrued expenses and other liabilities.

Cash Flows from Investing Activities

During the nine months ended February 28, 2015, cash used in investing activities was $46.4 million, an increase of $16.2 million over the comparable period of the prior fiscal year, principally due to acquisitions totaling $35.0 million, net of cash acquired, which also represented an increase of $15.9 million over the prior year. Cash used in investing activities also included purchases of property, plant and equipment of $11.8 million. The Company generated free cash flow, (a non-GAAP measurement defined as operating cash flow reduced by capital expenditures), of $22.5 million, compared with $10.9 million in the prior year’s comparable period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15.5 million for the nine months ended February 28, 2015, an increase of $4.3 million from the comparable period of fiscal 2014. The increase was driven by net borrowings of $35.5 million from our revolving credit facility, offset by repayments of debt, capital lease and contingent consideration obligations of approximately $20 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was less than $0.1 million and $(1.4) million for the nine months ended February 28, 2015 and 2014, respectively.

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

As of February 28, 2015, we had cash and cash equivalents totaling $13.4 million and available borrowing capacity of $73.6 million under our Credit Agreement with borrowings of $96.7 million and $4.7 million of letters of credit outstanding. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of February 28, 2015, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

Other than the amendment to the Credit Agreement, discussed above under “Liquidity and Capital Resources- Cash Balance and Credit Facility Borrowings”, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2014 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended February 28, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes

Critical Accounting Policies and Estimates

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter pursuant to the surrender of shares by employees to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units.

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
December 31, 2014	—	$—
January 31, 2015	1,706	$20.49
February 28, 2015	—	$—

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

Date: April 9, 2015