Form 10-K
period 2015-05-31
Mistras Group, Inc.
filed 2015-08-12
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of November 30, 2014, based upon the closing price of the common stock as reported by New York Stock Exchange on such date was approximately $294.1 million.

As of August 1, 2015, a total of 28,703,320 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended May 31, 2015. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

Our Business

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services,  proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions. As of May 31, 2015, we had approximately 5,700 employees, in approximately 120 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

•
destructive testing (DT), a definitive discipline in material testing, taking specimens through to mechanical failure while examining a host of factors. Hardness, stiffness and strength are a few key indicators drawn from destructive tests per customer specifications. DT is a strength of our subsidiary, Mistras-GMA in Germany, which specializes in an array of destructive testing applications utilized throughout the materials selection and approval process in the aerospace, automotive, chemical, oil and gas and power generation industries.

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

•
in-house testing services: Mistras’ in-house inspection services provide cost-effective, efficient solutions that improve the integrity and lifespan of critical assets featuring a dynamic suite of testing and inspection services. With a network of 15 in-house laboratories, Mistras provides a one-stop shop for traditional (NDT), advanced non-destructive testing (ANDT), and destructive testing (DT) of materials and fabricated structures by offering a complete inspection package — from preparation and production all the way to post-processing. These capabilities are available through our state-of-the-art testing equipment and expertise in our grid of in-house testing laboratories across the U.S.A., Canada and Europe;

•
full range of engineering consulting services to the downstream and renewable energy sectors that includes plant operations support covering both process and equipment technologies; project planning, management and execution; expert testimony and technical training; and

•
ultra high pressure water blasting & painting in place of sand blasting used on off shore oil and gas platforms and land based refinery and chemical fixed equipment, and offering NDT inspection while in post cleaning mode.

Our labs hold a wide variety of certifications that allow them to perform inspections to meet or exceed stringent regulatory requirements, such as: NADCAP, AS9100/ISO-9001, FAA Repair Station and ITAR/EAR. With these certifications comes a comprehensive range of approvals from prime contractors of major projects, the military, and internationally renowned products and systems manufactures from aerospace to nuclear energy; transportation to petrochemical industries.

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

We generated revenues of $711.3 million, $623.5 million and $529.3 million, net income of $16.1 million, $22.5 million and $11.6 million and, and adjusted EBITDA of $71.7 million, $70.4 million and $68.3 million for fiscal 2015, 2014 and 2013, respectively. An explanation of adjusted EBITDA and a reconciliation of these amounts to net income are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For fiscal 2015, we generated approximately 75% of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 33%, 38% and 34% of our revenues during fiscal 2015, 2014 and 2013, respectively.

Asset Protection Industry Overview

Asset protection is a large and rapidly growing industry that consists of NDT inspection, DT inspection, PdM and MI services and inspection data management and analysis. NDT plays a crucial role in assuring the operational and structural integrity and reliability of critical infrastructure without compromising the usefulness of the tested materials or equipment. The evolution of NDT services, in combination with broader industry trends, including increased asset utilization and aging of infrastructure, the desire by companies to extend the useful life of their existing infrastructure, new construction projects, enhanced government regulation and the shortage of certified NDT professionals, have made NDT an integral and increasingly outsourced part of many asset-intensive industries. Well-publicized industrial and public infrastructure failures and accidents such as the Deepwater Horizon oil spill in the Gulf of Mexico and the I-35W Mississippi River bridge collapse in Minnesota, and a number of recent refinery accidents continues to raise the level of safety and environmental awareness of regulators, while owners and operators are recognizing the benefits that asset protection solutions can provide.

Historically, NDT solutions predominantly used qualitative testing methods aimed primarily at detecting defects in the tested materials. This methodology, which we categorize as “traditional NDT,” is typically labor intensive and, as a result, considerably dependent upon the availability and skill level of the certified technicians, engineers and scientists performing the inspection services. The traditional NDT market has been highly fragmented, with a significant number of small vendors providing inspection services to divisions of companies or local governments situated in close proximity to the vendor’s field inspection engineers and technicians. The trend over the past several years, however, is for customers to look for a select few vendors capable of providing a wider spectrum of asset protection solutions for global infrastructure that we call “one source”. This shift in underlying demand, which began in the early 1990s and has accelerated more recently, has contributed to a transition from traditional NDT solutions to more advanced solutions that employ automated digital sensor technologies and accompanying enterprise software, allowing for the effective capture, storage, analysis and reporting of inspection and engineering results electronically and in digital formats. These advanced techniques, taken together with advances in wired and wireless communication and information technologies, have further enabled the development of remote monitoring systems, asset-management and predictive maintenance capabilities and other data analytics and management. We believe that as advanced asset protection solutions continue to gain acceptance among asset-intensive organizations, those vendors offering broad, complete and integrated solutions, scalable operations and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, and lead the opportunity to create significant recurring revenues.

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

•
Increasing Asset and Capacity Utilization. Due to to the dynamic fluctuating energy prices, the availability of new and inexpensive sources of raw materials, high repair and replacement costs and the limited construction of new infrastructure, existing infrastructure in some of our target markets is being used at higher capacities, causing increased stress and fatigue that accelerate deterioration. These dynamic prices and costs also motivate our customers to complete repairs, maintenance, replacements and upgrades more quickly. For example, increasing demand for refined petroleum products, combined with high plant utilization rates, is driving refineries to upgrade facilities to make them more efficient and expand capacity. In order to sustain high capacity utilization rates, customers are increasingly using asset protection solutions to efficiently ensure the integrity and safety of their assets. Implementation of asset protection solutions can also lead to increased productivity as a result of reduced maintenance-related downtime.

•
Increasing Corrosion from Low-Quality Inputs. The increased availability and low cost of crude oil from areas such as shale plays and oil sands resources have led to the use of lower grade raw materials and feedstock used in refinery and power generation processes. These lower grade raw materials and feedstock, especially in the case of the refining process involving petroleum with higher sulfur content, can rapidly corrode the infrastructure with which they come into contact, which in turn increases the need for asset protection solutions to identify such corrosion and enable infrastructure owners to proactively combat the problems caused by such corrosion.

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

•
Meeting Safety Regulations. Owners and operators of infrastructure assets increasingly face strict government regulations and safety requirements. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by Occupational Safety and Health Administration (OSHA) and other regulators, higher insurance premiums and tarnished corporate brand value. There have been several industrial accidents, including explosions and fires, in recent years. These accidents created significant damage to the reputation of refineries and coupled with concern by owners, led OSHA to strengthen process safety enforcement standards with the continued implementation of the National Emphasis Program (NEP) that also extends to chemical plants for compliance with applicable regulations. As a result, these owners and operators are seeking highly reliable asset protection suppliers with a proven track record of providing asset protection services, products and systems to assist them in meeting these increasingly stringent regulations.

•
Expanding Addressable End-Markets. Advances in NDT sensor technology and asset protection software based systems, and the continued emergence of new technologies, are creating increased demand for asset protection solutions in applications where existing techniques were previously ineffective. Further, we expect increased demand in relatively new markets, such as automotive component suppliers and the pharmaceutical and food processing industries, where infrastructure is now beginning to age to a point where significant maintenance may be required.

•
Expanding Addressable Geographies. We believe that incremental demand will continue to come from international markets, including Western and Eastern Canada, Asia, Europe and parts of Latin America. Specifically, as companies and governments in these markets build and maintain infrastructure and applications that require the use of asset protection solutions, we believe demand for our solutions will increase.

We believe that the market available to us will continue to grow as a result of these macro-market trends.

Our Target Markets

Overview

Mistras operates in a highly competitive, but fragmented market. Our primary competitors are divisions of large companies, and many of our other competitors remain to be small independent local companies which may be, limited to a specific product, service or technology and focused on a niche market or geographic region. We focus our strategic sales, marketing and product development efforts on a range of infrastructure-intensive based industries and governmental authorities. In general, our largest markets in broad terms are energy-related infrastructure where we perform fitness for service inspection and engineering based services on fixed and rotating assets.

There are strong economic indicators that continue to drive our business, especially in the U.S. domestic markets as indicated by the Energy Information Administration (EIA);

•	Growth in U.S. energy production-led by crude oil and natural gas-and only modest growth in demand reduces U.S. reliance on imported energy supplies

•
Growing domestic production of natural gas and oil continues to reshape the U.S. energy economy, largely as a result of rising production from tight formations, but the effect has varied substantially based on resources and technology.

•
The United States transitions from being a modest net importer of natural gas to a net exporter by 2017. U.S. export growth continues after 2017, with net exports in 2040 ranging from 3.0 trillion cubic feet (Tcf) in the Low Oil Price case to 13.1 Tcf in the High Oil and Gas Resource case.

•	Industrial production expands over the next 10 to 15 years as the competitive advantage of low natural gas prices provides a boost to the industrial sector with increasing natural gas use.

U.S. oil production has grown rapidly in recent years. U.S. EIA data, which reflect combined production of crude oil and lease condensate, show a rise from 5.6 million barrels per day (bbl/d) in 2011 to 7.5 million bbl/d in 2013, and a record 1.2 million bbl/d increase to 8.7 million bbl/d in 2014. Increasing production of light crude oil in low-permeability or tight resource formations in regions like the Bakken, Permian Basin, and Eagle Ford (often referred to as light tight oil) account for nearly all the net growth in U.S. crude oil production.
EIA's latest Short-Term Energy Outlook, issued in May 2015, reflects continued production growth in 2015 and 2016, albeit at a slower pace than in 2013 and 2014, with U.S. crude oil production in 2016 forecast to reach 9.2 million bbl/d.
In addition, the EIA data expects the U.S. to transition from a net importer of 1.3 trillion cubic feet (Tcf) of natural gas in 2013 (5.5% of the 23.7 Tcf delivered to consumers) to a net exporter in 2017. Net exports are expected to continue to grow after 2017, to a 2040 range between 3.0 and 13.1 Tcf, and liquefied natural gas (LNG) exports may reach 3.4 Tcf in 2030 and remain at that level through 2040, when they account for 46% of total U.S. natural gas exports. The growth in U.S. LNG exports is supported by differences between international and domestic natural gas prices. LNG supplied to international markets is primarily priced on the basis of world oil prices, among other factors. This results in significantly higher prices for global LNG than for domestic natural gas supply, particularly in the near term.

From a global perspective the trends remain positive showing a significant increase in the demand for energy. The following represent the expected level of energy investment needs to the year 2035 to meet those demands as released in the 2014 World Energy Investment Outlook from the International Energy Agency (IEA).

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

•
Over the period to 2035, the investment required each year to meet the world’s energy needs is expected to rise steadily towards $2.0 trillion and annual spending on energy efficiency increases to $550 billion. This is expected to result in a cumulative global investment of more than $48 trillion over this 20 year period.

•
Energy supply investment is dominated by the needs of the power sector ($16.4 trillion), followed by oil ($13.7 trillion) and gas ($8.8 trillion). More than half of this is needed just to maintain energy supply at today’s levels.

Our largest market is energy-related infrastructure. We focus our sales, marketing and product development efforts on a range of infrastructure-intensive industries and governmental authorities. With our portfolio of asset protection services, engineering, products and systems, we can effectively serve our customer base throughout the lifecycle of their assets, beginning at the design stage, through the design, construction and maintenance phases and, as necessary, through the decommissioning of their infrastructure.

There has also been a renewed interest in energy alternatives to traditional fossil fuels. This has resulted from an increase in world energy demand and prices from 2003 to mid-2014, and concerns about the environmental consequences of greenhouse gas emissions. In addition, the discovery of large shale gas reserves, which are considered by some as a clean energy alternative, has driven the increase in the use of natural gas to fuel gas turbines in combined cycle power generation plants.

Long-term prospects continue to improve for generation from both nuclear and renewable energy sources, supported by government incentives, demand and by higher fossil fuel prices.

The outlook for coal in the U.S. has been be altered substantially by additional constraints and legislation reducing and limiting the release of greenhouse gas emissions related to fossil fuels. There is a progressive shift from traditional gas energy to unconventional gas energy sources. According to the EIA report, very little new coal-fired capacity-and no new oil-fired capacity- will be built through 2040. Most generating fuel costs are attributed to coal and natural gas. In 2013, coal made up 44% of total generation fuel costs, and natural gas made up 42%. The EIA report expects that in 2040, coal will make up only 35% of total fuel costs, compared with 55% for natural gas. Oil, which is the most expensive fuel for generation, accounted for 6% of the total generating fuel costs in 2013 and from 2019 through 2040 is expect to account for only 3% of the total. Nuclear fuel accounts for 6% to 8% of electricity generation fuel costs throughout this period.

Revenue by Target Market

The following chart represents the percentage of consolidated revenues we generated from our various markets for fiscal 2015:

Mistras Revenues by Target Market
(Fiscal 2015)

All Other
2%
Aerospace & Defense
12%
Infrastructure,
Research &
Engineering
5%
Industrial
11%
Other Process
Industries
9%
Power Generation and
Transmission
9%
Oil and Gas
52%
Downstream 24%
Upstream 15%
Midstream 12%
Petrochemical 1%

Oil and Gas

Because oil, gas, and coal are expected to continue to be the primary energy sources, the energy industry will have to continue increasing the supply of these fuels to meet this increasing demand. In addition, there were approximately 657 crude oil refineries in the world, with 142 refineries operating in the United States. Fluctuating high energy prices are driving consistently high utilization rates at these facilities. With aging infrastructure and growing capacity constraints, asset protection continues to grow as an indispensable tool in maintenance planning, quality control and prevention of catastrophic failure in refineries and petrochemical plants. Recent low oil and lower fossil fuel input prices have placed additional pressure on industry participants to increase capacity, focus on production efficiency and cost reductions and shorten shut-down time or “turnarounds.” Asset protection solutions are used for both off-stream inspections, or inspection when the tested infrastructure is shut-down, and increasingly, on-stream inspections, or inspection when the tested infrastructure is operating at normal levels. While we expect off-stream inspection of vessels and piping during a plant shut-down or turnaround to remain a routine practice by companies in these industries, we expect the areas of greatest future growth to occur as a result of on-stream inspections and monitoring of facilities, such as offshore platforms, transport systems and oil and gas pipeline transmission lines, because of the substantial opportunity costs of shutting them down. On-stream inspection enables companies to avoid the costs associated with shutdowns during testing while enabling the economic and safety advantages of advanced planning or predictive maintenance.

Power Generation and Transmission

Asset protection in the power industry has traditionally been associated with the inspection of high-energy, critical steam piping, boilers, rotating equipment, and various other plant components (balance of plant), utility aerial man-lift devices, large transformer testing and various other applications for nuclear and fossil-fuel based power plants. We believe that in recent years the use of asset protection solutions has grown rapidly in this industry due to the aging of critical power generation and transmission infrastructure. For instance, the average age of a nuclear power plant in the United States is over 30 years. Also driving this segment is the large conversion of tradition coal plants to cleaner burning and more efficient natural gas fired power plants. Furthermore, global demand for power generation and transmission has grown rapidly and is expected to continue, primarily as a result of the energy needs of emerging economies such as China and India. The areas of traditional power generation and transmission on which we focus our efforts are natural gas, fossil, nuclear, alternative, renewable, and wind.

Process Industries

The process industries, or industries in which raw materials are treated or prepared in a series of stages, include chemicals, pharmaceuticals, food processing, paper and pulp and metals and mining, have a need for our products and services. As with oil and gas processing facilities, chemical processing facilities require significant spending on maintenance and monitoring. Given their aging infrastructure and high utilization requirements, growing capacity constraints and increasing capital costs, we believe asset protection solutions will continue to grow in importance in maintenance planning, quality and cost control and prevention of catastrophic failure in the chemicals industry. Although the pharmaceuticals and food processing industries have historically not employed asset protection solutions as much as other industries, these industries are increasing the use of asset protection solutions throughout their manufacturing and other processes.

Public Infrastructure, Research and Engineering

We believe that high profile infrastructure catastrophes, such as the collapse of the I-35W Mississippi River Bridge in Minneapolis and others since, have caused public authorities to more actively seek ways to prevent similar events from occurring. Public authorities tasked with the construction of new, and maintenance of existing, public infrastructure, including bridges and highways, increasingly use asset protection solutions to test and inspect these assets. Importantly, these authorities now employ asset protection solutions throughout the life of these assets, from their original design and construction, with the use of embedded sensing devices to enable on-line monitoring, through ongoing maintenance requirements. With more than 143,000 bridges in the United States, almost 25 percent of all bridges, classified as structurally deficient or functionally obsolete by the Federal Highway Agency (FHWA), the need for structural health monitoring is significant. An immediate “cost-beneficial” investment aimed at replacing or repairing deficient bridges may cost as much as $76 billion, according to the U.S. Department of Transportation.

This is a target market for our application technology and experience. Over the last ten years, we have provided testing and health monitoring on hundreds of bridges and structures worldwide, among which include some of the largest and well-known bridges in the United Kingdom, California, Pennsylvania and the greater New York metropolitan area. Commencing in fiscal 2011, we provided a continuous on-line Structural Health Monitoring System to the California Department of Transportation that monitored structural integrity of the San Francisco Oakland Bay Bridge while a new bridge was being contracted in parallel to it. We continue to provide these monitoring services worldwide. We continue to develop products today that incorporate low power energy electronic technology as a result of a $6.9 million project awarded to us and several universities in 2009 under the National Institute of Standards and Technology (NIST) Innovation Program that was intended to bring a transformational impact in the area of civil infrastructure structural health monitoring using affordable self-powered wireless sensors, data collectors and energy harvesting products.

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

Aerospace and Defense

The operational safety, reliability, structural integrity and maintenance of aircraft and associated products is critical to the aerospace and defense industries. Industry participants increasingly use asset protection solutions to perform inspections upon delivery, and also periodically employ asset protection solutions during the operational service of aircraft, using advanced ultrasonic immersion systems or digital radiography in order to precisely detect structural defects. Industry participants also use asset protection solutions for the inspection of advanced composites found in new classes of aircraft, x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures, corrosion detection and on-board monitoring of landing gear and other critical components. We expect increased demand for our solutions including our destructive testing business from the aerospace industry to result from wider use of these advanced composites and distributed on-line sensor networks and other embedded analytical applications built into the structure of assets to enable real-time performance monitoring and condition-based maintenance. We serve this rapidly growing target market by providing our state of the art fully integrated inspection systems to original equipment manufacturers (OEMs). For the OEM that prefers to outsource this inspection, we provide a full range of in-house services through our four regional facilities that combined have eighteen immersion inspection tank systems and two gantry systems. These facilities have obtained numerous accreditations and certifications required to meet the stringent inspection criteria that the aerospace industry demands.

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

Our Competitive Strengths

We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:

•
One Source Provider for Asset Protection Solutions® Worldwide. We believe we have the most comprehensive portfolio of proprietary and integrated asset protection solutions, including inspection and engineering services, products and systems worldwide, which positions us to be the leading single source provider for a customer’s asset protection requirements. Through our network of approximately 120 offices, supplemented by independent representatives in 16 countries around the world, we offer an extensive portfolio of solutions that enables our customers to consolidate all their inspection and maintenance requirements and the associated data storage and analytics on a single system that spans the customers’ entire enterprise.

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

•
Repository of Customer-Specific Inspection Data. Our enterprise data management and analysis software, PCMS, enables us to capture, warehouse, manage and analyze our customers’ testing and inspection data in a centralized relational database. As a result, we have accumulated large amounts of proprietary process data and information that allows us to provide our customers with value-added services, such as benchmarking, risk-based inspection, reliability centered maintenance solutions including predictive maintenance, inspection scheduling, data analytics and regulatory compliance.

•
Proprietary Products, Software and Technology Packages. We have developed systems that have become the cornerstone of several high value-added unique NDT applications, such as those used for the testing of above-ground storage tanks (the TANKPAC® technology package). These proprietary products allow us to efficiently and effectively provide highly valued solutions to our customers’ complex applications, resulting in a significant competitive advantage. In addition to the proprietary products and systems that we sell to customers on a stand-alone basis, we also develop a range of proprietary sensors, instruments, systems and software used exclusively by our Services segment.

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

•
Collaborating with Our Customers. Our asset protection solutions have historically been designed in response to our customers’ unique performance specifications and are supported by our proprietary technologies. Important technology packages, such as TANKPAC for tank floor corrosion detection and Acoustic Turbine Monitoring System (ACTMS), were developed in close cooperation and partnership with key Mistras customers. Our sales and engineering teams work closely with our customers’ research and design staff during the design phase in order to incorporate our products into specified infrastructure projects, as well as with facilities maintenance personnel to ensure that we are able to provide the asset protection solutions necessary to meet these customers’ changing demands.

•
Experienced Management Team. Our management team has a track record of leadership in NDT, DT, PdM and engineering services, averaging over 20 years’ experience in the industry. These individuals also have extensive experience in growing businesses organically and in acquiring and integrating companies, which we believe is important to facilitate future growth in the fragmented asset protection industry. In addition, our senior managers are supported by highly experienced managers who are responsible for delivering our solutions to customers.

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

•
Expand Our Customer Base into New End Markets. We believe we have significant opportunities to expand our customer base in relatively new end markets, including nuclear, wind turbine and other alternative energy and natural gas transportation industries and the market for public infrastructure, such as highways and bridges. The expansion of our addressable markets is being driven by the increased recognition and adoption of asset protection services, products and systems, and new NDT technologies enabling further applications in industries such as healthcare and compressed and liquefied natural gas transportation, and the aging of infrastructure, such as construction and loading cranes and ports, to the point where visual inspection has proven inadequate and new asset protection solutions are required. We expect to continue to expand our global sales organization, grow our inspection data management and data mining services and find new high-value applications. As companies in these emerging end markets realize the benefits of our asset protection solutions, we expect to expand our leadership position by addressing customer needs and winning new business.

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

•
International. This segment offers services, products and systems similar to those of our Services and Products and Systems segments to global markets, in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by our Products and Systems segment.

For discussion of segment revenues, operating results and other financial information, including geographic areas in which we recorded revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as Note 20 - Segment Disclosure in the notes to consolidated financial statements in Item 8 of this Report.

Our Solutions

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services,  and our world class enterprise inspection database management and analysis  software PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. We deliver our solutions through a combination of services and products and systems.

Our Services

Our Services segment provides a range of testing and inspection services to a diversified customer base across energy-related, industrial and public infrastructure industries. We either deploy our services directly at the customer’s location or through our own extensive network of field testing facilities. Our footprint allows us to provide asset protection solutions through local offices in close proximity to our customers, permitting us to keep response time, and travel, living and per diem costs to a minimum, while maximizing our ability to develop meaningful, collaborative customer relationships. Examples of our comprehensive portfolio of services include: testing components of new construction as they are built or assembled; providing corrosion monitoring data to help customers determine whether to repair or retire infrastructure; providing material analysis to ensure the integrity of infrastructure components; and supplying non-invasive on-stream techniques that enable our customers to pinpoint potential problem areas prior to failure. In addition, we also provide services to assist in the planning and scheduling of resources for repairs and maintenance activities. Our experienced inspection professionals perform these services, supported by our advanced proprietary software and hardware products. Examples of our services are discussed below.

Traditional NDT Services

Our certified personnel provide a range of traditional inspection services. For example, our visual inspections provide comprehensive assessments of the condition of our customers’ plant equipment during capital construction projects and maintenance shutdowns. Of the broad set of traditional NDT techniques that we provide, several lend themselves to integration with our other offerings and often serve as the initial entry point to more advanced customer engagements. For example, we provide a comprehensive program for the inspection of above-ground storage tanks designed to meet stringent industry standards for the inspection, repair, alteration and reconstruction of oil and petrochemical storage tanks. This program includes magnetic flux exclusion for the rapid detection of floor plate corrosion, advanced ultrasonic systems and leak detection of floor defects, remote ultrasonic crawlers for shell and roof inspections and trained, certified inspectors for visual inspection and documentation.

Advanced NDT Services

In addition to traditional NDT services, we provide a broad range of proprietary advanced NDT services that we offer on a stand-alone basis or in combination with software solutions such as our proprietary enterprise inspection data management and plant condition monitoring software and systems (PCMS). We also provide on-line monitoring capabilities and other solutions that enable the delivery of accurate and real-time information to our customers. Our advanced NDT services require more complex equipment and more skilled inspection professionals to operate this equipment and interpret test results. Some of the technologies and techniques we use include automated ultrasonic testing, guided ultrasonic long wave testing, phased array ultrasonic testing, risk-based inspection (RBI), computed and digital radiography, among others.

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

As a result of the information captured by PCMS and its risk-based inspection software module, we are able to provide a professional service known as “Mechanical Integrity Gap Analysis” for process facilities. Our Mechanical Integrity Gap Analysis service offers insight into the level of plant readiness, how best to manage and monitor the integrity of process facility assets, and how to extend the useful lives of such assets. Our Mechanical Integrity Gap Analysis service also assists customers in benchmarking and managing their infrastructure through key performance indicators and other metrics.

Destructive Testing Services

We provide a wide range of Destructive testing (DT) services. Hardness, stiffness and strength are a few key indicators drawn from destructive tests per customer specifications. DT is a strength of our subsidiary, Mistras-GMA in Germany, which specializes in an array of destructive testing applications utilized throughout the materials selection and approval process in the aerospace, automotive, chemical, oil and gas and power generation industries. Example testing includes:

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

Our Products and Systems

We provide a range of acoustic emission (AE) products and are a leader in the design and manufacture of AE sensors, instruments and turn-key systems used for monitoring and testing materials, pressure components, processes and structures. Though we principally sell our products as a system, which includes a combination of sensors, an amplifier, signal processing electronics, knowledge-based software and decision and feedback electronics, we can also sell these as individual components to certain customers that have the in-house expertise to perform their own services. Our sensors “listen” to structures and materials to detect real-time AE activity and to determine the presence of active corrosion, crack propagation and other structural flaws in the inspected materials. Such components include pressure vessels, storage tanks, heat exchangers, piping, turbine blades and reactors.

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

We design, manufacture and market a complete line of ultrasonic equipment. While AE technology detects flaws and pinpoints their location, our UT technology has the ability to size defects in three-dimensional geometric representations. Our line of UT systems include various Automated UT scanners, our unique portable UT handheld and tablet systems with motion control to run our many inspection scanners, and our immersion systems ranging from small bench top units to large UT systems over 55 feet long and large production unit gantry systems.

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

Technology Solutions

In order to address some of the more common problems faced by our customers, we have developed a number of robust technology solutions. These packages generally allow more rapid and effective testing of infrastructure because they minimize the need for service professionals to customize and integrate asset protection solutions with the infrastructure and interpret test results. These packaged solutions use proprietary and specialized testing procedures and hardware, advanced pattern recognition, neural network software and databases to compare test results against our prior testing data or national and international structural integrity standards. One such package is our ACTMS (Acoustic Combustion Turbine Monitoring System), an on-line system to detect stator blade cracks in gas turbines. Others include TANKPAC for tank inspections, POWERPAC for monitoring discharges in critical power grid transformers, and the AMS boiler tube leak detection and location monitoring system.

Software Solutions

Our software solutions are designed to meet the demands of our customers inspection data management, risk management, data analysis and asset integrity management requirements. We address these requirements using best in class database management systems and applying enterprise based inspection and data management applications. We apply our comprehensive portfolio of customized Acoustic Emission and Ultrasonic application-specific software products to cover a broad range of materials testing and analysis methods, for neural networks, pattern recognition, wavelet analysis and moment tensor analysis. Some of the key software solutions we offer include:

•	PCMS enterprise software: A leading inspection data management system for supporting asset protection and reliability

•
ISOTRAC: A multiphase methodology to illustrate in 3-D each element of a plant to help develop an overall asset integrity management program that meets or exceeds compliance with current MI standards and regulations

Our PCMS application is an enterprise software system that allows for the collection, storage and analysis of data as captured by our testing and inspection products and services and convert it to valuable information for our plant personnel and plant management. PCMS allows our customers to design and develop asset integrity management monitoring plans that include:

•	optimal systematic testing schedules for their infrastructure based on real-time data captured by our sensors;

•
alerts that notify customers when to perform special testing services on suspect areas, enabling them to identify and resolve flaws on a timely basis by using our PCMS risk-based inspection (RBI) software module; and

•	schedules for the maintenance and retirement of assets.

PCMS also offers advantages by allowing the information it develops and stores to be organized, linked and synchronized with enterprise software systems such as SAP and IBM’s Maximo. We believe PCMS is one of the more widely used plant condition management software systems in the world. We estimate that more than 40% of U.S. refineries, by capacity, currently use PCMS. This provides us not only with recurring maintenance and support fees, but also marketing opportunities for additional software, asset integrity management and other asset protection solutions. PCMS has also been chosen and installed by leading midstream pipeline energy companies and major energy companies in Canada and Europe.

We also offer other software solutions, such as our Advanced Data Analysis Pattern Recognition and Neural Networks Software (NOESIS), which enables our AE experts to develop automated remote monitoring systems for our customers, and our Loose Parts Monitoring Software (LPMS), which is a software program for monitoring, detecting and evaluating metallic loose parts in nuclear reactor coolant systems in accordance with strict industry standards.

Engineering and Consulting Services

In addition to software and advanced technologies, Mistras also provides professional engineering and consulting services that is organized under our Asset Integrity Management Services (AIMS) group. Asset integrity management refers to the management system that enables plant owners to maintain the integrity of its assets in a fit for service condition for the desired life of the assets, as well as optimize the assets that are part of a process unit. Our engineering and consulting support capabilities include plant operations support, turn-around planning, project planning, management and execution, facilities planning studies, engineering design, safety reviews, plant operations improvement and optimization evaluations, and technical training

On-line Monitoring

Our on-line monitoring offerings combine all of our asset protection services, products and systems. We provide temporary, periodic and continuous monitoring of static infrastructures such as bridges, pipes, and transformers, as well as dynamic or rotating assets such as pumps, motors, gearboxes, steam and gas turbines. Temporary monitoring is typically used when there is a known defect or problem and the condition needs to be monitored until repaired or new equipment can be placed in service. Periodic monitoring, or “walk around” monitoring, is used as a preventative maintenance tool to take machine and device readings, on a periodic basis, to observe any change in the assets’ condition, such as increased vibration or unusual heat buildup and dissipation. Continuous monitoring is applied “24/7” on critical assets to observe the earliest onset of a defect and to track its progression to avoid catastrophic failure.

Centers of Excellence

Another differentiator in our business model is the formation of our Centers of Excellence (COEs), which we consider to be incubators of inspection technology. The COEs are focused around target applications in our key market segments. They are supported by subject matter experts that will engage in strategic sales opportunities offering customers value-added solutions using advanced technologies and methods providing oversight, management and consultation. The COEs have a blueprint for their areas that can be replicated throughout the world by delivering procedures, equipment, reports, certifications, etc. ensuring a standardized approach to implementation yielding higher margin business.

Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer accounted for 10% or more of our revenue in fiscal 2015 and 2014 and one customer accounted for 11% of our revenues in fiscal 2013. Our relationship with that customer is comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within their broad organization. We conduct business with various divisions or affiliates of the organization through numerous contracts covering many segments of its business including downstream (refinery), midstream (pipelines) and upstream (exploration). These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided. Most contracts are based on time and materials.

Geographic Areas

We conduct our business in 16 different countries. Our revenues are primarily derived from our U.S., Canadian and European operations. See Note 20 — Segment Disclosure to the consolidated financial statements in this report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

Seasonality

Our business is seasonal. This seasonality relates primarily to our Services segment. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the second and fourth fiscal quarters, our cash flows are lower in those quarters than in our first and third quarters, as collections of receivables lag behind revenues. For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. Our quarterly Services segment revenues for fiscal 2015, as a percentage of total Services revenues for fiscal 2015, were 22% (first quarter), 30% (second quarter), 23% (third quarter), and 25% (fourth quarter). We expect that this seasonality will continue.

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

Sales and Marketing

We sell our asset protection solutions through our experienced and highly trained direct sales and marketing teams within all of our offices worldwide. In addition, our project and laboratory managers as well as our management are trained on our solutions and often are the source of sales leads and customer contacts. Our direct sales and marketing teams work closely with our customers’ research and design personnel, reliability engineers and facilities maintenance engineers to demonstrate the benefits and capabilities of our asset protection solutions, refine our asset protection solutions based on changing market and customer needs and identify potential sales opportunities. We divide our sales and marketing efforts into services sales, products and systems sales and marketing and utilize a robust CRM system to collect, manage and collaborate customer information with our teams globally. Our CRM also provides critical data to provide accurate forecasting and reporting.

Manufacturing

Most of our hardware products are manufactured in our Princeton Junction, New Jersey facility. Our Princeton Junction facility includes the capabilities and personnel to fully produce all of our AE products, NDT Automation Ultrasonic equipment and

Vibra-Metrics vibration sensing products and systems. We recently expanded our manufacturing facilities to handle the assembly and manufacturing of our larger UT systems due to growth in this segment. Certain other hardware is manufactured by a third party and then loaded by us with our proprietary software. We also design and manufacture automated ultrasonic systems and scanners in France.

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

As of May 31, 2015, we held 5 patents (by direct ownership or exclusive licensing), all in the United States, which will expire at various times between fiscal 2017 and 2026, and license certain other patents. However, we do not principally rely on these patents or licenses to provide our proprietary asset protection solutions. Our trademarks and service marks provide us and our products and services with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.

As of May 31, 2015, the primary trademarks and service marks that we held in the United States included Mistras® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include PCMS®, Physical Acoustics Corporation and the PAC logo, Ropeworks®, NOESIS, Pocket AE®, Pocket UT®, AEwin®, AEwinPost, UTwin®, UTIA, LST, Vibra-Metrics®, Field CAL®, MONPAC, PERFPAC, TANKPAC® , Valve-Squeak®,VPAC, POWERPAC, Sensor Highway, QSL, NDT Automation, and One Source for Asset Projection Solutions®.

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

Research and Development

Our research and development is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including France, Greece, and the United Kingdom, who have other primary responsibilities. Our total professional staff includes employees who hold Ph.D.’s and engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing.

We work with customers to develop new products or applications for our technology. Research and development expenses are reflected on our consolidated statements of income as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.5 million, $3.0 million and $2.4 million for fiscal 2015, 2014 and 2013, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. We also have paid research contracts in Greece, Brazil, France, the United Kingdom, and the Netherlands, for various industries and applications, including testing of new composites, detecting crack propagation, wireless and communications technologies, as well as the development of permanently embedded inspection systems using acoustic emission and acousto-ultrasonics to provide continuous on-line in-service full coverage monitoring of critical structural components. Most of the projects are in our target markets; however, a few of the projects could lead to other future market opportunities.

Employees

Providing our asset protection solutions requires a highly-skilled and technically proficient employee base. As of May 31, 2015, we had approximately 5,700 employees worldwide, of which approximately 70% were based in the United States. Less than 10% of our employees in the United States are unionized. We believe that we have good relations with our employees.

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

We received a notice in May 2015 that the U.S. Environmental Protection Agency (“EPA”) performed a preliminary assessment of a leased facility we operate in Cudahy, California. Based upon the preliminary assessment, the EPA would like to conduct an investigation of the site, which would include taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. We have been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of Cudahy facility should be examined along with numerous other sites in the vicinity. At this time, we are not able to determine whether we have any liability in connection with this matter and if so, the amount or range of any such liability.

See “Legal Proceedings” in Item 3 of this report for another environmental matter involving us, which is incorporated herein by reference.

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

Executive Officers

The following are our executive officers and other key employees as of May 31, 2015 and their background and experience:

Name	Age	Position
Sotirios J. Vahaviolos	69	Chairman, President, Chief Executive Officer and Director
Dennis Bertolotti	55	President, Chief Operating Officer, Services
Mark F. Carlos	63	Group Executive Vice President, Products and Systems
Ralph L. Genesi	60	Group Executive Vice President, Marketing and Sales
Michael C. Keefe	58	Executive Vice President, General Counsel and Secretary
Michael J. Lange	55	Group Executive Vice President, Services, and Director
Jonathan H. Wolk	54	Executive Vice President, Chief Financial Officer and Treasurer

Subsequent to May 31, 2105, Michael J. Lange was appointed Vice Chairman and became Group Executive Vice President, Strategic Planning and Business Development. Dennis Bertolotti became Group Executive Vice President, Services America. Ralph Genesi departed the Company after May 31, 2015.

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

Dennis Bertolotti has been with us since we acquired Conam Inspection Services in 2003, where Mr. Bertolotti was a Vice President at the time of the acquisition. Mr. Bertolotti has been in the NDT business for over 29 years, and previously held ASNT Level III certifications and various American Petroleum Institute, or API, certifications, and received his Associate of Science degree in NDT from Moraine Valley Community College in 1983. Mr. Bertolotti has also received a Bachelor of Science and MBA from Otterbein College.

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

Ralph L. Genesi joined Mistras in March of 2009 with more than 25 years of executive management experience in marketing and sales as well as corporate profit and loss responsibility.

Michael C. Keefe joined Mistras in December 2009. Most recently before Mistras, Mr. Keefe worked at International Fight League, a publicly-traded sports promotion company, from 2007 until 2009, initially as Executive Vice President, General Counsel and Corporate Secretary, then becoming the Chief Financial Officer, and eventually its President. From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary, and prior to that was in private practice at McCarter & English, LLP. Before starting his legal career, Mr. Keefe was employed at PricewaterhouseCoopers LLP, and worked in accounting for seven years, becoming a certified public accountant. Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

Michael J. Lange joined Mistras when we acquired Quality Services Laboratories in November 2000, and was elected a Director in 2003. Mr. Lange is a well-recognized authority in Radiography and has held an ASNT Level III Certificate for almost 20 years. Mr. Lange received an Associate of Science degree in NDT from the Spartan School of Aeronautics in 1979.

Jonathan H. Wolk joined us in November 2013. Prior to joining Mistras, he served as Senior Vice President, Chief Financial Officer and Secretary of American Woodmark Corporation from 2004 until August 2013. Prior to American Woodmark, he served as the Chief Financial Officer and Treasurer of Tradecard, Inc., from 2000 to 2004, and was the global controller of GE Capital Real Estate from 1998 to 2000. Mr. Wolk started his career in public accounting at KPMG, received his B.S. in accounting from State University of New York-Albany and is a certified public accountant.

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

ITEM 1A.                                       RISK FACTORS

This section describes the major risks to us, our business and our common stock. You should carefully read and consider the risks described below, together with the other information contained in this Annual Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”(MD&A) before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all risk factors that could impact us. Accordingly, you should not consider the following to be a complete discussion of all risks and uncertainties pertaining to us and our common stock.

Risks Related to Our Business

Our growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates or integrate acquired businesses successfully, which may adversely impact our results.  Furthermore, acquisitions that we do complete could expose us to a number of unanticipated operational and financial risks.

A significant factor in our growth has been and will continue to be based upon our ability to make acquisitions and successfully integrate these acquired businesses.  We intend to continue to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets.  This strategy has provided us with many benefits and has helped fuel our growth, but also carries with it many risks.  Some of the risks associated with our acquisition strategy include:

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

Our ability to undertake acquisitions is limited by our financial resources, including available cash and borrowing capacity. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of substantial additional indebtedness and other expenses, any of which could adversely impact our financial condition and results of operations. Although management intends to: (i) evaluate the risks inherent in any particular transaction, (ii) assume only risks management believes to be acceptable, and (iii) develop plans to mitigate such risks, there are no assurances that we will properly ascertain or accurately assess the extent of all such risks.  Difficulties encountered with acquisitions may adversely impact our business, financial condition and results of operations.

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

In fiscal 2015, 2014 and 2013 we generated approximately 31%, 32% and 31% of our revenues outside the United States, respectively. We may choose to increase our international presence over time. Our primary operations outside the United States are in Canada, Germany, Brazil, the United Kingdom, and France. We also have operations in the Netherlands, India, Belgium and Switzerland. There are numerous risks inherent in doing business in international markets, including:

•	fluctuations in currency exchange rates and interest rates;

•	varying regional and geopolitical business and economic conditions and demands;

•
compliance with applicable foreign regulations and licensing requirements, and U.S. laws and regulation with respect to our business in other countries, including export controls and anti-bribery laws;

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

We engage in marketing efforts in certain emerging markets, such as Brazil, India and China.  Doing business in emerging markets may present additional risks beyond those associated with more developed international markets. For example, in China, we may encounter risks associated with the ongoing transition from state business ownership to privatization. In any emerging market, we may face the risks of inconsistent government policies and encountering sudden currency revaluations.

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 52%, 49% and 50% of our revenues for fiscal 2015, 2014 and 2013, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive approximately half of our revenues from this industry. While our services are vital to the operators of plants and refineries, economic slowdowns or reductions in petroleum prices could result in cut backs in contracts for our services. If the oil and gas industry were to suffer a prolonged or significant downturn, our revenues, profits and cash flows may be reduced. Please refer to the discussion in the MD&A regarding the impact on our business of the reduction in oil prices in the second half of fiscal 2015. While we continue to expand our market presence in the power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns.

We expect to continue expanding and our success depends on how effectively we manage our growth.

We expect to continue experiencing growth in the number of employees and the scope of our operations. To effectively manage our anticipated future growth, we must continue to implement and improve our managerial, operational, compliance, financial and reporting systems and capabilities, expand our facilities and continue to recruit and train additional qualified personnel. We expect that all of these measures will require significant expenditures and will demand the attention of management. Failure to manage our growth effectively could lead us to over or under-invest in technology and operations, result in weaknesses in our infrastructure, systems, compliance programs or controls, give rise to operational mistakes, loss of business opportunities, the loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our profit margins may suffer, our revenues could decline or may grow more slowly than expected and we may be unable to implement our business strategy as anticipated.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers. For instance, various divisions or business units of our largest customer were responsible for approximately 11% of our revenues for fiscal 2013. Taken as a group, our top ten customers were responsible for approximately 33%, 38% and 34% of our revenues for fiscal 2015, 2014 and 2013, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 70% of our revenues for each of the last three fiscal years. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

Most all of our computer and communications hardware is located at a single facility, the failure of which would harm our business and results of operations.

Most all of our computer and communications hardware is located at a single facility. We have a back-up data-center and storage in a different geographic area. Should a natural disaster or some other event occur that damages our primary data center or significantly disrupts its operation, such as human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events, we could suffer temporary interruption of key functions and capabilities before the back-up facility is fully operational.

If we are unable to attract and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages, our operational performance may be harmed and our costs may increase.

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages. The demand for such employees is strong, and we project that it will continue in the future. Accordingly, we have generally experienced increases in our labor costs, particularly in our Services segment, but also, to a lesser extent, in our International segment. Some of the companies with which we compete for experienced personnel have comparatively greater name recognition and resources. The markets for our products and services require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the American Petroleum Institute. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, preventing us from growing our business or causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

We operate in competitive markets and if we are unable to compete successfully, we could lose market share and revenues and our margins could decline.

We face strong competition from NDT and a variety of niche asset protection providers, both larger and smaller than we are. Some of our competitors have greater financial resources than we do and could focus their substantial financial resources to develop a competing business model or develop products or services that are more attractive to potential customers than what we offer. Some of our competitors are business units of companies substantially larger than us and could attempt to combine asset protection solutions into an integrated offering to customers who already purchase other types of products or services from them. Our competitors may offer asset protection solutions at lower prices than ours in order to attempt to gain market share. Smaller niche competitors with small customer bases could be aggressive in their pricing in order to retain customers. These competitive factors could reduce our market share, revenues and profits.

Events such as natural disasters, industrial accidents, epidemics, war and acts of terrorism, and adverse weather conditions could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, ranging from severe weather conditions to acts of war and terrorism. Any such events could cause a serious business disruption that reduces our customers’ need or interest in purchasing our asset protection solutions. In the past, such events have resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not then operational or available. A large portion of our customer base has operations in the Gulf of Mexico, which is subject to hurricanes in the first and second quarters of our fiscal year. Hurricane-related disruptions to our customers’ operations have adversely affected our revenues in the past. Such events in the future may result in substantial delays in the provision of solutions to our customers and the loss of valuable equipment. In addition, our third quarter fiscal results can be adversely impacted by severe winter weather conditions, which can result in lost work days and temporary closures of customer facilities or outdoor projects.  Any cancellations, delays or losses due to such events may significantly reduce our revenues and harm our operating performance.

If we lose key members of our senior management team upon whom we are dependent, we may be less effective in managing our operations and may have more difficulty achieving our strategic objectives.

Our future success depends to a considerable degree upon the availability, contributions, vision, skills, experience and effort of our senior management team. We have in place various compensation programs, such as an annual cash incentive program, equity incentive program and a severance policy, each designed to incentivize and retain our key senior managers. At this time, we do not have any reason to believe that we may lose the services of any of these key persons in the foreseeable future and we believe our compensation programs will help us retain these individuals. However, the loss or interruption of the service of any of the key members of our senior management team could harm our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

Deteriorations in economic conditions in certain markets or other factors may cause us to recognize impairment charges for our goodwill.

As of May 31, 2015, the carrying amount of our goodwill was approximately $166 million, of which approximately $36 million relates to our International segment. A significant portion of our international operations are concentrated in Europe and Brazil. The economic environment in Brazil was difficult in 2013. As a result of a contraction in the Brazilian economy (specifically in the oil and gas industry), in 2013 we recognized goodwill impairment in our Brazil reporting unit of approximately $9.9 million. Significant deterioration in industry or economic conditions in which we operate, disruptions to our business, not effectively integrating acquired businesses, or other factors, may cause further impairment charges to goodwill in future periods.

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

Our software and systems are complex and, accordingly, may contain undetected errors or failures. Software or system defects or inaccurate data may cause incorrect recording, reporting or display of information related to our asset protection solutions. Any such failures, defects and inaccurate data may prevent us from successfully providing our asset protection solutions, which could result in lost revenues. Software or system defects or inaccurate data may lead to customer dissatisfaction and could cause our customers to seek to hold us liable for any damages incurred. As a result, we could lose customers, our reputation may be harmed and our financial condition and results of operations could be materially adversely affected.

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

Our gross profit margin from our services offerings, particularly traditional NDT services, has historically been lower than our gross profit margin from our products and systems for numerous reasons. For instance, the gross profit margin in our Services segment for fiscal 2015 was approximately 25%, while our gross profit margin in our Products and Systems segment was approximately 46%. Our overall gross profit margin was approximately 26% during the same period. When we are awarded new “evergreen” or “run and maintain” contracts at oil refineries, the services we provide at the beginning of these contracts are primarily traditional NDT services. Until such time as we can understand the needs of each new “evergreen” plant and we can then make recommendations to provide our advanced NDT services, and thus improve our service mix, our margins may be negatively impacted. As a result, we expect our overall gross profit margin will be lower in periods when revenues from our services, and particularly from traditional NDT services, has increased as a percentage of total revenues and will be higher in periods when revenues from our advanced NDT services and our products and systems have increased as a percentage of total revenues. We expect the trend toward more traditional NDT services to continue and to the extent it does, our margins may decrease or remain flat. In addition, service offerings have become a larger portion of our International segment revenues than in the past, a trend we expect to continue, and this increased service revenue will be lower margin traditional NDT services. As a result, the gross profit margin in our International segment has decreased from 28% in fiscal 2014 to 24% in fiscal 2015. These factors will create more pressure on margins. Fluctuations in our gross profit margin may affect our level of profitability in any period.

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

Intellectual property may impact our business and results of operations.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our asset protection solutions. Patent protection is unavailable for certain aspects of the technology and operational processes important to our business and any patent or patent applications, trademarks or copyrights held by us or to be issued to us, may not adequately protect us. Some of our trademarks that are not in use may become available to others. To date, we have relied principally on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our intellectual property. However, we have not obtained confidentiality agreements from all of our customers and vendors. Although we obligate all of our employees to confidentiality, we cannot be certain that these obligations will be honored or enforceable.

Some of our customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. We do not transfer ownership of some of our more advanced asset protection products and systems and, instead, sell to our customers’ services using these products and systems. We have taken steps to protect our intellectual property rights, but these might not prevent misappropriation of the intellectual property or provide effective protection in jurisdictions outside the United States. Failure to adequately protect and enforce our rights could cause us to lose valuable rights in our intellectual property and may negatively affect our business. Third-party patent applications, patents, copyrights and trademarks may be applicable to our asset protection solutions. As a result, third parties may in the future make infringement claims and other allegations that could subject us to intellectual property litigation relating to our solutions. Such litigation could impede or prevent delivery of our solutions and require us to pay significant royalties, licensing fees and damages. In addition, litigation to protect or enforce our intellectual property rights or to defend claims against third parties claiming we are violating or infringing their intellectual property rights can be costly and divert resources from our daily operations.

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

Dr. Sotirios J. Vahaviolos, our Chairman, Chief Executive Officer and President, owns approximately 44% of our outstanding common stock. As a result, Dr. Vahaviolos effectively controls our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

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

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our second amended and restated certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 28,703,000 shares of common stock were outstanding as of August 1, 2015. In addition, we have approximately 3,388,000 shares of common stock reserved for issuance related to stock options and restricted stock units that were outstanding as of August 1, 2015. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

•	require that stockholder actions must be effected at a duly called stockholder meeting by prohibiting stockholder action by written consent;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; and

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

As of May 31, 2015, we operated approximately 120 offices in 16 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of May 31, 2015, we owned properties located in Olds, Alberta; Monroe, North Carolina; Trainer, Pennsylvania; LaPonte, Texas; Burlington, Washington; Gillette, Wyoming; and Jonquiere, Quebec. Our Services segment, utilizes approximately 80 offices throughout North America (including Canada). Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 40 offices including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands, and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

See also the discussion in “Environmental Matters” contained in Item 1 of this report, which is incorporated herein by reference.

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

	Year ended May 31, 2015		Year ended May 31, 2014
	High	Low	High	Low
Quarter ended August 31,	$25.04	$20.70	$22.37	$16.60
Quarter ended November 30,	$21.55	$15.98	$20.33	$15.99
Quarter ended February 28,	$21.50	$15.87	$25.23	$19.40
Quarter ended May 31,	$19.34	$17.50	$24.29	$20.42

Holders of Record

As of August 1, 2015, there were 11 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of fiscal 2015 pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 30, 2015	510	$18.20
May 31, 2015	90	$18.02

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

	For the year ended May 31,
	2015		2014	2013		2012	2011
	($ in thousands, except share and per share data)
Statement of Income Data
Revenues	$711,252		$623,447	$529,282		$436,875	$338,589
Gross profit	184,733		172,943	148,371		129,690	103,403
Income from operations	30,353	[1]	38,295	27,554	[2]	36,098	29,611
Net income attributable to Mistras Group, Inc.	$16,081		$22,518	$11,646		$21,353	$16,431

Per Share Information:
Weighted average common shares outstanding:
Basic	28,613		28,365	28,141		27,839	26,724
Diluted	29,590		29,324	29,106		28,685	26,933
Earnings (loss) per common share:
Basic	$0.56		$0.79	$0.41		$0.77	$0.61
Diluted	$0.54		$0.77	$0.40		$0.74	$0.61

Balance Sheet Data
Cash and cash equivalents	$10,555		$10,020	$7,802		$8,410	$10,879
Total assets	471,727		443,972	377,997		329,816	248,637
Total long-term debt, including current portion	113,459		76,648	60,267		40,229	21,851
Obligations under capital leases, including current portion	19,363		20,915	17,689		19,045	15,476
Total Mistras Group, Inc. stockholders’ equity	$244,819		$242,104	$210,053		$193,012	$167,157

Cash Flow Data:
Net cash provided by operating activities	$50,624		$36,873	$43,503		$31,402	$25,254
Net cash used in investing activities	(49,941)		(38,005)	(45,479)		(37,512)	(36,478)
Net cash provided by financing activities	481		3,262	1,144		2,009	5,344

1 - Includes pre-tax charges of $5.1 million relating to: charges associated with the exit of our Japan and Russian operations ($2.5 million), severance charges ($1.6 million) and lease termination and other charges ($1.0 million).

2 - Includes pre-tax goodwill impairment charge of $9.9 million

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the years ended May 31, 2015, 2014 and 2013, respectively, and our financial position as of May 31, 2015 and 2014, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. In this annual report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2015 is referred to as “fiscal 2015”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

•
International offers services, products and systems similar to those of the other segments to global markets, in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment. South America consists of our Brazil operations.

•
Products and Systems designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions. As of May 31, 2015, we had approximately 5,700 employees in approximately 120 offices across 16 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

The global economy continues to be fragile. Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, high unemployment rates, slow economic growth, fluctuating oil prices and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire new technologies in order to expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for fiscal 2015, 2014 and 2013:

	For the year ended May 31,
	2015	2014	2013
	($ in thousands)
Revenues	$711,252	$623,447	$529,282
Gross profit	184,733	172,943	148,371
Gross profit as a % of Revenue	26%	28%	28%
Total operating expenses	154,380	134,648	120,817
Operating expenses as a % of Revenue	22%	22%	23%
Income from operations	30,353	38,295	27,554
Income from operations as a % of Revenue	4%	6%	5%
Interest expense	4,622	3,192	3,288
Income before provision for income taxes	25,731	35,103	24,266
Provision for income taxes	9,740	12,528	12,627
Net income	15,991	22,575	11,639
Less: net loss (income) attributable to noncontrolling interests, net of taxes	90	(57)	7
Net income attributable to Mistras Group, Inc.	$16,081	$22,518	$11,646

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the years ended May 31, 2015, 2014 and 2013:

	For the year ended May 31,
	2015	2014	2013
		($ in thousands)
Net income attributable to Mistras Group, Inc.	$16,081	$22,518	$11,646
Interest expense	4,622	3,192	3,288
Provision for income taxes	9,740	12,528	12,627
Depreciation and amortization	33,286	28,429	26,647
EBITDA	$63,729	$66,667	$54,208
Share-based compensation expense	6,579	6,261	6,285
Acquisition-related expense, net	(5,167)	(2,657)	(2,141)
Charges related to sale of foreign operations	$2,516	$—	$—
Severance costs	1,587	—	—
Foreign exchange loss	1,474	101	—
Asset write-offs and lease terminations	1,029	—	—
Goodwill impairment	—	—	9,938
Adjusted EBITDA	$71,747	$70,372	$68,290

Note about Non-GAAP Measures

Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange loss and, if applicable, certain non-recurring items which are noted.

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as a performance evaluation metric for certain of our executive and employee incentive compensation programs.

Later in this MD&A under the heading "Income for Operations", the non-GAAP financial performance measures "Income from operations before acquisition-related expense (benefit), net” is used for each of our three segments and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs and (b) the net changes in the fair value of acquisition-related contingent consideration liabilities. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations and are related solely to the Company’s or Segment’s acquisition activities. Changes in the fair value of acquisition-related contingent consideration liabilities can be a net expense or credit in any given period, and fluctuate based upon the then current value of cash consideration the Company expects to pay in the future for prior acquisitions, without impacting cash generated from the Company’s business operations.

In the MD&A section "Liquidity and Capital Resources", we use the term "free cash flow", a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow for fiscal 2015 was $35.5 million consisting of $50.6 million of operating cash flow less $15.1 million of capital expenditures. For fiscal 2014, free cash flow was $20.0 million consisting of $36.9 million of operating cash flow less $16.9 million of capital expenditures.

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

Revenues

Our revenues by segment for fiscal 2015, 2014 and 2013 were as follows:

	For the year ended May 31,
	2015	2014	2013
	($ in thousands)
Revenues
Services	$540,224	$443,229	$380,851
International	146,953	161,395	126,840
Products and Systems	31,255	33,544	33,301
Corporate and eliminations	(7,180)	(14,721)	(11,710)
	$711,252	$623,447	$529,282

Our growth rates for fiscal 2015, 2014 and 2013 were as follows:

	For the year ended May 31,
	2015	2014	2013
	($ in thousands)
Revenue growth	$87,805	$94,165	$92,407
% Growth over prior year	14.1%	17.8%	21.2%

Comprised of:
% of organic growth	4.2%	8.5%	3.1%
% of acquisition growth	12.0%	9.0%	18.7%
% foreign exchange increase (decrease)	(2.1)%	0.3%	(0.6)%
	14.1%	17.8%	21.2%

Fiscal 2015

Revenue was $711.3 million in fiscal 2015, an increase of $87.8 million or 14% compared to fiscal 2014, due entirely to growth in our Services segment. Services segment revenues increased 22% due to acquisition growth of 16% and organic revenue growth of 6%. International Segment revenues declined by 9%, driven by unfavorable foreign exchange rates of 7%, and additionally by large projects in the United Kingdom and product sales in Japan and Russia in fiscal 2014 that did not repeat in fiscal year 2015. Products and Systems segment revenues declined approximately 7% due to lower sales volume.

Robust North American market conditions combined with the Company’s market share gains and acquisitions led Services revenue to grow by 38% over prior year during the first half of fiscal 2015. However, a combination of the 50% drop in the price of oil and labor union strikes at various customer sites caused market conditions to slow dramatically in the second half of the fiscal year, reducing the Services second half year-over-year revenue growth rate to 8%. Revenues from oil and gas customers comprised 52% and 49% of revenues in fiscal 2015 and 2014, respectively. Revenues from oil and gas customers grew by 22% in fiscal 2015, led by growth from upstream customers, driven by organic gains and from an acquisition focused on upstream customers. Fiscal 2015 revenue growth from customers in other industries, including industrial, process industries which include chemical and pharmaceutical, power generation and infrastructure grew by 6% over prior year. Our top ten customers represented approximately 33% of our fiscal 2015 revenues compared with 38% in fiscal 2014. No single customer accounted for 10% or more of fiscal 2015 revenues.

Fiscal 2014

Revenue was $623.5 million in fiscal 2014, an increase of $94.2 million or 18% compared to fiscal 2013, driven by growth in our Services and International segments. Organic growth and acquisitions contributed equally to the 18% fiscal 2014 revenue growth. Services revenue grew by 16% over prior year, driven by 12% organic growth coupled with 5% from acquisitions. International growth was 27% over prior year, driven by the 23% year-over-year impact of a large acquisition made in the middle of fiscal 2013.

Services revenue growth was adversely impacted by unusually difficult winter weather in the third quarter of fiscal year 2014 but otherwise followed normal seasonal patterns. Revenue from oil and gas customers represented 49% and 50% of revenues in fiscal 2014 and 2013, respectively. Oil and gas revenues grew by 15% in fiscal 2014, led by increases from both downstream and upstream customers. Fiscal 2014 revenue growth from customers in other industries, including aerospace and defense, power generation, industrial, process industries which include chemical and pharmaceutical, and infrastructure, grew by 20%.
No customer accounted for 10% or more of our fiscal 2014 revenues.

Gross Profit. Our gross profit by segment for fiscal 2015, 2014 and 2013 was as follows:

	For the year ended May 31,
	2015	2014	2013
	($ in thousands)
Gross profit
Services	$135,201	$114,182	$98,907
International	34,572	44,893	32,319
Products and Systems	14,314	14,495	16,947
Corporate and eliminations	646	(627)	198
	$184,733	$172,943	$148,371

Fiscal 2015

Gross profit increased $11.8 million, or 7% in fiscal 2015 compared to fiscal 2014. As a percentage of revenues, our gross profit was 26% and 28% in fiscal 2015 and fiscal 2014, respectively.

The 2015 decrease of 170 basis points in gross profit as a percentage of revenues was primarily attributable to the International and Services segments. International segment gross margins decreased to 24% in fiscal 2015 compared with 28% in the prior year, due primarily to lower levels of project sales in the U.K. and of product sales in several countries. Other factors included an increase in unutilized technician labor, and severance costs related to workforce reductions. Services segment gross profit margin declined by approximately 80 basis points compared with fiscal 2014, due primarily to wage increases that exceeded price increases earlier in the Company’s fiscal year and the adverse impact from labor union strikes at various customer sites. Products and Systems segment gross margin improved to 46% compared to 43% in the prior year driven by cost reductions. Gross profit attributable to Corporate and eliminations is primarily due to the elimination of Services segment depreciation expense.

Fiscal 2014

Gross profit increased $24.6 million, or 17% in fiscal 2014 compared with fiscal 2013. As a percentage of revenues, our gross profit was approximately 28% in both fiscal 2014 and 2013.

The slight 2014 decrease of 30 basis points in gross profit as a percentage of revenues was primarily attributable to bad winter weather conditions in North America, as well as costs to prepare to serve a large new customer in Alaska and an important new contract with a major integrated energy company with significant operations in the Canadian oil sands region. Additionally, the Company incurred staffing costs which preceded revenues pertaining to market share gains in France. The cumulative adverse impact of these items aggregated approximately $3 million, approximately $2 million of which reduced gross profit and the remainder increased operating expenses during fiscal 2014.

Income from Operations. The following table shows a reconciliation of the segment income from operations before acquisition-related (benefit) expense, net, to income from operations for fiscal 2015, 2014 and 2013:

	For the year ended May 31,
	2015	2014	2013
	($ in thousands)
Services:
Income from operations before acquisition-related (benefit) expense, net	$48,503	$44,846	$41,750
Acquisition-related (benefit) expense, net	(639)	1,625	1,425
Income from operations	49,142	43,221	40,325

International:
Income from operations before acquisition-related (benefit) expense, net and goodwill impairment	$(3,501)	$6,786	$2,596
Acquisition-related (benefit) expense, net and goodwill impairment	(2,926)	(3,452)	10,842
(Loss) Income from operations	(575)	10,238	(8,246)

Products and Systems:
Income from operations before acquisition-related (benefit), net	$2,461	$1,517	$4,883
Acquisition-related (benefit), net	—	(1,035)	(2,403)
Income from operations	2,461	2,552	7,286

Corporate and Eliminations:
Loss from operations before acquisition-related (benefit) expense, net	$(22,277)	$(17,511)	$(13,878)
Acquisition-related (benefit) expense, net	(1,602)	205	(2,067)
Loss from operations	(20,675)	(17,716)	(11,811)

Total Company
Income from operations before acquisition-related (benefit) expense, net and goodwill impairment	$25,186	$35,638	$35,351
Acquisition-related (benefit) expense, net and goodwill impairment	$(5,167)	$(2,657)	$7,797
Income from operations	$30,353	$38,295	$27,554

Fiscal 2015

Income from operations, exclusive of acquisition-related items was $25.2 million for fiscal 2015, a $10.5 million decrease compared to fiscal 2014. As a percentage of revenues, our income from operations excluding acquisition-related items was approximately 4% and 6% in fiscal 2015 and fiscal 2014, respectively.

Operating expenses for fiscal 2015 increased $19.7 million, or 15%. Excluding acquisition related expense, operating expenses increased $22.2 million, or 16% during fiscal 2015. This increase was driven by the Services segment, which incurred a year-on-year operating expense increase of $17.4 million or 25%, exclusive of acquisition-related charges. Operating expenses incurred by recently acquired companies accounted for $11.6 million of this increase, while compensation and benefits also increased due to normal compensation increases, incentive compensation and additional management and staff to support growth. Corporate operating expenses increased $6.0 million or 36%, exclusive of acquisition-related charges primarily due to charges associated with the exit of our Japan and Russian operations of $2.5 million, severance cost and foreign exchange losses totaling $0.8 million and increased share-based compensation expense. The Products and Systems segment year-on-year operating expenses declined by $1.1 million, due primarily to actions taken to reduce its cost base, offset by costs incurred for severance and other costs totaling $0.3 million. The International segment operating expenses were adversely impacted by foreign exchange losses, costs related to severance and asset write-offs totaling $1.6 million.

Our acquisition-related benefit, net for fiscal 2015 increased by $2.5 million, primarily attributed to reductions of acquisition-related contingent consideration liabilities.

Fiscal 2014

Income from operations, exclusive of acquisition-related items, was $35.6 million for fiscal 2014, a $0.3 million increased compared to fiscal 2013, which also excluded a goodwill impairment charge. As a percentage of revenues, our income from operations excluding acquisition-related items was approximately 6% and 7% in fiscal 2014 and fiscal 2013, respectively.

Operating expenses for fiscal 2014 increased $13.8 million, or 11%. Excluding acquisition-related expense, operating expenses increased $24.3 million, or 21% during fiscal 2014. Operating expenses related to acquisitions accounted for $8.7 million of the total increase, while compensation and benefits increased $7.3 million due to normal compensation increases, incentive compensation and additional management and corporate staff to support growth. Depreciation and amortization expense increased by $1.8 million compared to fiscal 2013, while research and engineering expense increased by $0.5 million.

Our acquisition-related expense, net for fiscal 2014 decreased by $0.5 million, primarily attributed to reductions of acquisition-related contingent consideration liabilities.

Interest Expense

Interest expense was $4.6 million in fiscal 2015, $3.2 million in fiscal 2014 and $3.3 million in fiscal 2013. The increase in fiscal 2015 was primarily related to an increase in average borrowings compared to fiscal 2014. The small change in fiscal 2014 compared to the prior year primarily related to small changes in our effective interest rate and our average borrowings outstanding under our revolver agreement.

Income Taxes

Our effective income tax rate was 38% for fiscal 2015 compared to 36% for fiscal 2014. The increase is primarily due to a lower amount of foreign income in fiscal 2015 which is taxed at lower rates, and an increase in valuation allowances offset by the impact of acquisition contingent consideration.

The effective tax rate was 52% for fiscal 2013, and was significantly impacted by the goodwill impairment charge that is not deductible for tax purposes. Excluding the impact of the impairment charge, our annual effective rate was approximately 37% for fiscal 2013.

Segment Results of Operations

Services Segment

Selected financial information for the Services segment was as follows for fiscal 2015, 2014 and 2013:

	For the years ended May 31,
	2015	2014	2013
	($ in thousands)
Services segment
Revenues	$540,224	$443,229	$380,851

Gross profit	$135,201	$114,182	$98,907
as a % of segment revenue	25%	26%	26%

Operating Expenses	$86,059	$70,961	$58,582

Income from operations	$49,142	$43,221	$40,325
as % of segment revenue	9%	10%	11%

Income from operations before acquisition-related expense, net	$48,503	$44,846	$41,750
as % of segment revenue	9%	10%	11%

Total depreciation and amortization	$22,268	$17,794	$18,296

Revenues

In fiscal 2015, Services revenues increased $97.0 million, or 22% compared to fiscal 2014. The increase was attributable to growth from acquisitions of approximately 16% and organic growth of approximately 6%. Robust North American market conditions combined with the Company’s market share gains and acquisitions led Services revenue to grow by 38% over prior year during the first half of fiscal 2015. However, a combination of the 50% drop in the price of oil and labor union strikes at various customer sites caused market conditions to slow dramatically in the second half of the fiscal year, reducing the Services second half year-over-year revenue growth rate to 8%.

Customers in the oil and gas industry accounted for approximately 64% of Services segment revenues in fiscal 2015. Services experienced growth from customers in other industries, including industrial, chemical, power generation and infrastructure. Services' top ten customers accounted for approximately 42% and 48% of Services segment revenues during fiscal 2015 and 2014, respectively. Revenues from our largest customer represented approximately 12% of revenues for Services segment in fiscal 2015.

In fiscal 2014, Services revenues increased $62.4 million, or 16% compared to fiscal 2013. The increase was attributable to organic growth of approximately 12% and growth from acquisitions of approximately 5%. The industries primarily contributing to growth were oil and gas, industrial and chemical, and power generation. Customers in the oil and gas industry accounted for approximately 62% of Services segment revenues in fiscal 2014. Services increased revenues to existing customers by increasing our penetration on existing service offerings and providing different types of asset protection solutions. Services top ten customers accounted for approximately 48% and 44% of Services segment revenues during fiscal 2014 and 2013, respectively. Revenues from Services two largest customers represented approximately 11% and 10%, respectively.

Gross Profit

Our Services segment gross profit margin was 25% and 26% of segment revenues in fiscal year 2015 and fiscal 2014 respectively. Services gross profit in fiscal 2015 increased by $21.0 million or 18% over fiscal 2014. The 80 basis point decrease in Services segment gross profit margin was due primarily to wage increases that exceeded price increases earlier in the Company’s fiscal year. In addition, Services profit margins were adversely impacted by the drop in the price of oil and labor union strikes at various customer sites.

Services segment gross profit margin was 26% of segment revenues in both fiscal years 2014 and 2013. Services gross profit increased by $15.3 million or 15% over fiscal 2013.

Income from Operations

Services segment income from operations, exclusive of acquisition-related items was $48.5 million for fiscal 2015, a $3.7 million increase compared to fiscal 2014. As a percentage of revenues, income from operations excluding acquisition-related items was approximately 9% and 10% in fiscal 2015 and fiscal 2014, respectively.

In fiscal 2015, Services segment operating expenses rose by $15.1 million, or 21%, and by $17.4 million, or 25%, excluding acquisition-related items. Operating expenses incurred by recently acquired companies accounted for $10.8 million of this increase, while compensation and benefits also increased due to normal compensation increases, incentive compensation and additional management and staff to support growth.

Services segment income from operations was $43.2 million in fiscal 2014, an increase of $2.9 million or 7% compared to fiscal 2013. Services operating income as a percentage of segment revenues was approximately 10% in fiscal 2014.

Segment operating expenses rose by $12.4 million in fiscal 2014, or 21%. Operating expenses related to acquisitions drove approximately $3.4 million of the increase, while increased staffing levels and occupancy costs to support U.S and Canadian growth also increased.

International Segment

Selected financial information for our International segment was as follows for fiscal 2015, 2014 and 2013:

	For the years ended May 31,
	2015	2014	2013
	($ in thousands)
International segment
Revenues	$146,953	161,395	126,840

Gross profit	$34,572	44,893	32,319
as % of segment revenue	24%	28%	25%

Operating Expenses	$35,147	$34,655	$40,565

Income (loss) from operations	$(575)	$10,238	(8,246)
as % of segment revenue	—%	6%	(7)%

Income (loss) from operations before acquisition-related expense, net	$(3,501)	$6,786	$2,596
as % of segment revenue	(2)%	4%	2%

Total depreciation and amortization	$8,451	$8,065	$6,200

Revenues

International segment revenues declined by $14.4 million, or 9% during fiscal 2015 driven by an unfavorable impact of foreign exchange rates of $11.0 million or 7%. Acquisition growth was 2% driven by an acquisition made during fiscal 2015. Organic revenue declined 4%, driven by projects in the United Kingdom and product sales in Japan and Russia in fiscal 2014 that did not repeat in fiscal year 2015. In fiscal 2015, the industries with the largest customer concentrations were aerospace and defense (41%), oil and gas (17%) and industrials (15%).

International segment revenues rose by $34.6 million, or 27% during fiscal 2014. Acquisition growth was 23%, driven by the year-over-year growth from two acquisitions made during fiscal 2013, while organic growth was 3%, driven by the addition of new contracts and increased demand for our services and products with existing customers. In fiscal 2014, the industries with the largest customer concentrations were aerospace and defense (38%), industrials (15%) and oil and gas (15%).

Gross Profit

International segment gross profit for fiscal 2015 was $34.6 million, or 24% of segment revenues, a decrease of $10.3 million or 23% compared to fiscal 2014. The decrease in gross profit margin was due primarily to a lower level of both project sales in the U.K. and of product sales in several countries. In addition, gross margin decreased due to costs incurred related to severance in an effort to right-size our labor force to match current demand and other costs totaling $0.9 million.

International segment gross profit for fiscal 2014 was $44.9 million, or 28% of segment revenues, an increase of $12.6 million or 39% compared to fiscal 2013. The increase in gross profit margin was primarily attributable to several large product sales which typically have higher margins.

Income (loss) from Operations

International segment loss from operations, exclusive of acquisition-related items was $3.5 million for fiscal 2015, compared to income from operations of $6.8 million in fiscal 2014. As a percentage of revenues, the loss from operations excluding acquisition-related items was approximately 2% in fiscal 2015 and income from operations excluding acquisition-related items was 4% in fiscal 2014.

Segment operating expenses, exclusive of acquisition-related items were $38.1 million in both fiscal 2015 and 2014. Segment operating expenses related to our recent acquisitions totaled $0.8 million, and the impact of unfavorable foreign exchange rates impact was also $0.8 million. In addition, the International segment incurred expenses related to lease termination and other costs, and severance totaling $0.8 million. This was offset by lower professional fees and overall cost reductions.

International segment income from operations was $10.2 million in fiscal 2014 compared to a loss from operations of $8.2 million in fiscal 2013. The fiscal 2013 loss from operations was primarily due to a goodwill impairment charge in our Brazil operations which is further described in Note 8 — Goodwill to our consolidated financial statements. Income from operations in fiscal 2014 was $6.8 million, excluding acquisition-related items, compared with $2.6 million in fiscal 2013. As a percentage of segment revenues, segment income from operations, adjusted for the impairment charge and acquisition-related items, was 4% in fiscal 2014 and 2% in fiscal 2013.

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

Products and Systems Segment

Selected financial information for the Products and Systems segment was as follows for fiscal 2015, 2014 and 2013:

	For the years ended May 31,
	2015	2014	2013
	($ in thousands)
Products and Systems segment
Revenues	$31,255	$33,544	$33,301

Gross profit	$14,314	$14,495	$16,947
as % of segment revenue	46%	43%	51%

Operating Expenses	$11,853	$11,943	$9,661

Income from operations	$2,461	$2,552	$7,286
as % of segment revenue	8%	8%	22%

Income from operations before acquisition-related expense, net	$2,461	$1,517	$4,883
as % of segment revenue	8%	5%	15%

Total depreciation and amortization	$2,426	$2,373	$2,229

Revenues

Products and Systems segment revenues for fiscal 2015 decreased $2.3 million or 7% compared to fiscal 2014. The decrease in revenue was due to lower sales volume.

Products and Systems segment revenues for fiscal 2014 were $33.5 million, an increase of $0.2 million or 1% compared to fiscal 2013.

Gross Profit

Products and Systems segment gross profit decreased by $0.2 million, or 1% compared to fiscal 2014. As a percentage of segment revenues, segment gross profit margin improved to 46% in fiscal 2015 from 43% in fiscal 2014. The gross profit margin increase of 260 basis points in fiscal 2015 was attributable to price increases and a more favorable sales mix of revenues, driven by reduced sales of customized solutions.

Products and Systems segment gross profit decreased by $2.5 million in fiscal 2014, or 14%, compared to fiscal 2013. As a percentage of segment revenues, segment gross profit margin was approximately 43% and 51% in fiscal 2014 and 2013, respectively. The gross profit margin decrease of 770 basis points in fiscal 2014 was attributable to an adverse sales mix of revenues, which included a greater mix of solutions requiring more customization.

Income from Operations

Products and Systems segment income from operations, exclusive of acquisition-related items was $2.5 million for fiscal 2015, a $0.9 million increase compared to fiscal 2014. As a percentage of revenues, segment income from operations excluding acquisition-related items was approximately 8% and 5% in fiscal 2015 and fiscal 2014, respectively.

Products and Systems segment operating expenses, exclusive of acquisition-related items was $11.9 million and $13.0 million in fiscal 2015 and 2014, respectively. The decrease was primarily due lower headcount-related costs, offset in part by severance and other costs of $0.3 million. Research and engineering expenses represented approximately 8% and 9% of our Products and Systems segment revenues for fiscal 2015 and fiscal 2014, respectively.

Products and Systems income from operations for fiscal 2014 decreased $4.7 million, or 65% compared to fiscal 2013. Excluding acquisition-related items, income from operations declined by $3.4 million in fiscal 2014, or 69% compared to fiscal 2013. Excluding acquisition-related items, operating income as a percentage of segment revenues was approximately 5% in fiscal 2014 and 15% in fiscal 2013.

Products and Systems segment operating expenses increased by $2.3 million during fiscal 2014. Excluding acquisition-related expenses, segment operating expenses in fiscal 2014 increased by $0.9 million or 8% compared to fiscal 2013. The increase was primarily attributed to higher levels of research and engineering expenses of $0.5 million and higher compensation and benefit expenses of $0.4 million. Research and engineering expenses represented approximately 9% and 7% of our Products and Systems segment revenues for fiscal 2014 and fiscal 2013, respectively.

Corporate and Eliminations

The elimination of revenues and cost of revenues primarily relates to the elimination in consolidation of revenues from sales of our Products and Systems segment to our International and Services segments. The other major item in the Corporate and eliminations grouping are the general and administrative costs not allocated to the other segments. These costs primarily include those for non-segment management, accounting and auditing, legal, human resources, acquisition transactional costs, and certain other costs. As a percentage of our total revenues, these costs have generally remained consistent over the last three fiscal years, consisting of approximately 3% of total revenues for each of the fiscal years ended 2015, 2014 and 2013, respectively. The increase in operating expenses in fiscal 2015 primarily related to charges of $2.5 million recognized as part of a plan to exit our operations in Russia and Japan. In addition, severance costs and foreign exchange losses totaled $0.8 million in fiscal 2015.

Liquidity and Capital Resources

Overview

We have funded our operations from cash provided from operations, bank borrowings and capital lease financing transactions. We have used these proceeds to fund our operations, develop our technology, expand our sales and marketing efforts to new markets and acquire small companies or assets, primarily to add certified technicians and enhance our capabilities and geographic reach. We believe that our existing cash and cash equivalents, our anticipated cash flows from operating activities, and our available borrowings under our credit agreement will be sufficient to meet our anticipated cash needs over the next 12 months.

Cash Flows Table

The following table summarizes our cash flows for fiscal 2015, 2014 and 2013:

Fiscal year	2015	2014	2013
($ in thousands)
Net cash provided by (used in):
Operating Activities	$50,624	$36,873	$43,503
Investing Activities	(49,941)	(38,005)	(45,479)
Financing Activities	481	3,262	1,144
Effect of exchange rate changes on cash	(629)	88	224
Net change in cash and cash equivalents	$535	$2,218	$(608)

Cash Flows from Operating Activities

Cash provided by our operating activities in fiscal 2015 was $50.6 million, an increase of $13.8 million over the prior fiscal year. The improvement was primarily attributable to a $27.8 million improvement in the collections of accounts receivable, offset in part by incremental net outflows of $14.4 million related to accounts payable, and accrued expenses and other liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing in activities was $49.9 million in fiscal 2015, principally due to acquisitions totaling $35.0 million, net of cash acquired, which also represented an increase of $13.0 million over prior year. Cash used in investing activities also included purchases of property, plant and equipment of $15.1 million. The Company generated free cash flow, (a non-GAAP measurement defined as operating cash flow reduced by capital expenditures), of $35.5 million, compared with $20.0 million in the prior year.

Net cash used in investing in activities was $38.0 million in fiscal 2014, principally to fund acquisitions of $21.9 million, net of cash acquired and capital expenditures of $16.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities in fiscal 2015 was $0.5 million, a decrease of $2.8 million from fiscal 2014. Net cash provided by financing activities related primarily to net borrowings under our revolving credit facility of $21.9 million, offset by repayments of our long-term debt, capital lease obligations and contingent consideration of $9.2 million, $8.7 million and $3.2 million, respectively.

Net cash provided by financing activities in fiscal 2014 was $3.3 million, a decrease of $2.1 million from fiscal 2013. Net cash provided by financing activities related primarily to net borrowings under our revolving credit facility of $21.6 million, offset by repayments of our long-term debt and capital lease obligations of $8.8 million and $8.1 million, respectively.

Effect of Exchange Rate on Changes in Cash

For fiscal 2015, 2014 and 2013, exchange rate changes (reduced) increased our cash by $(0.6) million, $0.1 million and $0.2 million, respectively.

Cash Balance and Credit Facility Borrowings

As of May 31, 2015, we had cash and cash equivalents totaling $10.6 million and available borrowing capacity of up to $87.7 million under our credit agreement (as defined below). There were borrowings of $83.1 million and a total of $4.2 million of letters of credit outstanding under the existing agreement as of May 31, 2015. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

On October 31, 2014, we entered into a Third Amendment and Modification Agreement (the “Amendment”), to our revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Amendment increased our revolving line of credit to from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. We may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 1.75%, or a base rate less a margin of 1.25% to 0.375%, at our option, based upon our Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. We have the benefit of the lowest margin if our Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.0 to 1. We will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of our assets.

The Credit Agreement contains financial covenants requiring that we maintain a Funded Debt Leverage Ratio of no greater than 3.25 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of us and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The Credit Agreement also limits our ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit our ability to acquire other businesses or companies except that the acquired business or company must be in our line of business, we must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of May 31, 2015, we were in compliance with the terms of the credit agreement, and we will continuously monitor our compliance with the covenants contained in our credit agreement.

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

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 2% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for fiscal 2015, 2014 and 2013 were approximately 2%, 3%, and 2% of revenues, respectively.

Our future acquisitions may also require capital. We acquired four companies in fiscal 2015 and six companies in fiscal 2014, with an initial cash outlay of $58.0 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases and long-term debt repayments and various other obligations as they arise.

We also expect to use cash to support our working capital requirements for our operations, particularly in the event of further growth and due to the impacts of seasonality on our business. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new solutions and enhancements to existing solutions and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and future cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, public or private equity financings, or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on acceptable terms.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our long-term debt discussed below, consist of obligations under facility leases for office space and equipment leases and contingent consideration obligations in connection with our acquisitions.

The following table summarizes our outstanding contractual obligations as of May 31, 2015:

($ in thousands)	Total	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	2021 & Beyond
Long-term debt (1)	$113,459	$17,902	$11,251	$722	$83,335	$249	$—
Capital lease obligations (2)	20,592	8,216	6,076	4,094	1,807	285	114
Operating lease obligations	38,683	8,766	6,291	5,527	4,916	3,639	9,544
Contingent consideration obligations (3)	6,411	3,046	2,431	934	—	—	—
Total	$179,145	$37,930	$26,049	$11,277	$90,058	$4,173	$9,658
________________________________

(1)	Consists primarily of borrowings from our senior credit facility and seller notes payable in connection with our acquisitions and includes the current portion outstanding.

(2)	Includes estimated cash interest to be paid over the remaining terms of the leases.

(3)	Consists of payments deemed reasonably likely to occur in connection with our acquisitions

Off-Balance Sheet Arrangements

During fiscal 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

These arrangements occasionally contain multiple elements or deliverables, such as hardware, software (that is essential to the functionality of the hardware) and related services. We recognize revenue for delivered elements as separate units of accounting, when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no refund or return rights for the delivered elements. We establish the selling prices for each deliverable based on our vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor third-party evidence is available. We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. We determine ESP by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. Changes in the aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements and therefore may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

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

Long-Lived Assets

We perform a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of May 31, 2015 and 2014, we had $79.3 million and $77.8 million in net property, plant and equipment, respectively, and $51.3 million and $57.9 million in intangible assets, net, respectively. There were no long-lived asset impairment charges recorded during the years ended May 31, 2015, 2014 or 2013.

Long-lived assets, net, outside of the U.S. totaled $105.9 million and $124.8 million as of May 31, 2015 and 2014, respectively.

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

As of May 31, 2015, the carrying amount of our goodwill was approximately $166.4 million, of which approximately $35.9 million relates to our International segment. A significant portion of our international operations are concentrated in our European and Brazilian reporting units. As a result of a contraction in the Brazilian economy (specifically in the oil and gas industry), in the fourth quarter of fiscal 2013 we recognized goodwill impairment in our Brazil reporting unit of approximately $9.9 million.

The Company believes that the fair values of its Services, European and Brazilian reporting units are substantially in excess of their respective carrying amounts. The fair value of the Company’s Products and Systems reporting unit exceed its respective carrying amount by 12% as of March 1, 2015. The carrying amount of goodwill for this unit was $13.2 million as of May 31, 2015. In estimating the fair value of this reporting unit, we assumed certain growth levels and margin assumptions which if not met could cause potential future goodwill impairment in this reporting unit.

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

As of May 31, 2015 and 2014, we had a net deferred income tax benefit of $1.4 million and $0.5 million, respectively. With the exception of certain state and foreign deferred tax assets, we believe that it is more likely than not that we will have sufficient future taxable income to allow us to realize the benefits of our deferred tax assets. As of May 31, 2015 the Company had Federal net operating loss carry forwards (NOL’s) in the amount of approximately $0.3 million which may be utilized subject to limitation under Internal Revenue code section 382. In addition, as of May 31, 2015 the Company had state and foreign NOLs available to offset future income of $3.2 million and $14.3 million, respectively. At May 31, 2015, the Company maintains a valuation allowance of approximately $3.2 million, primarily against certain state and foreign NOLs and the anticipated capital losses to be realized upon the disposals of our Russian and Japanese subsidiaries.

Our effective income tax rate was approximately 38%, 36%, and 52% for fiscal 2015, 2014 and 2013, respectively. Excluding the goodwill impairment charge in fiscal 2013, our effective income tax rate was approximately 37% for fiscal 2013. Income tax expense varies as a function of pre-tax income and the level of non-deductible expenses, such as certain amounts of meals and entertainment expense, valuation allowances, and other permanent differences.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rate may fluctuate significantly over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity's operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, "Discontinued Operations," to disposals of equity method investments and acquired businesses held for sale. This ASU is effective prospectively for all disposals or classifications as held for sale that occur in interim and annual reporting periods beginning after December 15, 2014. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

ITEM 7A.                                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $175.0 million revolving credit facility are based on an LIBOR, plus an additional margin based on our Funded Debt Leverage Ratio. Based on the amount of variable rate debt, $83.1 million at May 31, 2015, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $0.8 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Russian Ruble, Japanese Yen, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. An unfavorable 10% change in the average U.S. Dollar exchange rates for fiscal 2015 would cause an increase in consolidated operating income of approximately $0.1 million and a favorable 10% change would cause a decrease of approximately $0.1 million. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to an increase in our International segment.

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

We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and subsidiaries (the Company) as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended May 31, 2015. We also have audited the Company’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in September 1992. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mistras Group, Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.

/s/ KPMG LLP
New York, New York
August 12, 2015

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	May 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$10,555	$10,020
Accounts receivable, net	133,228	137,824
Inventories	10,841	11,376
Deferred income taxes	5,144	3,283
Prepaid expenses and other current assets	11,698	12,626
Total current assets	171,466	175,129
Property, plant and equipment, net	79,256	77,811
Intangible assets, net	51,276	57,875
Goodwill	166,414	130,516
Deferred income taxes	1,208	1,344
Other assets	2,107	1,297
Total Assets	$471,727	$443,972

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,529	$14,978
Accrued expenses and other current liabilities	55,914	54,650
Current portion of long-term debt	17,902	8,058
Current portion of capital lease obligations	8,646	7,251
Income taxes payable	532	1,854
Total current liabilities	93,523	86,791
Long-term debt, net of current portion	95,557	68,590
Obligations under capital leases, net of current portion	10,717	13,664
Deferred income taxes	16,984	15,521
Other long-term liabilities	9,934	17,014
Total Liabilities	226,715	201,580

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,703,320 and 28,455,781 shares issued and outstanding as of May 31, 2015 and May 31, 2014, respectively	287	284
Additional paid-in capital	208,064	201,831
Retained earnings	57,581	41,500
Accumulated other comprehensive loss	(21,113)	(1,511)
Total Mistras Group, Inc. stockholders’ equity	244,819	242,104
Noncontrolling interests	193	288
Total Equity	245,012	242,392
Total Liabilities and Equity	$471,727	$443,972

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	For the year ended May 31,
	2015	2014	2013

Revenue	711,252	623,447	529,282
Cost of revenue	506,281	432,695	363,045
Depreciation	20,238	17,809	17,866
Gross profit	184,733	172,943	148,371
Selling, general and administrative expenses	143,978	123,690	101,792
Research and engineering	2,521	2,995	2,447
Depreciation and amortization	13,048	10,620	8,781
Acquisition-related (income) expense, net	(5,167)	(2,657)	(2,141)
Goodwill impairment	—	—	9,938
Income from operations	30,353	38,295	27,554
Interest expense	4,622	3,192	3,288
Income before provision for income taxes	25,731	35,103	24,266
Provision for income taxes	9,740	12,528	12,627
Net income	15,991	22,575	11,639
Less: net loss (income) attributable to noncontrolling interests, net of taxes	90	(57)	7
Net income attributable to Mistras Group, Inc.	16,081	22,518	11,646
Earnings per common share
Basic	$0.56	$0.79	$0.41
Diluted	$0.54	$0.77	$0.40
Weighted average common shares outstanding:
Basic	28,613	28,365	28,141
Diluted	29,590	29,324	29,106

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the year ended May 31,
	2015	2014	2013
Net income	$15,991	$22,575	$11,639

Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,602)	2,941	(1,407)
Comprehensive (loss) income	(3,611)	25,516	10,232
Less: net income (loss) attributable to noncontrolling interests	90	(57)	7
Foreign currency translation adjustments	5	(4)	2
Comprehensive (loss) income attributable to Mistras Group, Inc.	$(3,516)	$25,455	$10,241

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at May 31, 2012	28,026	$280	$188,443	$7,336	$(3,047)	$193,012	$236	$193,248

Net income	—	—	—	11,646	—	11,646	(7)	11,639
Other comprehensive loss, net of tax	—	—	—	—	(1,405)	(1,405)	(2)	(1,407)
Share-based payments	15	—	6,285	—	—	6,285	—	6,285
Net settlement on vesting of restricted stock units	85	1	(810)	—		(809)	—	(809)
Excess tax benefit from share-based payment compensation	—	—	495	—	—	495	—	495
Exercise of stock options	85	1	828	—	—	829	—	829
Balance at May 31, 2013	$28,211	$282	$195,241	$18,982	$(4,452)	$210,053	$227	$210,280

Net income	—	—	—	22,518	—	22,518	57	22,575
Other comprehensive income, net of tax	—	—	—	—	2,941	2,941	4	2,945
Share-based payments	19	—	6,261	—	—	6,261	—	6,261
Net settlement on vesting of restricted stock units	123	1	(1,007)	—	—	(1,006)	—	(1,006)
Excess tax benefit from share-based payment compensation	—	—	340	—	—	340	—	340
Exercise of stock options	103	1	996	—	—	997	—	997
Balance at May 31, 2014	28,456	$284	$201,831	$41,500	$(1,511)	$242,104	$288	$242,392

Net income	—	—	—	16,081	—	16,081	(90)	15,991
Other comprehensive loss, net of tax	—	—	—	—	(19,602)	(19,602)	(5)	(19,607)
Share-based payments	21	—	6,579	—	—	6,579	—	6,579
Net settlement on vesting of restricted stock units	161	2	(1,483)	—	—	(1,481)	—	(1,481)
Excess tax benefit from share-based payment compensation	—	—	388	—	—	388	—	388
Exercise of stock options	65	1	749	—	—	750	—	750
Balance at May 31, 2015	28,703	$287	$208,064	$57,581	$(21,113)	$244,819	$193	$245,012

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended May 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$15,991	$22,575	$11,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,286	28,429	26,647
Deferred income taxes	(1,745)	(621)	(1,732)
Share-based compensation expense	6,579	6,261	6,285
Goodwill impairment	—	—	9,938
Charges associated with the exit of foreign operations	2,516	—	—
Fair value adjustments to contingent consideration	(5,382)	(3,937)	(3,727)
Other	1,647	617	472
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	3,982	(23,857)	4,772
Inventories	388	1,203	525
Prepaid expenses and other current assets	(288)	(4,059)	(1,042)
Other assets	(821)	36	462
Accounts payable	(6,281)	6,125	(5,478)
Accrued expenses and other liabilities	2,500	4,532	(3,832)
Income taxes payable	(1,748)	(431)	(1,426)
Net cash provided by operating activities	50,624	36,873	43,503
Cash flows from investing activities
Purchase of property, plant and equipment	(15,104)	(16,871)	(12,530)
Purchase of intangible assets	(866)	(708)	(993)
Acquisition of businesses, net of cash acquired	(34,967)	(21,924)	(33,122)
Proceeds from sale of equipment	996	1,498	1,166
Net cash used in investing activities	(49,941)	(38,005)	(45,479)
Cash flows from financing activities
Repayment of capital lease obligations	(8,653)	(8,139)	(6,972)
Repayment of long-term debt	(9,224)	(8,830)	(5,075)
Net borrowings from revolver	21,914	21,580	14,568
Payment of contingent consideration for business acquisitions	(3,213)	(1,678)	(1,892)
Taxes paid related to net share settlement of equity awards	(1,481)	(1,007)	(809)
Excess tax benefit from share-based payment compensation	388	340	495
Proceeds from the exercise of stock options	750	996	829
Net cash provided by financing activities	481	3,262	1,144
Effect of exchange rate changes on cash and cash equivalents	(629)	88	224
Net change in cash and cash equivalents	535	2,218	(608)
Cash and cash equivalents:
Beginning of period	10,020	7,802	8,410
End of period	$10,555	$10,020	$7,802
Supplemental disclosure of cash paid
Interest	$4,504	$3,271	$3,144
Income taxes	$13,243	$12,920	$15,639
Noncash investing and financing
Equipment acquired through capital lease obligations	$8,031	$11,031	$3,886
Issuance of notes payable and other debt obligations primarily related to acquisitions	$20,480	$336	$7,715

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

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the subsidiaries in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one-month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. As discussed in Note 7 - Acquisitions and Dispositions, during the lag period in fiscal 2015, the Company sold an international subsidiary, and decided to sell two additional international subsidiaries. Management does not believe that any additional events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements. Reference to a fiscal year means the fiscal year ended May 31.

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

These arrangements occasionally contain multiple elements or deliverables, such as hardware software (that is essential to the functionality of the hardware) and related services. The Company recognizes revenue for delivered elements as separate units of accounting, when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no refund or return rights for the delivered elements. The Company establishes the selling prices for each deliverable based on its, vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor third-party evidence is available. The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company determines ESP, by considering Internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and Industry technology life cycles. When determining ESP, the Company applies management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. Changes in the aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements and therefore may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

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

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that such balances will not be collected within a reasonable period of time. The Company extends credit to its customers based upon credit evaluations in the normal course of business, primarily with 30-day terms. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are generally written off when they are deemed uncollectible. No customer accounted for 10% or more of our accounts receivable in fiscal 2015 or 2014.

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

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company in fiscal 2015 is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component, (iv) Brazilian component and (v) the Russian component of our International segment), using a two-step approach, annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, we would be required to recognize an impairment loss for that excess. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of, among other things, economic and industry trends, estimated future cash flows, discount rates and other factors. For the 2015 evaluation of goodwill for the Services reporting unit, the Company performed a qualitative assessment based upon macro-economic conditions, industry and market conditions and overall financial performance, and concluded that the fair value of the Services reporting unit was substantially in excess of its carrying value.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $2.2 million, $1.8 million and $1.7 million for fiscal 2015, 2014 and 2013, respectively.

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

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are included in net income reported in SG&A expenses and were approximately $1.5 million, $0.1 million and $0.1 million in fiscal 2015, 2014 and 2013, respectively.

Derivative Financial Instruments

The Company recognizes its derivatives as either assets or liabilities, measures those instruments at fair value and recognizes the changes in fair value of the derivative in net income or other comprehensive income, as appropriate. As of May 31, 2015 and 2014, the Company had no outstanding interest rate swap contracts.

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

No customer accounted for 10% or more of our accounts receivable in fiscal 2015 or 2014. The Company had one customer which accounted for 11% of revenues for fiscal 2013. Accounts receivable from this customer was approximately 9% of total accounts receivable, net, at May 31, 2013. Our relationship with this customer comprised of separate contracts for non-destructive testing and inspection services with multiple affiliated entities within their broad organization. These contracts are typically negotiated locally with the specific location, are of varying lengths, have different start and end dates and differ in terms of the scope of work and nature of services provided. Most contracts are based on time and materials.

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

There were no stock options granted in fiscal 2015, 2014 or 2013.

In fiscal 2015 and 2014, the company granted performance restricted stock units containing service, performance and market conditions to the Company’s executive and certain other senior officers. These units have requisite service periods of three years and have no dividend rights. The performance condition is compounded annual growth rate for adjusted earnings per share, as defined in the plan agreement, which accounts for 75% of the awards. The grant-date fair value was used to value the awards related to the performance condition. The market condition is a relative total shareholder return (“TSR”) which accounts for 25% of the awards. The following table presents the assumptions used in a Monte Carlo simulation model to value the TSR components of the grants issued in fiscal 2015 and 2014:

	Fiscal 2015	Fiscal 2014
Dividend yield	0.0%	0.0%
Expected volatility	34%	38%
Risk-free interest rate	0.75%	0.70%
Expected term (years)	2.9	2.6

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

The following table sets forth the computations of basic and diluted earnings per share:

	For the year ended May 31,
	2015	2014	2013
Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$16,081	$22,518	$11,646
Denominator
Weighted average common shares outstanding	28,613	28,365	28,141
Basic earnings per share	$0.56	$0.79	$0.41

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$16,081	$22,518	$11,646
Denominator
Weighted average common shares outstanding	28,613	28,365	28,141
Dilutive effect of stock options outstanding	719	775	804
Dilutive effect of restricted stock units outstanding	258	184	161
	29,590	29,324	29,106
Diluted earnings per share	$0.54	$0.77	$0.40

The following potential common shares were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended May 31,
	2015	2014	2013
Potential common stock attributable to stock options outstanding	6	5	5
Potential common stock attributable to performance awards outstanding	1	121	—
Total	7	126	5

4. Accounts Receivable, net

Accounts receivable consist of the following:

	May 31,
	2015	2014
Trade accounts receivable	$136,208	$140,120
Allowance for doubtful accounts	(2,980)	(2,296)
Accounts receivable, net	$133,228	$137,824

The Company had $15.0 million and $16.9 million of unbilled revenues accrued as of May 31, 2015 and 2014, respectively. Unbilled revenues as of May 31, 2015 are expected to be billed in the first quarter fiscal 2016.

5. Inventories

Inventories consist of the following:

	May 31,
	2015	2014
Raw materials	$4,194	$3,663
Work in progress	1,604	2,069
Finished goods	3,178	3,462
Services-related consumable supplies	1,865	2,182
Inventory	$10,841	$11,376

6. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	May 31,
	Useful Life	2015	2014
	(Years)
Land		$1,856	$1,938
Building and improvements	30-40	17,712	22,983
Office furniture and equipment	5-8	8,084	7,169
Machinery and equipment	5-7	162,612	144,798
		190,264	176,888
Accumulated depreciation and amortization		(111,008)	(99,077)
Property, plant and equipment, net		$79,256	$77,811

Depreciation expense was approximately $22.2 million, $19.2 million and $18.9 million for the years ended May 31, 2015, 2014 and 2013, respectively.

7. Acquisitions and Dispositions

Acquisitions

During fiscal 2015, the Company completed the acquisition of four companies. One of the acquired companies is located in the U.S. and provides maintenance and inspection services primarily on offshore platforms. This acquisition expanded the service offerings within the Services segment, allowing the Company to provide services to the upstream operations of its customers. The Company also purchased a group of asset protection businesses located in Quebec, Canada and an asset inspection business in Florida to complement service offerings within the Company’s Services segment and continue its market expansion strategy. The Company’s International Segment completed an acquisition of an asset inspection business located in the United Kingdom. In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $35.8 million in cash and $20.5 million in notes payable over two years. The Company accounted for such transactions in accordance with the acquisition method of accounting for business combinations. In addition to the cash consideration related to these acquisitions, the Company accrued a liability of approximately $2.3 million, which represents the estimated fair value of contingent consideration expected to be payable in the event that the acquired companies achieve specific performance metrics during various periods over the next three years of operations. The estimated total potential contingent consideration for these acquisitions ranges from zero to $3.2 million as of May 31, 2015.

During fiscal 2014, the Company completed the acquisition of six companies. Five of these companies complemented the service offerings within the Services segment. The other company, located in Russia, was intended to complement the service offerings within the International segment and to continue its market expansion strategy. This company was subsequent sold (see Dispositions below). In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $22.3 million in cash and accounted for such transactions in accordance with the acquisition method of accounting for business combinations. In addition to the cash consideration related to these acquisitions, the Company accrued a liability of approximately $4.0 million, which represented the estimated fair value of contingent consideration expected to be payable in the event that the acquired companies achieve specific performance metrics during various periods over the next three years of operations.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of May 31, 2015 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The results of operations of each of the acquisitions completed in fiscal 2014 are included in each respective operating segment’s results of operations from the date of acquisition. The Company’s allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed and any subsequent adjustments made during the fiscal year ended May 31, 2015:

	2015	2014
Number of entities	4	6

Cash paid	$35,755	$22,272
Subordinated notes issued	20,505	—
Contingent consideration	2,255	3,967
Consideration paid	$58,515	$26,239

Current net assets	2,770	3,133
Debt and other long-term liabilities	(5,889)	(2,226)
Property, plant and equipment	7,395	1,566
Deferred tax liability	(2,467)	(2,248)
Intangibles	10,394	12,993
Goodwill	46,312	13,021
Net assets acquired	$58,515	$26,239

The amortization period for intangible assets acquired ranges from two to twelve years. The Company recorded $46.3 million and $13.0 million of goodwill in connection with its fiscal 2015 and 2014 acquisitions, respectively, reflecting the strategic fit and revenue and earnings growth potential of these businesses. The goodwill recorded in fiscal 2015 and 2014 relates primarily to the acquisition of the common stock of the acquiree, which is generally not deductible for tax purposes.

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed for one entity acquired in fiscal 2015 disclosed above. This process will conclude as soon as we finalize information regarding facts and circumstances that existed as of the acquisition date. Goodwill and intangibles for this one entity totaled $3.1 million and $1.3 million, respectively. This measurement period will not exceed one year from the acquisition date.

Revenue included in the consolidated statement of operations for fiscal 2015 from these acquisitions for the period subsequent to the closing of each transaction was approximately $50.6 million. Aggregate income from operations included in the consolidated statement of operations for fiscal 2015 from these acquisitions for the period subsequent to the closing of each transaction was approximately $0.8 million. As these acquisitions are not significant to the Company’s fiscal 2015 results, no unaudited pro forma financial information has been included in this report.

Dispositions

On May 22, 2015, the Company completed the sale of one of its Russian subsidiaries and recognized a loss of $0.4 million. The Company also recognized impairment charges of $2.1 million related to the expected sales of its other subsidiary in Russia, as well as its subsidiary in Japan (which sales were completed after May 31, 2015). Aggregate charges associated with the exit of these three foreign operations was approximately $2.5 million and is included within selling, general and administrative expenses on the consolidated income statement. In the aggregate, the assets and liabilities of these subsidiaries represent 0.6% and 0.3% of consolidated assets and liabilities, respectively, and are included in their natural classifications on the consolidated balance sheets. In aggregate, the operating loss of these subsidiaries for the year ended May 31, 2015 was $0.9 million.

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of certain acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense, net, on the consolidated statements of income and were as follows for fiscal 2015, 2014 and 2013:

	For the year ended May 31,
	2015	2014	2013
Due diligence, professional fees and other transaction costs	$215	$1,280	$1,586
Adjustments to fair value of contingent consideration liabilities	$(5,382)	$(3,937)	$(3,727)
Acquisition-related expense, net	$(5,167)	$(2,657)	$(2,141)

The Company’s contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities.

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products	Total
Balance at May 31, 2013	$61,285	$40,788	$13,197	$115,270
Goodwill acquired during the year	15,558	232	—	15,790
Adjustments to preliminary purchase price allocations	(2,769)	440	—	(2,329)
Foreign currency translation	(307)	2,092	—	1,785
Balance at May 31, 2014	$73,767	$43,552	$13,197	$130,516
Goodwill acquired during the year	41,986	1,480	—	43,466
Adjustments to preliminary purchase price allocations	3,529	(367)	—	3,162
Foreign currency translation	(2,003)	(8,727)	—	(10,730)
Balance at May 31, 2015	$117,279	$35,938	$13,197	$166,414

In the fourth quarter of fiscal 2013, as a result of a contraction in the Brazil economy, the Company experienced reduced demand for inspection services and a decline in recent and projected operating results. As a result of the completion of step one of the impairment analysis, the Company concluded that, as of March 1, 2013, the fair value of the Brazil reporting unit was below its respective carrying value and the step two analysis was performed. As a result, the Company recorded a goodwill impairment charge in the amount of $9.9 million in fiscal 2013, within its International segment, which also represents the Company's cumulative impairment charge as of May 31, 2015.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

		May 31,
		2015			2014
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-12	$81,101	$(41,009)	$40,092	$82,395	$(34,636)	$47,759
Software/Technology	3-15	15,738	(10,290)	5,448	15,328	(9,172)	6,156
Covenants not to compete	2-5	11,678	(8,605)	3,073	9,471	(7,882)	1,589
Other	2-5	6,910	(4,247)	2,663	5,869	(3,498)	2,371
Total		$115,427	$(64,151)	$51,276	$113,063	$(55,188)	$57,875

Amortization expense for the years ended May 31, 2015, 2014 and 2013 was approximately $11.1 million, $9.2 million and $7.7 million, respectively, including amortization of software/technology for the years ended May 31, 2015, 2014 and 2013 of $0.9 million, $0.9 million and $0.6 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to May 31, 2015 related to the Company’s intangible assets is expected to be as follows:

Expected Amortization Expense

2016	$10,137
2017	8,460
2018	6,583
2019	5,519
2020	4,708
Thereafter	15,869
Total	$51,276

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2015	2014
Accrued salaries, wages and related employee benefits	$26,053	$26,236
Contingent consideration	3,543	4,778
Accrued worker compensation and health benefits	3,630	3,661
Deferred revenues	3,841	2,659
Other accrued expenses	18,847	17,316
Total accrued expenses and other current liabilities	$55,914	$54,650

11. Long-Term Debt

Long-term debt consists of the following:

	May 31,
	2015	2014
Senior credit facility	$83,062	$61,148
Notes payable	24,933	10,512
Other	5,464	4,988
Total debt	113,459	76,648
Less: Current portion	(17,902)	(8,058)
Long-term debt, net of current portion	$95,557	$68,590

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), to its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Amendment increased the Company’s revolving line of credit from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019. As of May 31, 2015, the Company had borrowings of $83.1 million and a total of $4.2 million of letters of credit outstanding under the Credit Agreement. The Company capitalized $0.7 million of costs associated with this debt modification.

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

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 3.25 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio means the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company's line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of May 31, 2015, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other Debt

In connection with certain of its acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of May 31, 2015 and 2014. Amortization is recorded as interest expense in the consolidated statements of income.

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

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to May 31, 2015 are as follows:

2016	$17,902
2017	11,251
2018	722
2019	83,335
2020	249
Thereafter	—
Total	$113,459

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$6,411	$6,411
Total Liabilities	$—	$—	$6,411	$6,411

	May 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$14,145	$14,145
Total Liabilities	$—	$—	$14,145	$14,145

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

13. Share-Based Compensation

The Company has share-based incentive awards outstanding to our eligible employees and Directors under two employee stock ownership plans: (i) the 2007 Stock Option Plan (the 2007 Plan), and (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan). No further awards may be granted under the 2007 Plan, although awards granted under the 2007 Plan remain outstanding in accordance with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which approximately 640,000 shares were available for future grants as of May 31, 2015. As of May 31, 2015, there was an aggregate of approximately 2,287,000 stock options outstanding and approximately 1,101,000 unvested restricted stock units outstanding under the 2009 Plan and the 2007 Plan.

Stock Options

For the fiscal years ended May 31, 2015, 2014 and 2013, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million, $0.7 million and $3.1 million, respectively. As of May 31, 2015, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 0.8 years. Cash proceeds from, and the intrinsic value of stock options exercised during the years ended May 31, 2015, 2014 and 2013 were as follows:

	For the year ended May 31,
	2015	2014	2013
Cash proceeds from options exercised	$750	$996	$829
Aggregate intrinsic value of options exercised	563	1,247	1,012

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of May 31, 2015 is as follows (in thousands, except per share amounts):

	For the year ended May 31,
	2015		2014		2013
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	2,352	$13.09	2,464	$12.93	2,549	$12.82
Granted	—	$—	—	$—	—	$—
Exercised	(65)	$11.54	(103)	$9.67	(85)	$9.66
Expired or forfeited	—	$—	(9)	$10.03	—	$—
Outstanding at end of year:	2,287	$13.13	2,352	$13.09	2,464	$12.93

		For the year ended May 31, 2015
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.15-$11.54	192	3.4	$9.31	192	$9.31
$13.46-$22.35	2,095	4.2	$13.48	2,093	$13.48
	2,287			2,285

Aggregate Intrinsic Value	$12,321			$12,321

Restricted Stock Unit Awards

The Company recognized approximately $4.7 million, $4.0 million and $2.9 million in share-based compensation expense related to restricted stock unit awards during the fiscal years ended May 31, 2015, 2014 and 2013, respectively. As of May 31, 2015, there were approximately $7.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.1 years.

During the years ended May 31, 2015, 2014 and 2013, the Company granted approximately 21,000, 19,000 and 13,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.4 million, $0.4 million and $0.3 million, respectively, which is included in the share-based compensation expense recorded during the years ended May 31, 2015 and 2014.

During the years ended May 31, 2015, 2014 and 2013, approximately 232,000, 178,000 and 123,000 restricted stock units vested. The fair value of these units was $5.2 million, $3.3 million and $1.9 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Performance Restricted Stock Units

In fiscal 2015, the company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service periods of three years and have no dividend rights. Compensation expense related to performance restricted stock units was $0.4 million for the year ended May 31, 2015. At May 31, 2015, there was $1.4 million of total unrecognized compensation costs related to approximately 115,000 nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years. The actual payout of these units will vary based on the Company’s performance over the three-year period (based on pre-established targets) and a market condition modifier based on total shareholder return (TSR) compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted.

In fiscal 2014, the company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service periods of three years and have no dividend rights. Compensation expense related to performance restricted stock units was $1.1 million and $1.2 million for the years ended May 31, 2015 and 2014. At May 31, 2015, there was $2.1 million of total unrecognized compensation costs related to approximately 423,000 nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years. The actual payout of these units will vary based on the Company’s performance over one, two and three-year periods (based on pre-established targets) and a market condition modifier based on TSR compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted. The one-year performance condition of the fiscal 2014 awards was not achieved. The one-year market condition of the fiscal 2014 awards was achieved and will payout at 170% of target once the requisite service period is complete.

14. Income Taxes

Income before provision for income taxes is as follows:

	For the year ended May 31,
	2015	2014	2013
Income before provision for income taxes from:
U.S. operations	$26,893	$25,433	$29,573
Foreign operations	(1,162)	9,670	(5,307)
Earnings before income taxes	$25,731	$35,103	$24,266

The provision for income taxes consists of the following:

	For the year ended May 31,
	2015	2014	2013
Current
Federal	$8,489	$8,836	$9,035
States and local	1,177	1,689	1,673
Foreign	1,493	2,484	3,118
Reserve for uncertain tax positions	(48)	59	206
Total current	11,111	13,068	14,032
Deferred
Federal	(145)	(53)	5
States and local	(126)	395	134
Foreign	(2,416)	(967)	246
Total deferred	(2,687)	(625)	385
Net change in valuation allowance	1,316	85	(1,790)
Net deferred	(1,371)	(540)	(1,405)
Provision for income taxes	$9,740	$12,528	$12,627

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the year ended May 31,
	2015		2014		2013
Federal tax at statutory rate	$9,006	35.0%	$12,286	35.0%	$8,493	35.0%
State taxes, net of federal benefit	683	2.7%	1,355	3.9%	1,174	4.8%
Foreign tax	(517)	(2.0)%	(1,868)	(5.3)%	1,744	7.2%
Contingent consideration	(914)	(3.6)%	24	0.1%	(1,156)	(4.8)%
Permanent differences	196	0.8%	531	1.5%	498	2.1%
Goodwill impairment	—	—%	—	—%	3,478	14.3%
Other	(30)	(0.1)%	115	0.3%	186	0.8%
Change in valuation allowance	1,316	5.1%	85	0.2%	(1,790)	(7.4)%
Total provision for income taxes	$9,740	37.9%	$12,528	35.7%	$12,627	52.0%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	May 31,
	2015	2014
Deferred income tax assets
Allowance for doubtful accounts	$1,036	$777
Inventory	796	726
Intangible assets	1,254	3,316
Accrued expenses	3,455	2,580
Net operating loss carryforward	4,738	3,745
Capital lease obligation	379	44
Deferred stock based compensation	6,241	5,739
Other	370	108
Deferred income tax assets	18,269	17,035
Valuation allowance	(3,238)	(2,553)
Net deferred income tax assets	15,031	14,482
Deferred income tax liabilities
Property and equipment	(8,214)	(6,821)
Goodwill	(10,728)	(9,423)
Intangible assets	(6,677)	(9,057)
Other	(44)	(80)
Deferred income tax liabilities	(25,663)	(25,381)
Net deferred income taxes	$(10,632)	$(10,899)

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Evidence used includes information about the Company’s current financial position and results of operations for the current and preceding years, as well as available information about future years, the reversal of deferred tax liabilities and tax planning strategies. On the basis of this evaluation, as of May 31, 2015, a valuation allowance of $3.2 million has been recorded to reduce the deferred tax assets to an amount that will more likely than not be realized.

As of May 31, 2015, the Company has available Federal net operating losses of approximately $0.3 million with expiration dates starting in fiscal 2028, and state net operating losses of $3.2 million with expiration dates starting in fiscal 2016. In addition, the company has net operating losses in certain foreign jurisdictions of approximately $14.3 million some of which have unlimited life and others expire beginning in fiscal 2019.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the year ended May 31,
	2015	2014
Balance at June 1	$1,016	$1,061
Additions for tax positions related to the current fiscal year	30	36
Additions for tax positions related to prior years	—	—
Decreases for tax positions related to prior years	(1)	(10)
Current year acquisitions	—	63
Impact of foreign exchange fluctuation	(112)	(52)
Settlements	(50)	(48)
Reductions related to the expiration of statutes of limitations	(120)	(34)
Balance at May 31	$763	$1,016

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of May 31, 2015 and 2014, there were approximately $1.1 million and $1.4 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ending May 31, 2015 and 2014. The Company anticipates a decrease to its unrecognized tax benefits of approximately $0.1 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before May 31, 2012 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before May 31, 2011.

The Company has not recognized U.S. taxes on the earnings of its undistributed international subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. Net (loss) income of foreign subsidiaries was $(0.8) million and $8.0 million for fiscal 2015 and 2014, respectively. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

15. Employee Benefit Plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after six months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was $2.8 million, $2.5 million and $2.3 million for the years ended May 31, 2015, 2014 and 2013, respectively.

The Company participates with other employers in contributing to a union plan, which covers certain U.S. based union employees. The plan is not administered by the Company and contributions are determined in accordance with provisions of a collective bargaining agreement. The Company’s contributions to the plan were $0.2 million, $0.1 million and $0.1 million for the years ended May 31, 2015, 2014 and 2013. The Company has benefit plans covering certain employees in selected foreign countries. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

The Company leases its headquarters under a operating lease from a shareholder and officer of the Company. On August 1, 2014 the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during fiscal 2015 were approximately $0.9 million. See Note 18 — Commitments and Contingencies for further detail related to operating leases.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer, requiring monthly payments through January 2016. Total rent payments made during fiscal 2015 were approximately $0.3 million.

The Company has a lease for office space located in Brazil, which is partly owned by a shareholder and officer, requiring monthly payments through fiscal 2024. Total rent payments made during fiscal 2015 were approximately $0.1 million.

17. Obligations under Capital Leases

The Company leases certain office space, and service equipment under capital leases, requiring monthly payments ranging from less than $1 thousand to $69 thousand, including effective interest rates that range from approximately 1% to 7% expiring through May 2022. The net book value of assets under capital lease obligations was $19.9 million and $18.1 million at May 31, 2015 and 2014, respectively.

Scheduled future minimum lease payments subsequent to May 31, 2015 are as follows:

2016	$8,216
2017	6,076
2018	4,094
2019	1,807
2020	285
Thereafter	114
Total minimum lease payments	20,592
Less: amount representing interest	(1,229)
Present value of minimum lease payments	19,363
Less: current portion of obligations under capital leases	(8,646)
Obligations under capital leases, net of current portion	$10,717

18. Commitments and Contingencies

Operating Leases

The Company is party to various noncancelable lease agreements, primarily for its international and domestic office and lab space. Future minimum lease payments under noncancelable operating leases in each of the five years and thereafter subsequent to May 31, 2015 are as follows:

2016	$8,766
2017	6,291
2018	5,527
2019	4,916
2020	3,639
Thereafter	9,544
Total	$38,683

Total rent expense was $10.6 million, $9.5 million and $7.2 million for the years ended May 31, 2015, 2014 and 2013, respectively.

Litigation and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition, except for the proceedings described below for which the Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability estimate. The costs of defense and amounts that may be recovered against the Company in such matters may be covered by insurance, except that the primary claims set forth in the two purported class action cases in California are excluded from insurance coverage.

Litigation and Commercial Claims

In April 2015, two separate lawsuits were filed in California as purported class action lawsuits on behalf of current and former Mistras employees. The cases are David Kruger v Mistras Group, Inc., pending in the U.S. District Court for the Eastern District of California and Edgar Viceral v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. Both cases were originally filed in California state court and were removed to the respective U.S. District Courts for the districts in which the state court cases were filed. Both cases allege violations of California statutes primarily from the California Labor Code; the Viceral case also seeks to proceed as a collective action under the U.S. Fair Labor Standards Act.  Both cases are predicated on claims for allegedly missed rest and meal periods, inaccurate wage statements, and failure to pay all wages due, as well as related unfair business practices. Both cases are requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. Both matters are in the preliminary stages. Counsel for the plaintiffs in these cases have notified the Company that they intend to dismiss the Kruger case without prejudice and amend the complaint in the Viceral case to include the plaintiffs in the Kruger case and add any claims in the Kruger complaint that are not included in the Viceral complaint. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to these matters, and accordingly, has not established any reserves for these matters.

During fiscal 2012 and 2013, the Company performed radiography work on the construction of pipeline projects in the U.S. The Company has received notice that the owner of the pipeline projects contends that certain of the x-ray images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1103. The projects owner is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. No lawsuit has been filed at this time.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it had a preliminary assessment performed at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA would like to conduct an investigation of the site, which would include taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any reserves for this matter.

In January 2012, the Company received notice of a governmental investigation concerning an environmental incident which occurred in February 2011 outside on the premises of the Cudahy facility.  No human injury or property damage was reported or appears to have been caused as a result of this incident. While management cannot predict the ultimate outcome of this matter, based on its internal investigation to date, the Company does not believe the outcome will have a material effect on its financial condition or results of operations. To the Company’s knowledge, this matter has been dormant since fiscal 2012.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of May 31, 2015, total potential acquisition-related contingent consideration ranged from zero to $19.4 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next three years of operations. See Note 7 - Acquisitions for further discussion of the Company’s acquisitions.

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

•
International. This segment offers services, products and systems similar to those of the Company’s other segments to global markets, in Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

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

The accounting policies of the reportable segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Segment income from operations is determined based on internal performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each business in a given period and to make decisions as to resource allocations. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for share-based compensation and certain other acquisition-related charges and balances, technology and product development costs, certain gains and losses from dispositions, and litigation settlements or other charges. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations also excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	For the year ended May 31,
	2015	2014	2013
Revenues
Services	$540,224	$443,229	$380,851
International	146,953	161,395	126,840
Products and Systems	31,255	33,544	33,301
Corporate and eliminations	(7,180)	(14,721)	(11,710)
	$711,252	$623,447	$529,282

	For the year ended May 31,
	2015	2014	2013
Gross profit
Services	$135,201	$114,182	$98,907
International	34,572	44,893	32,319
Products and Systems	14,314	14,495	16,947
Corporate and eliminations	646	(627)	198
	$184,733	$172,943	$148,371

	For the year ended May 31,
	2015	2014	2013
Income from operations
Services	$49,142	$43,221	$40,325
International	(575)	10,238	(8,246)
Products and Systems	2,461	2,552	7,286
Corporate and eliminations	(20,675)	(17,716)	(11,811)
	$30,353	$38,295	$27,554

	For the year ended May 31,
	2015	2014	2013
Depreciation and amortization
Services	$22,268	$17,794	$18,296
International	8,451	8,065	6,200
Products and Systems	2,426	2,373	2,229
Corporate and eliminations	141	197	(78)
	$33,286	$28,429	$26,647

	May 31,
	2015	2014
Intangible assets, net
Services	$24,598	$22,440
International	19,482	26,898
Products and Systems	7,004	8,310
Corporate and eliminations	192	227
	$51,276	$57,875

	May 31,
	2015	2014
Total assets
Services	$307,328	$249,378
International	126,643	155,571
Products and Systems	37,999	38,041
Corporate and eliminations	(243)	982
	$471,727	$443,972

Revenue and long-lived assets by geographic area was as follows:

	For the year ended May 31,
	2015	2014	2013
Revenue
United States	$491,818	$403,001	$347,423
Other Americas	68,628	55,120	55,379
Europe	137,071	143,931	106,416
Asia-Pacific	13,735	21,395	20,064
	$711,252	$623,447	$529,282

	May 31,
	2015	2014
Long-lived assets
United States	$190,997	$141,447
Other Americas	31,558	33,515
Europe	73,744	90,194
Asia-Pacific	647	1,046
	$296,946	$266,202

20. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2015 and 2014:

Fiscal quarter ended	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2014
Revenues	$174,686	$163,100	$206,893	$166,573	$179,127	$151,727	$156,755	$135,838
Gross Profit	44,966	38,734	59,039	41,994	46,389	39,300	47,977	39,277
Income from operations	4,627	3,870	18,192	3,664	10,468	3,000	15,252	9,575
Net income attributable to Mistras Group, Inc.	$2,171	$1,817	$10,427	$1,666	$6,419	$1,201	$9,257	$5,641
Earnings per common share:
Basic	0.08	0.06	0.36	0.06	0.23	0.04	0.33	0.20
Diluted	0.07	0.06	0.35	0.06	0.22	0.04	0.32	0.19

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of May 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the original Internal Control — Integrated Framework issued in 1992. Based on that assessment, our management concluded that, as of May 31, 2015, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2015 annual shareholders meeting. The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual shareholders meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of May 31, 2015 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)
Equity Compensation Plans Approved by Security Holders (1)	2,287	$13.13	640

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,287	$13.13	640
________________________________________

(1)         Includes all the Company’s plans: 1995 Incentive Stock Option and Restricted Stock Plan, 2007 Stock Option Plan and 2009 Long-Term Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual shareholders meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information contained in our definitive proxy statement related to the 2015 annual shareholders meeting.

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

10.2
Third Amendment and Modification Agreement, dated October 31, 2014 to the Third Amended and Restated Credit Agreement, dated December 21, 2011 (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed January 9, 2015 and incorporated herein by reference)

10.3
Form of Indemnification Agreement for directors and officers (filed as exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.4
Employment Agreement between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.4 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.5
Amendment, dated July 14, 2010 to Employment Agreement, between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.6
Amendment No. 2, dated January 24, 2014, to Employment Agreement between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on April 9, 2014 and incorporated herein by reference)

10.7
2007 Stock Option Plan and form of Stock Option Agreement (filed as exhibit 10.5 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.8
2009 Long-Term Incentive Plan (filed as exhibit 10.6 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference).

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

10.11
Form of Restricted Stock Unit Certificate for awards under 2009 Long-Term Incentive Plan (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on January 13, 2011 and incorporated herein by reference)

10.12	Form of performance share unit awards letter under 2009 Long-Term Incentive Plan (filed as exhibit 10.11 to Annual Report on Form 10-K filed on August 8, 2014 and incorporated herein by reference)

10.13	Mistras Group Severance Plan as amended (April 2014) (filed as Exhibit 10.12 to Annual Report on Form 10-K filed on August 8, 2014 and incorporated herein by reference)

10.14	Description of Compensation for Non-Employee Directors (Fiscal 2015) (filed as exhibit 10.13 to Annual Report on Form 10-K filed on August 8, 2014 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Schema Document

101.CAL***	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE***	XBRL Presentation Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

_______________________
Exhibits 10.3 to 10.14 are management contracts or compensatory plans, contracts, or arrangements.
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

Date: August 12, 2015

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

Signature	Title	Date

/s/Sotirios J. Vahaviolos	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	August 12, 2015
Sotirios J. Vahaviolos

/s/ Jonathan H. Wolk	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 12, 2015
Jonathan H. Wolk

/s/ James J. Forese	Director	August 12, 2015
James J. Forese

/s/ Richard H. Glanton	Director	August 12, 2015
Richard H. Glanton

/s/ Ellen T. Ruff	Director	August 12, 2015
Ellen T. Ruff

/s/ Michael J. Lange	Director	August 12, 2015
Michael J. Lange

/s/ Manuel N. Stamatakis	Director	August 12, 2015
Manuel N. Stamatakis

/s/ W. Curtis Weldon	Director	August 12, 2015
W. Curtis Weldon