Form 10-Q
period 2015-08-31
Mistras Group, Inc.
filed 2015-10-13
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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
☐ Yes  ☒ No

As of October 1, 2015, the registrant had 28,861,316 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	August 31, 2015	May 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$11,686	$10,555
Accounts receivable, net	134,065	133,228
Inventories	10,820	10,841
Deferred income taxes	5,021	5,144
Prepaid expenses and other current assets	9,662	11,698
Total current assets	171,254	171,466
Property, plant and equipment, net	77,671	79,256
Intangible assets, net	48,835	51,276
Goodwill	165,216	166,414
Deferred income taxes	851	1,208
Other assets	2,089	2,107
Total assets	$465,916	$471,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,073	$10,529
Accrued expenses and other current liabilities	52,758	55,914
Current portion of long-term debt	16,352	17,902
Current portion of capital lease obligations	7,170	8,646
Income taxes payable	581	532
Total current liabilities	86,934	93,523
Long-term debt, net of current portion	89,443	95,557
Obligations under capital leases, net of current portion	10,811	10,717
Deferred income taxes	18,188	16,984
Other long-term liabilities	8,732	9,934
Total liabilities	214,108	226,715
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	288	287
Additional paid-in capital	208,727	208,064
Retained earnings	64,453	57,581
Accumulated other comprehensive loss	(21,765)	(21,113)
Total Mistras Group, Inc. stockholders’ equity	251,703	244,819
Noncontrolling interests	105	193
Total equity	251,808	245,012
Total liabilities and equity	$465,916	$471,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended August 31,
	2015	2014

Revenue	$179,853	$166,573
Cost of revenue	123,400	119,722
Depreciation	5,179	4,857
Gross profit	51,274	41,994
Selling, general and administrative expenses	35,836	35,220
Research and engineering	621	649
Depreciation and amortization	2,781	3,422
Acquisition-related (benefit), net	(896)	(961)
Income from operations	12,932	3,664
Interest expense	1,922	905
Income before provision for income taxes	11,010	2,759
Provision for income taxes	4,163	1,088
Net income	6,847	1,671
Less: net loss (income) attributable to noncontrolling interests, net of taxes	25	(5)
Net income attributable to Mistras Group, Inc.	$6,872	$1,666
Earnings per common share
Basic	$0.24	$0.06
Diluted	$0.23	$0.06
Weighted average common shares outstanding:
Basic	28,724	28,477
Diluted	29,595	29,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended August 31,
	2015	2014

Net income	$6,847	$1,671
Other comprehensive (loss)/income:
Foreign currency translation adjustments	(652)	(1,905)
Comprehensive income (loss)	6,195	(234)
less: comprehensive loss (income) attributable to noncontrolling interest	88	(5)
Comprehensive income (loss) attributable to Mistras Group, Inc.	$6,283	$(239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended August 31,
	2015	2014
		Note 1
Cash flows from operating activities
Net income	$6,847	$1,671
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,960	8,279
Deferred income taxes	1,474	1,134
Share-based compensation expense	1,957	2,167
Charges associated with the exit of foreign operations	(345)	—
Fair value adjustment to contingent consideration liabilities	(900)	(983)
Other	(439)	430
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	(1,760)	905
Inventories	(16)	1,431
Prepaid expenses and other current assets	2,036	56
Other assets	(108)	(51)
Accounts payable	(393)	(2,059)
Accrued expenses and other current liabilities	(112)	(3,086)
Income taxes payable	9	(1,047)
Net cash provided by operating activities	16,210	8,847
Cash flows from investing activities
Purchase of property, plant and equipment	(4,501)	(3,804)
Purchase of intangible assets	(66)	(358)
Acquisition of businesses, net of cash acquired	—	(32,657)
Proceeds from sale of equipment	168	318
Net cash used in investing activities	(4,399)	(36,501)
Cash flows from financing activities
Repayment of capital lease obligations	(1,893)	(2,104)
Repayment of long-term debt	(10,965)	(2,394)
Net borrowings against revolver	3,700	35,700
Payment of contingent consideration for business acquisitions	(113)	—
Taxes paid related to net share settlement of share-based awards	(953)	(1,427)
Excess tax benefit from share-based compensation	(338)	337
Proceeds from the exercise of stock options	—	—
Net cash provided by financing activities	(10,562)	30,112
Effect of exchange rate changes on cash and cash equivalents	(118)	18
Net change in cash and cash equivalents	1,131	2,476
Cash and cash equivalents
Beginning of period	10,555	10,020
End of period	$11,686	$12,496
Supplemental disclosure of cash paid
Interest	$1,803	$885
Income taxes	$192	$2,135
Noncash investing and financing
Equipment acquired through capital lease obligations	$636	$1,951
Issuance of notes payable	$—	$20,508

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending May 31, 2016 and 2015. Reference to a fiscal year means the fiscal year ended May 31. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“Annual Report”) for fiscal 2015, as filed with the Securities and Exchange Commission on August 12, 2015.

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

Immaterial Correction

Subsequent to the issuance of its interim consolidated financial statements as of and for the three months ended August 31, 2014, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows for that period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial. Accordingly, management has corrected the presentation of the affected line items of the accompanying consolidated statement of cash flows for the quarter ended August 31, 2014, as summarized below. These changes did not impact the Company’s net income, balance sheet, or stockholders’ equity for any period previously reported.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Previously Reported	Revised
Cash flows from operating activities
Deferred income taxes	6,456	1,134
Fair value adjustment to contingent consideration liabilities	(1,396)	(983)
Accounts payable	(1,749)	(2,059)
Accrued expenses and other current liabilities	(2,637)	(3,086)
Net cash provided by operating activities	14,515	8,847

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(36,801)	(32,657)
Net cash used in investing activities	(40,645)	(36,501)

Cash flows from financing activities
Repayment of long-term debt	(1,875)	(2,394)
Net borrowings against revolver	35,558	35,700
Net cash provided by financing activities	30,489	30,112

Effect of exchange rate changes on cash and cash equivalents	(1,883)	18

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Company's Annual Report. On an ongoing basis, we evaluate its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2015 Annual Report, there have been no material changes to the Company's significant accounting policies.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. This ASU requires discontinued operations treatment for disposals of a component or group of components of an entity that represent a strategic shift that has or will have a major impact on an entity's operations or financial results. ASU 2014-08 also expands the scope of ASC 205-20, "Discontinued Operations," to disposals of equity method investments and acquired businesses held for sale. This ASU is effective prospectively for all disposals or classifications as held for sale that occur in interim and annual reporting periods beginning after December 15, 2014. The Company adopted ASU 2014-08 and there was no material impact on the Company's consolidated financial statements and related disclosures.

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

Stock Options

For the three months ended August 31, 2015 and 2014, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million for each period respectively. As of August 31, 2015, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 0.5 years.

No stock options were granted during the three months ended August 31, 2015 and 2014.

Restricted Stock Unit Awards

For the three months ended August 31, 2015 and 2014, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million for each period respectively. As of August 31, 2015, there was $8.9 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 3.1 years.

During the first three months of fiscal 2016 and 2015, the Company granted approximately 15,000 and 10,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.2 million for each period respectively, which was recorded as share-based compensation expense during the three months ended August 31, 2015 and 2014.

During the first three months of fiscal 2016 and 2015, approximately 205,000 and 217,000 restricted stock units, respectively, vested. The fair value of these units was $3.2 million and $4.7 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Performance Restricted Stock Units

Fiscal 2016
In the first quarter of fiscal 2016, the Company modified its equity compensation plan for its executive and certain other senior officers. The Company granted 154,000 performance restricted stock units to its executive and certain other senior officers. These units have requisite service periods of five years and have no dividend rights. The actual payout of these units will vary

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

based on the Company’s performance over a one-year period based on three metrics related to the Company’s fiscal 2016 performance: (1) Operating Income, (2) Adjusted EBITDAS, which is net income before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, acquisition related items, and other non-routine items as determined by the Committee and (3) Revenue. There is also a discretionary portion based on individual performance.

As a condition for receiving any awards under the revised fiscal 2016 plan, the executive and senior officers surrendered and released all rights to receive any shares under the 2014 and 2015 awards with a three-year performance or market condition. The Company has accounted for the fiscal 2016 awards as modifications in accordance with ASC 718, Compensation - Stock Compensation.

Compensation costs are initially measured assuming that the target performance conditions will be achieved. However, compensation costs related to the performance conditions are adjusted for subsequent changes in the expected outcomes of the performance conditions. The discretionary portion of these awards will be liability-classified and adjusted to fair value each reporting period. Compensation costs for the discretionary portion of the awards will be recognized over the same five year requisite service period as the awards based on the Company’s fiscal 2016 performance. For the three months ended August 31, 2015, the Company recognized share-based compensation expense related to these units of less than $0.1 million. At August 31, 2015, there was $2.2 million of total unrecognized compensation costs related to the 154,000 non-vested performance restricted stock units.
Fiscal 2015
In the second quarter of fiscal 2015, the Company granted performance restricted stock units to its executive and certain other senior officers. These units were surrendered as part of the revised fiscal 2016 plan as discussed above. For the three months ended August 31, 2015, the Company recognized share-based compensation expense related to performance restricted stock units of $0.2 million.

Fiscal 2014
In the third quarter of fiscal 2014, the Company granted one-year, two-year and three-year performance restricted stock units to its executive officers and certain other senior officers. These units have requisite service (vesting) periods of three years and have no dividend rights. The units with three-year performance and market conditions were surrendered as part of the revised fiscal 2016 plan as discussed above. For the three months ended August 31, 2015 and 2014, the Company recognized share-based compensation expense related to performance restricted stock units of $0.4 million and $0.8 million, respectively. At August 31, 2015, there was $1.0 million of total unrecognized compensation costs related to approximately 95,000 non-vested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.0 years. The actual payout of these units will vary based on the Company’s performance over one, and two-year periods (based on pre-established targets) and a market condition modifier based on TSR compared to an industry peer group. Compensation cost is initially measured assuming that the target performance condition will be achieved. However, compensation cost related to the performance condition is adjusted for subsequent changes in the expected outcome of the performance condition. Compensation cost related to the TSR condition is fixed at the measurement date, and not subsequently adjusted. The one-year and two-year performance conditions of the fiscal 2014 awards were not achieved. The one-year market condition of the fiscal 2014 awards was achieved and will payout at 170% of target once the requisite service period is complete.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2015	2014

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$6,872	$1,666
Denominator:
Weighted average common shares outstanding	28,724	28,477
Basic earnings per share	$0.24	$0.06

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$6,872	$1,666
Denominator:
Weighted average common shares outstanding	28,724	28,477
Dilutive effect of stock options outstanding	627	834
Dilutive effect of restricted stock units outstanding	244	241
	29,595	29,552
Diluted earnings per share	$0.23	$0.06

4.                                      Acquisitions and Dispositions

Acquisitions

The Company did not complete any acquisitions during the three months ended August 31, 2015.

In the first quarter of fiscal 2015, the Company completed three acquisitions. The Company purchased a company, located in Louisiana, a provider of maintenance and inspection services primarily on offshore platforms. This acquisition expands the service offerings within the Services segment, allowing the Company to provide services to the upstream operations of its customers. The Company also purchased a group of asset protection businesses located in Quebec, Canada to complement service offerings within the Company’s Services segment and continue its market expansion strategy. The Company’s International Segment completed an acquisition of an asset inspection business located in the United Kingdom.

In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $34.0 million in cash and $22.7 million in notes payable issued as part of the acquisition and other liabilities assumed. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. In addition, the acquisition in Quebec provided for contingent consideration of up to $2.7 million to be earned based upon the acquired business achieving specific performance metrics over the next three years of operation from the acquisition date.

The amortization period of intangible assets acquired in fiscal 2015 ranges from 3 to 10 years. The Company recorded $43.9 million of goodwill in connection with these acquisitions, reflecting the strategic fit and revenue and earnings growth potential of these business.

Dispositions

In the first quarter of fiscal 2016, the Company finalized the sales of its subsidiaries in Russia and Japan and recognized an operating loss of $0.3 million.

Acquisition-Related Expense

During the three month period ended August 31, 2015, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. These adjustments resulted in a net decrease of acquisition-related

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

contingent consideration liabilities and a corresponding increase in income from operations of $0.9 million. The Company’s aggregate acquisition-related contingent consideration liabilities were $5.2 million and $6.4 million as of August 31, 2015 and May 31, 2015, respectively.

During the three month period ended August 31, 2014, the Company incurred acquisition-related costs of less than $0.1 million in connection with due diligence, professional fees, and other expenses for its acquisition activity. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three month period ended August 31, 2014, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $1.0 million.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the condensed consolidated statements of income for the three month periods ended August 31, 2015 and 2014.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	August 31, 2015	May 31, 2015

Trade accounts receivable	$137,335	$136,208
Allowance for doubtful accounts	(3,270)	(2,980)
Account receivable, net	$134,065	$133,228

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	August 31, 2015	May 31, 2015

Land		$1,913	$1,856
Buildings and improvements	30-40	18,883	17,712
Office furniture and equipment	5-8	8,306	8,084
Machinery and equipment	5-7	162,432	162,612
		191,534	190,264
Accumulated depreciation and amortization		(113,863)	(111,008)
Property, plant and equipment, net		$77,671	$79,256

Depreciation expense for the three months ended August 31, 2015 and 2014 was $5.6 million and $5.4 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

7.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

		August 31, 2015			May 31, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$80,279	$(42,386)	$37,893	$81,101	$(41,009)	$40,092
Software/Technology	3-15	16,195	(10,579)	5,616	15,738	(10,290)	5,448
Covenants not to compete	2-5	11,648	(8,798)	2,850	11,678	(8,605)	3,073
Other	2-5	6,851	(4,375)	2,476	6,910	(4,247)	2,663
Total		$114,973	$(66,138)	$48,835	$115,427	$(64,151)	$51,276

Amortization expense for the three months ended August 31, 2015 and 2014 was $2.4 million and $2.9 million, respectively.

8.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 31, 2015	May 31, 2015

Accrued salaries, wages and related employee benefits	$26,140	$26,053
Contingent consideration, current portion	2,897	3,543
Accrued workers’ compensation and health benefits	5,523	3,630
Deferred revenue	3,456	3,841
Other accrued expenses	14,742	18,847
Total accrued expenses and other liabilities	$52,758	$55,914

9.                               Long-Term Debt

Long-term debt consists of the following:

	August 31, 2015	May 31, 2015

Senior credit facility	$86,443	$83,062
Notes payable	13,187	24,933
Other	6,165	5,464
Total debt	105,795	113,459
Less: Current portion	(16,352)	(17,902)
Long-term debt, net of current portion	$89,443	$95,557

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement, to its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Credit Agreement provides the Company’s with a $175.0 million revolving line of credit, which, under certain circumstances the line of credit can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

maturity date of October 30, 2019. As of August 31, 2015, the Company had borrowings of $86.4 million and a total of $4.4 million of letters of credit outstanding under the Credit Agreement.

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

As of August 31, 2015, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other

In connection with certain of its acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of August 31, 2015 and May 31, 2015. Amortization is recorded as interest expense in the consolidated statements of income.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	August 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$5,220	$5,220
Total Liabilities	$—	$—	$5,220	$5,220

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$6,411	$6,411
Total Liabilities	$—	$—	$6,411	$6,411

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

Litigation and Commercial Claims

In April 2015, two separate lawsuits were filed in California as purported class action lawsuits on behalf of current and former Mistras employees. The cases are David Kruger v Mistras Group, Inc., pending in the U.S. District Court for the Eastern District of California and Edgar Viceral v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. Both cases were originally filed in California state court and were removed to the respective U.S. District Courts for the districts in which the state court cases were filed. These two cases have been consolidated, with the Kruger dismissing his case and joining the Viceral case. As part of this consolidation, the claims in the Kruger case that were not part of the Viceral

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

included case were added to the Viceral case by the filing of an amended complaint. The consolidated case alleges violations of California statutes primarily from the California Labor Code and seeks to proceed as a collective action under the U.S. Fair Labor Standards Act. The case is predicated on claims for allegedly missed rest and meal periods, inaccurate wage statements, and failure to pay all wages due, as well as related unfair business practices, and is requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. The case is in the preliminary stages. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to these matters, and accordingly, has not established any reserves for these matters.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of August 31, 2015, total potential acquisition-related contingent consideration ranged from zero to approximately $19.2 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.1 years of operations. See Note 4 - Acquisitions to these consolidated financial statements for further discussion of the Company’s acquisitions.

12.                               Subsequent Events

Subsequent to August 31, 2015, the Company completed an acquisition of an unmanned aerial system and NDT provider located in the U.S. The Company’s cash outlay for this acquisition was $1.75 million. In addition to the cash consideration, the acquisition provides for contingent consideration to be earned based upon the acquired company achieving specific performance metrics over the next four years of operation. The Company is in the process of completing the preliminary purchase price allocation. This acquisition was not significant and no pro forma information has been included.

On October 7, 2015, the Company announced that its Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s outstanding common stock. The shares may be repurchased from time to time in open market transactions at prevailing market prices or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

number of factors, including the market price of the Company's stock, general market and economic conditions, legal requirements and compliance with the terms of the Company's credit facility.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended August 31,
	2015	2014
Revenues
Services	$137,405	$121,932
International	36,859	40,038
Products and Systems	8,686	6,567
Corporate and eliminations	(3,097)	(1,964)
	$179,853	$166,573

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended August 31,
	2015	2014
Gross profit
Services	$36,569	$29,771
International	10,780	9,468
Products and Systems	3,922	2,664
Corporate and eliminations	3	91
	$51,274	$41,994

	Three months ended August 31,
	2015	2014
Income (loss) from operations
Services	$15,398	$8,880
International	1,818	(699)
Products and Systems	1,184	(433)
Corporate and eliminations	(5,468)	(4,084)
	$12,932	$3,664

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended August 31,
	2015	2014
Depreciation and amortization
Services	$5,522	$5,385
International	1,972	2,161
Products and Systems	563	596
Corporate and eliminations	(97)	137
	$7,960	$8,279

	August 31, 2015	May 31, 2015
Goodwill
Services	$116,821	$117,279
International	35,198	35,938
Products and Systems	13,197	13,197
	$165,216	$166,414

	August 31, 2015	May 31, 2015
Total assets
Services	$301,889	$307,328
International	125,591	126,643
Products and Systems	37,730	37,999
Corporate and eliminations	706	(243)
	$465,916	$471,727

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Revenues by geographic area for the three months ended August 31, 2015 and 2014, respectively, were as follows:

	Three months ended August 31,
	2015	2014
Revenues
United States	$130,344	$111,940
Other Americas	11,529	14,298
Europe	34,884	36,645
Asia-Pacific	3,096	3,690
	$179,853	$166,573

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended August 31, 2015 and 2014. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2015 filed August 12, 2015 (“2015 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2015 is referred to as “fiscal 2016”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2015 Annual Report as well as those discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, high unemployment rates, slow economic growth, fluctuating oil prices, which are currently very low, and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, to acquire new technologies in order to expand our proprietary portfolio of customized solutions, and to make acquisitions of complementary businesses at reasonable valuations.

Results of Operations

Our consolidated results of operations for the three months ended August 31, 2015 and 2014 were as follows:

	Three Months Ended August 31,
	2015	2014
	($ in thousands)
Revenues	$179,853	$166,573
Gross profit	51,274	41,994
Gross profit as a % of Revenue	29%	25%
Total operating expenses	38,342	38,330
Operating expenses as a % of Revenue	21%	23%
Income from operations	12,932	3,664
Income from Operations as a % of Revenue	7%	2%
Interest expense	1,922	905
Income before provision for income taxes	11,010	2,759
Provision for income taxes	4,163	1,088
Net income	6,847	1,671
Less: net loss (income) attributable to noncontrolling interests, net of taxes	25	(5)
Net income attributable to Mistras Group, Inc.	$6,872	$1,666

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three months ended August 31, 2015 and 2014 were as follows:

	Three Months Ended August 31,
	2015	2014
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$6,872	$1,666
Interest expense	1,922	905
Provision for income taxes	4,163	1,088
Depreciation and amortization	7,960	8,279
EBITDA	$20,917	$11,938
Share-based compensation expense	1,957	2,167
Acquisition-related (benefit), net	(896)	(961)
Foreign exchange loss	$292	$252
Adjusted EBITDA	$22,270	$13,396

Note About Non-GAAP Measures

Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes and depreciation and amortization. Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange loss and, if applicable, certain non-recurring items which we note.

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

In the MD&A section "Liquidity and Capital Resources", we use the term free cash flow, a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow for the first three months of fiscal 2016 was $11.7 million consisting of $16.2 million of operating cash flow less $4.5 of capital expenditures. For the comparable period in fiscal 2015, free cash flow was $5.0 million consisting of $8.8 million of operating cash flow less $3.8 million of capital expenditures.

Revenue

Revenues for the three months ended August 31, 2015 were $179.9 million, an increase of $13.3 million, or 8.0%, compared to $166.6 million for the three months ended August 31, 2014.

Revenues by segment for the three months ended August 31, 2015 and 2014 were as follows:

	Three months ended August 31,
	2015	2014
	($ in thousands)
Revenues
Services	$137,405	$121,932
International	36,859	40,038
Products and Systems	8,686	6,567
Corporate and eliminations	(3,097)	(1,964)
	$179,853	$166,573

In the first quarter of fiscal 2016, our revenue growth was driven by our Services and Products and Systems segments. Services segment revenues increased 13% due to acquisition and organic revenue growth, partially offset by the unfavorable impact of the weaker Canadian dollar. Services organic growth benefited from two small turnarounds in the first quarter. Products and Systems segment revenues increased by 32% driven by improved sales volume. International Segment revenues declined by 8%, driven by an unfavorable impact of foreign exchanges rates of 17% and dispositions. Excluding the impact of foreign exchange rates and dispositions, the International Segment showed double digit organic growth driven by increased product sales in the U.K. and increased traditional NDT in France. See Note 4 - Acquisitions and Dispositions for further discussion regarding dispositions in the International segment.

Oil and gas revenues grew by approximately 25% and remained the Company’s most significant vertical market, comprising 56% and 48% of total Company revenues in the first quarters of fiscal 2016 and 2015, respectively. We also experienced growth from customers in other industries, including power generation and process industries. The Company’s top ten customers comprised approximately 36% of total revenues in the first quarter of fiscal 2015 compared with 32% in the first quarter of the prior fiscal year.

Gross Profit

Gross profit increased by $9.3 million, or 22%, to $51.3 million in the first quarter of fiscal 2016, compared with $42.0 million in the first quarter of fiscal 2015.

Gross profit by segment for the three months ended August 31, 2015 and 2014 was as follows:

	Three months ended August 31,
	2015	2014
	($ in thousands)
Gross profit
Services	$36,569	$29,771
International	10,780	9,468
Products and Systems	3,922	2,664
Corporate and eliminations	3	91
	$51,274	$41,994

As a percentage of revenues, gross profit was 29% and 25% for the first quarters of fiscal 2016 and 2015, respectively. The increase in gross profit percentage was attributable to each of the operating segments: Services, International, and Products and Systems. Service segment gross profit margin increased 220 basis points compared to the first quarter of fiscal 2015. Services gross profit margin improvement can be attributed to cost reduction initiatives, contract management, and improved staffing utilization. International segment gross margins increased to 29% in the first quarter of fiscal 2016 compared with 24% in the prior year. The 560 basis point increase was driven by improved staffing utilization and higher product sales throughout the segment. Products and Systems segment gross margin improved to 45% compared to 41% in the prior year, driven by a more favorable sales mix of revenues, due to reduced sales of customized solutions.

Income from Operations

The following table shows a reconciliation of the income from operations before acquisition-related expense (benefit), net, to income from operations for each of the Company's three segments and for the Company in total:

	Three months ended August 31,
	2015	2014
	($ in thousands)
Services:
Income from operations before acquisition-related (benefit) expense, net	$14,468	$9,141
Acquisition-related (benefit) expense, net	(930)	261
Income from operations	15,398	8,880
International:
Income (Loss) from operations before acquisition-related expense, net	$1,848	$(588)
Acquisition-related expense, net	30	111
Income (Loss) from operations	1,818	(699)
Products and Systems:
Income (Loss) from operations before acquisition-related expense, net	$1,184	$(433)
Acquisition-related expense, net	—	—
Income (Loss) from operations	1,184	(433)
Corporate and Eliminations:
Loss from operations before acquisition-related expense (benefit), net	$(5,464)	$(5,417)
Acquisition-related expense (benefit), net	4	(1,333)
Loss from operations	(5,468)	(4,084)
Total Company
Income from operations before acquisition-related (benefit), net	$12,036	$2,703
Acquisition-related (benefit), net	$(896)	$(961)
Income from operations	$12,932	$3,664

For the three months ended August 31, 2015, income from operations exclusive of acquisition-related costs increased $9.3 million, compared with the prior year’s quarter. As a percentage of revenues, income from operations excluding acquisition-related items was 7% and 2% for the first quarters of fiscal 2016 and 2015, respectively.

Operating expenses, excluding acquisition-related (benefit), were flat compared with the prior year’s first quarter. The Services segment experienced an organic year-on-year operating expenses increase of $1.5 million, driven by the impact of recent acquisitions. The International segment year-on-year operating expenses declined by $1.1 million, driven by the impact of foreign exchange rates and continued cost reduction initiatives. The Products and Systems segment year-on-year operating expenses declined by $0.4 million, due primarily to actions taken to reduce its cost base.

Interest Expense

Interest expense was approximately $1.9 million and $0.9 million for the first quarters of fiscal 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings in the first quarter of fiscal 2016.

Income Taxes

The Company’s effective income tax rate was approximately 38% and 39% for the first quarter of fiscal 2016 and 2015, respectively. The decrease was primarily due to lower state taxes and permanent items partially offset by an increase in foreign valuation allowances.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Three months ended August 31,
	2015	2014
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$16,210	$8,847
Investing Activities	(4,399)	(36,501)
Financing Activities	(10,562)	30,112
Effect of exchange rate changes on cash	(118)	18
Net change in cash and cash equivalents	$1,131	$2,476

Cash Flows from Operating Activities

During the three months ended August 31, 2015, cash provided by our operating activities was $16.2 million, an increase of $7.4 million or 83% from the comparable period of fiscal 2015. The improvement was primarily attributable to the Company’s $8.9 million improvement in Adjusted EBITDA, as well as a reduction in days sales outstanding of approximately 1.5 days, which prevented a larger offsetting investment in working capital. The Company’s accounts receivable were more than $8 million lower compared with one year ago, despite first quarter sales that increased by 8% over prior year levels.

Cash Flows from Investing Activities

During the three months ended August 31, 2015, cash used in investing activities was $4.4 million, compared with cash outflow of $36.5 million in the comparable period of the prior year. The prior year's first quarter included $32.7 million outflow related to acquisitions, compared with no cash utilized for this purpose in the first quarter of fiscal 2016. Cash used for capital expenditures was $4.5 million in the first quarter of fiscal 2016 compared with $3.8 million in the prior year period.
The Company more than doubled its free cash flow to $11.7 million, compared with $5.0 million in the prior year’s comparable period, driven by its improvement in operating cash flow.

Cash Flows from Financing Activities

Net cash used by financing activities was $10.6 million for the three months ended August 31, 2015, The Company utilized most of the $11.7 million of free cash flow generated in the first quarter of fiscal 2016 to reduce its debt and capital lease obligations by $9.2 million, and to fund other tax-related outflows totaling $1.4 million. The Company generated cash from financing activities in the prior year’s comparable period by taking on a net of $33.3 million of additional debt to fund acquisitions made in the prior year, offset by repayments of capital lease obligations of $2.1 million and tax-related outflows of $1.1 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net reduction of $0.1 million in the first quarter of fiscal 2016, compared a minimal impact in the first quarter of fiscal 2015, driven by a stronger U.S. dollar.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2015 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and Note 9 - Long-Term Debt to these consolidated financial statements in this report, under the heading “Senior Credit Facility.”

As of August 31, 2015, we had cash and cash equivalents totaling $11.7 million and available borrowing capacity of $84.2 million under our Credit Agreement with borrowings of $86.4 million and $4.4 million of letters of credit outstanding. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of August 31, 2015, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

Other than the amendment to the Credit Agreement, discussed above under “Liquidity and Capital Resources- Cash Balance and Credit Facility Borrowings”, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2015 Annual Report.

Off-balance Sheet Arrangements

During the three months ended August 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2015 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2015 Annual Report.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2015 Annual Report.

See Note 11 - Commitments and Contingencies to the consolidated financial statements included in this report for a description of our legal proceedings.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2015 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2015 Annual Report.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
June 30, 2015	—	$—
July 31, 2015	—	$—
August 31, 2015	61,685	$15.45

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

Date: October 13, 2015