Form 10-Q
period 2015-11-30
Mistras Group, Inc.
filed 2016-01-08
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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
☐ Yes  ☒ No

As of January 1, 2016, the registrant had 28,890,796 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	November 30, 2015	May 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$10,579	$10,555
Accounts receivable, net	149,173	133,228
Inventories	9,676	10,841
Deferred income taxes	4,816	5,144
Prepaid expenses and other current assets	12,181	11,698
Total current assets	186,425	171,466
Property, plant and equipment, net	76,429	79,256
Intangible assets, net	46,759	51,276
Goodwill	167,649	166,414
Deferred income taxes	827	1,208
Other assets	1,975	2,107
Total assets	$480,064	$471,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,169	$10,529
Accrued expenses and other current liabilities	58,933	55,914
Current portion of long-term debt	13,772	17,902
Current portion of capital lease obligations	6,853	8,646
Income taxes payable	2,083	532
Total current liabilities	90,810	93,523
Long-term debt, net of current portion	87,946	95,557
Obligations under capital leases, net of current portion	10,240	10,717
Deferred income taxes	18,247	16,984
Other long-term liabilities	8,477	9,934
Total liabilities	215,720	226,715
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	289	287
Additional paid-in capital	210,222	208,064
Retained earnings	75,872	57,581
Accumulated other comprehensive loss	(22,149)	(21,113)
Total Mistras Group, Inc. stockholders’ equity	264,234	244,819
Noncontrolling interests	110	193
Total equity	264,344	245,012
Total liabilities and equity	$480,064	$471,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014

Revenue	$194,786	$206,893	$374,639	$373,466
Cost of revenue	132,720	142,940	256,120	262,662
Depreciation	5,141	4,914	10,320	9,771
Gross profit	56,925	59,039	108,199	101,033
Selling, general and administrative expenses	34,008	37,180	69,844	72,400
Research and engineering	601	629	1,222	1,278
Depreciation and amortization	2,822	3,472	5,603	6,894
Acquisition-related (benefit), net	(75)	(434)	(971)	(1,395)
Income from operations	19,569	18,192	32,501	21,856
Interest expense	1,335	1,352	3,257	2,257
Income before provision for income taxes	18,234	16,840	29,244	19,599
Provision for income taxes	6,804	6,428	10,967	7,516
Net income	11,430	10,412	18,277	12,083
Less: net loss (income) attributable to noncontrolling interests, net of taxes	(5)	15	20	10
Net income attributable to Mistras Group, Inc.	$11,425	$10,427	$18,297	$12,093
Earnings per common share
Basic	$0.40	$0.36	$0.64	$0.42
Diluted	$0.39	$0.35	$0.62	$0.41
Weighted average common shares outstanding:
Basic	28,869	28,619	28,796	28,547
Diluted	29,594	29,397	29,641	29,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014

Net income	$11,430	$10,412	$18,277	$12,083
Other comprehensive (loss):
Foreign currency translation adjustments	(384)	(6,011)	(1,036)	(7,916)
Comprehensive income	11,046	4,401	17,241	4,167
Less: comprehensive loss (income) attributable to noncontrolling interest	(5)	15	20	10
Comprehensive income attributable to Mistras Group, Inc.	$11,041	$4,416	$17,261	$4,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended November 30,
	2015	2014
		Note 1
Cash flows from operating activities
Net income	$18,277	$12,083
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,923	16,665
Deferred income taxes	1,809	1,192
Share-based compensation expense	3,227	4,257
Fair value adjustment to contingent consideration liabilities	(1,068)	(1,546)
Other	(259)	968
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	(17,641)	(24,196)
Inventories	1,496	601
Prepaid expenses and other current assets	(790)	(2,952)
Other assets	(9)	(478)
Accounts payable	(1,248)	(972)
Accrued expenses and other current liabilities	5,226	(2,074)
Income taxes payable	1,581	(395)
Net cash provided by operating activities	26,524	3,153
Cash flows from investing activities
Purchase of property, plant and equipment	(7,753)	(7,862)
Purchase of intangible assets	(480)	(433)
Acquisition of businesses, net of cash acquired	(1,709)	(32,661)
Proceeds from sale of equipment	319	596
Net cash used in investing activities	(9,623)	(40,360)
Cash flows from financing activities
Repayment of capital lease obligations	(3,681)	(4,183)
Proceeds from borrowings of long-term debt	1,968	872
Repayment of long-term debt	(15,870)	(10,726)
Proceeds of revolver	39,200	86,500
Repayments of revolver	(36,800)	(23,200)
Payment of contingent consideration for business acquisitions	(394)	(700)
Taxes paid related to net share settlement of share-based awards	(951)	(1,384)
Excess tax benefit from share-based compensation	(303)	283
Proceeds from the exercise of stock options	187	—
Net cash (used in) provided by financing activities	(16,644)	47,462
Effect of exchange rate changes on cash and cash equivalents	(233)	(676)
Net change in cash and cash equivalents	24	9,579
Cash and cash equivalents
Beginning of period	10,555	10,020
End of period	$10,579	$19,599
Supplemental disclosure of cash paid
Interest	$3,010	$1,815
Income taxes	$6,223	$8,028
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,555	$3,533
Issuance of notes payable	$—	$20,500

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

Immaterial Correction

Subsequent to the issuance of its interim consolidated financial statements as of and for the three and six months ended November 30, 2014, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows for that period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

that the errors were immaterial. Accordingly, management has corrected the presentation of the affected line items of the accompanying consolidated statement of cash flows for the six-months ended November 30, 2014, as summarized below. These changes did not impact the Company’s net income, balance sheet, or stockholders’ equity for any period previously reported.

	Previously Reported	Revised
Cash flows from operating activities
Fair value adjustment to contingent consideration liabilities	(808)	(1,546)
Accounts payable	(666)	(972)
Accrued expenses and other current liabilities	(3,041)	(2,074)
Net cash provided by operating activities	3,230	3,153

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(32,967)	(32,661)
Net cash used in investing activities	(40,666)	(40,360)

Cash flows from financing activities
Proceeds from long-term debt	—	872
Repayment of long-term debt	(9,854)	(10,726)
Net borrowings against revolver	62,648	63,300
Net cash provided by financing activities	46,810	47,462

Effect of exchange rate changes on cash and cash equivalents	205	(676)

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods within those fiscal years beginning December 15, 2017, as a result of a one year deferral in the standard issued by the FASB in August 2015 with ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this update to have a material impact on the consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This amendment will simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments in previous reporting periods. This update will require on the face of the income statement or in the notes to the financial statements the amount recorded in current-period earnings that would have previously been recorded if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. This update should be applied prospectively and earlier adoption is permitted for financial statements that have not been issued. The Company is evaluating the effect that ASU 2015-16 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect that ASU 2015-17 will have on its consolidated financial statements and related disclosures.

2.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and Directors under two equity incentive plans: (i) the 2007 Stock Option Plan (the 2007 Plan), and (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan). No further awards may be granted under the 2007 Plan, although awards granted under the 2007 Plan remain outstanding in accordance with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the three months ended November 30, 2015 and 2014, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million for each period respectively. For the six months ended November 30, 2015 and 2014, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million for each period respectively. As of November 30, 2015, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of 0.3 years.

No stock options were granted during the six months ended November 30, 2015 and 2014.

Restricted Stock Unit Awards

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

For the three months ended November 30, 2015 and 2014, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million and $1.2 million, respectively. For the six months ended November 30, 2015 and 2014, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.2 million and $2.3 million, respectively. As of November 30, 2015, there was $9.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.6 years.

During the first six months of fiscal 2016 and 2015, the Company granted approximately 15,000 and 10,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.2 million for each period respectively, which was recorded as share-based compensation expense during the six months ended November 30, 2015 and 2014.

During the first six months of fiscal 2016 and 2015, approximately 217,000 and 226,000 restricted stock units, respectively, vested. The fair value of these units was $3.4 million and $4.9 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Performance Restricted Stock Units

Fiscal 2016
In the first quarter of fiscal 2016, the Company modified its equity compensation plan and granted 154,000 performance restricted stock units to its executive and certain other senior officers. These units have requisite service periods of five years and have no dividend rights. The actual payout of these units will vary based on the Company’s performance over a one-year period based on three metrics related to the Company’s fiscal 2016 performance: (1) Operating Income, (2) Adjusted EBITDAS, which is consistent with Adjusted EBITDA as disclosed in the financial statements, which is net income before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, acquisition related items, and other non-routine items as determined by the Committee and (3) Revenue. There is also a discretionary portion based on individual performance. During the second quarter of fiscal 2016, the Company evaluated the expected performance metrics and adjusted the estimated performance shares by 80,000 units to 234,000 units.

As a condition for receiving any awards under the revised fiscal 2016 plan, the executive and senior officers surrendered and released all rights to receive any shares under the 2014 and 2015 awards with a three-year performance or market condition. The Company has accounted for the fiscal 2016 awards as modifications in accordance with ASC 718, Compensation - Stock Compensation.

Compensation costs are initially measured assuming that the target performance conditions will be achieved. However, compensation costs related to the performance conditions are adjusted for subsequent changes in the expected outcomes of the performance conditions. The discretionary portion of these awards are liability-classified and adjusted to fair value each reporting period. Compensation costs for the discretionary portion of the awards are recognized over the same five year requisite service period as the awards based on the Company’s fiscal 2016 performance. For the three months ended November 30, 2015, the Company recognized share-based compensation expense related to these units of approximately $0.2 million. For the six months ended November 30, 2015, the Company recognized share-based compensation expense related to these units of approximately $0.2 million. At November 30, 2015, there was $3.8 million of total unrecognized compensation costs related to the 234,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 4.1 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Fiscal 2015
In the second quarter of fiscal 2015, the Company granted performance restricted stock units to its executive and certain other senior officers. These units were surrendered as part of the revised fiscal 2016 plan as discussed above. For the three and six months ended November 30, 2015, there was $0 and $0.2 million of compensation expense recognized, respectively. For the three and six months ended November 30, 2014, the Company recognized share-based compensation expense related to performance restricted stock units of $0.1 million and $0.1 million, respectively.

Fiscal 2014
In the third quarter of fiscal 2014, the Company granted one-year, two-year and three-year performance restricted stock units to its executive officers and certain other senior officers. The three-year performance restricted stock units were surrendered as part of the revised fiscal 2016 plan as discussed above. For the three and six months ended November 30, 2015, there was $0 and $0.4 million of compensation expense recognized, respectively. For the three and six months ended November 30, 2014, the Company recognized share-based compensation expense related to performance restricted stock units of $0.8 million and $1.6 million, respectively.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$11,425	$10,427	$18,297	$12,093
Denominator:
Weighted average common shares outstanding	28,869	28,619	28,796	28,547
Basic earnings per share	$0.40	$0.36	$0.64	$0.42

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$11,425	$10,427	$18,297	$12,093
Denominator:
Weighted average common shares outstanding	28,869	28,619	28,796	28,547
Dilutive effect of stock options outstanding	592	675	610	763
Dilutive effect of restricted stock units outstanding	133	103	235	241
	29,594	29,397	29,641	29,551
Diluted earnings per share	$0.39	$0.35	$0.62	$0.41

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

4.                                      Acquisitions

Acquisitions

In the first half of fiscal 2016, the Company completed one acquisition. The Company purchased a company that provides unmanned aerial systems and NDT services, located in the U.S.

In this acquisition, the Company acquired 100% of the common stock of the acquiree in exchange for consideration of $1.8 million in cash and contingent consideration estimated to be $0.9 million to be earned based upon the acquired business achieving specific performance metrics over the initial four years of operations from the acquisition date. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

The assets and liabilities of the business acquired in fiscal 2016 were included in the Company's consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for this acquisition is included in the Services segment's results from the date of acquisition. The Company's preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fiscal
2016
Number of Entities	1
Consideration transferred:
Cash paid	$1,750
Contingent consideration	945
Consideration transferred	2,695

Current assets	145
Property, plant and equipment	485
Goodwill	2,658
Current liabilities	(521)
Long-term deferred tax liability	(72)
Net assets acquired	$2,695

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

In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $34.0 million in cash and $22.7 million in notes payable issued as part of the acquisitions and other liabilities assumed. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. In addition, the acquisition in Quebec provided for contingent consideration of up to $2.7 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operation from the acquisition date.

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

Acquisition-Related Expense

During the three and six month periods ended November 30, 2015, the Company incurred acquisition-related costs of less than $0.1 million in connection with due diligence, professional fees, and other expenses for its acquisition activities. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. These adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $0.2 million and $1.1 million, for the three and six month periods ended November 30, 2015, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were $5.7 million and $6.4 million as of November 30, 2015 and May 31, 2015, respectively.

During the three and six month periods ended November 30, 2014, the Company incurred acquisition-related costs of less than $0.2 million in connection with due diligence, professional fees, and other expenses for its acquisition activities. Additionally, the Company adjusted the fair value of certain acquisition-related contingent consideration liabilities. For the three and six month periods ended November 30, 2014, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $0.6 million and $1.6 million, respectively.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net in the condensed consolidated statements of income for the three and six month periods ended November 30, 2015 and 2014.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	November 30, 2015	May 31, 2015

Trade accounts receivable	$152,545	$136,208
Allowance for doubtful accounts	(3,372)	(2,980)
Accounts receivable, net	$149,173	$133,228

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	November 30, 2015	May 31, 2015

Land		$1,911	$1,856
Buildings and improvements	30-40	18,988	17,712
Office furniture and equipment	5-8	8,547	8,084
Machinery and equipment	5-7	164,980	162,612
		194,426	190,264
Accumulated depreciation and amortization		(117,997)	(111,008)
Property, plant and equipment, net		$76,429	$79,256

Depreciation expense for the three months ended November 30, 2015 and 2014 was $5.5 million and $5.5 million, respectively. Depreciation expense for the six months ended November 30, 2015 and 2014 was $11.1 million and $10.9 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

7.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets are as follows:

		November 30, 2015			May 31, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$80,198	$(44,040)	$36,158	$81,101	$(41,009)	$40,092
Software/Technology	3-15	16,692	(11,023)	5,669	15,738	(10,290)	5,448
Covenants not to compete	2-5	11,639	(9,027)	2,612	11,678	(8,605)	3,073
Other	2-5	6,848	(4,528)	2,320	6,910	(4,247)	2,663
Total		$115,377	$(68,618)	$46,759	$115,427	$(64,151)	$51,276

Amortization expense for the three months ended November 30, 2015 and 2014 was $2.4 million and $2.9 million, respectively. Amortization expense for the six months ended November 30, 2015 and 2014 was $4.8 million and $5.8 million, respectively.

8.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	November 30, 2015	May 31, 2015

Accrued salaries, wages and related employee benefits	$28,231	$26,053
Contingent consideration, current portion	2,982	3,543
Accrued workers’ compensation and health benefits	7,135	3,630
Deferred revenue	3,591	3,841
Other accrued expenses	16,994	18,847
Total accrued expenses and other liabilities	$58,933	$55,914

9.                               Long-Term Debt

Long-term debt consists of the following:

	November 30, 2015	May 31, 2015

Senior credit facility	$84,923	$83,062
Notes payable	10,889	24,933
Other	5,906	5,464
Total debt	101,718	113,459
Less: Current portion	(13,772)	(17,902)
Long-term debt, net of current portion	$87,946	$95,557

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement, to its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Credit Agreement provides the Company’s with a $175.0 million revolving line of credit, which, under certain circumstances the line of credit can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of November 30, 2015, the Company had borrowings of $84.9 million and a total of $4.5 million of letters of credit outstanding under the Credit Agreement.

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

As of November 30, 2015, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other

In connection with certain of its acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of November 30, 2015 and May 31, 2015. Amortization is recorded as interest expense in the consolidated statements of income.

The Company has evaluated current market conditions and borrower credit quality and has determined that the carrying value of its long-term debt approximates fair value. The fair value of the Company’s notes payable and capital lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issuances of debt.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	November 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$5,664	$5,664
Total Liabilities	$—	$—	$5,664	$5,664

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$6,411	$6,411
Total Liabilities	$—	$—	$6,411	$6,411

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

11.                               Commitments and Contingencies

Litigation and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition, except for the proceedings described below for which the Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability estimate. The costs of defense and amounts that may be recovered against the Company in such matters may be covered by insurance, except that the primary claims set forth in the purported class action case in California is excluded from insurance coverage.

Litigation and Commercial Claims

In April 2015, two separate lawsuits were filed in California as purported class action lawsuits on behalf of current and former Mistras employees. The cases are David Kruger v Mistras Group, Inc., filed in the U.S. District Court for the Eastern District of California and Edgar Viceral v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. Both cases were originally filed in California state court and were removed to the respective U.S. District Courts for the districts in which the state court cases were filed. These two cases have been consolidated, with Kruger dismissing his case and joining the Viceral case. As part of this consolidation, the claims in the Kruger case that were not part of the Viceral case were

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

added to the Viceral case by the filing of an amended complaint. The consolidated case alleges violations of California statutes primarily, the California Labor Code, and seeks to proceed as a collective action under the U.S. Fair Labor Standards Act. The case is predicated on claims for allegedly missed rest and meal periods, inaccurate wage statements, and failure to pay all wages due, as well as related unfair business practices, and is requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. The case is in the preliminary stages. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to these matters, and accordingly, has not established any reserves for these matters.

During fiscal 2012 and 2013, the Company performed radiography work on the construction of pipeline projects in the U.S. The Company has received notice that the owner of the pipeline projects contends that certain of the x-ray images the Company’s technicians prepared regarding the projects did not meet the code quality interpretation standards required by API (American Petroleum Institute) 1103. The projects' owner is claiming damages as a result of the alleged quality defects of the Company’s x-ray images. No lawsuit has been filed at this time. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA is conducting an investigation of the site, which includes taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any reserves for this matter.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of November 30, 2015, total potential acquisition-related contingent consideration ranged from zero to approximately $20.0 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 3.6 years of operations. See Note 4 - Acquisitions to these consolidated financial statements for further discussion of the Company’s acquisitions.

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

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Revenues
Services	$150,463	$160,874	$287,868	$282,806
International	38,425	41,018	75,284	81,056
Products and Systems	7,791	7,495	16,477	14,062
Corporate and eliminations	(1,893)	(2,494)	(4,990)	(4,458)
	$194,786	$206,893	$374,639	$373,466

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Gross profit
Services	$41,118	$44,252	$77,687	$74,023
International	12,106	11,309	22,886	20,777
Products and Systems	3,833	3,328	7,755	5,992
Corporate and eliminations	(132)	150	(129)	241
	$56,925	$59,039	$108,199	$101,033

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Income (loss) from operations
Services	$18,815	$20,071	$34,214	$28,951
International	3,971	3,177	5,789	2,478
Products and Systems	1,055	417	2,239	(16)
Corporate and eliminations	(4,272)	(5,473)	(9,741)	(9,557)
	$19,569	$18,192	$32,501	$21,856

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Depreciation and amortization
Services	$5,562	$5,579	$11,084	$10,964
International	1,914	2,050	3,886	4,211
Products and Systems	577	605	1,140	1,201
Corporate and eliminations	(90)	152	(187)	289
	$7,963	$8,386	$15,923	$16,665

	November 30, 2015	May 31, 2015
Goodwill
Services	$119,326	$117,279
International	35,126	35,938
Products and Systems	13,197	13,197
	$167,649	$166,414

	November 30, 2015	May 31, 2015
Total assets
Services	$307,250	$301,031
International	128,460	126,643
Products and Systems	32,614	35,464
Corporate and eliminations	11,740	8,589
	$480,064	$471,727

Revenues by geographic area for the three and six months ended November 30, 2015 and 2014, respectively, were as follows:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Revenues
United States	$132,068	$140,308	$262,411	$252,248
Other Americas	23,557	25,266	35,086	39,564
Europe	36,468	38,081	71,352	74,726
Asia-Pacific	2,693	3,238	5,790	6,928
	$194,786	$206,893	$374,639	$373,466

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended November 30, 2015 and 2014. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2015 filed August 12, 2015 (“2015 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2016 is referred to as “fiscal 2016”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

Results of Operations

Our consolidated results of operations for the three and six months ended November 30, 2015 and 2014 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenues	$194,786	$206,893	$374,639	$373,466
Gross profit	56,925	59,039	108,199	101,033
Gross profit as a % of Revenue	29%	29%	29%	27%
Total operating expenses	37,356	40,847	75,698	79,177
Operating expenses as a % of Revenue	19%	20%	20%	21%
Income from operations	19,569	18,192	32,501	21,856
Income from Operations as a % of Revenue	10%	9%	9%	6%
Interest expense	1,335	1,352	3,257	2,257
Income before provision for income taxes	18,234	16,840	29,244	19,599
Provision for income taxes	6,804	6,428	10,967	7,516
Net income	11,430	10,412	18,277	12,083
Less: net loss (income) attributable to noncontrolling interests, net of taxes	(5)	15	20	10
Net income attributable to Mistras Group, Inc.	$11,425	$10,427	$18,297	$12,093

Our EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three and six months ended November 30, 2015 and 2014 were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$11,425	$10,427	$18,297	$12,093
Interest expense	1,335	1,352	3,257	2,257
Provision for income taxes	6,804	6,428	10,967	7,516
Depreciation and amortization	7,963	8,386	15,923	16,665
EBITDA	$27,527	$26,593	$48,444	$38,531
Share-based compensation expense	1,270	2,090	3,227	4,257
Acquisition-related (benefit), net	(75)	(434)	(971)	(1,395)
Severance	188	136	188	136
Foreign exchange loss	163	687	455	926
Adjusted EBITDA	$29,073	$29,072	$51,343	$42,455

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

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as the basis for a performance evaluation metric for our executive and employee incentive compensation programs.

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

In the MD&A section "Liquidity and Capital Resources", we use the term free cash flow, a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow for the first six months of fiscal 2016 was $18.8 million consisting of $26.5 million of operating cash flow less $7.8 million of capital expenditures. For the comparable period in fiscal 2015, free cash flow was $(4.7) million consisting of $3.2 million of operating cash flow less $7.9 million of capital expenditures.

Revenue

Revenues for the three months ended November 30, 2015 were $194.8 million, a decrease of $12.1 million, or 5.9%, compared to $206.9 million for the three months ended November 30, 2014. Revenues for the six months ended November 30, 2015 were $374.6 million, an increase of $1.2 million, or 0.3%, compared to $373.5 million for the six months ended November 30, 2014.

Revenues by segment for the three and six months ended November 30, 2015 and 2014 were as follows:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Revenues
Services	$150,463	$160,874	$287,868	$282,806
International	38,425	41,018	75,284	81,056
Products and Systems	7,791	7,495	16,477	14,062
Corporate and eliminations	(1,893)	(2,494)	(4,990)	(4,458)
	$194,786	$206,893	$374,639	$373,466

Three Months

In the second quarter of fiscal 2016, our Services segment revenues decreased 6.5% due to a combination of a mid-single digit organic decline that resulted from a shift in timing of turnaround and project-related work, the unfavorable impact of the weaker Canadian dollar, and a small amount of acquisition-related growth. Products and Systems segment revenues increased by 4.0% driven by improved sales volume. International segment revenues declined by 6.3%, driven by an unfavorable impact of foreign exchanges rates and dispositions which caused revenues to decline by approximately 15% which more than offset high single-digit organic growth. The organic growth was driven by increased product sales in the U.K. and increased services work in France. See Note 4 - Acquisitions and Dispositions for further discussion regarding dispositions in the International segment.

Oil and gas revenues declined by approximately 8% due to factors which adversely impacted organic growth, but remained the Company’s most significant vertical market, comprising approximately 53% and 54% of total Company revenues in the second quarters of fiscal 2016 and 2015, respectively. We experienced modest growth from customers in other industries, including power generation and process industries. The Company’s top ten customers comprised approximately 34% of total revenues in the second quarter of fiscal 2016 compared with approximately 35% in the second quarter of the prior fiscal year.

Six Months

In the first six months of fiscal 2016, our revenue growth of less than 1% was adversely impacted by a combination of foreign exchange and dispositions which reduced revenues by approximately $18 million, or 5%. Services segment revenues increased 1.8% due to acquisition growth of approximately 3.8%, offset by adverse foreign exchange rates, while organic growth was flat. International segment revenues decreased 7.1% compared with the prior year driven by an unfavorable impact of foreign exchange rates and dispositions of approximately 16%. Products and Systems segment revenues increased approximately 17.2% primarily due to greater volume.

The Company experienced mid-single digit year-on-year growth in its oil and gas vertical market. Oil and gas revenues comprised approximately 54% and 52% of total Company revenues in the first six months of fiscal 2016 and 2015, respectively. The Company’s top ten customers comprised approximately 33% of total revenues in the first six months of fiscal 2016 compared with approximately 32% in the first six months of the prior fiscal year.

Gross Profit

Gross profit decreased by $2.1 million, or 3.6%, in the second quarter of fiscal 2016, on a sales decline of 5.9%. Gross profit increased by $7.2 million, or 7.1% during the first six months of fiscal 2016, on sales increase of less than 1%.

Gross profit by segment for the three and six months ended November 30, 2015 and 2014 was as follows:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Gross profit
Services	$41,118	$44,252	$77,687	$74,023
International	12,106	11,309	22,886	20,777
Products and Systems	3,833	3,328	7,755	5,992
Corporate and eliminations	(132)	150	(129)	241
	$56,925	$59,039	$108,199	$101,033

Three months

As a percentage of revenues, gross profit was 29.2% and 28.5% for the second quarters of fiscal 2016 and 2015, respectively. Service segment gross profit margin was flat compared to the second quarter of fiscal 2015. International segment gross margins increased to 31.5% in the second quarter of fiscal 2016 compared with 27.6% in the prior year. The 390 basis point increase was driven by improved staffing utilization and higher product sales throughout the segment. Products and Systems segment gross margin improved to 49.2% compared to 44.4% in the prior year, with the 480 basis point increase driven by a more favorable sales mix of revenues due to reduced sales of customized solutions.

Six Months

As a percentage of revenues, gross profit was 28.9% and 27.1% for the first six months of fiscal 2016 and 2015, respectively. The increase in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin increased to 27.0% compared to 26.2% in the first six months of fiscal 2015, due to cost reduction initiatives, contract management, and improved staffing utilization. International segment gross margins increased to 30.4% in the first six months of fiscal 2016 compared with 25.6% in the prior year, due to improved staffing utilization and higher product sales throughout the segment. Products and Systems segment gross margin improved to 47.1% compared to 42.6% in the prior year driven by a more favorable sales mix of revenues, due to reduced sales of customized solutions.

Income from Operations

The following table shows a reconciliation of the income from operations before acquisition-related expense (benefit), net, to income from operations for each of the Company's three segments and for the Company in total:

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
	($ in thousands)		($ in thousands)
Services:
Income from operations before acquisition-related expense (benefit), net	$19,152	$20,596	$33,621	$29,737
Acquisition-related expense (benefit), net	337	525	(593)	786
Income from operations	18,815	20,071	34,214	28,951
International:
Income from operations before acquisition-related expense (benefit), net	$3,484	$2,130	$5,332	$1,542
Acquisition-related expense (benefit), net	(487)	(1,047)	(457)	(936)
Income from operations	3,971	3,177	5,789	2,478
Products and Systems:
Income (Loss) from operations before acquisition-related expense (benefit), net	$1,055	$417	$2,239	$(16)
Acquisition-related expense (benefit), net	—	—	—	—
Income (Loss) from operations	1,055	417	2,239	(16)
Corporate and Eliminations:
Loss from operations before acquisition-related expense (benefit), net	$(4,197)	$(5,385)	$(9,662)	$(10,802)
Acquisition-related expense (benefit), net	75	88	79	(1,245)
Loss from operations	(4,272)	(5,473)	(9,741)	(9,557)
Total Company
Income from operations before acquisition-related expense (benefit), net	$19,494	$17,758	$31,530	$20,461
Acquisition-related expense (benefit), net	$(75)	$(434)	$(971)	$(1,395)
Income from operations	$19,569	$18,192	$32,501	$21,856

Three months
For the three months ended November 30, 2015, income from operations increased $1.4 million, or 7.6%, compared with the prior year’s second quarter. As a percentage of revenues, income from operations was 10.0% and 8.8% for the second quarters of fiscal 2016 and 2015, respectively.

Operating expenses decreased $3.5 million or 8.5% compared with the prior year’s second quarter. The Services segment experienced an year-on-year operating expenses decrease of $1.9 million, driven by decreased salary and benefits related costs. Corporate operating expense were $1.4 million lower than in the prior year's second quarter, driven primarily by lower share-based compensation expense, while Products and Systems segment operating expenses declined by $0.1 million, due primarily to the impact of cost reductions.

Six Months
For the six months ended November 30, 2015, income from operations increased $10.6 million or 48.7%, compared with the prior year’s first half. As a percentage of revenues, income from operations was 8.7% and 5.9% for the first half of fiscal 2016 and 2015, respectively.
Operating expenses decreased by $3.5 million, or 4.4% compared with the prior year’s first half. The Services segment experienced an year-on-year operating decrease of $1.6 million, driven by decreased salary and benefits related costs. The

International segment year-on-year operating expenses declined by $1.2 million, driven by the impact of foreign exchange rates and continued cost reduction initiatives.

Interest Expense

Interest expense was approximately $1.3 million and $1.4 million for the second quarters of fiscal 2016 and 2015, respectively. Interest expense was approximately $3.3 million and $2.3 million for the first six months of fiscal 2016 and 2015, respectively. The increase was primarily related to an increase in average borrowings in the first six months of fiscal 2016.

Income Taxes

The Company’s effective income tax rate was approximately 37% and 38% for the second quarter of fiscal 2016 and 2015, respectively. The decrease was primarily due to lower state taxes and permanent items partially offset by an increase in foreign valuation allowances. The Company's effective income tax rate was approximately 38% for the first six months of fiscal 2016 and 2015, respectively. The difference between the effective tax rate for all periods and the U.S. statutory tax rate of 35% primarily relates to the provision for state taxes in the United States, net of federal provision and net permanent differences, partially offset by a favorable earnings mix with earnings in jurisdictions with lower tax rates.

Liquidity and Capital Resources

Cash Flows Table

Our cash flows are summarized in the table below:

	Six months ended November 30,
	2015	2014
	($ in thousands)
Net cash provided by (used in):
Operating activities	$26,524	$3,153
Investing activities	(9,623)	(40,360)
Financing activities	(16,644)	47,462
Effect of exchange rate changes on cash	(233)	(676)
Net change in cash and cash equivalents	$24	$9,579

Cash Flows from Operating Activities

During the six months ended November 30, 2015, cash provided by our operating activities was $26.5 million, an increase of $23.4 million from the comparable period of fiscal 2015. The improvement was primarily attributable to the Company’s $8.9 million improvement in Adjusted EBITDA, as well as a reduction in days sales outstanding of approximately 5 days, which prevented a larger offsetting investment in working capital. The Company’s accounts receivable were more than $16 million lower compared with one year ago, despite our first six months sales that increased by approximately $1.1 million over prior year.

Cash Flows from Investing Activities

During the six months ended November 30, 2015, cash used in investing activities was $9.6 million, compared with cash outflow of $40.4 million in the comparable period of the prior year. The prior year's first six months included $32.7 million outflow related to acquisitions, compared with $1.7 million cash utilized for this purpose in the first six months of fiscal 2016. Cash used for capital expenditures was $7.8 million in the first six months of fiscal 2016 compared with $7.9 million in the prior year period.

Cash Flows from Financing Activities

Net cash used by financing activities was $16.6 million for the six months ended November 30, 2015. The Company utilized most of the $18.8 million of free cash flow generated in the first six months of fiscal 2016 to reduce its debt and capital lease obligations by $15.2 million, and to fund other tax-related outflows totaling $1.3 million. The Company generated cash from financing activities in the prior year’s comparable period by taking on a net of $53.4 million of additional debt to fund acquisitions made in the prior year, offset by repayments of capital lease obligations of $4.2 million and tax-related outflows of $1.1 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net reduction of $0.2 million in the six months of fiscal 2016, compared to $0.7 million for the six months of fiscal 2015, driven by a stronger U.S. dollar.

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

As of November 30, 2015, we had cash and cash equivalents totaling $10.6 million and available borrowing capacity of $85.6 million under our Credit Agreement with borrowings of $84.9 million and $4.5 million of letters of credit outstanding. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of November 30, 2015, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

Other than the amendment to the Credit Agreement, discussed above under “Liquidity and Capital Resources- Cash Balance and Credit Facility Borrowings”, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2015 Annual Report.

Off-balance Sheet Arrangements

During the six months ended November 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in

Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
September 30, 2015	684	$13.40
October 31, 2015	1,087	$18.75
November 30, 2015	2,741	$20.44

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

Date: January 8, 2016