Form 10-Q
period 2016-02-29
Mistras Group, Inc.
filed 2016-04-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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
☐ Yes  ☒ No

As of April 1, 2016, the registrant had 28,924,214 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	February 29, 2016	May 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$18,095	$10,555
Accounts receivable, net	128,605	133,228
Inventories	9,880	10,841
Deferred income taxes	4,738	5,144
Prepaid expenses and other current assets	13,263	11,698
Total current assets	174,581	171,466
Property, plant and equipment, net	75,665	79,256
Intangible assets, net	44,331	51,276
Goodwill	166,719	166,414
Deferred income taxes	804	1,208
Other assets	1,857	2,107
Total assets	$463,957	$471,727
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,240	$10,529
Accrued expenses and other current liabilities	53,184	55,914
Current portion of long-term debt	12,488	17,902
Current portion of capital lease obligations	6,864	8,646
Income taxes payable	2,126	532
Total current liabilities	84,902	93,523
Long-term debt, net of current portion	74,878	95,557
Obligations under capital leases, net of current portion	10,653	10,717
Deferred income taxes	19,150	16,984
Other long-term liabilities	7,482	9,934
Total liabilities	197,065	226,715
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	290	287
Additional paid-in capital	212,013	208,064
Retained earnings	79,464	57,581
Accumulated other comprehensive loss	(24,991)	(21,113)
Total Mistras Group, Inc. stockholders’ equity	266,776	244,819
Noncontrolling interests	116	193
Total equity	266,892	245,012
Total liabilities and equity	$463,957	$471,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$160,355	$163,100	$534,994	$536,566
Cost of revenue	112,357	119,356	368,477	382,018
Depreciation	5,189	5,010	15,509	14,781
Gross profit	42,809	38,734	151,008	139,767
Selling, general and administrative expenses	33,747	32,758	103,591	105,158
Research and engineering	677	644	1,899	1,922
Depreciation and amortization	2,742	3,104	8,345	9,998
Acquisition-related (benefit), net	(115)	(1,642)	(1,086)	(3,037)
Income from operations	5,758	3,870	38,259	25,726
Interest expense	1,123	1,161	4,380	3,418
Income before provision for income taxes	4,635	2,709	33,879	22,308
Provision for income taxes	1,034	941	12,001	8,457
Net income	3,601	1,768	21,878	13,851
Less: net (income) loss attributable to noncontrolling interests, net of taxes	(8)	49	12	59
Net income attributable to Mistras Group, Inc.	$3,593	$1,817	$21,890	$13,910
Earnings per common share
Basic	$0.12	$0.06	$0.76	$0.49
Diluted	$0.12	$0.06	$0.74	$0.47
Weighted average common shares outstanding:
Basic	28,906	28,656	28,832	28,583
Diluted	29,899	29,529	29,760	29,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net income	$3,601	$1,768	$21,878	$13,851
Other comprehensive (loss):
Foreign currency translation adjustments	(2,842)	(10,694)	(3,878)	(18,610)
Comprehensive income (loss)	759	(8,926)	18,000	(4,759)
Less: comprehensive loss (income) attributable to noncontrolling interest	(8)	49	12	59
Comprehensive income (loss) attributable to Mistras Group, Inc.	$751	$(8,877)	$18,012	$(4,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	February 29, 2016	February 28, 2015
		Note 1
Cash flows from operating activities
Net income	$21,878	$13,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,854	24,779
Deferred income taxes	2,880	2,177
Share-based compensation expense	4,997	4,856
Fair value adjustment to contingent consideration liabilities	(1,292)	(3,266)
Other	85	520
Changes in operating assets and liabilities, net of effect of acquisitions of businesses:
Accounts receivable	1,378	12,207
Inventories	1,235	(735)
Prepaid expenses and other current assets	(2,128)	(4,522)
Other assets	102	(571)
Accounts payable	(66)	(8,037)
Accrued expenses and other liabilities	1,197	(4,594)
Income taxes payable	1,682	(2,149)
Net cash provided by operating activities	55,802	34,516
Cash flows from investing activities
Purchase of property, plant and equipment	(11,421)	(11,757)
Purchase of intangible assets	(894)	(581)
Acquisition of businesses, net of cash acquired	(1,709)	(34,671)
Proceeds from sale of equipment	1,056	872
Net cash used in investing activities	(12,968)	(46,137)
Cash flows from financing activities
Repayment of capital lease obligations	(5,577)	(6,005)
Proceeds from borrowings of long-term debt	2,293	1,145
Repayment of long-term debt	(16,991)	(11,741)
Proceeds of revolver	45,100	99,200
Repayments of revolver	(56,100)	(62,100)
Payment of contingent consideration for business acquisitions	(2,090)	(3,034)
Taxes paid related to net share settlement of share-based awards	(1,068)	(1,462)
Excess tax benefit from share-based compensation	(266)	382
Proceeds from the exercise of stock options	361	682
Net cash (used in) provided by financing activities	(34,338)	17,067
Effect of exchange rate changes on cash and cash equivalents	(956)	(2,081)
Net change in cash and cash equivalents	7,540	3,365
Cash and cash equivalents
Beginning of period	10,555	10,020
End of period	$18,095	$13,385
Supplemental disclosure of cash paid
Interest	$4,148	$2,456
Income taxes	$7,875	$12,388
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,957	$5,502
Issuance of notes payable	$—	$20,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1.                                      Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries ("the Company") is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI) and non-destructive testing (NDT) services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending May 31, 2016 and 2015. Reference to a fiscal year means the fiscal year ended May 31. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“2015 Annual Report”) for fiscal 2015, as filed with the Securities and Exchange Commission on August 12, 2015.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying condensed consolidated balance sheets. The noncontrolling interests in net income, net of tax, is classified separately in the accompanying condensed consolidated statements of income.

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the subsidiaries in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s condensed consolidated financial statements.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

Immaterial Correction

Subsequent to the issuance of its interim condensed consolidated financial statements as of and for the three and nine months ended February 28, 2015, the Company identified errors related to the classification of amounts reported in the Condensed Consolidated Statement of Cash Flows for that period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives,

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

and concluded that the errors were immaterial. Accordingly, management has corrected the presentation of the affected line items of the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended February 28, 2015, as summarized below. These changes did not impact the Company’s net income, balance sheet, or stockholders’ equity for any periods previously reported.

	Previously Reported	Revised
Cash flows from operating activities
Accounts payable	(7,741)	(8,037)
Accrued expenses and other liabilities	(5,089)	(4,594)
Net cash provided by operating activities	34,317	34,516

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(34,967)	(34,671)
Net cash used in investing activities	(46,433)	(46,137)

Cash flows from financing activities
Proceeds from borrowings of long-term debt	—	1,145
Repayments of long-term debt	(10,596)	(11,741)
Net borrowings against revolver	35,544	37,100
Net cash provided by financing activities	15,511	17,067

Effect of exchange rate changes on cash and cash equivalents	(30)	(2,081)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Company's 2015 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2015 Annual Report, there have been no material changes to the Company's significant accounting policies.

Income Taxes

The Company provides for income taxes in interim periods in an amount that aligns its year-to-date tax provision with the effective income tax rate expected for the full year, plus adjustments to certain discrete tax items. During the three months ended February 29, 2016 and February 28, 2015, the Company's effective income tax rate differed from the statutory rate principally due to adjustments to certain discrete tax items related to the resolution and adjustment of certain income tax contingencies, which decreased the effective tax rate by 11% and 8%, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods within those fiscal years beginning December 15, 2017, as a result of a one year deferral in the standard issued by the FASB in August 2015 with ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This amendment will simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments in previous reporting periods. This update will require on the face of the income statement or in the notes to the financial statements the amount recorded in current-period earnings that would have previously been recorded if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. This update should be applied prospectively and earlier adoption is permitted for financial statements that have not been issued. The Company is evaluating the effect that ASU 2015-16 will have on its condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect that ASU 2015-17 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with exception of leases with a term of 12 months or less, to be recorded on the balance sheet as lease assets and lease liabilities. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

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

Stock Options

For the three and nine months ended February 29, 2016 and February 28, 2015, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million for each period, respectively. As of February 29, 2016, there was less than $0.1 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option awards, which are expected to be recognized over a remaining weighted average period of less than 0.1 years.

No stock options were granted during the nine months ended February 29, 2016 and February 28, 2015.

Restricted Stock Unit Awards

For the three months ended February 29, 2016 and February 28, 2015, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million and $1.2 million, respectively. For the nine months ended

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

February 29, 2016 and February 28, 2015, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.3 million and $3.5 million, respectively. As of February 29, 2016, there was $8.3 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.3 years.

During the first nine months of fiscal 2016 and 2015, the Company granted approximately 28,000 and 21,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.5 million and $0.4 million, respectively, which was recorded as share-based compensation expense during the nine months ended February 29, 2016 and February 28, 2015, respectively.

During the first nine months of fiscal 2016 and 2015, approximately 220,000 and 231,000 restricted stock units, respectively, vested. The fair value of these units was $3.5 million and $5.2 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Performance Restricted Stock Units

In the third quarter of fiscal 2014, the Company granted one-year, two-year and three-year performance restricted stock units to its executive officers and certain other senior officers. In the second quarter of fiscal 2015, the Company granted performance restricted stock units to its executive and certain other senior officers. In the first quarter of fiscal 2016, the Company modified its equity compensation program and granted 154,000 performance restricted stock units to its executive and certain other senior officers. As a condition for receiving any awards under the revised fiscal 2016 plan, the executive and senior officers surrendered and released all rights to receive any shares under the three-year 2014 awards and three-year 2015 awards with a performance or market condition. The Company has accounted for the fiscal 2016 awards as modifications in accordance with ASC 718, Compensation - Stock Compensation. These units have requisite service periods of five years and have no dividend rights. The actual payout of these units will vary based on the Company’s performance over a one-year period based on three metrics related to the Company’s fiscal 2016 performance: (1) Operating Income, (2) Adjusted EBITDAS, which is consistent with Adjusted EBITDA as disclosed in the financial statements, which is net income before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, acquisition related items, and other non-routine items as determined by the Committee and (3) Revenue. There is also a discretionary portion based on individual performance. During the three months ended November 30, 2015, the Company evaluated the expected performance metrics and increased the estimated performance shares expected to be granted by 80,000 units to a total of 234,000 units. No adjustment was required during the three months ended February 29, 2016.

Compensation costs are initially measured assuming that the target performance conditions will be achieved. However, compensation costs related to the performance conditions are adjusted for subsequent changes in the expected outcomes of the performance conditions. The discretionary portion of these awards are liability-classified and adjusted to fair value each reporting period. Compensation costs for the discretionary portion of the awards are recognized over the same five year requisite service period as the awards based on the Company’s fiscal 2016 performance. For the three months ended February 29, 2016 and February 28, 2015, the Company recognized share-based compensation expense/(benefit) related to performance restricted stock units, inclusive of all awards noted above, of approximately $0.4 million and $(0.8) million, respectively. For the nine months ended February 29, 2016 and February 28, 2015, the Company recognized share-based compensation expense related to these units of approximately $1.2 million and $0.9 million, respectively. At February 29, 2016, there was $3.4 million of total unrecognized compensation costs related to the 234,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 3.8 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$3,593	$1,817	$21,890	$13,910
Denominator:
Weighted average common shares outstanding	28,906	28,656	28,832	28,583
Basic earnings per share	$0.12	$0.06	$0.76	$0.49

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$3,593	$1,817	$21,890	$13,910
Denominator:
Weighted average common shares outstanding	28,906	28,656	28,832	28,583
Dilutive effect of stock options outstanding	739	694	657	742
Dilutive effect of restricted stock units outstanding	254	179	271	234
	29,899	29,529	29,760	29,559
Diluted earnings per share	$0.12	$0.06	$0.74	$0.47

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

4.                                      Acquisitions

Acquisitions

In the first nine months of fiscal 2016, the Company completed one acquisition. The Company purchased a company that provides unmanned aerial systems and NDT services, located in the U.S.

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

The assets and liabilities of the business acquired in fiscal 2016 were included in the Company's condensed consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for this acquisition is included in the Services segment's results from the date of acquisition. The Company's preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $35.7 million in cash and $20.5 million in notes payable issued as part of the acquisitions. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. In addition, the acquisitions in Quebec and Florida provided for contingent consideration of up to $3.2 million to be earned based upon the acquired business achieving specific performance metrics over the initial two to three years of operation from the acquisition date.

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

Acquisition-Related Expense

During the three and nine month periods ended February 29, 2016, the Company incurred acquisition-related costs of $0.1 million and $0.2 million, respectively, in connection with due diligence, professional fees, and other expenses for its acquisition activities. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. These adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $0.2 million and $1.3 million, for the three and nine month periods ended February 29, 2016, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were $3.8 million and $6.4 million as of February 29, 2016 and May 31, 2015, respectively.

During the three and nine month periods ended February 28, 2015, the Company incurred acquisition-related costs of $0.2 million in connection with due diligence, professional fees, and other expenses for its acquisition activities. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. For the three and nine month periods ended February 28, 2015, these adjustments resulted in a net decrease of acquisition-related contingent consideration liabilities and a corresponding increase in income from operations of $1.7 million and $3.3 million, respectively.

The fair value adjustments to acquisition-related contingent consideration liabilities and the acquisition-related transaction costs have been classified as acquisition-related expense, net, in the condensed consolidated statements of income for the three and nine month periods ended February 29, 2016 and February 28, 2015.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	February 29, 2016	May 31, 2015

Trade accounts receivable	$132,340	$136,208
Allowance for doubtful accounts	(3,735)	(2,980)
Accounts receivable, net	$128,605	$133,228

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	February 29, 2016	May 31, 2015

Land		$1,719	$1,856
Buildings and improvements	30-40	18,534	17,712
Office furniture and equipment	5-8	8,653	8,084
Machinery and equipment	5-7	166,379	162,612
		195,285	190,264
Accumulated depreciation and amortization		(119,620)	(111,008)
Property, plant and equipment, net		$75,665	$79,256

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Depreciation expense for the three months ended February 29, 2016 and February 28, 2015 was $5.5 million and $5.4 million, respectively. Depreciation expense for the nine months ended February 29, 2016 and February 28, 2015 was $16.7 million and $16.3 million, respectively.

7.     Goodwill

The changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products	Total
Balance at May 31, 2014	$73,767	$43,552	$13,197	$130,516
Goodwill acquired during the year	41,986	1,480	—	43,466
Adjustments to preliminary purchase price allocations	3,529	(367)	—	3,162
Foreign currency translation	(2,003)	(8,727)	—	(10,730)
Balance at May 31, 2015	$117,279	$35,938	$13,197	$166,414
Goodwill acquired (disposed) during the year	2,658	(374)	—	2,284
Adjustments to preliminary purchase price allocations	271	—	—	271
Foreign currency translation	(1,034)	(1,216)	—	(2,250)
Balance at February 29, 2016	$119,174	$34,348	$13,197	$166,719

The Company reviews goodwill for impairment on a reporting unit basis on March 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of February 29, 2016, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of February 29, 2016, May 31, 2015 and May 31, 2014 was $9.9 million, which is within its International segment.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		February 29, 2016			May 31, 2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$79,577	$(45,469)	$34,108	$81,101	$(41,009)	$40,092
Software/Technology	3-15	17,055	(11,377)	5,678	15,738	(10,290)	5,448
Covenants not to compete	2-5	11,618	(9,102)	2,516	11,678	(8,605)	3,073
Other	2-5	6,820	(4,791)	2,029	6,910	(4,247)	2,663
Total		$115,070	$(70,739)	$44,331	$115,427	$(64,151)	$51,276

Amortization expense for the three months ended February 29, 2016 and February 28, 2015 was $2.4 million and $2.7 million, respectively. Amortization expense for the nine months ended February 29, 2016 and February 28, 2015 was $7.2 million and $8.5 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	February 29, 2016	May 31, 2015

Accrued salaries, wages and related employee benefits	$27,274	$26,053
Contingent consideration, current portion	1,508	3,543
Accrued workers’ compensation and health benefits	5,933	3,630
Deferred revenue	4,302	3,841
Other accrued expenses	14,167	18,847
Total accrued expenses and other liabilities	$53,184	$55,914

10.                               Long-Term Debt

Long-term debt consisted of the following:

	February 29, 2016	May 31, 2015

Senior credit facility	$71,528	$83,062
Notes payable	10,368	24,933
Other	5,470	5,464
Total debt	87,366	113,459
Less: Current portion	(12,488)	(17,902)
Long-term debt, net of current portion	$74,878	$95,557

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement, to its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”) with Bank of America, N.A., as agent for the lenders and a lender, and JPMorgan Chase Bank, N.A., Keybank, National Association and TD Bank, N.A., as lenders. The Credit Agreement provides the Company with a $175.0 million revolving line of credit, which, under certain circumstances, the line of credit can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of February 29, 2016, the Company had borrowings of $71.5 million and a total of $4.5 million of letters of credit outstanding under the Credit Agreement.

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

As of February 29, 2016, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other

In connection with certain of its acquisitions through fiscal 2015, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of February 29, 2016 and May 31, 2015. Amortization is recorded as interest expense in the condensed consolidated statements of income.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	February 29, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$3,808	$3,808
Total Liabilities	$—	$—	$3,808	$3,808

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$6,411	$6,411
Total Liabilities	$—	$—	$6,411	$6,411

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

Litigation and Commercial Claims

In April 2015, two separate lawsuits were filed in California as purported class action lawsuits on behalf of current and former Mistras employees. The cases are David Kruger v Mistras Group, Inc., filed in the U.S. District Court for the Eastern District of California and Edgar Viceral v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. Both cases were originally filed in California state court and were removed to the respective U.S. District Courts for the districts in which the state court cases were filed. These two cases have been consolidated, with Kruger dismissing his case and joining the Viceral case. As part of this consolidation, the claims in the Kruger case that were not part of the Viceral case were added to the Viceral case by the filing of an amended complaint. The consolidated case alleges violations of California statutes primarily, the California Labor Code, and seeks to proceed as a collective action under the U.S. Fair Labor Standards Act. The case is predicated on claims for allegedly missed rest and meal periods, inaccurate wage statements, and failure to pay all wages due, as well as related unfair business practices, and is requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. The parties met with a mediator on April 5, 2016 but no resolution of the case was reached, though the Company anticipates discussions regarding resolution may continue. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability, if any, related to these matters, and accordingly, has not established any reserves for these matters.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of February 29, 2016, total potential acquisition-related contingent consideration ranged from zero to approximately $17.8 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 3.3 years of operations. See Note 4 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues
Services	$123,616	$121,845	$411,484	$404,651
International	31,801	33,554	107,085	114,610
Products and Systems	6,866	8,526	23,343	22,588
Corporate and eliminations	(1,928)	(825)	(6,918)	(5,283)
	$160,355	$163,100	$534,994	$536,566

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gross profit
Services	$30,256	$27,429	$107,943	$101,452
International	9,227	7,018	32,113	27,795
Products and Systems	3,202	4,211	10,957	10,203
Corporate and eliminations	124	76	(5)	317
	$42,809	$38,734	$151,008	$139,767

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Income (loss) from operations
Services	$10,071	$7,257	$44,285	$36,208
International	1,136	(1,315)	6,925	1,163
Products and Systems	438	1,346	2,677	1,330
Corporate and eliminations	(5,887)	(3,418)	(15,628)	(12,975)
	$5,758	$3,870	$38,259	$25,726

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Depreciation and amortization
Services	$5,556	$5,658	$16,640	$16,622
International	1,876	1,919	5,762	6,130
Products and Systems	587	608	1,727	1,809
Corporate and eliminations	(88)	(71)	(275)	218
	$7,931	$8,114	$23,854	$24,779

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

	February 29, 2016	May 31, 2015
Goodwill
Services	$119,174	$117,279
International	34,348	35,938
Products and Systems	13,197	13,197
	$166,719	$166,414

	February 29, 2016	May 31, 2015
Total assets
Services	$300,553	$301,031
International	122,669	126,643
Products and Systems	32,753	35,464
Corporate and eliminations	7,982	8,589
	$463,957	$471,727

Revenues by geographic area for the three and nine months ended February 29, 2016 and 2015, respectively, were as follows:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues
United States	$109,518	$113,664	$371,929	$365,912
Other Americas	17,162	14,353	52,248	53,917
Europe	29,706	31,644	100,411	106,370
Asia-Pacific	3,969	3,439	10,406	10,367
	$160,355	$163,100	$534,994	$536,566

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and nine months ended February 29, 2016 and February 28, 2015. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2015 filed August 12, 2015 (“2015 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2016 is referred to as “fiscal 2016”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

Forward-Looking Statements

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2015 Annual Report as well as those discussed in our other filings with the Securities and Exchange Commission (“SEC”).

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

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States along with a growing Canadian business, consisting primarily of NDT, inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we provide a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, slow economic growth, fluctuating oil prices, which are currently very low, and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, and to make acquisitions of complementary businesses at reasonable valuations.

Results of Operations

Condensed consolidated results of operations for the three and nine months ended February 29, 2016 and February 28, 2015 were as follows:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	($ in thousands)		($ in thousands)
Revenues	$160,355	$163,100	$534,994	$536,566
Gross profit	42,809	38,734	151,008	139,767
Gross profit as a % of Revenue	27%	24%	28%	26%
Total operating expenses	37,051	34,864	112,749	114,041
Operating expenses as a % of Revenue	23%	21%	21%	21%
Income from operations	5,758	3,870	38,259	25,726
Income from Operations as a % of Revenue	4%	2%	7%	5%
Interest expense	1,123	1,161	4,380	3,418
Income before provision for income taxes	4,635	2,709	33,879	22,308
Provision for income taxes	1,034	941	12,001	8,457
Net income	3,601	1,768	21,878	13,851
Less: net (income) loss attributable to noncontrolling interests, net of taxes	$(8)	49	12	59
Net income attributable to Mistras Group, Inc.	$3,593	$1,817	$21,890	$13,910

EBITDA and Adjusted EBITDA, non-GAAP measures explained below, for the three and nine months ended February 29, 2016 and February 28, 2015 were as follows:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	($ in thousands)		($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$3,593	$1,817	$21,890	$13,910
Interest expense	1,123	1,161	4,380	3,418
Provision for income taxes	1,034	941	12,001	8,457
Depreciation and amortization	7,931	8,114	23,854	24,779
EBITDA	$13,681	$12,033	$62,125	$50,564
Share-based compensation expense	1,770	599	4,997	4,856
Acquisition-related (benefit), net	(115)	(1,642)	(1,086)	(3,037)
Severance	54	160	293	401
Foreign exchange (gain) loss	(98)	247	357	1,213
Adjusted EBITDA	$15,292	$11,397	$66,686	$53,997

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

Management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as the basis for a performance evaluation metric for executive and employee incentive compensation programs.

In the MD&A under the heading "Income from Operations", the non-GAAP financial performance measures "Income from operations before acquisition-related expense (benefit), net” is used for each of our three segments and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measures excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs and (b) the net changes in the fair value of acquisition-related contingent consideration liabilities. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations and are related solely to the Company’s or Segment’s acquisition activities. Changes in the fair value of acquisition-related contingent consideration liabilities can be a net expense or credit in any given period, and fluctuate based upon the then current value of cash consideration the Company expects to pay in the future for prior acquisitions, without impacting cash generated from the Company’s business operations.

In the MD&A section "Liquidity and Capital Resources", we use the term free cash flow, a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which is classified as an investing activity). Free cash flow for the first nine months of fiscal 2016 was $43.5 million consisting of $55.8 million of operating cash flow less $12.3 million of capital expenditures. For the comparable period in fiscal 2015, free cash flow was $22.2 million consisting of $34.5 million of operating cash flow less $12.3 million of capital expenditures.

Revenue

Revenues for the three months ended February 29, 2016 were $160.4 million, a decrease of $2.7 million, or 1.7%, compared to the prior year. Revenues for the nine months ended February 29, 2016 were $535.0 million, a decrease of $1.6 million, or 0.3%, compared to the nine months ended February 28, 2015.

Revenues by segment for the three and nine months ended February 29, 2016 and February 28, 2015 were as follows:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	($ in thousands)		($ in thousands)
Revenues
Services	$123,616	$121,845	$411,484	$404,651
International	31,801	33,554	107,085	114,610
Products and Systems	6,866	8,526	23,343	22,588
Corporate and eliminations	(1,928)	(825)	(6,918)	(5,283)
	$160,355	$163,100	$534,994	$536,566

Three Months

In the third quarter of fiscal 2016, Services segment revenues increased 1% due to a combination of low single digit organic growth coupled with a small amount of acquisition growth, which more than offset the adverse impact of a weaker Canadian dollar. Products and Systems segment revenues decreased by 20% driven by timing of sales. International segment revenues decreased by 5%, driven by an unfavorable impact of foreign exchanges rates and dispositions which caused revenues to decline by low double digits, which more than offset mid single-digit organic growth.

Oil and gas revenues increased by approximately 6% and remained the Company’s most significant vertical market, comprising approximately 59% and 53% of total Company revenues in the third quarters of fiscal 2016 and 2015, respectively. The Company’s top ten customers comprised approximately 40% of total revenues in the third quarter of fiscal 2016 compared with approximately 36% in the third quarter of the prior fiscal year.

Nine Months

In the first nine months of fiscal 2016, our revenue decrease of less than 1% was adversely impacted by a combination of foreign exchange and dispositions which reduced revenues by approximately $24 million, or 4%. Services segment revenues increased 2% due to acquisition growth of low single digits, offset by adverse foreign exchange rates, while organic growth was flat. International segment revenues decreased 7% compared with the prior year driven by a mid-teens decline from foreign exchange rates and dispositions. Products and Systems segment revenues increased 3%, primarily due to greater volume.

The Company experienced mid-single digit year-on-year growth in its oil and gas vertical market. Oil and gas revenues comprised approximately 56% and 52% of total Company revenues in the first nine months of fiscal 2016 and 2015, respectively. The Company’s top ten customers comprised approximately 36% of total revenues in the first nine months of fiscal 2016 compared with approximately 33% in the first nine months of the prior fiscal year.

Gross Profit

Gross profit increased by $4.1 million, or 10.5%, in the third quarter of fiscal 2016, on a sales decline of 1.7%. Gross profit increased by $11.2 million, or 8.0% during the first nine months of fiscal 2016, on a sales decline of less than 1%.

Gross profit by segment for the three and nine months ended February 29, 2016 and February 28, 2015 was as follows:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	($ in thousands)		($ in thousands)
Gross profit
Services	$30,256	$27,429	$107,943	$101,452
International	9,227	7,018	32,113	27,795
Products and Systems	3,202	4,211	10,957	10,203
Corporate and eliminations	124	76	(5)	317
	$42,809	$38,734	$151,008	$139,767

Three months

As a percentage of revenues, gross profit was 26.7% and 23.7% for the third quarters of fiscal 2016 and 2015, respectively. Service segment gross profit margins increased to 24.5% in the third quarter of fiscal 2016 compared to 22.5% in the third quarter of fiscal 2015. The 200 basis point increase was driven by improved technical labor utilization, sales mix, improvements in contract management and lower overhead costs. International segment gross margins increased to 29.0% in the third quarter of fiscal 2016 compared with 20.9% in the prior year. The 810 basis point increase was due to improvement in each of our four largest country locations, driven by prior year management changes and staffing actions that improved technical labor utilization, as well as improvements in sales mix and overhead costs. Products and Systems segment gross margin declined by 280 basis points to 46.6% compared with 49.4% in the prior year, driven by lower sales volume.

Nine Months

As a percentage of revenues, gross profit was 28.2% and 26.0% for the first nine months of fiscal 2016 and 2015, respectively. The increase in gross profit percentage was primarily attributable to the Services and International segments. Service segment gross profit margin increased to 26.2% compared to 25.1% in the first nine months of fiscal 2015, due to improved technical labor utilization, sales mix, contract management and lower overhead costs. International segment gross margins increased to 30.0% in the first nine months of fiscal 2016 compared with 24.3% in the prior year, due to improvement in each of our four largest country locations, driven by prior year management changes and staffing actions that improved technical labor utilization, as well as improvements in sales mix and overhead costs. Products and Systems segment gross margin improved to 46.9% compared to 45.2% in the prior year driven by a more favorable sales mix.

Income from Operations

The following table shows a reconciliation of the income from operations before acquisition-related expense (benefit), net, to income from operations for each of the Company's three segments and for the Company in total:

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
	($ in thousands)		($ in thousands)
Services:
Income from operations before acquisition-related expense (benefit), net	$9,857	$7,082	$43,478	$36,819
Acquisition-related expense (benefit), net	(214)	(175)	(807)	611
Income from operations	10,071	7,257	44,285	36,208
International:
Income from operations before acquisition-related expense (benefit), net	$1,156	$(2,438)	$6,488	$(896)
Acquisition-related expense (benefit), net	20	(1,123)	(437)	(2,059)
Income from operations	1,136	(1,315)	6,925	1,163
Products and Systems:
Income from operations before acquisition-related expense (benefit), net	$438	$1,346	$2,677	$1,330
Acquisition-related expense (benefit), net	—	—	—	—
Income from operations	438	1,346	2,677	1,330
Corporate and Eliminations:
Loss from operations before acquisition-related expense (benefit), net	$(5,808)	$(3,762)	$(15,470)	$(14,564)
Acquisition-related expense (benefit), net	79	(344)	158	(1,589)
Loss from operations	(5,887)	(3,418)	(15,628)	(12,975)
Total Company
Income from operations before acquisition-related expense (benefit), net	$5,643	$2,228	$37,173	$22,689
Acquisition-related expense (benefit), net	$(115)	$(1,642)	$(1,086)	$(3,037)
Income from operations	$5,758	$3,870	$38,259	$25,726

Three months
For the three months ended February 29, 2016, income from operations increased $1.9 million, or 49%, compared with the prior year’s third quarter. As a percentage of revenues, income from operations was 4% and 2% for the third quarters of fiscal 2016 and 2015, respectively.

Operating expenses increased $2.2 million, or 6%, compared with the prior year’s third quarter. The Services, International, and Products and Systems segments year-on-year operating expenses were flat. Corporate operating expenses were $2.5 million higher than in the prior year's third quarter, as a normal level of share-based compensation was incurred in the current year period compared with an abnormally low prior year amount, as well as an elevated level of legal costs.

Nine Months
For the nine months ended February 29, 2016, income from operations increased $12.5 million or 49%, compared with the prior year’s first nine months. As a percentage of revenues, income from operations was 7% and 5% for the first nine months of fiscal 2016 and 2015, respectively.
Operating expenses decreased by $1.3 million, or 1% compared with the prior year’s first nine months. The Services segment experienced an year-on-year operating expense decrease of $1.6 million, driven by decreased salary and benefits related costs. The International segment year-on-year operating expenses declined by $1.4 million, driven by the impact of foreign exchange rates and continued cost reduction initiatives. Products and Systems operating expenses declined by $0.6 million, due primarily to the impact of cost reductions. Corporate operating expenses were $2.3 million higher than in the prior year's first nine months, as a normal level of share-based compensation was incurred in the current year period compared with an abnormally low prior year amount, as well as an elevated level of legal costs.

Interest Expense

Interest expense was approximately $1.1 million and $1.2 million for the third quarters of fiscal 2016 and 2015, respectively. Interest expense was approximately $4.4 million and $3.4 million for the first nine months of fiscal 2016 and 2015, respectively. The increase was primarily related to interest expense on seller notes from our recent acquisitions.

Income Taxes

The Company’s effective income tax rate was approximately 22% and 35% for the third quarter of fiscal 2016 and 2015, respectively. Fiscal 2016 and 2015 rates included favorable discrete tax items aggregating $0.5 million in the current year and $0.2 million in the prior year, which decreased the effective tax rate by 11% and 8%, respectively. The decrease in the current year related primarily to reserves that were released due to the lapse of the related statute of limitations. The Company's effective income tax rate was approximately 35% and 38% for the first nine months of fiscal 2016 and 2015, respectively. These same items reduced the year to date effective tax rates by 2% in the current year and 1% in the prior year.

Liquidity and Capital Resources

Cash Flows Table

Cash flows are summarized in the table below:

	Nine months ended
	February 29, 2016	February 28, 2015
	($ in thousands)
Net cash provided by (used in):
Operating activities	$55,802	$34,516
Investing activities	(12,968)	(46,137)
Financing activities	(34,338)	17,067
Effect of exchange rate changes on cash	(956)	(2,081)
Net change in cash and cash equivalents	$7,540	$3,365

Cash Flows from Operating Activities

During the nine months ended February 29, 2016, cash provided by operating activities was $55.8 million, an increase of $21.3 million, or 62%. The improvement was primarily attributable to the Company’s $12.7 million improvement in Adjusted EBITDA, as well as a 3 day reduction in DSO that reduced working capital outlays.

Cash Flows from Investing Activities

During the nine months ended February 29, 2016, cash used in investing activities was $13.0 million, compared with cash outflow of $46.1 million in the comparable period of the prior year. The prior year's first nine months included $34.7 million outflow related to acquisitions, compared with $1.7 million cash utilized for this purpose in the first nine months of fiscal 2016. Cash used for capital expenditures was $12.3 million in the first nine months of fiscal 2016 and 2015.

Cash Flows from Financing Activities

Net cash used by financing activities was $34.3 million for the nine months ended February 29, 2016. The Company utilized most of the $43.5 million of free cash flow generated in the first nine months of fiscal 2016 to reduce its debt and capital lease obligations by $31.3 million, and to fund other tax-related outflows totaling $1.0 million. The Company generated cash from financing activities in the prior year’s comparable period by taking on a net of $37.1 million of additional debt to fund acquisitions made in the prior year, offset by repayments of debt, capital lease obligations and contingent consideration obligations of approximately $20 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net reduction of $1.0 million in the nine months of fiscal 2016, compared to $2.1 million for the nine months of fiscal 2015, driven by a stronger U.S. dollar and dispositions of three small foreign subsidiaries made at the end of the prior fiscal year.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2015 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and Note 9 - Long-Term Debt to these condensed consolidated financial statements in this report, under the heading “Senior Credit Facility.”

As of February 29, 2016, we had cash and cash equivalents totaling $18.1 million and available borrowing capacity of $99.0 million under our Credit Agreement with borrowings of $71.5 million and $4.5 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of February 29, 2016, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

Other than the amendment to the Credit Agreement, discussed above under “Liquidity and Capital Resources- Cash Balance and Credit Facility Borrowings”, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2015 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended February 29, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 29, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2015 Annual Report.

See Note 11 - Commitments and Contingencies to the condensed consolidated financial statements included in this report for a description of our legal proceedings.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 31, 2016	1,706	$19.61

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

Date: April 7, 2016