Form 10-K
period 2016-05-31
Mistras Group, Inc.
filed 2016-08-15
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of November 30, 2015, based upon the closing price of the common stock as reported by New York Stock Exchange on such date was approximately $364.4 million.

As of August 5, 2016, a total of 28,955,455 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended May 31, 2016. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

Our Business

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services,  proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking and research and engineering institutions. As of May 31, 2016, we had approximately 5,700 employees, in approximately 120 offices across 14 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

Our asset protection solutions combine the disciplines of NDT, DT, PdM, MI, engineering & consulting services and data analysis and enterprise inspection data management software to provide value to our customers. The foundation of our business is NDT, which is the examination of assets without impacting current and future usefulness or impairing the integrity of these assets. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly attractive alternative to many traditional intrusive inspection techniques, which may require dismantling equipment or shutting down a plant, mill or site. Our MI services are a systematic engineering-based approach to developing best practices for ensuring the on-going integrity and safety of equipment and industrial facilities. MI services involve conducting an inventory of infrastructure assets, developing and implementing inspection and maintenance procedures, training personnel in executing these procedures and managing inspections, testing and assessments of customer assets. By assisting customers in implementing MI programs, we enable them to identify gaps between existing and desired practices, find and track deficiencies and degradations to be corrected and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets. We believe our MI services improve plant safety and reliability and regulatory compliance, and in so doing reduce maintenance costs. Our solutions also incorporate comprehensive Risk Based Inspection (RBI) data analysis from our proprietary asset protection software to provide customers with detailed, integrated and cost-effective solutions that rate the risks of alternative maintenance approaches and recommend actions in accordance with consensus industry codes and standards and help to establish and support key performance indicators (KPI’s) to ensure continued safe and economic operations.

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

•
in-house testing services: Mistras’ in-house inspection services provide cost-effective, efficient solutions that improve the integrity and lifespan of critical assets featuring a dynamic suite of testing and inspection services. With a network of in-house laboratories, Mistras provides a one-stop shop for traditional (NDT), advanced non-destructive testing (ANDT), and destructive testing (DT) of materials and fabricated structures by offering a complete inspection package — from preparation and production all the way to post-processing. These capabilities are available through our state-of-the-art testing equipment and expertise in our grid of in-house testing laboratories across the U.S.A., Canada and Europe;

•
full range of engineering consulting services to the downstream and renewable energy sectors that includes plant operations support covering both process and equipment technologies; project planning, management and execution; expert testimony and technical training; and

•
ultra-high pressure water blasting in place of sand blasting, used for both off shore oil & gas platforms and land based refinery and chemical fixed equipment. NDT inspection services are offered while in post cleaning mode.

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

We offer our customers a customized package of services, products and systems, or our enterprise software and other niche high-value products on a stand-alone basis. For example, customers can purchase most of our sensors and accompanying software to integrate with their own systems, or they can purchase a complete turn-key solution, including installation, monitoring and assessment services. Importantly, we do not sell certain of our advanced and proprietary software and other products as stand-alone offerings; instead, we embed them in our comprehensive service offerings to protect our investment in intellectual property while providing an added value which generates a substantial source of recurring revenues.

We generated revenues of $719.2 million, $711.3 million and $623.5 million, net income of $24.7 million, $16.1 million and $22.5 million and adjusted EBITDA of $88.1 million, $71.9 million and $70.7 million for fiscal 2016, 2015 and 2014, respectively. An explanation of adjusted EBITDA and a reconciliation of these amounts to net income are set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For fiscal 2016, we generated approximately 77% of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 36%, 33% and 38% of our revenues during fiscal 2016, 2015 and 2014, respectively.

Asset Protection Industry Overview

The asset protection industry consists of NDT inspection, DT inspection, PdM and MI services and inspection data management and analysis. NDT plays a crucial role in assuring the operational and structural integrity and reliability of critical infrastructure without compromising the usefulness of the tested materials or equipment. The evolution of NDT services, in combination with broader industry trends, including increased asset utilization and aging of infrastructure, the desire by companies to extend the useful life of their existing infrastructure, new construction projects, enhanced government regulation and the shortage of certified NDT professionals, have made NDT an integral and increasingly outsourced part of many asset-intensive industries. Well-publicized industrial and public infrastructure failures and accidents such as the Deepwater Horizon oil spill in the Gulf of Mexico and the I-35W Mississippi River bridge collapse in Minnesota, and a number of recent refinery accidents continues to raise the level of safety and environmental awareness of regulators, while owners and operators are recognizing the benefits that asset protection solutions can provide.

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

We believe the following represent key dynamics of the asset protection industry:

•
Extending the Useful Life of Aging Infrastructure. The prohibitive cost and challenge of building new infrastructure has resulted in the significant aging of existing infrastructure and caused companies to seek ways to extend the useful life of existing assets. For example, due to the significant cost associated with constructing new refineries, stringent environmental regulations which have increased the costs of managing them and difficulty in finding suitable locations on which to build them, no major new refineries have been constructed in the United States since 1976. Another example is in the area of power transmission and distribution. The Smart Grid initiative in the United States is causing increased loading on aging transformers that are more than 40 years old in many cases. The need to test and monitor these units to ensure their reliability until replacement is instrumental in support of a reliable Smart Grid network. Because aging infrastructure requires relatively higher levels of maintenance and repair in comparison to new infrastructure, as well as more frequent, extensive and ongoing testing, companies and public authorities will continue spending on asset protection solutions to ensure the operational and structural integrity of existing infrastructure.

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

•
Increasing Asset and Capacity Utilization. Due to the high repair and replacement costs and the limited construction of new infrastructure, existing infrastructure in some of our target markets will experience high usage, causing increased stress and fatigue that accelerate deterioration. These dynamic prices and costs also motivate our customers to complete repairs, maintenance, replacements and upgrades more quickly. For example, increasing demand for refined petroleum products, combined with high plant utilization rates, is driving refineries to upgrade facilities to make them more efficient and expand capacity. In order to sustain high capacity utilization rates, customers are increasingly using asset protection solutions to efficiently ensure the integrity and safety of their assets. Implementation of asset protection solutions can also lead to increased productivity as a result of reduced maintenance-related downtime.

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

•
Expanding Addressable End-Markets. Advances in NDT sensor technology and asset protection software based systems, and the continued emergence of new technologies, are creating increased demand for asset protection solutions in applications where existing techniques were previously ineffective. Further, we expect increased demand in relatively new markets, such as automotive component suppliers.

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

Our Target Markets

Overview

Mistras operates in a highly competitive, but fragmented market. Domestically, the market is serviced by several national competitors, and many regional and/or local companies. Internationally, our primary competitors are divisions of large companies, with additional competition from small independent local companies which may be limited to a specific product, service or technology and focused on a niche market or geographic region. We focus our strategic sales, marketing and product development efforts on a range of infrastructure-intensive based industries and governmental authorities. In general, our largest markets in broad terms are energy-related infrastructure where we perform inspections, which may lead to a fitness for service evaluation and engineering based services on fixed and rotating assets.

There are economic indicators that continue to drive our business, especially in the U.S. domestic markets as indicated by the Energy Information Administration (EIA);

•
Growth in U.S. energy production- While crude oil production slowed in the first quarter of 2016 from record highs in 2015 at 9.4 million barrels per day (bbl/d) domestic production is still significantly higher than pre-2015 levels according to the EIA. Although tailing off slightly, production estimates for the year 2016 is predicted to level off around 9 million bbl/d.

•
High demand for U.S. Natural Gas - According to the EIA, demand for natural gas remains high resulting from the fact that the U.S. is experiencing record low pricing for natural gas in the last 18 months.

•
The United States is continuing its trend from being a net importer of natural gas to a net exporter by 2017. Several facilities have already begun operations in support of the export process, with more capital expenditures planned for the coming years.

The outlook for power in the U.S. has shifted substantially in the last several years due to legislation restricting emissions of greenhouse gas related to fossil fuels. There has been a shift from traditional coal and gas fired base load power plants to natural gas fueled base load and peaking units around the country. Natural gas units are preferred as natural gas pricing remains low, and the permitting process to operate these units is easier than coal or nuclear facilities.
Revenue by Target Market

The following chart represents the percentage of consolidated revenues we generated from our various markets for fiscal 2016:

Mistras Revenues by Target Market
(Fiscal 2016)

Oil and Gas

Because oil, gas, and to a much less extent, coal are expected to continue to be the primary energy sources, the energy industry will have to continue providing these fuels to meet demand. In addition, there were approximately 657 crude oil refineries in the world, with 142 refineries operating in the United States. With aging infrastructure and growing capacity constraints, asset protection continues to be an indispensable tool in maintenance planning, quality control and prevention of catastrophic failure in refineries and petrochemical plants. Recent low oil and lower fossil fuel input prices have placed additional pressure on industry participants to increase capacity, focus on production efficiency and cost reductions and shorten shut-down time or “turnarounds.” Asset protection solutions are used for both off-stream inspections, or inspection when the tested infrastructure is shut-down, and increasingly, on-stream inspections, or inspection when the tested infrastructure is operating at normal levels. While we expect off-stream inspection of vessels and piping during a plant shut-down or turnaround to remain a routine practice by companies in these industries, we expect the areas of greatest future growth to occur as a result of on-stream inspections and monitoring of facilities, such as offshore platforms, transport systems and oil and gas pipeline transmission lines, because of the substantial lost revenues from shutting them down. On-stream inspection enables companies to avoid the costs associated with shutdowns during testing while enabling the economic and safety advantages of advanced planning or predictive maintenance.

Power Generation and Transmission

Asset protection in the power industry has traditionally been associated with the inspection of high-energy, critical steam piping, boilers, rotating equipment, and various other plant components (balance of plant), utility aerial man-lift devices, large transformer testing and various other applications for nuclear and fossil-fuel based power plants. We believe that in recent years the acceptance of asset protection solutions has grown rapidly in this industry due to the aging of critical power generation and transmission infrastructure. For instance, the average age of a nuclear power plant in the United States is over 30 years. Also driving this segment is the large conversion of tradition coal plants to cleaner burning and more efficient natural gas fired power plants. Furthermore, global demand for power generation and transmission has grown rapidly and is expected to continue, primarily as a result of the energy needs of emerging economies such as China and India. The areas of power generation and transmission on which we focus our efforts are natural gas, fossil, nuclear, alternative and renewable, such as wind.

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

Public Infrastructure, Research and Engineering

We believe that high profile infrastructure catastrophes, such as the collapse of the I-35W Mississippi River Bridge in Minneapolis and others since, have caused public authorities to more actively seek ways to prevent similar events from occurring. Public authorities tasked with new construction and maintenance of existing, public infrastructure increasingly use asset protection solutions to inspect these assets, including the use of embedded sensors to enable on-line monitoring throughout the life of the asset. This is a target market for our application technology and experience. Over the last twenty years, we have provided testing and health monitoring on many bridges and structures worldwide, among which include some of the largest and well-known bridges in the United States and United Kingdom. In fiscal 2015, for example, we installed several wire break systems complete with multiple sensors types (known as sensor fusion). These are being monitored 24/7 automatically, alerting the bridge owner when a crack is detected. Other services are offered, including internet and cloud data transfer, secure web sites and monitoring contracts that provide for “around the clock monitoring” and regular reports, which provide information on the status of the bridge and early detection of suspect areas that can be identified and repaired before an alarm is generated. We continue to provide these monitoring services worldwide.

Aerospace and Defense

The operational safety, reliability, structural integrity and maintenance of aircraft and associated products is critical to the aerospace and defense industries. Industry participants increasingly use asset protection solutions to perform inspections upon delivery, and also periodically employ asset protection solutions during the operational service of aircraft, using advanced ultrasonic immersion systems or digital radiography in order to precisely detect structural defects. Industry participants also use asset protection solutions for the inspection of advanced composites found in new classes of aircraft, x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures, corrosion detection and on-board monitoring of landing gear and other critical components. We expect increased demand for our solutions including our destructive testing business from the aerospace industry to result from wider use of these advanced composites and distributed on-line sensor networks and other embedded analytical applications built into the structure of assets to enable real-time performance monitoring and condition-based maintenance. We serve this rapidly growing target market by providing our state of the art fully integrated inspection systems to original equipment manufacturers (OEMs). For the OEM that prefers to outsource this inspection, we provide a full range of in-house services through our various regional facilities. These facilities have obtained numerous accreditations and certifications required to meet the stringent inspection criteria that the aerospace industry demands.

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

Our Competitive Strengths

We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:

•
One Source Provider for Asset Protection Solutions® Worldwide. We believe we have the most comprehensive portfolio of proprietary and integrated asset protection solutions, including inspection and engineering services, products and systems worldwide, which positions us to be the leading single source provider for a customer’s asset protection requirements. Through our network of approximately 120 offices, supplemented by independent representatives in 14 countries around the world, we offer an extensive portfolio of solutions that enables our customers to consolidate all their inspection and maintenance requirements and the associated data storage and analytics on a single system that spans the customers’ entire enterprise.

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

•
Repository of Customer-Specific Inspection Data. Our enterprise data management and analysis software, PCMS, enables us to capture, warehouse, manage and analyze our customers’ testing and inspection data in a centralized relational database. As a result, we have accumulated large amounts of proprietary process data and information that allows us to provide our customers with value-added services, such as benchmarking, risk-based inspection and reliability centered maintenance solutions including predictive maintenance, inspection scheduling, data analytics and regulatory compliance.

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

•
Experienced Management Team. Our management team has a track record of leadership in NDT, DT, PdM and engineering services, averaging over 20 years of experience in the industry. These individuals also have extensive experience in growing businesses organically and in acquiring and integrating companies, which we believe is important to facilitate future growth in the fragmented asset protection industry. In addition, our senior managers are supported by highly experienced managers who are responsible for delivering our solutions to customers.

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

For discussion of segment revenues, operating results and other financial information, including geographic areas in which we generated revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as Note 19 - Segment Disclosure in the notes to consolidated financial statements in Item 8 of this Report.

Our Solutions

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in MI, NDT, DT and PdM services, process and fixed asset engineering and consulting services,  and our world class enterprise inspection database management and analysis software PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. We deliver our solutions through a combination of services and products and systems.

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

Advanced NDT Services

In addition to traditional NDT services, we provide a broad range of proprietary advanced NDT services that we offer on a stand-alone basis or in combination with software solutions such as our proprietary enterprise inspection data management and plant condition monitoring software and systems (PCMS). We also provide on-line monitoring capabilities and other solutions that enable the delivery of accurate and real-time information to our customers. Our advanced NDT services require more complex equipment and more skilled inspection professionals to operate this equipment and interpret test results. Some of the technologies and techniques we use include automated ultrasonic testing, guided ultrasonic long wave testing, phased array ultrasonic testing, risk-based inspection (RBI) and computed and digital radiography.

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

We provide a wide array of digital radiographic systems to solve specific industrial problems, including Computed Radiography (CR), Real-Time Radiography (RTR), Direct Radiography (DR), and Computed Tomography (CT). Digital Radiography is one of the newest forms of radiographic imaging. Thickness profiles of piping systems, both insulated and un-insulated, are performed using computed radiography, while large production runs of smaller parts are inspected using direct radiography. Real time radiography is utilized for large “real time” inspections of insulated piping systems to identify areas of pipe degradation.

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

PCMS also offers advantages by allowing the information it develops and stores to be organized, linked and synchronized with enterprise software systems such as SAP and IBM’s Maximo. We believe PCMS is one of the more widely used plant condition management software systems in the world and we estimate it is currently used by more than 40% of U.S. refineries, by capacity. This provides us not only with recurring maintenance and support fees, but also marketing opportunities for additional software, asset integrity management and other asset protection solutions. PCMS has also been chosen and installed by leading midstream pipeline energy companies and major energy companies in Canada and Europe.

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

Engineering and Consulting Services

In addition to software and advanced technologies, Mistras also provides professional engineering and consulting services that is organized under our Asset Integrity Management Services (AIMS) group. Asset integrity management refers to the management system that enables plant owners to maintain the integrity of its assets in a fit for service condition for the desired life of the assets, as well as optimize the assets that are part of a process unit. Our engineering and consulting support capabilities include plant operations support, turn-around planning, project planning, management and execution, facilities planning studies, engineering design, safety reviews, plant operations improvement and optimization evaluations, and technical training.

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

Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. One customer, BP plc., accounted for approximately 10% of our total revenues for fiscal 2016. No customer accounted for more than 10% of our revenues in fiscal 2015 or 2014.

Geographic Areas

We conduct our business in 14 different countries. Our revenues are primarily derived from our U.S., Canadian and European operations. See Note 19 — Segment Disclosure to the consolidated financial statements in this report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

Seasonality

Our business is seasonal. This seasonality relates primarily to our Services segment. Our first and third fiscal quarter revenues for our Services segment are typically lower than our revenues in the second and fourth fiscal quarters because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the second and fourth fiscal quarters, our cash flows are lower in those quarters than in our first and third quarters, as collections of receivables lag behind revenues. For instance, U.S. refineries’ non-peak periods are generally in our second fiscal quarter, when they are retooling to produce more heating oil for winter, and in our fourth fiscal quarter, when they are retooling to produce more gasoline for summer. Our quarterly Services segment revenues for fiscal 2016, as a percentage of total Services revenues for fiscal 2016, were 25% (first quarter), 27% (second quarter), 22% (third quarter), and 26% (fourth quarter). We expect that this seasonality will continue.

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors are divisions of large companies, and many of our other competitors are small companies, limited to a specific product or technology and focused on a niche market or geographic region. We believe that none of our competitors currently provides the full range of asset protection and NDT products, enterprise software (PCMS) and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include the Acuren division of Rockwood Service Corporation, SGS Group, the Team Qualspec division of Team, Inc. and APPLUS RTD. Our competition with respect to our PCMS software includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. Our competition with respect to our ultrasonic and radiography products are GE Inspection Technologies and Olympus NDT. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality. In the advanced NDT market, reputation, quality and size are more significant competitive factors than price. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (1) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (2) complex regulations and safety codes that require significant industry experience, (3) license requirements and evolved quality and safety programs, (4) costly and time-consuming certification processes, (5) capital requirements and (6) emphasis by large customers on size and critical mass, length of relationship and past service record.

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

As of May 31, 2016, we held 6 patents (by direct ownership or exclusive licensing), all in the United States, which will expire at various times between fiscal 2017 and 2026, and license certain other patents. However, we do not principally rely on these patents or licenses to provide our proprietary asset protection solutions. Our trademarks and service marks provide us and our products and services with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.

As of May 31, 2016, the primary trademarks and service marks that we held in the United States included Mistras® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include PCMS®, Physical Acoustics Corporation and the PAC logo, Ropeworks®, NOESIS, Pocket AE®, Pocket UT®, AEwin®, AEwinPost, UTwin®, UTIA, LST, Vibra-Metrics®, Field CAL®, MONPAC, PERFPAC, TANKPAC® , Valve-Squeak®,VPAC, POWERPAC, Sensor Highway, QSL, NDT Automation, and One Source for Asset Projection Solutions®.

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

We work with customers to develop new products or applications for our technology. Research and development expenses are reflected on our consolidated statements of income as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.5 million, $2.5 million and $3.0 million for fiscal 2016, 2015 and 2014, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. We also have paid research contracts in Greece, Brazil, France, the United Kingdom, and the Netherlands, for various industries and applications, including testing of new composites, detecting crack propagation and wireless and communications technologies, as well as the development of permanently embedded inspection systems using acoustic emission and acousto-ultrasonics to provide continuous on-line in-service full coverage monitoring of critical structural components. Most of the projects are in our target markets; however, a few of the projects could lead to other future market opportunities.

Employees

Providing our asset protection solutions requires a highly-skilled and technically proficient employee base. As of May 31, 2016, we had approximately 5,700 employees worldwide, of which approximately 65% were based in the United States. Less than 10% of our employees in the United States are unionized. We believe that we have good relations with our employees.

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

We received a notice in May 2015 that the U.S. Environmental Protection Agency (“EPA”) performed a preliminary assessment of a leased facility we operate in Cudahy, California. Based upon the preliminary assessment, the EPA would like to conduct an investigation of the site, which would include taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. We have been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of our Cudahy facility should be examined along with numerous other sites in the vicinity. At this time, we are not able to determine whether we have any liability in connection with this matter and if so, the amount or range of any such liability.

Our Website and Available Information

Our website address is www.mistrasgroup.com. We file reports with the SEC, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Proxy Statements. All of the materials we file with or furnish to the SEC are available free of charge on our website at http://investors.mistrasgroup.com/sec.cfm, as soon as reasonably practicable after having been electronically submitted to the SEC. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing with the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov. In addition, materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers

The following are our executive officers and other key employees as of May 31, 2016 and their background and experience:

Name	Age	Position
Dr. Sotirios J. Vahaviolos	70	Chairman, President, Chief Executive Officer and Director
Dennis Bertolotti	56	Group Executive Vice President, Services America
Mark F. Carlos	64	Group Executive Vice President, Products and Systems
Michael C. Keefe	59	Executive Vice President, General Counsel and Secretary
Michael J. Lange	56	Vice Chairman, Group Executive Vice President, Strategic Planning and Business Development, and Director
Jonathan H. Wolk	55	Executive Vice President, Chief Financial Officer and Treasurer

Subsequent to May 31, 2016, Dennis Bertolotti became President and Chief Operating Officer, Jonathan H. Wolk became Senior Executive Vice President, Chief Financial Officer and Treasurer and Michael J. Lange became Vice Chairman, Senior Group Executive Vice President of Global Business Development, Marketing & Strategic Planning, and Director.

Dr. Sotirios J. Vahaviolos has been our Chairman, President and Chief Executive Officer since he founded Mistras in 1978 under the name Physical Acoustics Corporation. Prior to joining Mistras, Dr. Vahaviolos worked at AT&T Bell Laboratories. Dr. Vahaviolos received a B.S. in Electrical Engineering and graduated first in his engineering class from Fairleigh Dickinson University and received Masters Degrees in Electrical Engineering and Philosophy and a Ph.D. (EE) from the Columbia University School of Engineering. During Dr. Vahaviolos’ career in non-destructive testing, he has been elected Fellow of The Institute of Electrical and Electronics Engineers, a member of The American Society for Nondestructive Testing (ASNT) where he served as its President from 1992-1993 and its Chairman from 1993-1994, a member of Acoustic Emission Working Group (AEWG) and an honorary life member of the International Committee for Nondestructive Testing. Additionally, he was the recipient of ASNT’s Gold Medal in 2001 and AEWG’s Gold Medal in 2005. He was also one of the six founders of NDT Academia International in 2008 headquartered in Brescia, Italy.

Dennis Bertolotti joined Mistras when Conam Inspection Services was acquired in 2003, where Mr. Bertolotti was a Vice President at the time of the acquisition. Mr. Bertolotti has been in the NDT business for over 30 years, and previously held ASNT Level III certifications and various American Petroleum Institute, or API, certifications, and received his Associate of Science degree in NDT from Moraine Valley Community College in 1983. Mr. Bertolotti has also received a Bachelor of Science and MBA from Otterbein College.

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

Michael C. Keefe joined Mistras in December 2009. Most recently before Mistras, Mr. Keefe worked at International Fight League, a publicly-traded sports promotion company, from 2007 until 2009, in various executive positions. From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary. Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

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

•	whether we can adequately capture opportunities that an acquired business may offer, including the expansion into new markets in which we have no prior experience

•	whether we value an acquired business properly when determining the purchase price, terms and whether we are able to achieve the returns on the investment we expect

•	whether an acquired business can achieve levels of revenues, profitability, productivity or cost savings we expect

•	whether an acquired business is compatible with our culture and philosophy of doing business

•	unexpected loss of key personnel and customers of an acquired business;

•	the assumption of liabilities and risks (including environmental-related costs) of an acquired business, some of which may not be anticipated; and

•
the potential disruption of our ongoing business and distraction of management and other personnel of us and the acquired business resulting from the efforts to acquire then integrate an acquired business

Our ability to undertake acquisitions is limited by our financial resources, including available cash and borrowing capacity. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of substantial additional indebtedness and other expenses, any of which could adversely impact our financial condition and results of operations. Although management intends to: (i) evaluate the risks inherent in any particular transaction, (ii) assume only risks management believes to be acceptable, and (iii) develop plans to mitigate such risks, there are no assurances that we will properly ascertain or accurately assess the extent of all such risks.  Difficulties encountered with acquisitions may adversely impact our business, financial condition and results of operations.

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

In fiscal 2016, 2015 and 2014 we generated approximately 28%, 31% and 35% of our revenues outside the United States, respectively. We may choose to increase our international presence over time. Our primary operations outside the United States are in Canada, Germany, the United Kingdom, France and Brazil. We also have operations in the Netherlands, India, Belgium and Switzerland. There are numerous risks inherent in doing business in international markets, including:

•	fluctuations in currency exchange rates and interest rates;

•	varying regional and geopolitical business and economic conditions and demands;

•
compliance with applicable foreign regulations and licensing requirements, and U.S. laws and regulation with respect to our business in other countries, including export controls and anti-bribery laws;

•	the cost and uncertainty of obtaining data and creating solutions that are relevant to particular geographic markets;

•	the need to provide sufficient levels of technical support in different locations;

•	the complexity of maintaining effective policies and procedures in locations around the world;

•	political instability and civil unrest;

•	restrictions or limitations on outsourcing contracts or services abroad;

•	the impact of the United Kingdom exiting the European Union;

•	restrictions or limitations on the repatriation of funds; and

•	potentially adverse tax consequences.

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 56%, 52% and 49% of our revenues for fiscal 2016, 2015 and 2014, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive approximately half of our revenues from this industry. While our services are vital to the operators of plants and refineries, economic slowdowns or reductions in oil prices could result in cutbacks in contracts for our services. If the oil and gas industry were to suffer a prolonged or significant downturn, our revenues, profits and cash flows may be reduced. While we continue to expand our market presence in the power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns.

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

We derive a significant amount of revenues from a few customers. For instance, various divisions or business units of our largest customer were responsible for approximately 10% of our revenues for fiscal 2016. Taken as a group, our top ten customers were responsible for approximately 36%, 33% and 38% of our revenues for fiscal 2016, 2015 and 2014, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 70% of our revenues for each of the last three fiscal years and are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

An accident or incident involving our asset protection solutions could expose us to claims, harm our reputation and adversely affect our ability to compete for business and, as a result, harm our operating performance.

We could be exposed to liabilities arising out of the solutions we provide. For instance, we furnish the results of our testing and inspections for use by our customers in their assessment of their assets, facilities, plants and other structures. If such results were to be incorrect or incomplete, as a result of, for instance, poorly designed inspections, malfunctioning testing equipment or our employees’ failure to adequately test or properly record data, we could be subject to claims. Further, if an accident or incident involving a structure we tested occurs and causes personal injuries or property damage, such as the collapse of a bridge or an explosion in a facility, and particularly if these injuries or damages could have been prevented by our customers had we provided them with correct or complete results, we may face significant claims relating to personal injury, property damage or other losses. Even if our results are correct and complete, we may face claims for such injuries or damage simply because we tested the structure or facility in question. While we do have insurance, our insurance coverage may not be adequate to cover the damages from any such claims, forcing us to bear these uninsured damages directly, which could harm our operating results and may result in additional expenses and possible loss of revenues. An accident or incident for which we are found partially or fully responsible, even if fully insured, or even an incident at a customer for which we provide services although we were found not to be responsible, may also result in negative publicity, which would harm our reputation among our customers and the public, cause us to lose existing and future contracts or make it more difficult for us to compete effectively, thereby significantly harming our operating performance. In addition, the occurrence of an accident or incident might also make it more expensive or extremely difficult for us to insure against similar events in the future.

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

Most of our computer and communications hardware is located at a single facility, the failure of which would harm our business and results of operations.

Most of our computer and communications hardware is located at a single facility. We have a back-up data-center and storage in a different geographic area. Should a natural disaster or some other event occur that damages our primary data center or significantly disrupts its operation, such as human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events, we could suffer temporary interruption of key functions and capabilities before the back-up facility is fully operational.

If we are unable to attract and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages, our operational performance may be harmed and our costs may increase.

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages. The demand for such employees fluctuates as the demand for NDT and inspection services fluctuate. There is a reduced demand for technicians because of a slowdown of spending in the oil and gas industry. However, if the demand for qualified technicians increases, we will likely experience increased labor costs. The markets for our products and services require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the American Petroleum Institute. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, preventing us from growing our business or causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

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

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, ranging from severe weather conditions to acts of war and terrorism. Any such events could cause a serious business disruption that reduces our customers’ need or interest in purchasing our asset protection solutions. For example, significant wild fires in the Fort McMurray vicinity in Canada resulted in a reduction in revenue and earnings for our Canadian operations in the fourth quarter of fiscal 2016. In the past, such events have resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not then operational or available. A large portion of our customer base has operations in the Gulf of Mexico, which is subject to hurricanes in the first and second quarters of our fiscal year. Hurricane-related disruptions to our customers’ operations have adversely affected our revenues in the past. Such events in the future may result in substantial delays in the provision of solutions to our customers and the loss of valuable equipment. In addition, our third quarter fiscal results can be adversely impacted by severe winter weather conditions, which can result in lost work days and temporary closures of customer facilities or outdoor projects.  Any cancellations, delays or losses due to such events may significantly reduce our revenues and harm our operating performance.

If we lose key members of our senior management team upon whom we are dependent, we may be less effective in managing our operations and may have more difficulty achieving our strategic objectives.

Our future success depends to a considerable degree upon the availability, contributions, vision, skills, experience and effort of our senior management team. We have in place various compensation programs, such as an annual cash incentive program, equity incentive program and a severance policy, each designed to incentivize and retain our key senior managers. We have also made changes to our senior management structure so that executive officers other than our founder, Dr. Sotirios Vahaviolos, provide executive leadership for operational, business development and strategy matters. At this time, we do not have any reason to believe that we may lose the services of any of these key persons in the foreseeable future and we believe our compensation programs will help us retain these individuals. We believe we have sufficient depth in our executive management to continue our success if we were to lose the services of an executive. However, an unplanned loss or interruption of the service of two or more key members of our senior management team could harm our business, financial condition and results of operations and could significantly reduce our ability to manage our operations and implement our strategy.

Deteriorations in economic conditions in certain markets or other factors may cause us to recognize impairment charges for our goodwill.

As of May 31, 2016, the carrying amount of our goodwill was approximately $169 million, of which approximately $36 million relates to our International segment. A significant portion of our international operations are concentrated in Europe and Brazil. Significant deterioration in industry or economic conditions in which we operate, disruptions to our business, not effectively integrating acquired businesses, or other factors, may cause impairment charges to goodwill in future periods.

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

From time to time, our customers have requested greater value and functionality in our solutions. As part of our strategy to enhance our asset protection solutions and grow our business, we continue to make investments in the research and development of new technologies, inspection tools and methodologies. We believe our future success will depend, in part, on our ability to continue to design new, competitive and broader asset protection solutions, enhance our current solutions and provide new, value-added services. Many traditional NDT and inspection services are subject to price competition by our customers. Accordingly, the need to demonstrate our value-added services is becoming more important. Developing new solutions will require continued investment, and we may experience unforeseen technological or operational challenges. In addition, our asset protection software is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. If we are unable to develop new asset protection solutions or enhancements that meet market demands on a timely basis, we may experience a loss of customers or otherwise be likely to lose opportunities to earn revenues and to gain customers or access to markets, and our business and results of operations will be adversely affected.

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

Dr. Sotirios J. Vahaviolos, our Chairman, Chief Executive Officer and President, owns approximately 43% of our outstanding common stock. As a result, Dr. Vahaviolos effectively controls our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

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

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our second amended and restated certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 28,955,000 shares of common stock were outstanding as of August 5, 2016. In addition, we have approximately 3,118,000 shares of common stock reserved for issuance related to stock options and restricted stock units that were outstanding as of August 5, 2016. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

•	require that stockholder actions must be effected at a duly called stockholder meeting by prohibiting stockholder action by written consent;

•	prohibit cumulative voting in the election of directors, which may otherwise allow holders of less than a majority of stock to elect some directors; and

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

As of May 31, 2016, we operated approximately 120 offices in 14 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of May 31, 2016, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Gillette, Wyoming; and Jonquiere, Quebec. Our Services segment, utilizes approximately 80 offices throughout North America (including Canada). Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 40 offices including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands, and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to periodic legal proceedings, investigations and claims that arise in the ordinary course of business. See “Litigation” in Note 18 — Commitments and Contingencies to our audited consolidated financial statements contained in Item 8 of this report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

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

	Year ended May 31, 2016		Year ended May 31, 2015
	High	Low	High	Low
Quarter ended August 31,	$20.14	$13.88	$25.04	$20.70
Quarter ended November 30,	$21.53	$12.79	$21.55	$15.98
Quarter ended February 28,	$22.59	$18.42	$21.50	$15.87
Quarter ended May 31,	$26.00	$22.02	$19.34	$17.50

Holders of Record

As of August 5, 2016, there were 9 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of fiscal 2016 pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 30, 2016	856	$25.37

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

	For the year ended May 31,
	2016 (1)	2015 (1)	2014 (1)	2013 (2)	2012 (3)
	($ in thousands, except share and per share data)
Statement of Income Data
Revenues	$719,181	$711,252	$623,447	$529,282	$436,875
Gross profit	203,008	184,733	172,943	148,371	129,690
Income from operations	43,177	30,353	38,295	27,554	36,098
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518	$11,646	$21,353

Per Share Information:
Weighted average common shares outstanding:
Basic	28,856	28,613	28,365	28,141	27,839
Diluted	29,891	29,590	29,324	29,106	28,685
Earnings per common share:
Basic	$0.85	$0.56	$0.79	$0.41	$0.77
Diluted	$0.82	$0.54	$0.77	$0.40	$0.74

Balance Sheet Data
Cash and cash equivalents	$21,188	$10,555	$10,020	$7,802	$8,410
Total assets	482,675	471,727	443,972	377,997	329,816
Total long-term debt and obligations under capital leases, including current portion	104,776	132,822	97,563	77,956	59,274
Total Mistras Group, Inc. stockholders’ equity	$276,163	$244,819	$242,104	$210,053	$193,012

Cash Flow Data:
Net cash provided by operating activities	$68,124	$49,840	$36,873	$43,503	$31,402
Net cash used in investing activities	(16,752)	(49,651)	(38,005)	(45,479)	(37,512)
Net cash (used in) provided by financing activities	(40,378)	2,066	3,262	1,144	2,009

1 - Includes pre-tax charges (benefits) of $6.0 million in fiscal 2016, $0.1 million in fiscal 2015 and $(2.4) million in fiscal 2014 relating to special items. Net income was (decreased) increased by these items, net of taxes, by ($3.2) million in fiscal 2016, $1.0 million in fiscal 2015 and $2.4 million in fiscal 2014, respectively. The (decrease) increase of these items on diluted earnings per share were ($0.11) in fiscal 2016, $0.03 in fiscal 2015 and $0.08 in fiscal 2014, respectively.

2 - Includes pre-tax charges of $7.8 million relating to: goodwill impairment charge of $9.9 million and acquisition related benefit of ($2.1 million). The impact of these items, net of taxes, on net income and diluted earnings per share was ($8.3) million and ($0.29), respectively.

3 - Includes pre-tax charges of $1.3 million relating to: acquisition related expense of $2.0 million and gain on extinguishment of long-term debt of ($0.7 million). The impact of these items, net of taxes, on net income and diluted earnings per share was ($0.8) million and ($0.03), respectively.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the years ended May 31, 2016, 2015 and 2014, respectively, and our financial position as of May 31, 2016 and 2015, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. In this annual report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ended May 31, 2016 is referred to as “fiscal 2016”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

•	Forward-Looking Statements

•	Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. See “Forward-Looking Statements” at the beginning of Item 1 of this Report.

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

Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions. As of May 31, 2016, we had approximately 5,700 employees in approximately 120 offices across 14 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

Global financial markets continue to experience uncertainty, including tight liquidity and credit availability, relatively low consumer confidence, slow economic growth, fluctuating oil prices and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, and to make acquisitions of complementary businesses at reasonable valuations.

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for fiscal 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Revenues	$719,181	$711,252	$623,447
Gross profit	203,008	184,733	172,943
Gross profit as a % of Revenue	28%	26%	28%
Total operating expenses	159,831	154,380	134,648
Operating expenses as a % of Revenue	22%	22%	22%
Income from operations	43,177	30,353	38,295
Income from operations as a % of Revenue	6%	4%	6%
Interest expense	4,762	4,622	3,192
Income before provision for income taxes	38,415	25,731	35,103
Provision for income taxes	13,765	9,740	12,528
Net income	24,650	15,991	22,575
Less: net (loss) income attributable to noncontrolling interests, net of taxes	(4)	(90)	57
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518

The Company uses Adjusted EBITDA, a non-GAAP metric, to measure its consolidated operating performance and assist in comparing performance from period to period on a consistent basis. A reconciliation of Adjusted EBITDA to net income is provided below for the fiscal years ended May 31, 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
		($ in thousands)
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518
Interest expense	4,762	4,622	3,192
Provision for income taxes	13,765	9,740	12,528
Depreciation and amortization	32,474	33,286	28,429
Share-based compensation expense	6,514	6,579	6,261
Acquisition-related expense, net	(1,453)	(5,167)	(2,657)
Charges related to sale of foreign operations	—	2,516	—
Severance costs	1,107	1,723	306
Foreign exchange (gains) losses	(59)	1,474	101
Asset write-offs and lease terminations	—	1,029	—
Legal settlement	6,320	—	—
Adjusted EBITDA	$88,084	$71,883	$70,678

Note about Non-GAAP Measures

Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. generally accepted accounting principles (GAAP). Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, and certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange (gain) loss and, if applicable, certain special items which are noted.

Our management uses Adjusted EBITDA as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as a performance evaluation metric for certain of our executive and employee incentive compensation programs.

Later in this MD&A under the heading "Income for Operations", the non-GAAP financial performance measure "Income before special items" is used for each of our three segments and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs (b) the net changes in the fair value of acquisition-related contingent consideration liabilities and (c) nonrecurring items. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

In the MD&A section "Liquidity and Capital Resources", we use the term "free cash flow", a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which are purchases of property, plant and equipment and of intangible assets and classified as an investing activity). Free cash flow, which does not represent residual cash flow available for discretionary expenditures since items such as debt repayments are not deducted in determining such measures, for fiscal 2016 was $51.9 million, consisting of $68.1 million of operating cash flow less $16.2 million of capital expenditures. For fiscal 2015, free cash flow was $33.9 million consisting of $49.8 million of operating cash flow less $16.0 million of capital expenditures.

We believe investors and other users of our financial statements benefit from the presentation Adjusted EBITDA and "Income before special items” for each of our three segments and the "Total Company", and free cash flow in evaluating our operating performance because they provide additional tools to compare our operating performance on a consistent basis and measure underlying trends and results in our business. Adjusted EBITDA removes the impact of certain items that management believes do not directly reflect our core operations. For instance, Adjusted EBITDA generally excludes interest expense, taxes and depreciation and amortization, each of which can vary substantially from company to company depending upon accounting methods and the book value and age of assets, capital structure, capital investment cycles and the method by which assets were acquired. It also eliminates share-based compensation, which is a non-cash expense and is excluded by management when evaluating the underlying performance of our business operations. Similarly, we believe that "Income before special items” for each of our three segments and the "Total Company", provides investors with useful information and more meaningful period over period comparisons by identifying and excluding acquisition-related costs and special items so that the performance of the core business operations can be identified and compared.

While Adjusted EBITDA is a term and financial measurement commonly used by investors and securities analysts, it has limitations. As a non-GAAP measurement, Adjusted EBITDA has no standard meaning and, therefore, may not be comparable with similar measurements for other companies. Adjusted EBITDA is generally limited as an analytical tool because it excludes charges and expenses we do incur as part of our operations. For example, Adjusted EBITDA excludes income taxes, but we generally incur significant U.S. federal, state and foreign income taxes each year and the provision for income taxes is a necessary cost. Adjusted EBITDA should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. generally accepted accounting principles. In addition, acquisitions are a part of our growth strategy, and therefore acquisition-related items are a necessary cost of the Company’s business. "Income before special items” for each of our three segments and for the consolidated company and “free cash flow” are not metrics used to determine incentive compensation for executives or employees.

Revenues

Revenues by segment for fiscal 2016, 2015 and 2014 were as follows:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Revenues
Services	$553,279	$540,224	$443,229
International	143,025	146,953	161,395
Products and Systems	30,293	31,255	33,544
Corporate and eliminations	(7,416)	(7,180)	(14,721)
	$719,181	$711,252	$623,447

Fiscal 2016

Revenue was $719.2 million in fiscal 2016, an increase of $7.9 million or 1% compared with fiscal 2015, driven by Services segment growth of $13.1 million or 2%, offset by declines in International revenues of $3.9 million or 3%, and the Products & Systems segment of $1.0 million or 3%. The Services segment increase was driven by low single digit organic growth, plus a lesser amount of acquisition-driven growth, offset in part by low single digit unfavorable impact of foreign exchange rates. The decline in International Segment revenues was driven by a combination of high single digit organic growth that was more than offset by the low double digit unfavorable impact of foreign exchange rates. Products and Systems segment revenues declined due to lower sales volume.

Management believes that inspection industry revenues declined during fiscal 2016, as evidenced by several of the Company's competitors who reported revenue declines that have been driven by customers spending less on inspection due to pressures stemming from low commodities prices. Despite these difficult market conditions, the Company had modest growth in fiscal 2016, as noted above, driven by market share gains in both the Services and International segments. Revenues from oil and gas customers comprised 56% and 52% of revenues in fiscal 2016 and 2015, respectively. Revenues from oil and gas customers grew by 9% in fiscal 2016. Our top ten customers represented approximately 36% of our fiscal 2016 revenues compared with 33% in fiscal 2015. One customer accounted for 10% of fiscal 2016 revenues.

Fiscal 2015

Revenue was $711.3 million in fiscal 2015, an increase of $88 million or 14% compared with fiscal 2014, driven by Services segment growth of $97 million or 22%, that was offset in part by International revenues that declined by $14 million or 9%, and Products and Systems segment revenues that declined by $2 million or 7%. The Services segment increase was driven by a combination of mid-teens acquisition growth and mid-single digit organic revenue growth. The decline in International segment revenues was driven by a combination of unfavorable foreign exchange rates of approximately 7%, modest acquisition growth and a mid-single digit organic decline. Products and Systems segment revenues declined approximately 7% due to lower sales volume.

Robust North American market conditions combined with the Company’s market share gains and acquisitions led Services revenue to grow by 38% over prior year during the first half of fiscal 2015. However, a combination of the 50% drop in the price of oil and labor union strikes at various customer sites caused market conditions to slow dramatically in the second half of fiscal year 2015, reducing the Services second half year-over-year revenue growth rate to 8%. Revenues from oil and gas customers comprised 52% and 49% of revenues in fiscal 2015 and 2014, respectively. Revenues from oil and gas customers grew by 22% in fiscal 2015, led by organic gains and from an acquisition. Fiscal 2015 revenue growth from customers in other industries, including industrial, process industries which include chemical and pharmaceutical, power generation and infrastructure grew by 6% over prior year. Our top ten customers represented approximately 33% of fiscal 2015 revenues compared with 38% in fiscal 2014. No single customer accounted for 10% or more of fiscal 2015 revenues.

Gross Profit. Gross profit by segment for fiscal 2016, 2015 and 2014 was as follows:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Gross profit
Services	$145,262	$135,201	$114,182
% of segment revenue	26.3%	25.0%	25.8%
International	43,613	34,572	44,893
% of segment revenue	30.5%	23.5%	27.8%
Products and Systems	14,022	14,314	14,495
% of segment revenue	46.3%	45.8%	43.2%
Corporate and eliminations	111	646	(627)
	$203,008	$184,733	$172,943
% of total revenue	28.2%	26.0%	27.7%

Fiscal 2016

Gross profit increased $18.3 million, or 10% in fiscal 2016 compared to fiscal 2015. As a percentage of revenues, gross profit margin improved by 220 basis points compared with the prior year to 28.2% in fiscal 2016, reversing a four year trend of declining gross profit margins.

The 2016 increase of 220 basis points in gross profit margin was primarily attributable to the International and Services segments. International segment gross margins increased to 30.5% in fiscal 2016 compared with 23.5% in the prior year, driven by improvement in each of our four largest countries, organic revenue growth, prior year management changes and staffing actions that improved technical labor utilization, as well as improvements in sales mix and overhead costs. Services segment gross profit margin improved by approximately 130 basis points compared with fiscal 2015, due primarily to improvements in contract profitability and technician labor utilization. Products and Systems segment gross profit margin improved to 46.3% compared to 45.8% in the prior year driven by cost reductions.

Fiscal 2015

Gross profit increased $11.8 million, or 7% in fiscal 2015 compared to fiscal 2014. As a percentage of revenues, gross profit margin declined to 26.0% in fiscal 2015 from 27.7% in fiscal 2014.

The 2015 decrease of 170 basis points in gross profit margin was primarily attributable to the International and Services segments. International segment gross margins decreased to 23.5% in fiscal 2015 compared with 27.8% in the prior year, due primarily to lower levels of project sales and product sales and lower levels of technical labor utilization. Services segment gross profit margin declined by approximately 80 basis points in fiscal 2015, due primarily to wage increases that exceeded price increases earlier in the Company’s fiscal year and the adverse impact from labor union strikes at various customer sites. Products and Systems segment gross margin improved to 45.8% compared to 43.2% in the prior year driven by a more favorable sales mix which included fewer heavily customized solutions.

Income from Operations. The following table shows a reconciliation of the segment income before special items to income from operations for fiscal 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Services:
Income from operations (GAAP)	$52,552	$49,142	$43,221
Legal settlement	6,320	—	—
Severance costs	188	—	—
Acquisition-related expense (benefit), net	(1,061)	(639)	1,625
Income before special items (non-GAAP)	57,999	48,503	44,846

International:
Income (loss) from operations (GAAP)	$9,293	$(575)	$10,238
Severance costs	885	1,082	306
Asset write-offs and lease terminations	—	872	—
Acquisition-related expense (benefit), net	(520)	(2,926)	(3,452)
Income (loss) before special items (non-GAAP)	9,658	(1,547)	7,092

Products and Systems:
Income from operations (GAAP)	$2,688	$2,461	$2,552
Severance costs	34	99	—
Asset write-offs and lease terminations	—	157	—
Acquisition-related expense (benefit), net	—	—	(1,035)
Income before special items (non-GAAP)	2,722	2,717	1,517

Corporate and Eliminations:
Loss from operations (GAAP)	$(21,356)	$(20,675)	$(17,716)
Severance costs	—	542	—
Charges related to sale of foreign operations	—	2,516	—
Acquisition-related expense (benefit), net	128	(1,602)	205
Loss before special items (non-GAAP)	(21,228)	(19,219)	(17,511)

Total Company
Income from operations (GAAP)	$43,177	$30,353	$38,295
Special items	$5,974	$101	$(2,351)
Income before special items (non-GAAP)	$49,151	$30,454	$35,944

Fiscal 2016

Income from operations (GAAP) was $43.2 million for fiscal 2016, an increase of $12.8 million, or 42% compared to fiscal 2015 and income before special items (non-GAAP), exclusive of acquisition-related items and nonrecurring items, was $49.2 million for fiscal 2016, an increase of $18.7 million or 61% compared with fiscal 2015. As a percentage of revenues, income before special items improved by 250 basis points to 6.8% in fiscal 2016 from 4.3% in fiscal 2015.

Total operating expenses increased by $5 million, or 4% in fiscal 2016 compared to fiscal 2015, driven by a $6.3 million legal settlement accrual, offset by a $1.3 million, or 1% decline in recurring expenses. The recurring expense decrease was driven by the International segment, which decreased $2.9 million, primarily due to the impact of foreign exchange rates. Offsetting the

International decreases were increases of $1.5 million from the Corporate segment, primarily due to legal and bonus expense. The Services and Products and Systems segments were flat from fiscal 2015 to fiscal 2016.

Fiscal 2015

Income from operations (GAAP) was $30.4 million for fiscal 2015, a $7.9 million decrease compared to fiscal 2014 and income before special items (non-GAAP) was $30.5 million for fiscal 2015, a $5.5 million decrease compared to fiscal 2014. As a percentage of revenues, income before special items dropped to 4.3% in fiscal 2015 from 5.8% in fiscal 2014.

Total operating expenses increased $19.7 million, or 15% in fiscal 2015 vs. fiscal 2014, driven by $18.3 million or 13% increase in recurring expense and a $1.4 million increase in special items, primarily from acquisition related expenses. The recurring expense increase was driven by the Services segment, which incurred a year-on-year operating expense increase of $17.4 million or 25%. Operating expenses incurred by acquired companies accounted for $11.6 million of this increase, and increased compensation and benefits to support growth comprised most of the remaining increase. Corporate operating expenses increased by $3.0 million or 18%, due primarily to increased headcount, insurance cost and foreign exchange losses. Products and Systems segment year-on-year operating expenses decreased $1.2 million, primarily due to headcount reductions, while International segment operating expenses decreased by $0.8 million, as incremental operating expenses of acquired companies was more than offset by the impact of foreign exchange rates.

Interest Expense

Interest expense was $4.8 million in fiscal 2016, $4.6 million in fiscal 2015 and $3.2 million in fiscal 2014. The increase in fiscal 2015 was primarily related to an increase in average borrowings compared to fiscal 2014.

Income Taxes

Our effective income tax rate was 36% for fiscal 2016 compared to 38% for fiscal 2015. The lower effective tax rate was driven by discrete items, including favorability from reserves pertaining to uncertain tax positions and the absence of increases in the valuation allowance for deferred tax assets in 2016.

Our effective income tax rate was 38% for fiscal 2015 compared to 36% for fiscal 2014. The increase was primarily due to a lower amount of foreign income in fiscal 2015 which is taxed at lower rates and an increase in the valuation allowance for deferred tax assets, offset by the impact of acquisition contingent consideration.

Income tax expense varies as a function of pre-tax income and the level of non-deductible expenses, such as certain amounts of meals and entertainment expense, valuation allowances, and other permanent differences.  It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective income tax rate may fluctuate over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

Segment Results of Operations

Services Segment

Selected financial information for the Services segment was as follows for fiscal 2016, 2015 and 2014:

	For the years ended May 31,
	2016	2015	2014
	($ in thousands)
Services segment
Revenues	$553,279	$540,224	$443,229

Gross profit	$145,262	$135,201	$114,182
% of segment revenue	26%	25%	26%

Operating Expenses	$92,710	$86,059	$70,961

Income from operations	$52,552	$49,142	$43,221
% of segment revenue	9%	9%	10%

Income before special charges (non-GAAP)	$57,999	$48,503	$44,846
% of segment revenue	10%	9%	10%

Depreciation and amortization	$22,725	$22,268	$17,794

Revenues

In fiscal 2016, Services revenues increased $13.1 million, or 2% compared with fiscal 2015. This increase was driven by low single digit organic revenue growth, and to a lesser extent, acquisition-driven growth, offset in part by a low single digit unfavorable impact of foreign exchange rates. Management believes that inspection industry revenues declined during fiscal 2016, driven by customers spending less due to pressures stemming from low commodities prices. Despite these difficult market conditions, the Services segment experienced positive organic growth in fiscal 2016, driven by market share gains.

Oil and gas customers accounted for approximately 67% and 64% of Services segment revenues in fiscal 2016 and fiscal 2015, respectively. Services' top ten customers accounted for approximately 44% and 42% of Services segment revenues during fiscal 2016 and 2015, respectively. Revenues from Services' largest customer represented approximately 13% of segment revenues in fiscal 2016 and 12% in fiscal 2015.

In fiscal 2015, Services revenues increased $97.0 million, or 22% compared with fiscal 2014. The increase was driven by mid-teens acquisition growth and mid-single digit organic growth. Strong market conditions combined with Services' market share gains and acquisitions drove 38% growth in first half revenues. However, the sudden 50% drop in oil prices combined with labor union refinery strikes caused market conditions to slow dramatically in the second half of the fiscal year, reducing Services' second half revenue growth rate to 8% over prior year.

Gross Profit

Services segment gross profit margin was 26.3% and 25.0% in fiscal 2016 and fiscal 2015, respectively. The 130 basis point increase in Services segment gross profit margin was primarily due to improvements in contract profitability and technician labor utilization.

Our Services segment gross profit margin was 25.0% and 25.8% in fiscal 2015 and fiscal 2014, respectively. The 80 basis point decrease in Services segment gross profit margin was due primarily to wage increases that exceeded price increases earlier in the Company’s fiscal year, as well as market conditions that deteriorated in the second half of fiscal 2015.

Income from Operations

Services segment income from operations (GAAP) improved by $3.4 million, or 7% to $52.6 million and income before special items (non-GAAP) improved by $9.5 million, or 20% to $58.0 million in fiscal 2016. Services operating profit margin before special items improved by 150 basis points to 10.5% in fiscal 2016, driven primarily by the 130 basis point improvement in gross profit margin for the segment.

In fiscal 2016, Services segment operating expenses rose by $6.7 million, or 8%, due primarily to a $6.3 million settlement of a class action lawsuit involving labor claims. (See Note 18 of our audited consolidated financial statements contained in Item 8 of this report for details of this case). Services' operating expenses exclusive of the legal settlement costs were nearly flat with prior year.

Services segment income from operations (GAAP) improved by $5.9 million, or 14% to $49.1 million and income before special items (non-GAAP) improved by $3.7 million or 8%, to $48.5 million in fiscal 2015. Services' operating profit margin before special items declined by 110 basis points to 9.0% in fiscal 2015, driven primarily by the 80 basis point reduction in gross profit margin for the segment.

In fiscal 2015, Services segment operating expenses rose by $15 million, or 21%, Operating expenses incurred by acquired companies accounted for $10.8 million of this increase and increased compensation and benefits to support growth comprised most of the remaining increase, offset by acquisition-related benefit.

International Segment

Selected financial information for our International segment was as follows for fiscal 2016, 2015 and 2014:

	For the years ended May 31,
	2016	2015	2014
	($ in thousands)
International segment
Revenues	$143,025	146,953	161,395

Gross profit	$43,613	34,572	44,893
as % of segment revenue	30%	24%	28%

Operating Expenses	$34,320	$35,147	$34,655

Income (loss) from operations	$9,293	$(575)	10,238
as % of segment revenue	6%	—%	6%

Income (loss) before special charges (non-GAAP)	$9,658	$(1,547)	$7,092
as % of segment revenue	7%	(1)%	4%

Depreciation and amortization	$7,774	$8,451	$8,065

Revenues

International segment revenues declined by $3.9 million, or 3% during fiscal 2016, driven by a combination of high single digit organic growth that was more than offset by the low double digit unfavorable impact of foreign exchange rates. Each of the Company’s four largest international subsidiaries experienced positive organic growth during fiscal 2016. Industries with the largest revenue concentrations in fiscal 2016 were aerospace and defense (39%), oil and gas (21%) and industrials (15%).

International segment revenues declined by $14.4 million, or 9% during fiscal 2015 driven by a combination of unfavorable foreign exchange rates of approximately 7%, modest acquisition growth and a mid-single digit organic decline. Industries with the largest revenue concentrations in fiscal 2015 were aerospace and defense (41%), oil and gas (17%) and industrials (15%).

Gross Profit

International segment gross profit for fiscal 2016 increased by $9.0 million or 26% and comprised 30.5% of revenues. The International gross profit margin improved by 700 basis points in fiscal 2016, as improvement in each of the Company's four largest country locations were driven by organic revenue growth, prior year management changes and staffing actions that improved technical labor utilization, improvements in sales mix and reduced overhead costs.

International segment gross profit for fiscal 2015 decreased by $10.3 million or 23% and comprised 23.5% of revenues. International gross profit margin fell by 430 basis points in 2015, due primarily to lower levels of project and product sales and lower levels of technician labor utilization.

Income (loss) from Operations

International segment income from operations (GAAP) was $9.3 million in fiscal 2016, compared to a loss from operations of $0.6 million in fiscal 2015. International segment income before special items (non-GAAP) was $9.7 million, compared to loss before special items of $1.5 million in fiscal 2015. As a percentage of revenues, the income before special charges was approximately 7% in fiscal 2016, compared with (1)% in fiscal 2015.

Segment operating expenses, exclusive of acquisition-related items and special items, declined by $2.9 million, or 8% during fiscal 2016, driven by the impact of lower foreign exchange rates, costs reductions and reduced foreign exchange losses. Recurring operating expenses were 24% and 25%, of segment revenues in fiscal 2016 and 2015, respectively.

International segment loss from operations (GAAP) was $0.6 million in fiscal 2015, compared to income from operations of $10.2 million in fiscal 2014. International segment loss before special items (non-GAAP) was $1.5 million in fiscal 2015 compared to income before special items of $7.1 million in fiscal 2014. As a percentage of revenues, the loss before special charges was approximately (1)% in fiscal 2015 compared with 4% in fiscal 2014.

Segment operating expenses, exclusive of acquisition-related items and special items, decreased by $0.8 million from fiscal 2014 to fiscal 2015, as incremental operating expenses of acquired companies was more than offset by the impact of foreign exchange rates.

Products and Systems Segment

Selected financial information for the Products and Systems segment was as follows for fiscal 2016, 2015 and 2014:

	For the years ended May 31,
	2016	2015	2014
	($ in thousands)
Products and Systems segment
Revenues	$30,293	$31,255	$33,544

Gross profit	$14,022	$14,314	$14,495
% of segment revenue	46%	46%	43%

Operating Expenses	$11,334	$11,853	$11,943

Income from operations	$2,688	$2,461	$2,552
% of segment revenue	9%	8%	8%

Income before special charges (non-GAAP)	$2,722	$2,717	$1,517
% of segment revenue	9%	9%	5%

Depreciation and amortization	$2,323	$2,426	$2,373

Revenues

Products and Systems segment revenues for fiscal 2016 decreased $1.0 million or 3% compared to fiscal 2015 and by $2.3 million or 7% compared to fiscal 2014. The revenue declines were due to lower sales volume.

Gross Profit

Products and Systems segment gross profit margin was 46.3% in fiscal 2016, which represented a 50 basis point improvement over fiscal 2015, and a 310 basis point improvement over fiscal 2014. Because of these gross profit margin improvements, gross profits generated by this segment were consistent from fiscal 2014 to fiscal 2016 despite the sales declines. The gross profit margin improvements were driven in both years by a more favorable sales mix which included fewer heavily customized solutions.

Income from Operations

Products and Systems segment income from operations (GAAP) improved by $0.2 million in fiscal 2016 and decreased by $0.1 million in fiscal 2015. Income before special charges (non-GAAP) improved by over $1.2 million in fiscal 2015 and was flat in fiscal 2016 despite the sales declines experienced. Fiscal 2016 operating profit margins before special charges of 9.0% represented improvements of 30 basis points over fiscal 2015 and of 450 basis points over fiscal 2014. Drivers to these improvements included the improvements in gross profit margin, coupled with operating expense reductions of $1.2 million in fiscal 2015 compared with fiscal 2014, and a further $0.4 million in fiscal 2016 as compared with fiscal 2015. The reductions in operating expenses were driven by lower headcounts in both years.

Corporate and Eliminations

The elimination of revenues and cost of revenues products sales by the Products and Systems segment to the International and Services segments is captured in this segment, as well as operating expenses that have not been allocated to other segments. These costs primarily include the costs of corporate support functions, such as finance, legal, human resources and certain other costs. As a percentage of our total revenues, these costs have generally remained consistent over the last three fiscal years, consisting of approximately 3% of total revenues for each of the fiscal years ended 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources

Overview

The Company has funded its operations from cash provided from operations, bank borrowings and capital lease financings. Management believes that the Company's existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our credit agreement will be more than sufficient to meet anticipated cash needs over the next 12 months. The Company generated free cash flow, (a non-GAAP measurement defined as operating cash flow reduced by capital expenditures) of $51.9 million in fiscal 2016, compared with $33.9 million in fiscal 2015 and $19.3 million in fiscal 2014. Capital expenditures include both the purchase of property, plant and equipment and of intangible assets.

Cash Flows Table

The following table summarizes our cash flows for fiscal 2016, 2015 and 2014:

Fiscal year	2016	2015	2014
($ in thousands)
Net cash provided by (used in):
Operating Activities	$68,124	$49,840	$36,873
Investing Activities	(16,752)	(49,651)	(38,005)
Financing Activities	(40,378)	2,066	3,262
Effect of exchange rate changes on cash	(361)	(1,720)	88
Net change in cash and cash equivalents	$10,633	$535	$2,218

Cash Flows from Operating Activities

Cash provided by operating activities in fiscal 2016 improved by $18 million or 37% over the prior fiscal year. This improvement was primarily driven by the Company's $16 million improvement in net income, as adjusted for working capital items and certain non-cash items, most notably the $6 million legal settlement, as well as from reducing Days Sales Outstanding by 2 days.

Cash provided by operating activities in fiscal 2015 improved by $13 million or 35% over the prior fiscal year. The improvement was primarily attributable to the timing of working capital inflows and outflows, namely a $28 million improvement in the timing of collections of accounts receivable, offset in part by incremental net outflows of $15 million related to the timing of payments relating to accounts payable, and accrued expenses and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.8 million in fiscal 2016, principally due to $16.2 million purchases of property, plant and equipment and intangible assets.

Net cash used in investing activities was $49.7 million in fiscal 2015, principally due to acquisitions totaling $34.7 million, net of cash acquired and purchases of property, plant and equipment of $16.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2016 was $40 million, as compared with cash provided by financing activities of $2 million in fiscal 2015. Net cash used in financing activities during fiscal 2016 consisted primarily of net repayments of debt totaling $36 million.

Net cash provided by financing activities in fiscal 2015 was $2 million, compared to $3 million in fiscal 2014.

Effect of Exchange Rate on Changes in Cash

For fiscal 2016, 2015 and 2014, exchange rate changes (decreased) increased cash by $(0.4) million, $(1.7) million and $0.1 million, respectively.

Cash Balance and Credit Facility Borrowings

As of May 31, 2016, the Company had cash and cash equivalents totaling $21.2 million and available borrowing capacity of up to $101.2 million under its credit agreement (as defined below). Borrowings of $69.0 million and letters of credit of $4.8 million were outstanding under the credit agreement at May 31, 2016. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), to our revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with its lending group. The Amendment increased the Company's revolving line of credit from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019.

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

As of May 31, 2016, the Company was in compliance with the terms of the Credit Agreement, and has undertaken to continuously monitor compliance with these covenants.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow generated from our operating activities and borrowings under our Credit Agreement. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. Acquisitions are funded through available cash, borrowings under the revolving credit facility and seller notes.

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 2% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for fiscal 2016, 2015 and 2014 were approximately 2%, 2%, and 3% of revenues, respectively. In addition, we expect to selectively repurchase our common stock, pursuant to the stock repurchase program of up to $50 million, that was approved by the Company's Board of Directors during fiscal 2016.

Our future acquisitions may also require capital. We acquired two companies in fiscal 2016 and four companies in fiscal 2015, with an aggregate cash outlay of $37.5 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases, long-term debt repayments and various other obligations as they arise.

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

The following table summarizes our outstanding contractual obligations as of May 31, 2016:

($ in thousands)	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	2022 & Beyond
Long-term debt (1)	$85,009	$12,553	$881	$751	$69,446	$294	$1,084
Capital lease obligations (2)	21,189	9,112	6,491	3,810	1,520	134	122
Operating lease obligations	46,809	9,956	7,903	6,580	5,219	4,112	13,039
Contingent consideration obligations (3)	2,075	1,029	933	104	9	—	—
Total	$155,082	$32,650	$16,208	$11,245	$76,194	$4,540	$14,245
________________________________

(1)	Consists primarily of borrowings from our senior credit facility and seller notes payable in connection with our acquisitions and includes the current portion outstanding.

(2)	Includes estimated cash interest to be paid over the remaining terms of the leases.

(3)	Consists of payments deemed reasonably likely to occur in connection with our acquisitions

Off-Balance Sheet Arrangements

During fiscal 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Long-Lived Assets

We perform a review of long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of May 31, 2016 and 2015, we had $78.7 million and $79.3 million in net property, plant and equipment, respectively, and $43.5 million and $51.3 million in intangible assets, net, respectively. There were no long-lived asset impairment charges recorded during the years ended May 31, 2016, 2015 or 2014.

Long-lived assets, net, outside of the U.S. totaled $104.8 million and $105.9 million as of May 31, 2016 and 2015, respectively.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment), using a qualitative assessment for its Services reporting unit and a two-step approach for its remaining reporting units, annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss would be recorded to reduce the carrying value of goodwill to its implied fair value. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors. The Company believes that the fair values of each of its reporting units are substantially in excess of their respective carrying amounts.

Significant deterioration in industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, or other factors, may cause these fair value to decline, possibly resulting in impairment charges to goodwill in future periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with exception of leases with a term of 12 months or less, to be recorded on the balance sheet as lease assets and lease liabilities. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issues ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

ITEM 7A.                                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $175.0 million revolving credit facility are based on an LIBOR, plus an additional margin based on our Funded Debt Leverage Ratio. Based on the amount of variable rate debt, $69.0 million at May 31, 2016, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $0.7 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. An unfavorable 10% change in the average U.S. Dollar exchange rates for fiscal 2016 would cause a decrease in consolidated operating income of approximately $1.1 million and a favorable 10% change would cause an increase of approximately $1.3 million. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and subsidiaries (the Company) as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended May 31, 2016. We also have audited the Company’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mistras Group, Inc. and subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
New York, New York
August 15, 2016

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	May 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$21,188	$10,555
Accounts receivable, net	137,913	133,228
Inventories	9,918	10,841
Deferred income taxes	6,216	5,144
Prepaid expenses and other current assets	12,711	11,698
Total current assets	187,946	171,466
Property, plant and equipment, net	78,676	79,256
Intangible assets, net	43,492	51,276
Goodwill	169,220	166,414
Deferred income taxes	1,000	1,208
Other assets	2,341	2,107
Total Assets	$482,675	$471,727

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,796	$10,529
Accrued expenses and other current liabilities	62,983	55,914
Current portion of long-term debt	12,553	17,902
Current portion of capital lease obligations	7,835	8,646
Income taxes payable	2,710	532
Total current liabilities	96,877	93,523
Long-term debt, net of current portion	72,456	95,557
Obligations under capital leases, net of current portion	11,932	10,717
Deferred income taxes	18,328	16,984
Other long-term liabilities	6,794	9,934
Total Liabilities	206,387	226,715

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,939,993 and 28,703,320 shares issued and outstanding as of May 31, 2016 and May 31, 2015, respectively	290	287
Additional paid-in capital	213,737	208,064
Retained earnings	82,235	57,581
Accumulated other comprehensive loss	(20,099)	(21,113)
Total Mistras Group, Inc. stockholders’ equity	276,163	244,819
Noncontrolling interests	125	193
Total Equity	276,288	245,012
Total Liabilities and Equity	$482,675	$471,727

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	For the year ended May 31,
	2016	2015	2014

Revenue	$719,181	$711,252	$623,447
Cost of revenue	494,911	506,281	432,695
Depreciation	21,262	20,238	17,809
Gross profit	203,008	184,733	172,943
Selling, general and administrative expenses	141,229	143,978	123,690
Research and engineering	2,523	2,521	2,995
Depreciation and amortization	11,212	13,048	10,620
Acquisition-related (benefit) expense, net	(1,453)	(5,167)	(2,657)
Legal settlement	6,320	—	—
Income from operations	43,177	30,353	38,295
Interest expense	4,762	4,622	3,192
Income before provision for income taxes	38,415	25,731	35,103
Provision for income taxes	13,765	9,740	12,528
Net income	24,650	15,991	22,575
Less: net (loss) income attributable to noncontrolling interests, net of taxes	(4)	(90)	57
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518
Earnings per common share
Basic	$0.85	$0.56	$0.79
Diluted	$0.82	$0.54	$0.77
Weighted average common shares outstanding:
Basic	28,856	28,613	28,365
Diluted	29,891	29,590	29,324

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended May 31,
	2016	2015	2014
Net income	$24,650	$15,991	$22,575

Other comprehensive income (loss):
Foreign currency translation adjustments	1,014	(19,602)	2,941
Comprehensive income (loss)	25,664	(3,611)	25,516
Less: net (loss) income attributable to noncontrolling interests	(4)	(90)	57
Foreign currency translation adjustments attributable to noncontrolling interests	1	5	(4)
Comprehensive income (loss) attributable to Mistras Group, Inc.	$25,669	$(3,516)	$25,455

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at May 31, 2013	28,211	$282	$195,241	$18,982	$(4,452)	$210,053	$227	$210,280

Net income	—	—	—	22,518	—	22,518	57	22,575
Other comprehensive income, net of tax	—	—	—	—	2,941	2,941	4	2,945
Share-based payments	19	—	6,261	—	—	6,261	—	6,261
Net settlement on vesting of restricted stock units	123	1	(1,007)	—		(1,006)	—	(1,006)
Excess tax benefit from share-based payment compensation	—	—	340	—	—	340	—	340
Exercise of stock options	103	1	996	—	—	997	—	997
Balance at May 31, 2014	28,456	$284	$201,831	$41,500	$(1,511)	$242,104	$288	$242,392

Net income	—	—	—	16,081	—	16,081	(90)	15,991
Other comprehensive loss, net of tax	—	—	—	—	(19,602)	(19,602)	(5)	(19,607)
Share-based payments	21	—	6,579	—	—	6,579	—	6,579
Net settlement on vesting of restricted stock units	161	2	(1,483)	—	—	(1,481)	—	(1,481)
Excess tax benefit from share-based payment compensation	—	—	388	—	—	388	—	388
Exercise of stock options	65	1	749	—	—	750	—	750
Balance at May 31, 2015	28,703	$287	$208,064	$57,581	$(21,113)	$244,819	$193	$245,012

Net income	—	—	—	24,654	—	24,654	(4)	24,650
Other comprehensive income, net of tax	—	—	—	—	1,014	1,014	(64)	950
Share-based payments	—	—	6,394	—	—	6,394	—	6,394
Net settlement on vesting of restricted stock units	182	2	(1,093)	—	—	(1,091)	—	(1,091)
Excess tax benefit from share-based payment compensation	—	—	(170)	—	—	(170)	—	(170)
Exercise of stock options	55	1	542	—	—	543	—	543
Balance at May 31, 2016	28,940	$290	$213,737	$82,235	$(20,099)	$276,163	$125	$276,288

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended May 31,
	2016	2015	2014
		Note 1
Cash flows from operating activities
Net income	$24,650	$15,991	$22,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,474	33,286	28,429
Deferred income taxes	240	(1,745)	(621)
Share-based compensation expense	6,514	6,579	6,261
Charges associated with the exit of foreign operations	—	2,516	—
Fair value adjustments to contingent consideration	(2,066)	(5,382)	(3,937)
Other	(1,052)	1,647	617
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(4,999)	3,982	(23,857)
Inventories	1,595	388	1,203
Prepaid expenses and other current assets	(1,128)	(288)	(4,059)
Other assets	(684)	(821)	36
Accounts payable	254	(6,571)	6,125
Accrued expenses and other liabilities	10,187	2,006	4,532
Income taxes payable	2,139	(1,748)	(431)
Net cash provided by operating activities	68,124	49,840	36,873
Cash flows from investing activities
Purchase of property, plant and equipment	(14,864)	(15,104)	(16,871)
Purchase of intangible assets	(1,315)	(866)	(708)
Acquisition of businesses, net of cash acquired	(1,743)	(34,677)	(21,924)
Proceeds from sale of equipment	1,170	996	1,498
Net cash used in investing activities	(16,752)	(49,651)	(38,005)
Cash flows from financing activities
Repayment of capital lease obligations	(7,870)	(8,653)	(8,139)
Proceeds from borrowings of long-term debt	2,737	2,232	—
Repayment of long-term debt	(17,580)	(11,457)	(8,830)
Proceeds from revolver	55,800	110,300	102,880
Repayments of revolver	(69,600)	(86,800)	(81,300)
Payment of contingent consideration for business acquisitions	(3,147)	(3,213)	(1,678)
Taxes paid related to net share settlement of equity awards	(1,091)	(1,481)	(1,007)
Excess tax benefit from share-based payment compensation	(170)	388	340
Proceeds from the exercise of stock options	543	750	996
Net cash (used in) provided by financing activities	(40,378)	2,066	3,262
Effect of exchange rate changes on cash and cash equivalents	(361)	(1,720)	88
Net change in cash and cash equivalents	10,633	535	2,218
Cash and cash equivalents:
Beginning of period	10,555	10,020	7,802
End of period	$21,188	$10,555	$10,020
Supplemental disclosure of cash paid
Interest	$4,151	$4,504	$3,271
Income taxes	$10,686	$13,243	$12,920
Noncash investing and financing
Equipment acquired through capital lease obligations	$8,248	$8,031	$11,031
Issuance of notes payable and other debt obligations primarily related to acquisitions	$—	$20,480	$336

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

Principles of Consolidation

The accompanying audited consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The noncontrolling interests in net income, net of tax, is classified separately in the accompanying consolidated statements of income.

All significant intercompany accounts and transactions have been eliminated in consolidation. Mistras Group, Inc.’s and its subsidiaries’ fiscal years end on May 31 except for the subsidiaries in the International segment, which end on April 30. Accordingly, the Company’s International segment subsidiaries are consolidated on a one-month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment are generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s consolidated financial statements for fiscal 2016. As discussed in Note 7 - Acquisitions and Dispositions, during the lag period in fiscal 2015, the Company sold an international subsidiary, and decided to sell two additional international subsidiaries. Management does not believe that any additional events occurred during the fiscal 2015 one-month lag period that would have a material effect on the Company’s consolidated financial statements. Reference to a fiscal year means the fiscal year ended May 31.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

Immaterial Correction

Subsequent to the issuance of its consolidated financial statements as of and for the year ended May 31, 2015, the Company identified errors related to the classification of amounts reported in the Consolidated Statement of Cash Flows for that period. In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded that the errors were immaterial. Accordingly, management has corrected the presentation of the affected line items of the accompanying Consolidated Statement of Cash Flows for the year ended May 31, 2015, as summarized below. These changes did not impact the Company’s net income, balance sheet, or stockholders’ equity for any periods previously reported.

	Previously Reported	Revised
Cash flows from operating activities
Accounts payable	(6,281)	(6,571)
Accrued expenses and other liabilities	2,500	2,006
Net cash provided by operating activities	50,624	49,840

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(34,967)	(34,677)
Net cash used in investing activities	(49,941)	(49,651)

Cash flows from financing activities
Proceeds from borrowings of long-term debt	—	2,232
Repayments of long-term debt	(9,224)	(11,457)
Net borrowings against revolver	21,914	23,500
Net cash provided by financing activities	481	2,066

Effect of exchange rate changes on cash and cash equivalents	(629)	(1,720)

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the fee is fixed or determinable, and collectability is reasonably assured. Shipping and handling costs are included in cost of revenues. Taxes collected from customers and remitted to governmental authorities are presented in the consolidated statements of income on a net basis. One customer accounted for 10% of our revenues in fiscal 2016, which primarily were generated from the Services segment. No customer accounted for 10% or more of our revenues in fiscal 2015 and 2014. The following revenue recognition policies define the manner in which we account for specific transaction types:

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

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that such balances will not be collected within a reasonable period of time. The Company extends credit to its customers based upon credit evaluations in the normal course of business, primarily with 30-day terms. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are generally written off when they are deemed uncollectible. One customer accounted for 11% of our accounts receivable in fiscal 2016. No customer accounted for 10% or more of our accounts receivable in fiscal 2015.

Inventories

Inventories are stated at the lower of cost, as determined by using the first-in, first-out method, or market. Work in process and finished goods inventory include material, direct labor, variable costs and overhead.

Purchased and Internal-Use Software

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. The Company tests the carrying value of goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment), using a qualitative assessment for its Services reporting unit and a two-step approach for its remaining reporting units, annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss would be recorded to reduce the carrying value of goodwill to its implied fair value. The Company considers the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors. The Company believes that the fair values of each of its reporting units are substantially in excess of their respective carrying amounts.

Significant deterioration in industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, or other factors, may cause these fair value to decline, possibly resulting in impairment charges to goodwill in future periods.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $1.8 million, $2.2 million and $1.8 million for fiscal 2016, 2015 and 2014, respectively.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using their functional currencies, which, is their local currency. Assets and liabilities of foreign subsidiaries are translated into the U.S. Dollar at the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Translation gains and losses are reported as a component of other comprehensive income (loss) for the period and included in accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in SG&A expenses, and were approximately $(0.1) million, $1.5 million and $0.1 million in fiscal 2016, 2015 and 2014, respectively.

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

Share-based Compensation

The value of services received from employees and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. The computed value is recognized as a non-cash cost on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards containing an internal performance measure which is recognized on a straight-line basis over the vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The cost of these awards is recorded in selling, general and administrative expense in the company’s consolidated statements of income.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with exception of leases with a term of 12 months or less, to be recorded on the balance sheet as lease assets and lease liabilities. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issues ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

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

The following table sets forth the computations of basic and diluted earnings per share:

	For the year ended May 31,
	2016	2015	2014
Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518
Denominator
Weighted average common shares outstanding	28,856	28,613	28,365
Basic earnings per share	$0.85	$0.56	$0.79

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518
Denominator
Weighted average common shares outstanding	28,856	28,613	28,365
Dilutive effect of stock options outstanding	712	719	775
Dilutive effect of restricted stock units outstanding	323	258	184
	29,891	29,590	29,324
Diluted earnings per share	$0.82	$0.54	$0.77

The following potential common shares were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended May 31,
	2016	2015	2014
Potential common stock attributable to stock options outstanding	5	6	5
Potential common stock attributable to performance awards outstanding	24	1	121
Total	29	7	126

4. Accounts Receivable, net

Accounts receivable consist of the following:

	May 31,
	2016	2015
Trade accounts receivable	$140,820	$136,208
Allowance for doubtful accounts	(2,907)	(2,980)
Accounts receivable, net	$137,913	$133,228

The Company had $18.8 million and $15.0 million of unbilled revenues accrued as of May 31, 2016 and 2015, respectively. Unbilled revenues as of May 31, 2016 are expected to be billed in the first quarter of fiscal 2017.

5. Inventories

Inventories consist of the following:

	May 31,
	2016	2015
Raw materials	$3,827	$4,194
Work in progress	1,743	1,604
Finished goods	2,839	3,178
Services-related consumable supplies	1,509	1,865
Inventory	$9,918	$10,841

6. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	May 31,
	Useful Life	2016	2015
	(Years)
Land		$1,735	$1,856
Building and improvements	30-40	19,364	17,712
Office furniture and equipment	5-8	8,692	7,934
Machinery and equipment	5-7	173,053	162,762
		202,844	190,264
Accumulated depreciation and amortization		(124,168)	(111,008)
Property, plant and equipment, net		$78,676	$79,256

Depreciation expense was approximately $22.9 million, $22.2 million and $19.2 million for the years ended May 31, 2016, 2015 and 2014, respectively.

7. Acquisitions and Dispositions

Acquisitions

During fiscal 2016, the Company completed two acquisitions. The Company purchased a U.S.-based company that provides unmanned aerial systems and NDT services and a Canadian-based company that provides engineering and NDT services. In these acquisitions, the Company acquired 100% of the common stock of each acquiree in exchange for aggregate consideration of $1.8 million in cash and contingent consideration estimated to be $1.0 million to be earned based upon the acquired business achieving specific performance metrics over various periods during the initial four years of operations from the acquisition date. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. The estimated total potential contingent consideration for these acquisitions ranges from zero to $0.3 million as of May 31, 2016.

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

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of May 31, 2016 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The results of operations of each of the acquisitions completed in fiscal 2016 and 2015 are included in each respective operating segment’s results of operations from the date of acquisition. The Company’s allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed and any subsequent adjustments made during the fiscal year ended May 31, 2016:

	2016	2015
Number of entities	2	4

Cash paid	$1,784	$35,755
Subordinated notes issued	—	20,505
Contingent consideration	991	2,255
Consideration paid	$2,775	$58,515

Current net assets	$180	$2,770
Debt and other long-term liabilities	(546)	(5,889)
Property, plant and equipment	485	7,395
Deferred tax liability	(72)	(2,467)
Intangibles	—	10,394
Goodwill	2,728	46,312
Net assets acquired	$2,775	$58,515

The amortization period for intangible assets acquired ranges from two to twelve years. The Company recorded $2.7 million and $46.3 million of goodwill in connection with its fiscal 2016 and 2015 acquisitions, respectively, reflecting the strategic fit and revenue and earnings growth potential of these businesses. The goodwill recorded in fiscal 2016 and 2015 relates primarily to the acquisition of the common stock of the acquirees, which is generally not deductible for tax purposes.

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed for two entities acquired in fiscal 2016 disclosed above. This process will conclude as soon as we finalize information regarding facts and circumstances that existed as of the acquisition date. Goodwill for these two entities totaled $2.7 million. These measurement periods will not exceed one year from the respective acquisition dates.

Revenue included in the consolidated statement of operations for fiscal 2016 from these acquisitions for the period subsequent to the closing of the fiscal 2016 transactions were approximately $0.2 million. Aggregate loss from operations included in the consolidated statement of operations for fiscal 2016 from the acquisitions for the period subsequent to the closing of each transaction was approximately $0.3 million. As these acquisitions are not significant to the Company’s fiscal 2016 results, no unaudited pro forma financial information has been included in this report.

Dispositions

On May 22, 2015, the Company completed the sale of one of its Russian subsidiaries and recognized a loss of $0.4 million. On July 31, 2015, the Company completed the sale of its other subsidiary in Russia, as well as its subsidiary in Japan. For the year ended May 31, 2015, the Company recognized impairment charges of $2.1 million related to these sales. Aggregate charges associated with the exit of these three foreign operations was approximately $2.5 million and is included within selling, general and administrative expenses on the consolidated income statement for the year ended May 31, 2015. In the aggregate, the assets and liabilities of these subsidiaries represent 0.6% and 0.3% of consolidated assets and liabilities, respectively, and are included in their natural classifications on the consolidated balance sheet as of May 31, 2015.

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related (benefit) expense, net, on the consolidated statements of income and were as follows for fiscal 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
Due diligence, professional fees and other transaction costs	$629	$215	$1,280
Adjustments to fair value of contingent consideration liabilities	$(2,082)	$(5,382)	$(3,937)
Acquisition-related (benefit) expense, net	$(1,453)	$(5,167)	$(2,657)

The Company’s contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities.

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products	Total
Balance at May 31, 2014	$73,767	$43,552	$13,197	$130,516
Goodwill acquired during the year	41,986	1,480	—	43,466
Adjustments to preliminary purchase price allocations	3,529	(367)	—	3,162
Foreign currency translation	(2,003)	(8,727)	—	(10,730)
Balance at May 31, 2015	$117,279	$35,938	$13,197	$166,414
Goodwill acquired (disposed) during the year	2,728	(374)	—	2,354
Adjustments to preliminary purchase price allocations	270	—	—	270
Foreign currency translation	(594)	776	—	182
Balance at May 31, 2016	$119,683	$36,340	$13,197	$169,220

The Company reviews goodwill for impairment on a reporting unit basis on March 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of May 31, 2016, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of May 31, 2016, May 31, 2015 and May 31, 2014 was $9.9 million, which is within its International segment.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows:

		May 31,
		2016			2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-12	$81,262	$(47,747)	$33,515	$81,101	$(41,009)	$40,092
Software/Technology	3-15	17,539	(11,855)	5,684	15,738	(10,290)	5,448
Covenants not to compete	2-5	10,791	(9,290)	1,501	11,678	(8,605)	3,073
Other	2-5	7,827	(5,035)	2,792	6,910	(4,247)	2,663
Total		$117,419	$(73,927)	$43,492	$115,427	$(64,151)	$51,276

Amortization expense for the years ended May 31, 2016, 2015 and 2014 was approximately $9.6 million, $11.1 million and $9.2 million, respectively, including amortization of software/technology for the years ended May 31, 2016, 2015 and 2014 of $1.0 million, $0.9 million and $0.9 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to May 31, 2016 related to the Company’s intangible assets is expected to be as follows:

Expected Amortization Expense

2017	$8,618
2018	7,302
2019	6,119
2020	4,495
2021	4,238
Thereafter	12,720
Total	$43,492

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 31,
	2016	2015
Accrued salaries, wages and related employee benefits	$31,566	$26,053
Contingent consideration	1,029	3,543
Accrued worker compensation and health benefits	4,834	3,630
Deferred revenues	3,332	3,841
Legal settlement accrual	6,320	—
Other accrued expenses	15,902	18,847
Total accrued expenses and other current liabilities	$62,983	$55,914

11. Long-Term Debt

Long-term debt consists of the following:

	May 31,
	2016	2015
Senior credit facility	$68,999	$83,062
Notes payable	10,111	24,632
Other	5,899	5,765
Total debt	85,009	113,459
Less: Current portion	(12,553)	(17,902)
Long-term debt, net of current portion	$72,456	$95,557

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), of its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with its lending group. The Amendment increased the Company’s revolving line of credit from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019. At May 31, 2016, the Company had borrowings of $69.0 million and letters of credit of $4.8 million were outstanding under the Credit Agreement. The Company capitalized $0.7 million of costs associated with this debt modification.

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

As of May 31, 2016, the Company was in compliance with the terms of the Credit Agreement, and has undertaken to continuously monitor compliance with these covenants.

Notes Payable and Other Debt

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding range from two to five years from the date of acquisition with stated interest rates ranging from 0% to 4%. The Company has discounted these obligations to reflect a 2% to 4% market interest. Unamortized discount on the notes was de minimis as of May 31, 2016 and 2015. Amortization is recorded as interest expense in the consolidated statements of income.

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

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to May 31, 2016 are as follows:

2017	$12,553
2018	881
2019	751
2020	69,446
2021	294
Thereafter	1,084
Total	$85,009

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$2,075	$2,075
Total Liabilities	$—	$—	$2,075	$2,075

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$6,411	$6,411
Total Liabilities	$—	$—	$6,411	$6,411

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

13. Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and Directors under two employee stock ownership plans: (i) the 2007 Stock Option Plan (the 2007 Plan), and (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan). No further awards may be granted under the 2007 Plan, although awards granted under the 2007 Plan remain outstanding in accordance with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. The 2009 Plan allows for the grant of awards of up to approximately 2,286,000 shares of common stock, of which approximately 658,000 shares were available for future grants as of May 31, 2016. As of May 31, 2016, there was an aggregate of approximately 2,232,000 stock options outstanding and approximately 902,000 unvested restricted stock units outstanding under the 2009 Plan and the 2007 Plan.

Stock Options

For the fiscal years ended May 31, 2016 and 2015, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million, respectively, and $0.7 million for the fiscal year ended May 31, 2014. No stock options were granted during the years ended May 31, 2016, 2015 and 2014. As of May 31, 2016, no unrecognized compensation costs remained related to stock option awards. Cash proceeds from, and the intrinsic value of stock options exercised during the years ended May 31, 2016, 2015 and 2014 were as follows:

	For the year ended May 31,
	2016	2015	2014
Cash proceeds from options exercised	$543	$750	$996
Aggregate intrinsic value of options exercised	658	563	1,247

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of May 31, 2016 is as follows (in thousands, except per share amounts):

	For the year ended May 31,
	2016		2015		2014
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	2,287	$13.13	2,352	$13.09	2,464	$12.93
Granted	—	$—	—	$—	—	$—
Exercised	(55)	$9.87	(65)	$11.54	(103)	$9.67
Expired or forfeited	—	$—	—	$—	(9)	$10.03
Outstanding at end of year:	2,232	$13.21	2,287	$13.13	2,352	$13.09

		For the year ended May 31, 2016
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.15-$11.54	137	2.3	$9.09	137	$9.09
$13.46-$22.35	2,095	3.2	$13.48	2,095	$13.48
	2,232			2,232

Aggregate Intrinsic Value	$25,887			$25,887

Restricted Stock Unit Awards

The Company recognized approximately $4.4 million of share-based compensation in fiscal 2016, $4.7 million of share-based compensation in fiscal 2015 and $4.0 million of share-based compensation expense in fiscal 2014 related to restricted stock unit awards. As of May 31, 2016, there were approximately $7.0 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.1 years.

Approximately 264,000 restricted stock units were granted in fiscal 2016, 192,000 restricted stock units were granted in fiscal 2015 and 295,000 restricted stock units were granted in fiscal 2014. Approximately 223,000 restricted stock units vested in fiscal 2016, 232,000 restricted stock units vested in fiscal 2015 and 178,000 restricted stock units vested in fiscal 2014. The fair value of these units was $3.5 million, $5.2 million and $3.3 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. Approximately 30,000 shares were forfeited in fiscal 2016, 24,000 shares were forfeited in fiscal 2015 and 44,000 shares were forfeited in fiscal 2014.

During the years ended May 31, 2016, 2015 and 2014, the Company granted approximately 28,000, 21,000 and 19,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.5 million, $0.4 million and $0.4 million, respectively, which is included in the share-based compensation expense recorded during the years ended May 31, 2016, 2015 and 2014.

Performance Restricted Stock Units

In fiscal 2014, the company granted one-year, two-year and three-year performance restricted stock units to its executive and certain other senior officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units, before the fiscal 2016 modification as described below, was based on the Company’s performance over one, two and three-year periods (based on pre-established targets) and a market condition modifier based on total shareholder return (TSR) compared to an industry peer group. The one-year and two-year performance conditions of the fiscal 2014 awards were evaluated before modification of the awards and not achieved. The one-year and two-year market conditions of the fiscal 2014 awards were evaluated before modification of the awards and achieved. The one-year and two-year awards related to market conditions will payout at 170% and 105%, respectively, of target once the requisite service period is complete. The three-year performance and market condition awards were surrendered as part of the fiscal 2016 modification described below.

In fiscal 2015, the company granted performance restricted stock units to its executive and certain other senior officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units, before the fiscal 2016 modification as described below, was based on the Company’s performance over the three-year period (based on pre-established targets) and a market condition modifier based on (TSR) compared to an industry peer group. The 2015 awards were surrendered as part of the fiscal 2016 modification described below.

In the first quarter of fiscal 2016, the Company modified its equity compensation program and granted 154,000 performance restricted stock units to its executive and certain other senior officers. As a condition for receiving any awards under the revised fiscal 2016 plan, the executive and senior officers surrendered and released all rights to receive any shares under the three-year 2014 awards and three-year 2015 awards with a performance or market condition. The Company has accounted for the fiscal 2016 awards as modifications in accordance with ASC 718, Compensation - Stock Compensation. These units have requisite service periods of five years and have no dividend rights. The actual payout of these units will vary based on the Company’s performance over a one-year period based on three metrics related to the Company’s fiscal 2016 performance: (1) Operating Income, (2) Adjusted EBITDAS, which is consistent with Adjusted EBITDA as disclosed in the financial statements, which is net income before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, acquisition related items, and other non-routine items as approved by the Company's Compensation Committee and (3) Revenue. There is also a discretionary portion based on individual performance. During the year ended May 31, 2016, the Company evaluated the performance metrics, and due to achievement above target, increased the estimated performance shares expected to be granted by approximately 85,000 units to a total of 239,000 units.
Compensation costs are initially measured assuming that the target performance conditions will be achieved. However, compensation costs related to the performance conditions are adjusted for subsequent changes in the expected outcome of the performance conditions. The discretionary portion of the fiscal 2016 awards are liability-classified and adjusted to fair value each reporting period. Compensation costs for the discretionary portion of the awards are recognized over the same five year requisite service period as the awards based on the Company’s fiscal 2016 performance.
Compensation costs related to the TSR conditions for the one-year and two-year 2014 awards described above were fixed at the measurement date, and not subsequently adjusted.
Compensation expense related to all performance restricted stock units described above was $1.6 million, $1.5 million and $1.2 million for the years ended May 31, 2016, 2015 and 2014. At May 31, 2016, there was $3.2 million of total unrecognized compensation costs related to approximately 328,000 nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 3.7 years.
For the fiscal years ended May 31, 2016, 2015 and 2014, the income tax benefit recognized on all share based compensation arrangements above was approximately $2.2 million, $2.3 million and $2.3 million, respectively.

14. Income Taxes

Income before provision for income taxes is as follows:

	For the year ended May 31,
	2016	2015	2014
Income (loss) before provision for income taxes from:
U.S. operations	$27,772	$26,893	$25,433
Foreign operations	10,643	(1,162)	9,670
Earnings before income taxes	$38,415	$25,731	$35,103

The provision for income taxes consists of the following:

	For the year ended May 31,
	2016	2015	2014
Current
Federal	$9,156	$8,489	$8,836
States and local	1,537	1,177	1,689
Foreign	3,672	1,493	2,484
Reserve for uncertain tax positions	(529)	(48)	59
Total current	13,836	11,111	13,068
Deferred
Federal	82	(145)	(53)
States and local	(51)	(126)	395
Foreign	(557)	(2,416)	(967)
Total deferred	(526)	(2,687)	(625)
Net change in valuation allowance	455	1,316	85
Net deferred	(71)	(1,371)	(540)
Provision for income taxes	$13,765	$9,740	$12,528

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the year ended May 31,
	2016		2015		2014
Federal tax at statutory rate	$13,445	35.0%	$9,006	35.0%	$12,286	35.0%
State taxes, net of federal benefit	966	2.5%	683	2.7%	1,355	3.9%
Foreign tax	(610)	(1.6)%	(517)	(2.0)%	(1,868)	(5.3)%
Contingent consideration	(425)	(1.1)%	(914)	(3.6)%	24	0.1%
Permanent differences	245	0.6%	196	0.8%	531	1.5%
Other	(311)	(0.8)%	(30)	(0.1)%	115	0.3%
Change in valuation allowance	455	1.2%	1,316	5.1%	85	0.2%
Total provision for income taxes	$13,765	35.8%	$9,740	37.9%	$12,528	35.7%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	May 31,
	2016	2015
Deferred income tax assets
Allowance for doubtful accounts	$940	$1,036
Inventory	518	796
Intangible assets	1,641	1,254
Accrued expenses	4,668	3,455
Net operating loss carryforward	4,036	4,738
Capital lease obligations	1,167	379
Capital losses	719	—
Deferred share-based compensation	6,477	6,241
Other	440	370
Deferred income tax assets	20,606	18,269
Valuation allowance	(3,397)	(3,238)
Net deferred income tax assets	17,209	15,031
Deferred income tax liabilities
Property and equipment	(9,785)	(8,214)
Goodwill	(12,535)	(10,728)
Intangible assets	(5,989)	(6,677)
Other	(12)	(44)
Deferred income tax liabilities	(28,321)	(25,663)
Net deferred income taxes	$(11,112)	$(10,632)

As of May 31, 2016, the Company had federal net operating loss carry forwards (NOL’s) in the amount of approximately $0.3 million which may be utilized subject to limitation under Internal Revenue code section 382. The federal NOL's expire at various times from 2029 to 2033. In addition, as of May 31, 2016 the Company had state and foreign NOLs of $3.6 million and $12.1 million, respectively. The state NOLs expire at various times from 2025 to 2036. Approximately $1.7 million of the foreign NOLs expire at various times from 2021 to 2036, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. At May 31, 2016, the Company has a valuation allowance of approximately $3.4 million primarily against certain state and foreign NOLs and the capital losses generated by the disposals of certain foreign subsidiaries. For the year ended May 31, 2016, the valuation allowance increased $0.2 million attributable to tax losses generated by foreign subsidiaries. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which we have deferred tax assets.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the year ended May 31,
	2016	2015
Balance at June 1	$763	$1,016
Additions for tax positions related to the current fiscal year	29	30
Additions for tax positions related to prior years	52	—
Decreases for tax positions related to prior years	(23)	(1)
Impact of foreign exchange fluctuation	(91)	(112)
Settlements	(29)	(50)
Reductions related to the expiration of statutes of limitations	(398)	(120)
Balance at May 31	$303	$763

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of May 31, 2016 and 2015, there were approximately $0.4 million and $1.1 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ending May 31, 2016 and 2015. The Company anticipates a decrease to its unrecognized tax benefits of approximately $0.2 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before May 31, 2013 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before May 31, 2012.

The Company has not recognized U.S. tax expense on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. Net income (loss) of foreign subsidiaries was $7.5 million and $(0.8) million for fiscal 2016 and 2015, respectively. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

15. Employee Benefit Plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after six months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was $3.3 million, $2.8 million and $2.5 million for the years ended May 31, 2016, 2015 and 2014, respectively.

The Company participates with other employers in contributing to a union plan, which covers certain U.S. based union employees. The plan is not administered by the Company and contributions are determined in accordance with provisions of a collective bargaining agreement. The Company’s contributions to the plan were $0.2 million, $0.2 million and $0.1 million for the years ended May 31, 2016, 2015 and 2014. The Company has benefit plans covering certain employees in selected foreign countries. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

The Company leases its headquarters under an operating lease from a shareholder and officer of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during fiscal 2016 were approximately $0.9 million. See Note 18 — Commitments and Contingencies for further detail related to operating leases.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer. Total rent payments made during fiscal 2016 were approximately $0.2 million.

The Company has a lease for office space located in Brazil, which is partly owned by a shareholder and officer. Total rent payments made during fiscal 2016 were approximately $0.1 million.

17. Obligations under Capital Leases

The Company leases certain office space, and service equipment under capital leases, requiring monthly payments ranging from less than $1 thousand to $81 thousand, including effective interest rates that range from approximately 1% to 7% expiring through May 2022. The net book value of assets under capital lease obligations was $19.8 million and $19.9 million at May 31, 2016 and 2015, respectively.

Scheduled future minimum lease payments subsequent to May 31, 2016 are as follows:

2017	$9,112
2018	6,491
2019	3,810
2020	1,520
2021	134
Thereafter	122
Total minimum lease payments	21,189
Less: amount representing interest	(1,422)
Present value of minimum lease payments	19,767
Less: current portion of obligations under capital leases	(7,835)
Obligations under capital leases, net of current portion	$11,932

18. Commitments and Contingencies

Operating Leases

The Company is party to various noncancelable lease agreements, primarily for its international and domestic office and lab space. Future minimum lease payments under noncancelable operating leases in each of the five years and thereafter subsequent to May 31, 2016 are as follows:

2017	$9,956
2018	7,903
2019	6,580
2020	5,219
2021	4,112
Thereafter	13,039
Total	$46,809

Total rent expense was $11.2 million, $10.6 million and $9.5 million for the years ended May 31, 2016, 2015 and 2014, respectively.

Legal Proceedings and Government Investigations

The Company is subject to periodic legal proceedings, investigations and claims that arise in the ordinary course of business. The Company cannot predict with certainty the ultimate resolution of legal proceedings, investigations and claims asserted against it. Except for the matters described below, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered against the Company may be covered by insurance for certain matters.

Litigation and Commercial Claims

The Company is currently a defendant in a consolidated purported class and collective action, Edgar Viceral and David Kruger v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. This matter results from the consolidation of two cases originally filed in California state court in April 2015. The consolidated case alleges violations of California statutes, primarily the California Labor Code, and seeks to proceed as a collective action under the U.S. Fair Labor Standards Act.  The case is predicated on claims for allegedly missed rest and meal periods, inaccurate wage statements, and failure to pay all wages due, as well as related unfair business practices, and is requesting payment of all damages, including unpaid wages, and various fines and penalties available under California and Federal law.

The parties have reached a settlement of the case, whereby the Company agreed to pay $6 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval, and a hearing for preliminary approval is currently scheduled for August 18, 2016. The Company recorded a pre-tax charge of $6.3 million in the fourth quarter of fiscal 2016 for the settlement and payment of payroll taxes and other costs related to the settlement. The settlement will cover claims dating back to April 2011 in some cases and involves approximately 4,900 current and former employees.

During fiscal 2013, the Company performed radiography work on the construction of a pipeline project in the U.S. The owner of the pipeline project contends that certain of the radiography images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by the American Petroleum Institute. The project owner is claiming damages as a result of the alleged quality defects of the Company’s radiography images. No lawsuit has been filed at this time, but the Company received a demand for damages of approximately $6 million.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

The Company’s subsidiary in France has been involved in a dispute with a former owner of a business in France purchased by the Company’s French subsidiary. The former owner received a judgment in his favor in the amount of approximately $0.4 million for payment of the contingent consideration portion of the purchase price for the business. The judgment is being appealed, but the Company recorded a reserve for the full amount of the judgment in the fourth quarter of fiscal 2016.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of May 31, 2016, total potential acquisition-related contingent consideration ranged from zero to $16.6 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next four years of operations. See Note 7 - Acquisitions for further discussion of the Company’s acquisitions.

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

Costs incurred for general corporate services, including finance, legal, and certain other costs that are provided to the segments are reported within Corporate and eliminations. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the Services and International segments by the Products and Systems segment are reflected in the operating performance of each segment. All such intersegment transactions are eliminated in the Company’s consolidated financial reporting.

The accounting policies of the reportable segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Segment income from operations is one of the primary performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each segment and make decisions as to resource allocations. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	For the year ended May 31,
	2016	2015	2014
Revenues
Services	$553,279	$540,224	$443,229
International	143,025	146,953	161,395
Products and Systems	30,293	31,255	33,544
Corporate and eliminations	(7,416)	(7,180)	(14,721)
	$719,181	$711,252	$623,447

	For the year ended May 31,
	2016	2015	2014
Gross profit
Services	$145,262	$135,201	$114,182
International	43,613	34,572	44,893
Products and Systems	14,022	14,314	14,495
Corporate and eliminations	111	646	(627)
	$203,008	$184,733	$172,943

	For the year ended May 31,
	2016	2015	2014
Income from operations
Services	$52,552	$49,142	$43,221
International	9,293	(575)	10,238
Products and Systems	2,688	2,461	2,552
Corporate and eliminations	(21,356)	(20,675)	(17,716)
	$43,177	$30,353	$38,295

	For the year ended May 31,
	2016	2015	2014
Depreciation and amortization
Services	$22,725	$22,268	$17,794
International	7,774	8,451	8,065
Products and Systems	2,323	2,426	2,373
Corporate and eliminations	(348)	141	197
	$32,474	$33,286	$28,429

	May 31,
	2016	2015
Intangible assets, net
Services	$19,022	$24,598
International	17,703	19,482
Products and Systems	6,054	7,004
Corporate and eliminations	713	192
	$43,492	$51,276

	May 31,
	2016	2015
Total assets
Services	$308,008	$301,031
International	132,643	126,643
Products and Systems	31,596	35,464
Corporate and eliminations	10,428	8,589
	$482,675	$471,727

Revenue and long-lived assets by geographic area was as follows:

	For the year ended May 31,
	2016	2015	2014
Revenue
United States	$519,361	$491,818	$403,001
Other Americas	67,809	68,628	55,120
Europe	118,566	137,071	143,931
Asia-Pacific	13,445	13,735	21,395
	$719,181	$711,252	$623,447

	May 31,
	2016	2015
Long-lived assets
United States	$186,543	$190,997
Other Americas	29,743	31,558
Europe	75,102	73,744
Asia-Pacific	—	647
	$291,388	$296,946

20. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended May 31, 2016 and 2015:

Fiscal quarter ended	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014
Revenues	$184,187	$160,355	$194,786	$179,853	$174,686	$163,100	$206,893	$166,573
Gross Profit	52,000	42,809	56,925	51,274	44,966	38,734	59,039	41,994
Income from operations	4,918	5,758	19,569	12,932	4,627	3,870	18,192	3,664
Net income attributable to Mistras Group, Inc.	$2,764	$3,593	$11,425	$6,872	$2,171	$1,817	$10,427	$1,666
Earnings per common share:
Basic	$0.10	$0.12	$0.40	$0.24	$0.08	$0.06	$0.36	$0.06
Diluted	$0.09	$0.12	$0.39	$0.23	$0.07	$0.06	$0.35	$0.06

21. Subsequent Events

Subsequent to May 31, 2016, the Company completed two acquisitions of asset protection businesses for $1.2 million in cash upon closing and $0.3 million of deferred purchase price. In addition to the cash consideration, the acquisitions provide for possible contingent consideration up to $0.6 million to be earned based upon the achievement of specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocations. These acquisitions were not significant and no pro forma information has been included.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of May 31, 2016, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of May 31, 2016, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of May 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2016, we identified deficiencies in general information technology controls (GITCs) that affected the use of a report-writer IT application operated in connection with the Company’s enterprise resource planning systems. Specifically, we did not have effective controls over the configuration of the reports and completeness and accuracy of information presented in the reports. Reports produced by the report-writer IT application are used in preparation of the consolidated financial statements, the measurement of certain significant accounts and the operation of related internal controls. We have determined that these deficiencies in our internal control over financial reporting constituted a material weakness that originated in periods prior to the fourth quarter of 2016. The deficiencies resulted in no misstatements to the current or previously issued financial statements.
In connection with the preparation of the annual consolidated financial statements as of and for the year ended May 31, 2016, management designed and implemented effective controls over the generation of information and reports using the report-writer IT application going forward and retrospectively operated those controls for each instance that the reports were used by management as part of its internal control over financial reporting during fiscal year 2016, thereby remediating the material weakness as of May 31, 2016. Further, we have enhanced the design of our existing general information technology controls over the report-writer application. We will monitor these new controls going forward and implement additional enhancements to our internal control over financial reporting in the next fiscal year.
We have determined that the actions taken to date have sufficiently improved the Company’s internal control over financial reporting such that as of May 31, 2016, there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the remediation of the deficiencies we concluded that our internal control over financial reporting was effective as of May 31, 2016.

Other than the changes noted above, there has been no change in our internal control over financial reporting during the quarter ended May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information to be included in our definitive proxy statement related to the 2016 annual shareholders meeting. The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2016 annual shareholders meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the information to be included in our definitive proxy statement related to the 2016 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of May 31, 2016 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)
Equity Compensation Plans Approved by Security Holders (1)	2,232	$13.21	658

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,232	$13.21	658
________________________________________
(1)         Includes all the Company’s plans: 1995 Incentive Stock Option and Restricted Stock Plan, 2007 Stock Option Plan and 2009 Long-Term Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2016 annual shareholders meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2016 annual shareholders meeting.

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

MISTRAS GROUP, INC.
By:	/s/ DR. SOTIRIOS J. VAHAVIOLOS
Dr. Sotirios J. Vahaviolos
Chairman and Chief Executive Officer

Date: August 15, 2016

We, the undersigned directors and officers of Mistras Group, Inc., hereby severally constitute Dr. Sotirios J. Vahaviolos, Jonathan H. Wolk and Michael C. Keefe, and each of them singly, as our true and lawful attorneys with full power to each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dr. Sotirios J. Vahaviolos	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	August 15, 2016
Dr. Sotirios J. Vahaviolos

/s/ Jonathan H. Wolk	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 15, 2016
Jonathan H. Wolk

/s/ James J. Forese	Director	August 15, 2016
James J. Forese

/s/ Richard H. Glanton	Director	August 15, 2016
Richard H. Glanton

/s/ Nicholas DeBenedictis	Director	August 15, 2016
Nicholas DeBenedictis

/s/ Michael J. Lange	Director	August 15, 2016
Michael J. Lange

/s/ Manuel N. Stamatakis	Director	August 15, 2016
Manuel N. Stamatakis

/s/ W. Curtis Weldon	Director	August 15, 2016
W. Curtis Weldon