Form 10-Q
period 2016-08-31
Mistras Group, Inc.
filed 2016-10-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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
☐ Yes  ☒ No

As of October 1, 2016, the registrant had 29,185,036 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	August 31, 2016	May 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$14,940	$21,188
Accounts receivable, net	134,138	137,913
Inventories	10,049	9,918
Deferred income taxes	6,096	6,216
Prepaid expenses and other current assets	12,491	12,711
Total current assets	177,714	187,946
Property, plant and equipment, net	76,662	78,676
Intangible assets, net	41,513	43,492
Goodwill	169,195	169,220
Deferred income taxes	975	1,000
Other assets	2,222	2,341
Total assets	$468,281	$482,675
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,669	$10,796
Accrued expenses and other current liabilities	60,747	62,983
Current portion of long-term debt	2,089	12,553
Current portion of capital lease obligations	7,041	7,835
Income taxes payable	2,472	2,710
Total current liabilities	81,018	96,877
Long-term debt, net of current portion	68,341	72,456
Obligations under capital leases, net of current portion	11,349	11,932
Deferred income taxes	19,442	18,328
Other long-term liabilities	7,136	6,794
Total liabilities	187,286	206,387
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	291	290
Additional paid-in capital	215,420	213,737
Retained earnings	88,832	82,235
Accumulated other comprehensive loss	(23,682)	(20,099)
Total Mistras Group, Inc. stockholders’ equity	280,861	276,163
Noncontrolling interests	134	125
Total equity	280,995	276,288
Total liabilities and equity	$468,281	$482,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended
	August 31, 2016	August 31, 2015

Revenue	$168,443	$179,853
Cost of revenue	112,981	123,400
Depreciation	5,406	5,179
Gross profit	50,056	51,274
Selling, general and administrative expenses	35,278	35,836
Research and engineering	632	621
Depreciation and amortization	2,597	2,781
Acquisition-related expense (benefit), net	394	(896)
Income from operations	11,155	12,932
Interest expense	820	1,922
Income before provision for income taxes	10,335	11,010
Provision for income taxes	3,726	4,163
Net income	6,609	6,847
Less: net income (loss) attributable to noncontrolling interests, net of taxes	13	(25)
Net income attributable to Mistras Group, Inc.	$6,596	$6,872
Earnings per common share
Basic	$0.23	$0.24
Diluted	$0.22	$0.23
Weighted average common shares outstanding:
Basic	28,976	28,724
Diluted	30,210	29,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended
	August 31, 2016	August 31, 2015

Net income	$6,609	$6,847
Other comprehensive loss:
Foreign currency translation adjustments	(3,583)	(652)
Comprehensive income	3,026	6,195
Less: comprehensive loss attributable to noncontrolling interest	(4)	(88)
Comprehensive income attributable to Mistras Group, Inc.	$3,030	$6,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	August 31, 2016	August 31, 2015

Cash flows from operating activities
Net income	$6,609	$6,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,003	7,960
Deferred income taxes	1,238	1,474
Share-based compensation expense	1,906	1,957
Fair value changes in contingent consideration liabilities	356	(900)
Other	(746)	(784)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,180	(1,760)
Inventories	(53)	(16)
Prepaid expenses and other current assets	76	2,036
Other assets	118	(108)
Accounts payable	(2,009)	(393)
Accrued expenses and other liabilities	(1,174)	(112)
Income taxes payable	(160)	9
Net cash provided by operating activities	17,344	16,210
Cash flows from investing activities
Purchase of property, plant and equipment	(3,729)	(4,501)
Purchase of intangible assets	(288)	(66)
Acquisition of businesses, net of cash acquired	(1,188)	—
Proceeds from sale of equipment	230	168
Net cash used in investing activities	(4,975)	(4,399)
Cash flows from financing activities
Repayment of capital lease obligations	(1,986)	(1,893)
Proceeds from borrowings of long-term debt	113	1,382
Repayment of long-term debt	(10,647)	(12,347)
Proceeds from revolver	18,900	20,100
Repayments of revolver	(23,100)	(16,400)
Payment of contingent consideration for acquisitions	(792)	(113)
Taxes paid related to net share settlement of share-based awards	(1,274)	(953)
Excess tax benefit from share-based compensation	501	(338)
Proceeds from exercise of stock options	438	—
Net cash used in financing activities	(17,847)	(10,562)
Effect of exchange rate changes on cash and cash equivalents	(770)	(118)
Net change in cash and cash equivalents	(6,248)	1,131
Cash and cash equivalents
Beginning of period	21,188	10,555
End of period	$14,940	$11,686
Supplemental disclosure of cash paid
Interest	$1,085	$1,803
Income taxes	$1,900	$192
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,142	$636
Issuance of notes payable for acquisitions	$331	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending May 31, 2017 and 2016. Reference to a fiscal year means the fiscal year ended May 31. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“2016 Annual Report”) for fiscal 2016, as filed with the Securities and Exchange Commission on August 15, 2016.

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

Customers

One customer accounted for approximately 14% of our revenues and 13% of accounts receivable in the first quarter of fiscal 2017, which primarily were generated from the Services segment. No customer accounted for 10% or more of our revenues or accounts receivable in the first quarter of fiscal 2016.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Company's 2016 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2016 Annual Report, there have been no material changes to the Company's significant accounting policies.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, as a result of a one year deferral in the standard issued by the FASB in August 2015 with ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This amendment will simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments in previous reporting periods. This update will require on the face of the income statement or in the notes to the financial statements the amount recorded in current-period earnings that would have previously been recorded if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this guidance during the first quarter ended August 31, 2016. There was not a material impact on its condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect that ASU 2015-17 will have a material impact on its condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issues ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect that ASU 2016-09 will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2016-15 will have on its condensed consolidated financial statements and related disclosures.

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
(tabular dollars and shares in thousands, except per share data)

with their terms. Awards granted under the 2009 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the three months ended August 31, 2016, the Company did not recognize any share-based compensation expense related to stock option awards. No unrecognized compensation costs remained related to stock option awards as of August 31, 2016.

For the three months ended August 31, 2015, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million.

No stock options were granted during the three months ended August 31, 2016 and August 31, 2015.

A summary of the stock option activity, weighted average exercise prices and options outstanding as of August 31, 2016 and 2015 is as follows:

	For the three months ended August 31,
	2016		2015
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,232	$13.21	2,287	$13.13
Granted	—	$—	—	$—
Exercised	(44)	$9.89	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,188	$13.28	2,287	$13.13

Restricted Stock Unit Awards

For both the three months ended August 31, 2016 and August 31, 2015, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million. As of August 31, 2016, there was $11.2 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.9 years.

During the first three months of fiscal 2017 and 2016, the Company granted approximately 10,000 and 15,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.3 million and $0.2 million, respectively, which was recorded as share-based compensation expense during the three months ended August 31, 2016 and August 31, 2015, respectively.

During the first three months of fiscal 2017 and 2016, approximately 175,000 and 205,000 restricted stock units, respectively, vested. The fair value of these units was $4.4 million and $3.2 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, nonvested restricted share units is presented below:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the three months ended August 31,
	2016		2015
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	575	$18.85	564	$20.47
Granted	217	$24.51	174	$15.51
Released	(175)	$19.49	(205)	$20.38
Forfeited	(5)	$20.31	(6)	$20.36
Outstanding at end of period:	612	$20.67	527	$18.87

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on three metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS individual performance and (3) Revenue. There is a discretionary portion of the PRSUs based on individual performance, at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of five years and have no dividend rights.

PRSUs are equity-classified and compensation costs are initially measured using the fair value of the underlying stock at the date of grant, assuming that the target performance conditions will be achieved. Compensation costs related to the PRSUs are subsequently adjusted for changes in the expected outcomes of the performance conditions.

Discretionary PRSUs are liability-classified and adjusted to fair value (with a corresponding adjustment to compensation expense) based upon the targeted number of shares to be awarded and the fair value of the underlying stock each reporting period until approved by the Compensation Committee, at which point they are classified as equity.

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

	For the three months ended August 31, 2016
	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	328	$17.02
Granted	105	$24.90
Performance condition adjustments	19	$22.91
Released	—	$—
Forfeited	—	$—
Outstanding at end of period:	452	$20.67

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

During the three months ended August 31, 2016, the Compensation Committee approved an additional 19,000 units pertaining to the 2016 Discretionary PRSUs. There was no adjustment to the fiscal 2017 awards during the three months ended August 31, 2016.

As of August 31, 2016, the aggregate liability related to 21,000 outstanding Discretionary PRSUs was less than $0.1 million, and is classified within accrued expenses and other liabilities on the condensed consolidated balance sheet.

For the three months ended August 31, 2016 and August 31, 2015, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.5 million and $0.6 million, respectively. At August 31, 2016, there was $5.7 million of total unrecognized compensation costs related to 452,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 4.2 years.

3.                                      Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended
	August 31, 2016	August 31, 2015

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$6,596	$6,872
Denominator:
Weighted average common shares outstanding	28,976	28,724
Basic earnings per share	$0.23	$0.24

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$6,596	$6,872
Denominator:
Weighted average common shares outstanding	28,976	28,724
Dilutive effect of stock options outstanding	827	627
Dilutive effect of restricted stock units outstanding	407	244
	30,210	29,595
Diluted earnings per share	$0.22	$0.23

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

4.                                      Acquisitions

In the first three months of fiscal 2017, the Company completed two acquisitions. The Company purchased two companies located in Canada that provide NDT services.

In these acquisitions, the Company acquired 100% of the common stock of both acquirees in exchange for aggregate consideration of $1.2 million in cash, $0.3 million of notes payable and contingent consideration estimated to be $0.4 million to be earned based upon the acquired businesses achieving specific performance metrics over their initial three years of operations from their acquisition dates. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations.

The assets and liabilities of the businesses acquired in fiscal 2017 were included in the Company's condensed consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired. The results of operations for these acquisitions are included in the Services segment's results from the date of acquisition. The Company's preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fiscal
2017
Number of Entities	2
Consideration transferred:
Cash paid	$1,196
Notes payable	332
Contingent consideration	364
Consideration transferred	$1,892

Current assets	$673
Property, plant and equipment	133
Intangible assets	397
Goodwill	1,024
Current liabilities	(219)
Long-term deferred tax liability	(116)
Net assets acquired	$1,892

Revenues and operating income included in the condensed consolidated statement of operations for fiscal 2017 from these acquisitions for the period subsequent to the closing of these transactions were approximately $0.4 million and $0.1 million, respectively. As these acquisitions are not significant to the Company's 2017 results, no unaudited pro forma financial information has been included in this report.

The Company did not complete any acquisitions in the first three months of fiscal 2016.

Acquisition-Related Expense

During the three month periods ended August 31, 2016 and 2015, the Company incurred acquisition-related costs of less than $0.1 million, respectively, in connection with due diligence, professional fees, and other expenses for its acquisition activities. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. These adjustments resulted in a net (increase) decrease of acquisition-related contingent consideration liabilities and

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

a corresponding (decrease) increase in income from operations of $(0.4) million and $0.9 million, for the three month periods ended August 31, 2016 and 2015, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were $2.0 million and $2.1 million as of August 31, 2016 and May 31, 2016, respectively.

Fair value adjustments to acquisition-related contingent consideration liabilities and acquisition-related transaction costs have been classified as acquisition-related expense, net, in the condensed consolidated statements of income for the three month periods ended August 31, 2016 and August 31, 2015.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	August 31, 2016	May 31, 2016

Trade accounts receivable	$136,952	$140,820
Allowance for doubtful accounts	(2,814)	(2,907)
Accounts receivable, net	$134,138	$137,913

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	August 31, 2016	May 31, 2016

Land		$1,728	$1,735
Buildings and improvements	30-40	19,434	19,364
Office furniture and equipment	5-8	8,780	8,692
Machinery and equipment	5-7	174,821	173,053
		204,763	202,844
Accumulated depreciation and amortization		(128,101)	(124,168)
Property, plant and equipment, net		$76,662	$78,676

Depreciation expense for the three months ended August 31, 2016 and August 31, 2015 was $5.8 million and $5.6 million, respectively.

7.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Services	International	Products and Systems	Total
Balance at May 31, 2015	$117,279	$35,938	$13,197	$166,414
Goodwill acquired (disposed) during the year	2,728	(374)	—	2,354
Adjustments to preliminary purchase price allocations	270	—	—	270
Foreign currency translation	(594)	776	—	182
Balance at May 31, 2016	$119,683	$36,340	$13,197	$169,220
Goodwill acquired during the year	1,024	—	—	1,024
Adjustments to preliminary purchase price allocations	(19)	—	—	(19)
Foreign currency translation	(52)	(978)	—	(1,030)
Balance at August 31, 2016	$120,636	$35,362	$13,197	$169,195

The Company reviews goodwill for impairment on a reporting unit basis on March 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of August 31, 2016, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of August 31, 2016, May 31, 2016 and May 31, 2015 was $9.9 million, which is within its International segment.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		August 31, 2016			May 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$80,764	$(48,986)	$31,778	$81,262	$(47,747)	$33,515
Software/Technology	3-15	17,810	(12,168)	5,642	17,539	(11,855)	5,684
Covenants not to compete	2-5	10,881	(9,440)	1,441	10,791	(9,290)	1,501
Other	2-5	7,864	(5,212)	2,652	7,827	(5,035)	2,792
Total		$117,319	$(75,806)	$41,513	$117,419	$(73,927)	$43,492

Amortization expense for the three months ended August 31, 2016 and August 31, 2015 was $2.2 million and $2.4 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	August 31, 2016	May 31, 2016

Accrued salaries, wages and related employee benefits	$27,133	$31,566
Contingent consideration, current portion	1,015	1,029
Accrued workers’ compensation and health benefits	5,640	4,834
Deferred revenue	3,370	3,332
Legal settlement accrual	6,320	6,320
Other accrued expenses	17,269	15,902
Total accrued expenses and other liabilities	$60,747	$62,983

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

10.                               Long-Term Debt

Long-term debt consisted of the following:

	August 31, 2016	May 31, 2016

Senior credit facility	$64,780	$68,999
Notes payable	328	10,111
Other	5,322	5,899
Total debt	70,430	85,009
Less: Current portion	(2,089)	(12,553)
Long-term debt, net of current portion	$68,341	$72,456

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement of its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with its lending group. The Credit Agreement provides the Company with a $175.0 million revolving line of credit, which, under certain circumstances, the line of credit can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of August 31, 2016, the Company had borrowings of $64.8 million and a total of $5.2 million of letters of credit outstanding under the Credit Agreement.

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

As of August 31, 2016, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for Bank of Canada, currently 2.7% as of August 31, 2016. Interest expense is recorded in the condensed consolidated statements of income.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	August 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$1,975	$1,975
Total Liabilities	$—	$—	$1,975	$1,975

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$2,075	$2,075
Total Liabilities	$—	$—	$2,075	$2,075

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

12.                               Commitments and Contingencies

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Legal Proceedings and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it. Except for the matters described below, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered against the Company may be covered by insurance for certain matters.

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

The parties have reached a settlement of the case, whereby the Company agreed to pay $6 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement is subject to court approval, and a hearing for preliminary approval was held on August 18, 2016, but a ruling has not yet been issued. The Company recorded a pre-tax charge of $6.3 million in the fourth quarter of fiscal 2016 for the settlement and payment of payroll taxes and other costs related to the settlement. The settlement will cover claims dating back to April 2011 in some cases and involves approximately 4,900 current and former employees.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of August 31, 2016, total potential acquisition-related contingent consideration ranged from zero to approximately $15.4 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.8 years of operations. See Note 4 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

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

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended
	August 31, 2016	August 31, 2015
Revenues
Services	$126,690	$137,405
International	37,518	36,859
Products and Systems	6,166	8,686
Corporate and eliminations	(1,931)	(3,097)
	$168,443	$179,853

	Three months ended
	August 31, 2016	August 31, 2015
Gross profit
Services	$34,445	$36,569
International	12,387	10,780
Products and Systems	3,096	3,922
Corporate and eliminations	128	3
	$50,056	$51,274

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	August 31, 2016	August 31, 2015
Income (loss) from operations
Services	$12,468	$15,398
International	4,659	1,818
Products and Systems	137	1,184
Corporate and eliminations	(6,109)	(5,468)
	$11,155	$12,932

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended
	August 31, 2016	August 31, 2015
Depreciation and amortization
Services	$5,604	$5,522
International	1,957	1,972
Products and Systems	549	563
Corporate and eliminations	(107)	(97)
	$8,003	$7,960

	August 31, 2016	May 31, 2016
Intangible assets, net
Services	$18,250	$19,022
International	16,681	17,703
Products and Systems	5,800	6,054
Corporate and eliminations	782	713
	$41,513	$43,492

	August 31, 2016	May 31, 2016
Total assets
Services	$292,345	$301,678
International	132,523	132,643
Products and Systems	32,496	31,596
Corporate and eliminations	10,917	16,758
	$468,281	$482,675

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Revenues by geographic area for the three months ended August 31, 2016 and 2015, respectively, were as follows:

	Three months ended
	August 31, 2016	August 31, 2015
Revenues
United States	$116,195	$130,344
Other Americas	14,978	11,529
Europe	33,591	34,884
Asia-Pacific	3,679	3,096
	$168,443	$179,853

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

14. Subsequent Event

Subsequent to August 31, 2016, the Company completed an acquisition of an asset protection business for $7.0 million in cash upon closing. In addition to the cash consideration, the acquisition provides for possible contingent consideration up to $2.0 million to be earned based upon the achievement of specific performance metrics over the next three years of operations. The Company is in the process of completing the preliminary purchase price allocation. This acquisition was not significant and no pro forma information has been included.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended August 31, 2016 and August 31, 2015. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2016 filed August 15, 2016 (“2016 Annual Report”). In this quarterly report, our fiscal years, which end on May 31, are identified according to the calendar year in which they end (e.g., the fiscal year ending May 31, 2017 is referred to as “fiscal 2017”), and unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2016 Annual Report as well as those discussed in our other filings with the Securities and Exchange Commission (“SEC”).

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

We have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made a number of acquisitions in an effort to grow our base of experienced, certified personnel, expand our product and technical capabilities, increase our geographical reach and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that we believe will enhance our advantages over our competition.

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. However, current market conditions are soft, driven by lower oil prices which have driven many of the Company’s customers to curtail spending.

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

Results of Operations

Condensed consolidated results of operations for the three months ended August 31, 2016 and August 31, 2015 were as follows:

	Three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Revenues	$168,443	$179,853
Gross profit	50,056	51,274
Gross profit as a % of Revenue	30%	29%
Total operating expenses	38,901	38,342
Operating expenses as a % of Revenue	23%	21%
Income from operations	11,155	12,932
Income from Operations as a % of Revenue	7%	7%
Interest expense	820	1,922
Income before provision for income taxes	10,335	11,010
Provision for income taxes	3,726	4,163
Net income	6,609	6,847
Less: net income (loss) attributable to noncontrolling interests, net of taxes	$13	(25)
Net income attributable to Mistras Group, Inc.	$6,596	$6,872

The Company uses Adjusted EBITDA, a non-GAAP metric, to measure its consolidated operating performance and assist in comparing performance from period to period on a consistent basis. A reconciliation of Adjusted EBITDA to net income is provided below for the three months ended August 31, 2016 and August 31, 2015:

	Three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
EBITDA and Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$6,596	$6,872
Interest expense	820	1,922
Provision for income taxes	3,726	4,163
Depreciation and amortization	8,003	7,960
Share-based compensation expense	1,906	1,957
Acquisition-related expense (benefit), net	394	(896)
Severance	265	60
Foreign exchange (gain) loss	(525)	292
Adjusted EBITDA	$21,185	$22,330

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

Management uses Adjusted EBITDA as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as the basis for a performance evaluation metric for certain of our executive and employee incentive compensation programs.

Later in this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income from operations before special items” is used for each of our three segments and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities and (c) certain non-recurring items. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

In the MD&A section "Liquidity and Capital Resources", we use the term free cash flow, a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which are purchases of property, plant and equipment and of intangible assets and classified as an investing activity). Free cash flow, which does not represent residual cash flow available for discretionary expenditures since items such as debt repayments are not deducted in determing such measures, was $13.3 million for the first three months of fiscal 2017, consisting of $17.3 million of operating cash flow less $4.0 million of capital expenditures. For the comparable period in fiscal 2016, free cash flow was $11.6 million consisting of $16.2 million of operating cash flow less $4.6 million of capital expenditures.

Revenue

Revenues for the three months ended August 31, 2016 were $168.4 million, a decrease of $11.4 million, or 6.3%, compared with the prior year.

Revenues by segment for the three months ended August 31, 2016 and August 31, 2015 were as follows:

	Three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Revenues
Services	$126,690	$137,405
International	37,518	36,859
Products and Systems	6,166	8,686
Corporate and eliminations	(1,931)	(3,097)
	$168,443	$179,853

Three Months

In the first quarter of fiscal 2017, Services segment revenues decreased 8% due to a combination of high single digit organic decline and low single digit adverse impact of foreign exchange rates, offset by a small amount of acquisition growth. Products and Systems segment revenues decreased by 29% driven by lower sales volume. International segment revenues increased by 2%, driven by mid single digit organic growth, offset by a low single digit unfavorable impact of foreign exchange rates and the low single digit impact of revenues from prior year dispositions.

Oil and gas revenues decreased by approximately 1%, driven by many of the Company’s customers to curtail spending, but remained the Company’s most significant vertical market, comprising approximately 55% of total Company revenues in the first quarter of fiscal 2017, compared with 56% in the first quarter of fiscal 2016. The Company’s top ten customers comprised approximately 36% of total revenues in both the first quarter of fiscal 2017 and fiscal 2016. One customer, BP plc., accounted for approximately 13% of our total revenues for the first quarter of fiscal 2017. No customer accounted for more than 10% of our revenues in the first quarter of fiscal 2016.

Gross Profit

Gross profit decreased by $1.2 million, or 2.4%, in the first quarter of fiscal 2017, on a sales decline of 6.3%.

Gross profit by segment for the three months ended August 31, 2016 and August 31, 2015 was as follows:

	Three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Gross profit
Services	$34,445	$36,569
% of segment revenue	27.2%	26.6%
International	12,387	10,780
% of segment revenue	33.0%	29.2%
Products and Systems	3,096	3,922
% of segment revenue	50.2%	45.2%
Corporate and eliminations	128	3
	$50,056	$51,274
% of total revenue	29.7%	28.5%

Three months

As a percentage of revenues, gross profit was 29.7% and 28.5% for the first quarters of fiscal 2017 and 2016, respectively. Service segment gross profit margins increased to 27.2% in the first quarter of fiscal 2017 compared to 26.6% in the first quarter of fiscal 2016. The 60 basis point increase was primarily driven by improved sales mix. International segment gross margins increased to 33.0% in the first quarter of fiscal 2017 compared with 29.2% in the prior year. The 380 basis point increase was due to improvement across our largest country locations, driven by improvements in technical labor utilization, sales mix and overhead utilization. Products and Systems segment gross margin improved by 500 basis points to 50.2% compared with 45.2% in the prior year, driven by improved sales mix.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Services:
Income from operations	$12,468	$15,398
Severance costs	176	—
Acquisition-related expense (benefit), net	345	(930)
Income before special items	12,989	14,468
International:
Income from operations	4,659	1,818
Severance costs	89	60
Acquisition-related expense (benefit), net	11	30
Income before special items	4,759	1,908
Products and Systems:
Income from operations	137	1,184
Acquisition-related expense (benefit), net	—	—
Income before special items	137	1,184
Corporate and Eliminations:
Loss from operations	(6,109)	(5,468)
Acquisition-related expense (benefit), net	38	4
Loss before special items	(6,071)	(5,464)
Total Company
Income from operations	$11,155	$12,932
Severance costs	$265	$60
Acquisition-related expense (benefit), net	$394	$(896)
Income before special items	$11,814	$12,096

Three months
For the three months ended August 31, 2016, income from operations (GAAP) decreased $1.8 million, or 14%, compared with the prior year’s first quarter and income before special items (non-GAAP) decreased $0.3 million, or 2%. As a percentage of revenues, income before special items improved by 30 basis points to 7.0% in the first quarter of fiscal 2017 from 6.7% in the first quarter of fiscal 2016.

Operating expenses increased $0.6 million compared with the prior year’s first quarter, driven by an increase in acquisition-related expense from the Services segment of $1.3 million, offset by a $0.9 million decline in recurring expenses. The recurring expense decrease was driven by the International segment, which decreased $1.2 million, primarily due to foreign currency gains and the disposal of subsidiaries in fiscal 2016, offset by a $0.7 million increase in professional fees for the Corporate segment. Products and Systems segment was flat from the first quarter of fiscal 2017 to fiscal 2016.

Interest Expense

Interest expense was approximately $0.8 million and $1.9 million for the first quarters of fiscal 2017 and 2016, respectively. The decrease was primarily related to the payment of seller notes related to acquisitions and the net paydown of the Company's line of credit under its Credit Agreement.

Income Taxes

The Company’s effective income tax rate was approximately 36% and 38% for the first quarters of fiscal 2017 and 2016, respectively. The decrease was primarily due to lower discrete items and lower expected annual effective tax rate in fiscal 2017, due to a larger portion of income expected to be generated by the International segment, which generally has lower statutory tax rates.

Liquidity and Capital Resources

Cash Flows Table

Cash flows are summarized in the table below:

	Three months ended
	August 31, 2016	August 31, 2015
	($ in thousands)
Net cash provided by (used in):
Operating activities	$17,344	$16,210
Investing activities	(4,975)	(4,399)
Financing activities	(17,847)	(10,562)
Effect of exchange rate changes on cash	(770)	(118)
Net change in cash and cash equivalents	$(6,248)	$1,131

Cash Flows from Operating Activities

During the three months ended August 31, 2016, cash provided by operating activities was $17.3 million, an increase of $1.1 million, or 7%. The improvement was primarily attributable to the timing of collections, offset by payments of accrued expenses.

Cash Flows from Investing Activities

During the three months ended August 31, 2016, cash used in investing activities was $5.0 million, compared with a cash outflow of $4.4 million in the comparable period of the prior year. The first three months of fiscal 2017 included $1.2 million outflow related to acquisitions, compared with no acquisition activity for the comparable period in fiscal 2016. Cash used for capital expenditures was $4.0 million and $4.6 million in the first three months of fiscal 2017 and 2016, respectively.

Cash Flows from Financing Activities

Net cash used by financing activities was $17.8 million for the three months ended August 31, 2016. The Company utilized the $13.3 million of free cash flow generated in the first three months of fiscal 2017 to reduce its debt and capital lease obligations by $16.7 million. For the comparable period in fiscal 2016, the Company utilized most of the $11.6 million of free cash flow to reduce its debt and capital lease obligations by $9.2 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net reduction of $0.8 million in the first three months of fiscal 2017, compared to $0.1 million for the first three months of fiscal 2016, primarily driven by exchange rates for fiscal 2017, notably the impact of the United Kingdom's exit from the European Union.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2016 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and Note 10

- Long-Term Debt to these condensed consolidated financial statements in this report, under the heading “Senior Credit Facility.”

As of August 31, 2016, we had cash and cash equivalents totaling $14.9 million and available borrowing capacity of $105.0 million under our Credit Agreement with borrowings of $64.8 million and $5.2 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of August 31, 2016, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

Other than the amendment to the Credit Agreement, discussed above under “Liquidity and Capital Resources- Cash Balance and Credit Facility Borrowings”, there have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2016 Annual Report.

Off-balance Sheet Arrangements

During the three months ended August 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2016 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2016 Annual Report.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2016 Annual Report.

See Note 12 - Commitments and Contingencies to the condensed consolidated financial statements included in this report for a description of our legal proceedings.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2016 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2016 Annual Report.

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

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
June 30, 2016	266	$24.00
July 31, 2016	—	$—
August 31, 2016	50,420	$25.16

ITEM 3.                                                Defaults Upon Senior Securities

None.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

ITEM 5.                                                Other Information

None.

ITEM 6.                                                Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws

10.1	Agreement, dated August 17, 2016, between registrant and Sotirios Vahaviolos

10.2	Joint stipulation of settlement and release between Registrant and Plantiffs, with respect to Viceral and Kruger, et al. v. Mistras Group, Inc., et al.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

Date: October 7, 2016