Form 10-Q
period 2016-11-30
Mistras Group, Inc.
filed 2017-01-11
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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
☐ Yes  ☒ No

As of January 2, 2017, the registrant had 28,796,487 shares of common stock outstanding and 420,258 shares of treasury stock.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	November 30, 2016	May 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$26,261	$21,188
Accounts receivable, net	141,367	137,913
Inventories	10,396	9,918
Deferred income taxes	6,174	6,216
Prepaid expenses and other current assets	16,759	12,711
Total current assets	200,957	187,946
Property, plant and equipment, net	74,580	78,676
Intangible assets, net	42,137	43,492
Goodwill	171,060	169,220
Deferred income taxes	952	1,000
Other assets	2,480	2,341
Total assets	$492,166	$482,675
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,112	$10,796
Accrued expenses and other current liabilities	64,257	62,983
Current portion of long-term debt	2,028	12,553
Current portion of capital lease obligations	6,689	7,835
Income taxes payable	3,814	2,710
Total current liabilities	84,900	96,877
Long-term debt, net of current portion	91,332	72,456
Obligations under capital leases, net of current portion	10,340	11,932
Deferred income taxes	19,670	18,328
Other long-term liabilities	7,679	6,794
Total liabilities	213,921	206,387
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized	292	290
Additional paid-in capital	215,956	213,737
Treasury stock, at cost	(7,000)	—
Retained earnings	96,102	82,235
Accumulated other comprehensive loss	(27,262)	(20,099)
Total Mistras Group, Inc. stockholders’ equity	278,088	276,163
Noncontrolling interests	157	125
Total equity	278,245	276,288
Total liabilities and equity	$492,166	$482,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$176,642	$194,786	$345,085	$374,639
Cost of revenue	119,214	132,720	232,195	256,120
Depreciation	5,352	5,141	10,758	10,320
Gross profit	52,076	56,925	102,132	108,199
Selling, general and administrative expenses	36,249	34,008	71,526	69,844
Research and engineering	580	601	1,212	1,222
Depreciation and amortization	2,542	2,822	5,139	5,603
Acquisition-related expense (benefit), net	197	(75)	591	(971)
Income from operations	12,508	19,569	23,664	32,501
Interest expense	928	1,335	1,748	3,257
Income before provision for income taxes	11,580	18,234	21,916	29,244
Provision for income taxes	4,284	6,804	8,011	10,967
Net income	7,296	11,430	13,905	18,277
Less: net income (loss) attributable to noncontrolling interests, net of taxes	26	5	39	(20)
Net income attributable to Mistras Group, Inc.	$7,270	$11,425	$13,866	$18,297
Earnings per common share
Basic	$0.25	$0.40	$0.48	$0.64
Diluted	$0.24	$0.39	$0.46	$0.62
Weighted average common shares outstanding:
Basic	29,056	28,869	29,016	28,796
Diluted	29,998	29,594	30,139	29,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Net income	$7,296	$11,430	$13,905	$18,277
Other comprehensive loss:
Foreign currency translation adjustments	(3,580)	(384)	(7,163)	(1,036)
Comprehensive income	3,716	11,046	6,742	17,241
Less: comprehensive (loss) income attributable to noncontrolling interest	(3)	5	(7)	(20)
Comprehensive income attributable to Mistras Group, Inc.	$3,719	$11,041	$6,749	$17,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	November 30, 2016	November 30, 2015

Cash flows from operating activities
Net income	$13,905	$18,277
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,897	15,923
Deferred income taxes	2,045	1,809
Share-based compensation expense	3,313	3,227
Fair value changes in contingent consideration liabilities	381	(1,068)
Other	(1,744)	(259)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,508)	(17,641)
Inventories	742	1,496
Prepaid expenses and other current assets	(4,333)	(790)
Other assets	(145)	(9)
Accounts payable	(2,455)	(1,248)
Accrued expenses and other liabilities	2,581	5,226
Income taxes payable	1,290	1,581
Net cash provided by operating activities	25,969	26,524
Cash flows from investing activities
Purchase of property, plant and equipment	(6,846)	(7,753)
Purchase of intangible assets	(598)	(480)
Acquisition of businesses, net of cash acquired	(8,174)	(1,709)
Proceeds from sale of equipment	576	319
Net cash used in investing activities	(15,042)	(9,623)
Cash flows from financing activities
Repayment of capital lease obligations	(3,808)	(3,681)
Proceeds from borrowings of long-term debt	196	1,968
Repayment of long-term debt	(11,056)	(15,870)
Proceeds from revolver	44,900	39,200
Repayments of revolver	(25,600)	(36,800)
Payment of contingent consideration for acquisitions	(796)	(394)
Purchases of treasury stock	(7,000)	—
Taxes paid related to net share settlement of share-based awards	(2,323)	(951)
Excess tax benefit from share-based compensation	558	(303)
Proceeds from exercise of stock options	585	187
Net cash used in financing activities	(4,344)	(16,644)
Effect of exchange rate changes on cash and cash equivalents	(1,510)	(233)
Net change in cash and cash equivalents	5,073	24
Cash and cash equivalents
Beginning of period	21,188	10,555
End of period	$26,261	$10,579
Supplemental disclosure of cash paid
Interest	$1,849	$3,010
Income taxes	$7,637	$6,223
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,707	$1,555
Issuance of notes payable for acquisitions	$481	$—
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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending May 31, 2017 and 2016. Reference to a fiscal year means the fiscal year ended May 31, which has historically been the end of the Company's fiscal year. See Note 15 regarding a change in the Company’s fiscal year. For purposes of this report, references to fiscal 2017 and 2016 shall mean to our historical fiscal year periods, without adjusting for the change in the fiscal year.

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

Customers

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

One customer accounted for approximately 13% of our revenues and 12% of accounts receivable for the six months ended November 30, 2016 and as of November 30, 2016, respectively, which primarily were generated from the Services segment. No customer accounted for 10% or more of our revenues or accounts receivable for the six months ended November 30, 2015.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, as a result of a one year deferral in the standard issued by the FASB in August 2015 with ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. Upon adoption of this standard, excess tax benefits and tax deficiencies will be recognized as income tax expense, and the tax effects of exercised or vested awards will be treated as discrete items in the period in which they occur.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2016-15 will have on its condensed consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). This amendment will clarify the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect that ASU 2016-18 will have a material impact on its condensed consolidated financial statements and related disclosures.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

2.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and Directors under three equity incentive plans: (i) the 2007 Stock Option Plan (the 2007 Plan), (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan) and (iii) the 2016 Long-Term Incentive Plan (the 2016 Plan). No further awards may be granted under the 2007 or 2009 Plans, although awards granted under the 2007 and 2009 Plans remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the three and six months ended November 30, 2016, the Company did not recognize any share-based compensation expense related to stock option awards. No unrecognized compensation costs remained related to stock option awards as of November 30, 2016.

For the three and six months ended November 30, 2015, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million.

No stock options were granted during the six months ended November 30, 2016 and November 30, 2015.

A summary of the stock option activity, weighted average exercise prices and options outstanding as of November 30, 2016 and 2015 is as follows:

	For the six months ended November 30,
	2016		2015
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,232	$13.21	2,287	$13.13
Granted	—	$—	—	$—
Exercised	(62)	$9.42	(22)	$10.18
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,170	$13.32	2,265	$13.16

Restricted Stock Unit Awards

For both the three months ended November 30, 2016 and November 30, 2015, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million. For both the six months ended November 30, 2016 and November 30, 2015, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.2 million. As of November 30, 2016, there was $9.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.8 years.

During the six months ended November 30, 2016 and 2015, the Company granted approximately 10,000 and 15,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.3 million and $0.2 million, respectively, which was recorded as share-based compensation expense during the six months ended November 30, 2016 and November 30, 2015, respectively.

During the six months ended November 30, 2016 and 2015, approximately 207,000 and 217,000 restricted stock units, respectively, vested. The fair value of these units was $5.1 million and $3.4 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

A summary of the Company's outstanding, nonvested restricted stock units is presented below:

	For the six months ended November 30,
	2016		2015
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	575	$18.85	564	$20.47
Granted	219	$24.48	263	$16.72
Released	(207)	$19.40	(217)	$19.80
Forfeited	(17)	$19.42	(8)	$19.23
Outstanding at end of period:	570	$20.81	602	$18.85

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on three metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS and (3) Revenue. There is a discretionary portion of the PRSUs based on individual performance, at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of five years and have no dividend rights.

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

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

	For the six months ended November 30, 2016
	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	328	$17.02
Granted	105	$24.90
Performance condition adjustments, net	(7)	$24.06
Released	(89)	$24.50
Forfeited	—	$—
Outstanding at end of period:	337	$17.22

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

During the three months ended August 31, 2016, the Compensation Committee approved an additional 19,000 units pertaining to the 2016 Discretionary PRSUs. There was a 26,000 unit reduction to the fiscal 2017 awards during the three months ended November 30, 2016.

As of November 30, 2016, the aggregate liability related to 21,000 outstanding Discretionary PRSUs was less than $0.1 million, and is classified within accrued expenses and other liabilities on the condensed consolidated balance sheet.

For the three months ended November 30, 2016 and November 30, 2015, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.2 million, respectively. For the six months ended November 30, 2016 and November 30, 2015, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.9 million and $0.8 million, respectively. At November 30, 2016, there was $4.7 million of total unrecognized compensation costs related to 337,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 3.9 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$7,270	$11,425	$13,866	$18,297
Denominator:
Weighted average common shares outstanding	29,056	28,869	29,016	28,796
Basic earnings per share	$0.25	$0.40	$0.48	$0.64

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$7,270	$11,425	$13,866	$18,297
Denominator:
Weighted average common shares outstanding	29,056	28,869	29,016	28,796
Dilutive effect of stock options outstanding	745	592	788	610
Dilutive effect of restricted stock units outstanding	197	133	335	235
	29,998	29,594	30,139	29,641
Diluted earnings per share	$0.24	$0.39	$0.46	$0.62

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

4.                                      Acquisitions

During the six months ended November 30, 2016, the Company completed three acquisitions. The Company purchased three companies, two that provide NDT services, located in Canada and one that provides mechanical services, located in the U.S.

For the Canadian acquisitions, the Company acquired 100% of the common stock of both acquirees in exchange for aggregate consideration of $1.2 million in cash, $0.3 million of notes payable and contingent consideration estimated to be $0.4 million to be earned based upon the acquired businesses achieving specific performance metrics over their initial three years of operations from their acquisition dates. For the U.S. acquisition, the Company acquired assets of the acquiree in exchange for aggregate consideration of $7.0 million in cash, $0.2 million of notes payable and contingent consideration estimated to be $1.2 million to be earned based upon the acquired businesses achieving specific performance metrics over the initial three years of operations from its acquisition date. The Company accounted for these three transactions in accordance with the acquisition method of accounting for business combinations.

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

Fiscal
2017
Number of Entities	3
Consideration transferred:
Cash paid	$8,196
Notes payable	481
Contingent consideration	1,630
Consideration transferred	$10,307

Current assets	$1,781
Property, plant and equipment	953
Long-term net deferred tax asset	434
Intangible assets	3,367
Goodwill	3,986
Current liabilities	(214)
Net assets acquired	$10,307

Revenues and operating income included in the condensed consolidated statement of operations for fiscal 2017 from these acquisitions for the period subsequent to the closing of these transactions were approximately $1.7 million and less than $0.1 million, respectively. As these acquisitions were immaterial on an individual basis and in the aggregate, no unaudited pro forma financial information has been included in this report.

The Company completed one acquisition in the first six months of fiscal 2016. The Company purchased a company that provides unmanned aerial systems and NDT services, located in the U.S. In this acquisition, the Company acquired 100% of the common stock of the acquiree in exchange for consideration of $1.8 million in cash and contingent consideration estimated to be $0.9 million to be earned based upon the acquired business achieving specific performance metrics over the initial four

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

years of operations from the acquisition date. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

Acquisition-Related Expense

During the three and six months ended November 30, 2016 and 2015, the Company incurred acquisition-related costs of $0.2 million and less than $0.1 million, respectively, in connection with due diligence, professional fees, and other expenses for its acquisition activities. Additionally, the Company adjusted the fair value of certain previously recorded acquisition-related contingent consideration liabilities. These adjustments resulted in a net (increase) decrease of acquisition-related contingent consideration liabilities and a corresponding (decrease) increase in income from operations of less than $(0.1) million and $0.2 million, for the three months ended November 30, 2016 and 2015, respectively and $(0.4) million and $1.1 million for the six months ended November 30, 2016 and 2015, respectively. The Company’s aggregate acquisition-related contingent consideration liabilities were $3.2 million and $2.1 million as of November 30, 2016 and May 31, 2016, respectively.

Fair value adjustments to acquisition-related contingent consideration liabilities and acquisition-related transaction costs have been classified as acquisition-related expense, net, in the condensed consolidated statements of income for the three and six month periods ended November 30, 2016 and November 30, 2015.

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	November 30, 2016	May 31, 2016

Trade accounts receivable	$143,876	$140,820
Allowance for doubtful accounts	(2,509)	(2,907)
Accounts receivable, net	$141,367	$137,913

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	November 30, 2016	May 31, 2016

Land		$1,723	$1,735
Buildings and improvements	30-40	19,050	19,364
Office furniture and equipment	5-8	8,971	8,692
Machinery and equipment	5-7	174,119	173,053
		203,863	202,844
Accumulated depreciation and amortization		(129,283)	(124,168)
Property, plant and equipment, net		$74,580	$78,676

Depreciation expense for the three months ended November 30, 2016 and November 30, 2015 was $5.7 million and $5.5 million, respectively. Depreciation expense for the six months ended November 30, 2016 and November 30, 2015 was $11.6 million and $11.1 million, respectively.

7.     Goodwill

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at May 31, 2015	$117,279	$35,938	$13,197	$166,414
Goodwill acquired (disposed) during the year	2,728	(374)	—	2,354
Adjustments to preliminary purchase price allocations	270	—	—	270
Foreign currency translation	(594)	776	—	182
Balance at May 31, 2016	$119,683	$36,340	$13,197	$169,220
Goodwill acquired during the year	3,986	—	—	3,986
Adjustments to preliminary purchase price allocations	(19)	—	—	(19)
Foreign currency translation	(369)	(1,758)	—	(2,127)
Balance at November 30, 2016	$123,281	$34,582	$13,197	$171,060

The Company reviews goodwill for impairment on a reporting unit basis on March 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of November 30, 2016, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment for each of the periods ended November 30, 2016, May 31, 2016 and May 31, 2015 was $9.9 million, which is within its International segment.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		November 30, 2016			May 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$82,463	$(50,111)	$32,352	$81,262	$(47,747)	$33,515
Software/Technology	3-15	18,083	(12,504)	5,579	17,539	(11,855)	5,684
Covenants not to compete	2-5	11,148	(9,592)	1,556	10,791	(9,290)	1,501
Other	2-5	8,039	(5,389)	2,650	7,827	(5,035)	2,792
Total		$119,733	$(77,596)	$42,137	$117,419	$(73,927)	$43,492

Amortization expense for the three months ended November 30, 2016 and November 30, 2015 was $2.2 million and $2.4 million, respectively. Amortization expense for the six months ended November 30, 2016 and November 30, 2015 was $4.3 million and $4.8 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	November 30, 2016	May 31, 2016

Accrued salaries, wages and related employee benefits	$29,400	$31,566
Contingent consideration, current portion	1,982	1,029
Accrued workers’ compensation and health benefits	6,848	4,834
Deferred revenue	3,092	3,332
Legal settlement accrual	6,320	6,320
Other accrued expenses	16,615	15,902
Total accrued expenses and other liabilities	$64,257	$62,983

10.                               Long-Term Debt

Long-term debt consisted of the following:

	November 30, 2016	May 31, 2016

Senior credit facility	$88,011	$68,999
Notes payable	379	10,111
Other	4,970	5,899
Total debt	93,360	85,009
Less: Current portion	(2,028)	(12,553)
Long-term debt, net of current portion	$91,332	$72,456

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement of its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with its lending group. The Credit Agreement provides the Company with a $175.0 million revolving line of credit, which, under certain circumstances, the line of credit can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of November 30, 2016, the Company had borrowings of $88.0 million and a total of $5.7 million of letters of credit outstanding under the Credit Agreement.

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

As of November 30, 2016, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its credit agreement.

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for Bank of Canada, currently 2.7% as of November 30, 2016. Interest expense is recorded in the condensed consolidated statements of income.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	November 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$3,237	$3,237
Total Liabilities	$—	$—	$3,237	$3,237

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

The parties have reached a settlement of the case, whereby the Company agreed to pay $6 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement received preliminary approval by the court in October 2016. The Company recorded a pre-tax charge of $6.3 million in the fourth quarter of fiscal 2016 for the settlement and payment of payroll taxes and other costs related to the settlement. Upon final approval, the settlement will cover claims dating back to April 2011 in some cases and involves approximately 4,900 current and former employees.

The Company is a defendant in the lawsuit AGL Services Company v. Mistras Group, Inc., pending in U.S. District Court for the Northern District of Georgia, filed November 2016. The case involves radiography work performed by the Company in fiscal 2013 on the construction of a pipeline project in the U.S. The owner of the pipeline project contends that certain of the radiography images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by the American Petroleum Institute. The project owner is claiming damages as a result of the alleged quality defects of the Company’s radiography images. The complaint alleges damages of approximately $6 million.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company is a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleges Mistras delivered, in fiscal 2014, a defective Ultrasonic inspection system and is alleging damages of approximately $2.3 million, the amount it paid for the system. The Company is vigorously defending the case and has not established any reserves for the matter at this time.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of November 30, 2016, total potential acquisition-related contingent consideration ranged from zero to approximately $15.6 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.8 years of operations. See Note 4 - Acquisitions to these condensed consolidated financial statements for further information with respect to of the Company’s acquisitions completed in fiscal 2016 and 2017.

13.                               Segment Disclosure

The Company’s three operating segments are:

•
Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States, consisting primarily of non-destructive testing and inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Revenues
Services	$132,418	$150,463	$259,108	$287,868
International	42,230	38,425	79,748	75,284
Products and Systems	6,686	7,791	12,853	16,477
Corporate and eliminations	(4,692)	(1,893)	(6,624)	(4,990)
	$176,642	$194,786	$345,085	$374,639

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Gross profit
Services	$34,184	$41,118	$68,629	$77,687
International	14,837	12,106	27,224	22,886
Products and Systems	3,230	3,833	6,326	7,755
Corporate and eliminations	(175)	(132)	(47)	(129)
	$52,076	$56,925	$102,132	$108,199

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Income (loss) from operations
Services	$12,172	$18,815	$24,641	$34,214
International	6,717	3,971	11,375	5,789
Products and Systems	152	1,055	289	2,239
Corporate and eliminations	(6,533)	(4,272)	(12,641)	(9,741)
	$12,508	$19,569	$23,664	$32,501

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Depreciation and amortization
Services	$5,469	$5,562	$11,074	$11,084
International	1,963	1,914	3,921	3,886
Products and Systems	566	577	1,114	1,140
Corporate and eliminations	(104)	(90)	(212)	(187)
	$7,894	$7,963	$15,897	$15,923

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	November 30, 2016	May 31, 2016
Intangible assets, net
Services	$19,945	$19,022
International	15,807	17,703
Products and Systems	5,555	6,054
Corporate and eliminations	830	713
	$42,137	$43,492

	November 30, 2016	May 31, 2016
Total assets
Services	$302,920	$301,678
International	135,981	132,643
Products and Systems	31,247	31,596
Corporate and eliminations	22,018	16,758
	$492,166	$482,675

Revenues by geographic area for the three and six months ended November 30, 2016 and 2015, respectively, were as follows:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Revenues
United States	$112,719	$132,068	$228,842	$262,411
Other Americas	19,957	23,557	35,006	35,086
Europe	37,560	36,468	71,054	71,352
Asia-Pacific	6,406	2,693	10,183	5,790
	$176,642	$194,786	$345,085	$374,639

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

14. Repurchase of Common Stock

On October 7, 2015, the Company's Board of Directors approved a $50 million stock repurchase plan. As part of this plan, on August 17, 2016, the Company entered into an agreement with its CEO, Dr. Sotirios Vahaviolos, to purchase up to 1 million of his shares, commencing in October 2016. Pursuant to the agreement, in general, the Company will purchase from Dr. Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily price of the Company's common stock for the preceding month. During the quarter ended November 30, 2016, the Company purchased approximately 181,000 shares from Dr. Vahaviolos at an average price of $22.07 per share and an aggregate cost of $4.0 million. In addition, during this same fiscal quarter, the Company repurchased approximately 146,000 shares in the open market at an average price of $20.48 per share and an aggregate cost of approximately $3.0 million. All such repurchased shares are classified as Treasury Stock on the condensed consolidated balance sheet. As of November 30, 2016, approximately $43.0 million remained available to repurchase shares under the stock repurchase plan.

15. Subsequent Event

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year from May 31 to December 31, effective December 31, 2016. As a result of this change, the Company will file a Transition Report on Form 10-K for the transition period ending December 31, 2016.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and six months ended November 30, 2016 and November 30, 2015. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for fiscal 2016 filed with the Securities and Exchange Commission ("SEC") on August 15, 2016 (“2016 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

•Forward-Looking Statements
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

Historically, our fiscal years ended on May 31. On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year from May 31 to December 31, effective December 31, 2016. In this quarterly report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal year ended May 31, 2016 is referred to as “fiscal 2016”), and references to "fiscal 2017" mean the period that would have been the fiscal year ending May 31, 2017, if we had not changed our fiscal year to a calendar year on January 3, 2017 (effective December 31, 2016). The Company will report its financial results for the period of June 1, 2016 to December 31, 2016 on a Transition Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2016 Annual Report as well as those discussed in our other filings with the SEC.

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

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States, consisting primarily of NDT, inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Global financial markets continue to experience uncertainty, relatively low consumer confidence, slow economic growth, fluctuating oil prices and volatile currency exchange rates. However, we believe these conditions have allowed us to selectively hire new talented individuals that otherwise might not have been available to us, and to make acquisitions of complementary businesses at reasonable valuations.

Results of Operations

Condensed consolidated results of operations for the three and six months ended November 30, 2016 and November 30, 2015 were as follows:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	($ in thousands)		($ in thousands)
Revenues	$176,642	$194,786	$345,085	$374,639
Gross profit	52,076	56,925	102,132	108,199
Gross profit as a % of Revenue	29%	29%	30%	29%
Total operating expenses	39,568	37,356	78,468	75,698
Operating expenses as a % of Revenue	22%	19%	23%	20%
Income from operations	12,508	19,569	23,664	32,501
Income from Operations as a % of Revenue	7%	10%	7%	9%
Interest expense	928	1,335	1,748	3,257
Income before provision for income taxes	11,580	18,234	21,916	29,244
Provision for income taxes	4,284	6,804	8,011	10,967
Net income	7,296	11,430	13,905	18,277
Less: net income (loss) attributable to noncontrolling interests, net of taxes	$26	5	39	(20)
Net income attributable to Mistras Group, Inc.	$7,270	$11,425	$13,866	$18,297

The Company uses Adjusted EBITDA, a non-GAAP metric, as a measure of its consolidated operating performance and assist in comparing performance from period to period on a consistent basis. A reconciliation of Adjusted EBITDA to net income is provided below for the three and six months ended November 30, 2016 and November 30, 2015:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	($ in thousands)		($ in thousands)
Adjusted EBITDA data
Net income attributable to Mistras Group, Inc.	$7,270	$11,425	$13,866	$18,297
Interest expense	928	1,335	1,748	3,257
Provision for income taxes	4,284	6,804	8,011	10,967
Depreciation and amortization	7,894	7,963	15,897	15,923
Share-based compensation expense	1,407	1,270	3,313	3,227
Acquisition-related expense (benefit), net	197	(75)	591	(971)
Severance	160	320	425	379
Foreign exchange (gain) loss	(519)	163	(1,044)	455
Adjusted EBITDA	$21,621	$29,205	$42,807	$51,534

Note About Non-GAAP Measures

Adjusted EBITDA is a performance measure used by management that is not calculated in accordance with U.S. generally accepted accounting principles (GAAP). Adjusted EBITDA is defined in this Report as net income attributable to Mistras Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense, certain acquisition-related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange (gain) loss and, if applicable, certain special items which are noted.

Management uses Adjusted EBITDA as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. Adjusted EBITDA is also used as the basis for a performance evaluation metric for certain of our executive and employee incentive compensation programs.

Later in this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income from operations before special items” is used for each of our three segments and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities and (c) certain non-recurring items. These items have been excluded from the GAAP measure because these expenses and credits are not considered by management to be related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

In the MD&A section "Liquidity and Capital Resources", we use the term free cash flow, a non-GAAP measurement. We define free cash flow as cash provided by operating activities less capital expenditures (which are purchases of property, plant and equipment and of intangible assets and classified as an investing activity). Free cash flow, which does not represent residual cash flow available for discretionary expenditures since items such as debt repayments are not deducted in determining such measures, was $18.5 million for the first six months of fiscal 2017, consisting of $26.0 million of operating cash flow less $7.4 million of capital expenditures. For the comparable period in fiscal 2016, free cash flow was $18.3 million consisting of $26.5 million of operating cash flow less $8.2 million of capital expenditures.

Revenue

Revenues for the three months ended November 30, 2016 were $176.6 million, a decrease of $18.1 million, or 9%, compared with the prior year. Revenues for the six months ended November 30, 2016 were $345.1 million, a decrease of $29.6 million, or 8%, compared with the prior year.

Revenues by segment for the three months ended November 30, 2016 and November 30, 2015 were as follows:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	($ in thousands)		($ in thousands)
Revenues
Services	$132,418	$150,463	$259,108	$287,868
International	42,230	38,425	79,748	75,284
Products and Systems	6,686	7,791	12,853	16,477
Corporate and eliminations	(4,692)	(1,893)	(6,624)	(4,990)
	$176,642	$194,786	$345,085	$374,639

Three Months

In the second quarter of fiscal 2017, Services segment revenues decreased 12% due to a low double digit organic decline, offset by a small amount of acquisition growth. Products and Systems segment revenues decreased by 14% driven by lower sales volume. International segment revenues increased by 10%, driven by mid-teens organic growth, offset by a mid-single digit unfavorable impact of foreign exchange rates.

Oil and gas revenues comprised approximately 54% and 53% of total Company revenues in the second quarters of fiscal 2017 and fiscal 2016, respectively. The Company’s top ten customers comprised approximately 37% and 36% of total revenues in the second quarter of fiscal 2017 and fiscal 2016, respectively. One customer, BP plc., accounted for approximately 12% of our total revenues for the second quarter of fiscal 2017. No customer accounted for more than 10% of our revenues in the second quarter of fiscal 2016.

Six Months

In the first six months of fiscal 2017, Services segment revenues decreased 10% due to a low double digit organic decline, offset by a small amount of acquisition growth. Products and Systems segment revenues decreased by 22% driven by lower sales volume. International segment revenues increased by 6% due to high single digit organic growth, offset by mid-single digit unfavorable impact of foreign exchange rates.

Oil and gas revenues comprised approximately 55% and 54% of total Company revenues for the first six months of fiscal 2017 and fiscal 2016, respectively. The Company’s top ten customers comprised approximately 37% and 33% of total revenues in the first six months of fiscal 2017 and fiscal 2016, respectively. One customer, BP plc., accounted for approximately 13% of our total revenues for the first half of fiscal 2017. No customer accounted for more than 10% of our revenues in the first half of fiscal 2016.

Gross Profit

Gross profit decreased by $4.8 million, or 9%, in the second quarter of fiscal 2017, on a sales decline of 9%. Gross profit decreased by $6.1 million, or 6%, in the first six months of fiscal 2017, on a sales decline of 8%.

Gross profit by segment for the three and six months ended November 30, 2016 and November 30, 2015 was as follows:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	($ in thousands)		($ in thousands)
Gross profit
Services	$34,184	$41,118	$68,629	$77,687
% of segment revenue	25.8%	27.3%	26.5%	27.0%
International	14,837	12,106	27,224	22,886
% of segment revenue	35.1%	31.5%	34.1%	30.4%
Products and Systems	3,230	3,833	6,326	7,755
% of segment revenue	48.3%	49.2%	49.2%	47.1%
Corporate and eliminations	(175)	(132)	(47)	(129)
	$52,076	$56,925	$102,132	$108,199
% of total revenue	29.5%	29.2%	29.6%	28.9%

Three months

As a percentage of revenues, gross profit was 29.5% and 29.2% for the second quarters of fiscal 2017 and 2016, respectively. Service segment gross profit margins decreased to 25.8% in the second quarter of fiscal 2017 compared to 27.3% in the second quarter of fiscal 2016. The 150 basis point decrease was primarily driven by lower sales volume and a less favorable sales mix. International segment gross margins increased to 35.1% in the second quarter of fiscal 2017 compared with 31.5% in the prior year. The 360 basis point increase was due to improvement across our largest country locations, driven by double digit organic growth, improvements in technical labor utilization, sales mix and overhead utilization. Products and Systems segment gross margin decreased by 90 basis points to 48.3% compared with 49.2% in the prior year.

Six months

As a percentage of revenues, gross profit was 29.6% and 28.9% for the first six months of fiscal 2017 and 2016, respectively. Service segment gross profit margins decreased to 26.5% in the first six months of fiscal 2017 compared to 27.0% in the first six months of fiscal 2016. The 50 basis point decrease was primarily driven by lower sales volume and a less favorable sales mix. International segment gross margins increased to 34.1% in the first six months of fiscal 2017 compared with 30.4% in the prior year. The 370 basis point increase was due to improvement across our largest country locations, driven by organic revenue growth, improvements in technical labor utilization, sales mix and overhead utilization. Products and Systems segment gross margin improved by 210 basis points to 49.2% compared with 47.1% in the prior year.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three operating segments, the Corporate segment and for the Company in total:

	Three months ended		Six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
	($ in thousands)		($ in thousands)
Services:
Income from operations	$12,172	$18,815	$24,641	$34,214
Severance costs	34	$188	77	188
Acquisition-related expense (benefit), net	19	337	364	(593)
Income before special items	12,225	19,340	25,082	33,809
International:
Income from operations	6,717	3,971	11,375	5,789
Severance costs	112	115	201	174
Acquisition-related expense (benefit), net	11	(487)	21	(457)
Income before special items	6,840	3,599	11,597	5,506
Products and Systems:
Income from operations	152	1,055	289	2,239
Severance costs	14	17	14	17
Acquisition-related expense (benefit), net	—	—	—	—
Income before special items	166	1,072	303	2,256
Corporate and Eliminations:
Loss from operations	(6,533)	(4,272)	(12,641)	(9,741)
Severance costs	—	—	133	—
Acquisition-related expense (benefit), net	167	75	206	79
Loss before special items	(6,366)	(4,197)	(12,302)	(9,662)
Total Company
Income from operations	$12,508	$19,569	$23,664	$32,501
Severance costs	$160	$320	$425	$379
Acquisition-related expense (benefit), net	$197	$(75)	$591	$(971)
Income before special items	$12,865	$19,814	$24,680	$31,909

Three months
For the three months ended November 30, 2016, income from operations (GAAP) decreased $7.1 million, or 36%, compared with the prior year’s second quarter, and income before special items (non-GAAP) decreased $6.9 million, or 35%. As a percentage of revenues, income before special items decreased by 290 basis points to 7.3% in the second quarter of fiscal 2017 from 10.2% in the second quarter of fiscal 2016.

Operating expenses increased $2.2 million compared with the prior year’s second quarter, driven by $2.1 million increase in recurring expenses and an increase in special items of $0.1 million. The recurring expenses were primarily driven by a $1.4 million increase in professional fees and personnel for the Corporate segment compared to the second quarter of fiscal 2016. Services, International and the Products and Systems segments were flat from the second quarter of fiscal 2017 to fiscal 2016.

Six months

For the six months ended November 30, 2016, income from operations (GAAP) decreased $8.8 million, or 27%, compared with the prior year, and income before special items (non-GAAP) decreased $7.2 million, or 23%. As a percentage of revenues, income before special items decreased by 130 basis points to 7.2% in the first six months of fiscal 2017 from 8.5% in the first six months of fiscal 2016.

Operating expenses increased $2.8 million compared with the prior year’s first six months, driven by a $1.2 million increase in recurring expenses and a $1.6 million increase in special items, which was primarily due to acquisition-related expense. The recurring expenses were primarily driven by a $2.0 million increase in professional fees and personnel for the Corporate segment, which was offset by the International segment, which decreased $1.8 million, primarily due to foreign currency gains. The Services and the Products and Systems segments were flat for the first six months of fiscal 2017 to fiscal 2016.

Interest Expense

Interest expense was approximately $0.9 million and $1.3 million for the second quarters of fiscal 2017 and 2016, respectively. Interest expense was approximately $1.7 million and $3.3 million for the first six months of fiscal 2017 and 2016, respectively. These decreases were primarily related to the repayment of seller notes related to acquisitions.

Income Taxes

The Company’s effective income tax rate was approximately 37% for the second quarters of fiscal 2017 and 2016. The Company's effective tax rate was approximately 37% and 38% for the first six months of fiscal 2017 and 2016, respectively. The decrease was primarily due to the impact of favorable discrete items.

Liquidity and Capital Resources

Cash Flows Table

Cash flows are summarized in the table below:

	Six months ended
	November 30, 2016	November 30, 2015
	($ in thousands)
Net cash provided by (used in):
Operating activities	$25,969	$26,524
Investing activities	(15,042)	(9,623)
Financing activities	(4,344)	(16,644)
Effect of exchange rate changes on cash	(1,510)	(233)
Net change in cash and cash equivalents	$5,073	$24

Cash Flows from Operating Activities

During the six months ended November 30, 2016, cash provided by operating activities was $26.0 million, a decrease of $0.6 million, or 2%. The decrease was primarily attributable to the timing of collections, accrued expenses and other payables.

Cash Flows from Investing Activities

During the six months ended November 30, 2016, cash used in investing activities was $15.0 million, compared with a cash outflow of $9.6 million in the comparable period of the prior year. The first six months of fiscal 2017 included $8.2 million outflow related to acquisitions, compared with $1.7 million for the comparable period in fiscal 2016. Cash used for capital expenditures was $7.4 million and $8.2 million in the first six months of fiscal 2017 and 2016, respectively.

Cash Flows from Financing Activities

Net cash used by financing activities was $4.3 million for the six months ended November 30, 2016, which was primarily for the repurchase of $7.0 million of the Company's stock under its stock repurchase plan. For the comparable period in fiscal 2016, the Company utilized most of the $18.3 million of free cash flow to reduce its debt and capital lease obligations by $15.2 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net reduction of $1.5 million in the first six months of fiscal 2017, compared to $0.2 million for the first six months of fiscal 2016, primarily driven by exchange rates for fiscal 2017, notably the impact of the United Kingdom's exit from the European Union.

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

As of November 30, 2016, we had cash and cash equivalents totaling $26.3 million and available borrowing capacity of $81.3 million under our Credit Agreement with borrowings of $88.0 million and $5.7 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of November 30, 2016, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2016 Annual Report.

Off-balance Sheet Arrangements

During the six months ended November 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial

Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

See Note 12 - Commitments and Contingencies to the condensed consolidated financial statements included in this report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2016 Annual Report except as set forth in Note 12.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter pursuant to the surrender of shares by employees to satisfy the minimum tax withholding obligations in connection with the vesting of restricted stock units as well as shares from the Company's share repurchase plan.

Fiscal Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2016	33,315	$24.56	—	$50,000,000
October 31, 2016	239,763	$21.55	231,483	$45,004,530
November 30, 2016	98,721	$20.89	95,980	$43,004,307

(1) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $50.0 million for the purchase of the Company's common stock. On August 17, 2016, the Company entered into an agreement with its founder, Chairman and Chief Executive Officer, Dr. Sotirios Vahaviolos, which provides for the Company to repurchase up to 1 million shares of its common stock from Dr. Vahaviolos. The amounts in this column include purchases from Dr. Vahaviolos of 85,234 shares in October and 95,980 shares in November.

ITEM 3.                                                Defaults Upon Senior Securities

None.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

ITEM 5.                                                Other Information

None.

ITEM 6.                                                Exhibits

Exhibit No.	Description

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

Date: January 10, 2017