Form 10-KT
period 2016-12-31
Mistras Group, Inc.
filed 2017-03-20
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2016 to December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2016, based upon the closing price of the common stock as reported by New York Stock Exchange on such date was approximately $408.4 million.

As of March 8, 2017, the Registrant had 28,671,636 shares of common stock outstanding and 587,346 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2016. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

MISTRAS GROUP, INC.
TRANSITION REPORT ON FORM 10-K

ITEM 1.                                                BUSINESS

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

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

The following discussions should be read in conjunction with the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Transition Period

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. The transition period for this Transition Report on Form 10-K is for the seven months ended December 31, 2016 (which we sometimes refer to in the Transition Report as the "transition period").

In this Transition Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended May 31, 2016 is referred to as “fiscal 2016,” May 31, 2015 is referred to as "fiscal 2015" and May 31, 2014 is referred to as "fiscal 2014," as if we had not changed our fiscal year to a calendar year on January 3, 2017 (effective December 31, 2016).

Our Business

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT) and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services,  proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking and research and engineering institutions. As of December 31, 2016, we had approximately 5,600 employees, in approximately 120 offices across 14 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

•
full range of engineering consulting services to the downstream and renewable energy sectors that includes plant operations support covering both process and equipment technologies; project planning, management and execution; expert testimony and technical training; and

•
mechanical services, including wind turbine repairs and maintenance and ultra-high pressure water blasting in place of sand blasting, used for both off shore oil & gas platforms and land based refinery and chemical fixed equipment. NDT inspection services are offered while in post cleaning mode.

Our labs hold a wide variety of certifications that allow them to perform inspections to meet or exceed stringent regulatory requirements, such as: NADCAP, AS9100/ISO-9001, FAA Repair Station and ITAR/EAR. With these certifications comes a comprehensive range of approvals from prime contractors of major projects, the military, and internationally renowned products and systems manufacturers from aerospace to nuclear energy; transportation to petrochemical industries.

We offer our customers a customized package of services, products and systems, or our enterprise software and other niche high-value products on a stand-alone basis. For example, customers can purchase most of our sensors and accompanying software to integrate with their own systems, or they can purchase a complete turn-key solution, including installation, monitoring and assessment services. Importantly, we do not sell certain of our advanced and proprietary software and other products as stand-alone offerings; instead, we embed them in our comprehensive service offerings to protect our investment in intellectual property while providing an added value which generates a substantial source of recurring revenues. Mechanical services are still a small part of our business, and we are careful not to provide any such services that conflict with our inspection services.

We generated revenues of $404.2 million and net income of $9.6 million for the transition period ended December 31, 2016. We generated revenues of $719.2 million, $711.3 million and $623.5 million and net income of $24.7 million, $16.1 million and $22.5 million for fiscal 2016, 2015 and 2014, respectively. For the transition period ended December 31, 2016 and fiscal 2016, we generated approximately 73% and 77% , respectively, of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 37%, 36%, 33% and 38% of our revenues during the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively.

Asset Protection Industry Overview

The asset protection industry consists of NDT inspection, DT inspection, PdM and MI services and inspection data management and analysis. NDT plays a crucial role in assuring the operational and structural integrity and reliability of critical infrastructure without compromising the usefulness of the tested materials or equipment. The evolution of NDT services, in combination with broader industry trends, including increased asset utilization and aging of infrastructure, includes the desire by owners to extend the useful life of their existing infrastructure, new construction projects, enhanced government regulation and the shortage of certified NDT professionals, have made NDT an integral and increasingly outsourced part of many asset-intensive industries. The industry has progressed such that end users are actively seeking firms that can provide asset protection solutions to both in and out of service issues.

Historically, NDT solutions used qualitative testing methods aimed primarily at detecting defects in the tested materials, also referred to as traditional NDT. The traditional NDT market had been highly fragmented, with a significant number of small vendors providing inspection services to divisions of companies or local governments situated in close proximity to the vendor’s field inspection engineers and technicians. The trend has progressed over the past several years, however, for customers to engage a select few vendors capable of providing a wider spectrum of asset protection solutions for global infrastructure. This shift in underlying demand, which began in the early 1990s and has accelerated more recently, has contributed to a transition from traditional NDT solutions to more advanced solutions that employ automated digital sensor technologies and accompanying enterprise software, allowing for the effective capture, storage, analysis and reporting of inspection and engineering results electronically and in digital formats. These advanced techniques, taken together with advances in wired and wireless communication and information technologies, have further enabled the development of remote monitoring systems, asset-management and predictive maintenance capabilities and other data analytics and management. We believe that as advanced asset protection solutions continue to gain acceptance and the technology becomes more and more reliable, those vendors offering broad, complete and integrated solutions, scalable operations and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, that leads to the opportunity to create significant recurring revenues.

We believe the following represent key dynamics of the asset protection industry:

•
Extending the Useful Life of Aging Infrastructure. The prohibitive cost and challenge of building new infrastructure has resulted in the significant aging of existing infrastructure and caused companies to seek ways to extend the useful life of existing assets. For example, due to the significant cost associated with constructing new refineries, stringent environmental regulations which have increased the costs of managing them and difficulty in finding suitable locations on which to build them, only one new refinery has been constructed in the United States since 1976. Another example is in the area of power transmission and distribution. The Smart Grid initiative in the United States is causing increased loading on aging transformers that are more than 40 years old in many cases. The need to test and monitor these units to ensure their reliability until replacement is instrumental in support of a reliable Smart Grid network. Because aging infrastructure requires relatively higher levels of maintenance and repair in comparison to new infrastructure, as well as more frequent, extensive and ongoing testing, companies and public authorities continue to spend on asset protection solutions to ensure the operational and structural integrity of existing infrastructure.

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

•
Increasing Asset and Capacity Utilization. Due to the high repair and replacement costs and the limited construction of new infrastructure, existing infrastructure in some of our target markets has experienced high usage, causing increased stress and fatigue that accelerates deterioration. These dynamic costs also motivate our customers to complete repairs, maintenance, replacements and upgrades more quickly. For example, increasing demand for refined petroleum products, combined with high plant utilization rates, is driving refineries to upgrade facilities to make them more efficient and expand capacity. In order to sustain high capacity utilization rates, customers are increasingly using asset protection solutions to efficiently ensure the integrity and safety of their assets. Implementation of asset protection solutions can also lead to increased productivity as a result of reduced maintenance-related downtime.

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

•
Meeting Safety Regulations. Owners and operators of infrastructure assets increasingly face strict government regulations and safety requirements. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by Occupational Safety and Health Administration (OSHA), U.S. DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) and other regulators, higher insurance premiums and tarnished corporate brand value. There have been several industrial accidents, including explosions and fires, in recent years. These accidents created significant damage to the reputation of refineries and Pipeline Operators, and coupled with concern by owners, led OSHA/PHMSA to strengthen process safety enforcement standards with the continued implementation of the National Emphasis Program (NEP) that also extends to chemical plants for compliance with applicable regulations. As a result, these owners and operators are seeking highly reliable asset protection suppliers with a proven track record of providing asset protection services, products and systems to assist them in meeting these increasingly stringent regulations.

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

•
Offering Complementary Mechanical Services. We believe that owners of capital assets will increasingly look for a single vendor who can provide mechanical services that are complementary to inspection services, such as removing insulation in order to inspect piping, then reinstalling insulation.

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

•
Growth in U.S. energy production- While crude oil production slowed in the first quarter of calendar 2016 from record highs in 2015 at 9.4 million barrels per day (bbl/d) domestic production is still significantly higher than pre-2015 levels according to the EIA. Although tailing off slightly, production estimates for the year 2016 is predicted to level off around 9 million bbl/d.

•
High demand for U.S. Natural Gas - According to the EIA, demand for natural gas remains high resulting from the fact that the U.S. is experiencing record low pricing for natural gas since the middle of calendar 2015. New construction starts, based on Natural Gas feedstock, continue on an upwards trend fueled by the power and industrial markets.

•
The United States is continuing its trend from being a net importer of natural gas to a net exporter by the end of calendar 2017. Several facilities have already begun operations in support of the export process, with more capital expenditures planned for the coming years.

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
Revenue by Target Market

The following chart represents the percentage of consolidated revenues we generated from our various markets for the transition period ended December 31, 2016:

Mistras Revenues by Target Market
(Transition Period)

Oil and Gas

Because oil, gas, and to a less extent, coal are expected to continue to be the primary energy sources, the energy industry will have to continue providing these fuels to meet demand. With aging infrastructure and growing capacity constraints, asset protection continues to be an indispensable tool in maintenance planning, quality control and prevention of catastrophic failure in refineries and petrochemical plants. Recent low oil and lower fossil fuel input prices have placed additional pressure on industry participants to increase capacity, focus on production efficiency and cost reductions and shorten shut-down time or “turnarounds.” Asset protection solutions are used for both off-stream inspections, or inspection when the tested infrastructure is shut-down, and increasingly, on-stream inspections, or inspection when the tested infrastructure is operating at normal levels. While we expect off-stream inspection of vessels and piping during a plant shut-down or turnaround to remain a routine practice by companies in these industries, we expect the areas of greatest future growth to occur as a result of on-stream inspections and monitoring of facilities, such as offshore platforms, transport systems and oil and gas pipeline transmission lines, because of the substantial lost revenues from shutting them down. On-stream inspection enables companies to avoid the costs associated with shutdowns during testing while enabling the economic and safety advantages of advanced planning or predictive maintenance.

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

Aerospace and Defense

The operational safety, reliability, structural integrity and maintenance of aircraft and associated products is critical to the aerospace and defense industries. Industry participants increasingly use asset protection solutions to perform inspections upon delivery, and also periodically employ asset protection solutions during the operational service of aircraft, using advanced ultrasonic immersion systems or digital radiography in order to precisely detect structural defects. Industry participants also use asset protection solutions for the inspection of advanced composites found in new classes of aircraft, x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures, corrosion detection and on-board monitoring of landing gear and other critical components. We expect increased demand for our solutions including our destructive testing business from the aerospace industry to result from wider use of advanced composites and distributed on-line sensor networks and other embedded analytical applications built into the structure of assets to enable real-time performance monitoring and condition-based maintenance. We serve this rapidly growing target market by providing our state of the art fully integrated inspection systems to original equipment manufacturers (OEMs). For the OEM that prefers to outsource this inspection, we provide a full range of in-house services through our various regional facilities. These facilities have obtained numerous accreditations and certifications required to meet the stringent inspection criteria that the aerospace industry demands.

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

•
Deep Domain Knowledge and Extensive Industry Experience. In the field of asset protection, we have long and extensive experience and have accumulated vasts amount of data and knowledge. We have gained this through our industry leadership in developing advanced asset protection solutions, including acoustic emission testing for non-intrusive on-line monitoring of storage tanks and pressure vessels, bridges and transformers, portable corrosion mapping, ultrasonic testing (UT) systems, on-line plant asset integrity management with sensor fusion, enterprise software solutions for plant-wide and fleet-wide inspection data archiving and management, advanced and thick composites inspection and ultrasonic phased array inspection of thick wall boilers.

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

•
Increase [Revenues from] [Services to] Our Existing Customers. Many of our customers are multinational corporations with asset protection requirements from multiple divisions at multiple locations across the globe. Currently, we believe we capture a relatively small portion of their overall expenditures. We believe our superior services, products and systems, combined with the trend of outsourcing asset protection solutions to a small number of trusted service providers, position us to significantly expand both the number of divisions and locations that we serve as well as the types of solutions we provide. We strive to be the preferred global partner for our customers and aim to become the single source provider for their asset protection solution requirements.

•
Add New Customers in Existing Target Markets. Our current customer base represents a small fraction of the total number of companies in most of our target markets with asset protection requirements. Our scale, scope of products and services and expertise in creating technology-enabled solutions have allowed us to build a reputation for high-

quality and have increased customer awareness about us and our asset protection solutions. We intend to leverage our reputation and solutions offerings to win new customers within our existing target markets, especially as asset protection solutions are adopted internationally. We intend to continue to leverage our competitive strengths to win new business as customers in our existing target markets continue to seek a single source and trusted provider of advanced asset protection solutions.

•
Continue to Expand Our Customer Base into New End Markets. We believe we have significant opportunities to expand our customer base in relatively new end markets, including nuclear, wind turbine and other alternative energy and natural gas transportation industries. The expansion of our addressable markets is being driven by the increased recognition and adoption of asset protection services, products and systems, and new NDT technologies enabling further applications in industries such as healthcare and compressed and liquefied natural gas transportation, and the aging of infrastructure, such as construction and loading cranes and ports, to the point where visual inspection has proven inadequate and new asset protection solutions are required. We expect to continue to expand our global sales organization, grow our inspection data management and data mining services and find new high-value applications. As companies in these emerging end markets realize the benefits of our asset protection solutions, we expect to expand our leadership position by addressing customer needs and winning new business.

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

Our Segments

The Company has three operating segments:

•
Services. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, consisting primarily of non-destructive testing, and inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Our Services

Our Services segment provides a range of testing and inspection services to a diversified customer base across energy-related, industrial and public infrastructure industries. We either deploy our services directly at the customer’s location or through our own extensive network of field testing facilities. Our footprint allows us to provide asset protection solutions through local offices in close proximity to our customers, permitting us to keep response time, and travel, living and per diem costs to a minimum, while maximizing our ability to develop meaningful, collaborative customer relationships. Examples of our comprehensive portfolio of services include: testing components of new construction as they are built or assembled; providing corrosion monitoring data to help customers determine whether to repair or retire infrastructure; providing material analysis to ensure the integrity of infrastructure components; and supplying non-invasive on-stream techniques that enable our customers to pinpoint potential problem areas prior to failure. In addition, we also provide services to assist in the planning and scheduling of resources for repairs and maintenance activities. Our experienced inspection professionals perform these services, supported by our advanced proprietary software and hardware products. We are also looking to expand our capabilities to offer mechanical services that are complementary to our inspection services. Examples of our services are discussed below.

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

Our Products and Systems

We provide a range of acoustic emission (AE) products and are a leader in the design and manufacture of AE sensors, instruments and turn-key systems used for monitoring and testing materials, pressure components, processes and structures. Though we principally sell our products as a system, which includes a combination of sensors, an amplifier, signal processing electronics, knowledge-based software and decision and feedback electronics, we can also sell these as individual components to certain customers that have the in-house expertise to perform their own services. Our sensors “listen” to structures and materials to detect real-time AE activity and to determine the presence of active corrosion, crack propagation and other structural flaws in the inspected materials. Such structures include pressure vessels, storage tanks, heat exchangers, piping, turbine blades and reactors.

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

We provide a wide array of digital radiographic systems to solve specific industrial problems, including Computed Radiography (CR), Real-Time Radiography (RTR), Direct Radiography (DR), and Computed Tomography (CT). Digital Radiography is one of the newer forms of radiographic imaging. Thickness profiles of piping systems, both insulated and un-insulated, are performed using computed radiography, while large production runs of smaller parts are inspected using direct radiography. Real time radiography is utilized for large “real time” inspections of insulated piping systems to identify areas of pipe degradation.

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

Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. One customer, BP plc., accounted for approximately 12% and 10% of our total revenues for the transition period ended December 31, 2016 and fiscal 2016, respectively. No customer accounted for more than 10% of our revenues in fiscal 2015 or 2014.

Geographic Areas

We conduct our business in 14 different countries. Our revenues are primarily derived from our U.S., Canadian and European operations. See Note 19 — Segment Disclosure to the consolidated financial statements in this report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

Seasonality

Our business is seasonal. This seasonality relates primarily to our Services segment. U.S. refineries’ non-peak periods are generally in the fall, when they are retooling to produce more heating oil for winter, and in the spring, when they are retooling to produce more gasoline for summer. The peak periods for these customers are the summer and winter months because they are running at peak capacity and are not retooling and not performing turnarounds or shut downs. As a result, our revenues in the summer and winter months are typically lower than our revenues in the fall and spring because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the fall and spring, our cash flows are lower in those quarters than in the summer and winter, as collections of receivables lag behind revenues. We expect that this seasonality will continue.

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

As of December 31, 2016, we held 6 patents (by direct ownership or exclusive licensing), all in the United States, which will expire at various times between 2017 and 2026, and license certain other patents. However, we do not principally rely on these patents or licenses to provide our proprietary asset protection solutions. Our trademarks and service marks provide us and our products and services with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.

As of December 31, 2016, the primary trademarks and service marks that we held in the United States included Mistras® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include PCMS®, Physical Acoustics Corporation and the PAC logo, Ropeworks®, NOESIS, Pocket AE®, Pocket UT®, AEwin®, AEwinPost, UTwin®, UTIA, LST, Vibra-Metrics®, Field CAL®, MONPAC, PERFPAC, TANKPAC® , Valve-Squeak®,VPAC, POWERPAC, Sensor Highway, QSL, NDT Automation, and One Source for Asset Projection Solutions®.

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

We work with customers to develop new products or applications for our technology. Research and development expenses are reflected on our consolidated statements of income as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $1.6 million, $2.5 million, $2.5 million and $3.0 million for the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. We also have paid research contracts in Greece, Brazil, France, the United Kingdom, and the Netherlands, for various industries and applications, including testing of new composites, detecting crack propagation and wireless and communications technologies, as well as the development of permanently embedded inspection systems using acoustic emission and acousto-ultrasonics to provide continuous on-line in-service full coverage monitoring of critical structural components. Most of the projects are in our target markets; however, a few of the projects could lead to other future market opportunities.

Employees

Providing our asset protection solutions requires a highly-skilled and technically proficient employee base. As of December 31, 2016, we had approximately 5,600 employees worldwide, of which approximately 65% were based in the United States. Less than 10% of our employees in the United States are unionized. We believe that we have good relations with our employees.

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

We received a notice in May 2015 that the U.S. Environmental Protection Agency (“EPA”) performed a preliminary assessment of a leased facility we operate in Cudahy, California. Based upon the preliminary assessment, the EPA conducted an investigation of the site. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. We have been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of our Cudahy facility should be examined along with numerous other sites in the vicinity. At this time, we are not able to determine whether we have any liability in connection with this matter and if so, the amount or range of any such liability.

Our Website and Available Information

Our website address is www.mistrasgroup.com. We file reports with the SEC, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Proxy Statements. All of the materials we file with or furnish to the SEC are available free of charge on our website at http://investors.mistrasgroup.com/sec.cfm, as soon as reasonably practicable after having been electronically submitted to the SEC. Information contained on or connected to our website is not incorporated by reference into this Transition Report on Form 10-K and should not be considered part of this report or any other filing with the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov. In addition, materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers

The following are our executive officers and other key employees as of December 31, 2016 and their background and experience:

Name	Age	Position
Dr. Sotirios J. Vahaviolos	70	Chairman, Chief Executive Officer and Director
Dennis Bertolotti	57	President and Chief Operating Officer
Michael C. Keefe	59	Executive Vice President, General Counsel and Secretary
Michael J. Lange	56	Vice Chairman, Senior Executive Vice President of Global Business Development, Marketing & Strategic Planning, and Director
Jonathan H. Wolk	55	Senior Executive Vice President, Chief Financial Officer and Treasurer

Dr. Sotirios J. Vahaviolos has been our Chairman and Chief Executive Officer since he founded Mistras in 1978 under the name Physical Acoustics Corporation and until June 1, 2016, was also our President. Prior to joining Mistras, Dr. Vahaviolos worked at AT&T Bell Laboratories. Dr. Vahaviolos received a B.S. in Electrical Engineering and graduated first in his engineering class from Fairleigh Dickinson University and received Masters Degrees in Electrical Engineering and Philosophy and a Ph.D. (EE) from the Columbia University School of Engineering. During Dr. Vahaviolos’ career in non-destructive testing, he has been elected Fellow of The Institute of Electrical and Electronics Engineers, a member of The American Society for Nondestructive Testing (ASNT) where he served as its President from 1992-1993 and its Chairman from 1993-1994, a member of Acoustic Emission Working Group (AEWG) and an honorary life member of the International Committee for Nondestructive Testing. Additionally, he was the recipient of ASNT’s Gold Medal in 2001 and AEWG’s Gold Medal in 2005. He was also one of the six founders of NDT Academia International in 2008 headquartered in Brescia, Italy.

Dennis Bertolotti joined Mistras when Conam Inspection Services was acquired in 2003, where Mr. Bertolotti was a Vice President at the time of the acquisition. Since then, Mr. Bertolotti has had increasing levels of responsibility with Mistras, and became our President and Chief Operating Officer, effective June 1, 2016. Mr. Bertolotti has been in the NDT business for over

30 years, and previously held ASNT Level III certifications and various American Petroleum Institute, or API, certifications, and received his Associate of Science degree in NDT from Moraine Valley Community College in 1983. Mr. Bertolotti has also received a Bachelor of Science and MBA from Otterbein College.

Michael C. Keefe joined Mistras in December 2009. Prior to joining Mistras, Mr. Keefe worked at International Fight League, a publicly-traded sports promotion company, from 2007 until 2009, in various executive positions. From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary. Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

Michael J. Lange joined Mistras when we acquired Quality Services Laboratories in November 2000, and was elected a Director in 2003. Mr. Lange has held various executive level positions with Mistras, becoming Vice Chairman in July 2015 and Senior Executive Vice President, effective June 1, 2016. Mr. Lange is a well-recognized authority in Radiography and has held an ASNT Level III Certificate for almost 20 years. Mr. Lange received an Associate of Science degree in NDT from the Spartan School of Aeronautics in 1979.

Jonathan H. Wolk joined Mistras in November 2013 as Executive Vice President, Chief Financial Officer and Treasurer, and became Senior Executive Vice President, effective June 1, 2016. Prior to joining Mistras, he served as Senior Vice President, Chief Financial Officer and Secretary of American Woodmark Corporation from 2004 until August 2013. Prior to American Woodmark, he served as the Chief Financial Officer and Treasurer of Tradecard, Inc., from 2000 to 2004, and was the global controller of GE Capital Real Estate from 1998 to 2000. Mr. Wolk started his career in public accounting at KPMG, received his B.S. in accounting from State University of New York-Albany and is a certified public accountant.

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

ITEM 1A.                                       RISK FACTORS

This section describes the major risks to us, our business and our common stock. You should carefully read and consider the risks described below, together with the other information contained in this Transition Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”(MD&A) before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks actually occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all risk factors that could impact us. Accordingly, you should not consider the following to be a complete discussion of all risks and uncertainties pertaining to us and our common stock.

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

For the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, we generated approximately 36%, 28%, 31% and 35% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, the United Kingdom, France and Brazil. We also have operations in the Netherlands, India and Belgium. There are numerous risks inherent in doing business in international markets, including:

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

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 55%, 56%, 52% and 49% of our revenues for the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive approximately half of our revenues from this industry. While our services are vital to the operators of plants and refineries, economic slowdowns or reductions in oil prices could result in cutbacks in contracts for our services. In addition, the continuation of low oil prices could depress the level of new exploration and construction, which would adversely affect our market opportunities. If the oil and gas industry were to continue its downturn trend, our revenues, profits and cash flows may be reduced. While we continue to expand our market presence in the power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns.

We expect to continue expanding and our success depends on how effectively we manage our growth.

We expect to continue experiencing growth in the number of employees and the scope of our operations over the long-term. To effectively manage our anticipated future growth, we must continue to implement and improve our managerial, operational, compliance, financial and reporting systems and capabilities, expand our facilities and continue to recruit and train additional qualified personnel. We expect that all of these measures will require significant expenditures and will demand the attention of management. Failure to manage our growth effectively could lead us to over or under-invest in technology and operations, result in weaknesses in our infrastructure, systems, compliance programs or controls, give rise to operational mistakes, loss of business opportunities, the loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our profit margins may suffer, our revenues could decline or may grow more slowly than expected and we may be unable to implement our business strategy as anticipated.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers. For instance, various divisions or business units of our largest customer were responsible for approximately 10% of our revenues for fiscal 2016. Taken as a group, our top ten customers were responsible for approximately 37%, 36%, 33% and 38% of our revenues for the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 70% of our revenues for the transition period ended December 31, 2016 and each of the last three fiscal years and these customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages. The demand for such employees fluctuates as the demand for NDT and inspection services fluctuate. There is currently a reduced demand for technicians because of a slowdown of spending in the oil and gas industry. However, if the demand for qualified technicians increases, we will likely experience increased labor costs. The markets for our products and services require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the American Petroleum Institute. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, preventing us from growing our business or causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

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

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, ranging from severe weather conditions to acts of war and terrorism. Any such events could cause a serious business disruption that reduces our customers’ need or interest in purchasing our asset protection solutions. For example, significant wild fires in the Fort McMurray vicinity in Canada resulted in a reduction in revenue and earnings for our Canadian operations in the fourth quarter of fiscal 2016. In the past, such events have resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not then operational or available. A large portion of our customer base has operations in the Gulf of Mexico, which is subject to hurricanes. Hurricane-related disruptions to our customers’ operations have adversely affected our revenues in the past. Such events in the future may result in substantial delays in the provision of solutions to our customers and the loss of valuable equipment. In addition, our results can be adversely impacted by severe winter weather conditions, which can result in lost work days and temporary closures of customer facilities or outdoor projects.  Any cancellations, delays or losses due to such events may significantly reduce our revenues and harm our operating performance.

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

As of December 31, 2016, the carrying amount of our goodwill was approximately $170 million, of which approximately $33 million relates to our International segment. A significant portion of our international operations are concentrated in Europe and Brazil. Significant deterioration in industry or economic conditions in which we operate, disruptions to our business, not effectively integrating acquired businesses, or other factors, may cause impairment charges to goodwill in future periods.

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

The seasonal nature of our business reduces our revenues and profitability in the winter and summer.

Our business, primarily in our Services segment, is seasonal. The fall and spring revenues for our Services segment are typically higher than our revenues in the winter and summer because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. For instance, U.S. refineries’ non-peak periods are generally in the fall, when they are retooling to produce more heating oil for winter, and in the spring, when they are retooling to produce more gasoline for summer. As a result of these trends, we generally have reduced cash flows in our fall and spring quarters, as collections of receivables lag behind revenues, possibly requiring us to borrow under our credit agreement. In addition, most of our operating expenses, such as employee compensation and property rental expense, are relatively fixed over the short term. Moreover, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. We expect that the impact of seasonality will continue.

Our business, and the industries we currently serve, are currently subject to governmental regulation, and may become subject to modified or new government regulation that may negatively impact our ability to market our asset protection solutions.

We incur substantial costs in complying with various government regulations and licensing requirements. For example, the transportation and overnight storage of radioactive materials used in providing certain of our asset protection solutions such as radiography are subject to regulation under federal and state laws and licensing requirements. Our Services segment is currently licensed to handle radioactive materials by the U.S. Nuclear Regulatory Commission (NRC) and over 20 state regulatory agencies. If we allegedly fail to comply with these regulations, we may be investigated and incur significant legal expenses associated with such investigations, and if we are found to have violated these regulations, we may be fined or lose one or more of our licenses or permits, which would prevent or restrict our ability to provide radiography services. In addition, while we are investigated, we may be required to suspend work on the projects associated with our alleged noncompliance, resulting in loss of profits or customers, and damage to our reputation. Many of our customers have strict requirements concerning safety or loss time occurrences and if we are unable to meet these requirements it could result in lost revenues. In the future, federal, state, provincial or local governmental agencies may seek to change current regulations or impose additional regulations on our business. Any modified or new government regulation applicable to our current or future asset protection solutions may negatively impact the marketing and provision of those solutions and increase our costs of providing these solutions and have a corresponding adverse effect on our margins.

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

Dr. Sotirios J. Vahaviolos, our Chairman and Chief Executive Officer, owns approximately 43% of our outstanding common stock. As a result, Dr. Vahaviolos effectively controls our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

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

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our second amended and restated certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 28,672,000 shares of common stock were outstanding, net of treasury stock of 587,000 shares as of March 5, 2017. In addition, we have approximately 2,989,000 shares of common stock reserved for issuance related to stock options and restricted stock units that were outstanding as of March 5, 2017. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

As of December 31, 2016, we operated approximately 120 offices in 14 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2016, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Gillette, Wyoming; and Jonquiere, Quebec. Our Services segment utilizes approximately 80 offices throughout North America (including Canada). Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 40 offices including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands, and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock currently trades on the New York Stock Exchange (NYSE) under the ticker symbol “MG.” The following table sets forth for the periods indicated the range of high and low sales prices, based on closing stock price, of our common stock.

	Transition period ended December 31, 2016
Transition period:	High	Low
Quarter ended June 30, 2016 (1)	$25.32	$23.01
Quarter ended September 30, 2016	$25.86	$22.81
Quarter ended December 31, 2016	$26.07	$20.04

(1) The first quarter of the transition period ended December 31, 2016 (7-months) included only one month (June 1 - June 30, 2016) as a result of the change in our fiscal year-end.

	Year ended May 31, 2016		Year ended May 31, 2015
	High	Low	High	Low
Quarter ended August 31,	$20.14	$13.88	$25.04	$20.70
Quarter ended November 30,	$21.53	$12.79	$21.55	$15.98
Quarter ended February 28,	$22.59	$18.42	$21.50	$15.87
Quarter ended May 31,	$26.00	$22.02	$19.34	$17.50

Holders of Record

As of March 5, 2017, there were 9 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during December 2016 pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units as well as shares from the Company's share repurchase plan.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2016	92,795	$21.55	92,795	$41,004,574

(1) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $50.0 million for the purchase of the Company's common stock. On August 17, 2016, the Company entered into an agreement with its founder, Chairman and Chief Executive Officer, Dr. Sotirios Vahaviolos, which provides for the Company to repurchase up to 1 million shares of its common stock from Dr. Vahaviolos. The plan with Dr. Vahaviolos is included within the $50.0 million of purchases authorized by our Board of Directors. The amounts in the shares purchased column represent the purchases from Dr. Vahaviolos of 92,795 shares in December 2016.
ITEM 6.                                              SELECTED FINANCIAL DATA

The following table presents selected financial data for the transition period ended December 31, 2016 as well as each of the last five fiscal years. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the audited consolidated financial statements and the notes thereto in Item 8 in this Annual Report.

	For the Transition period ended	For the year ended May 31,
	December 31, 2016 (1)	2016 (2)	2015 (2)	2014 (2)	2013 (3)	2012 (4)
		($ in thousands, except per share data)
Statement of Income Data
Revenues	$404,161	$719,181	$711,252	$623,447	$529,282	$436,875
Gross profit	117,004	203,008	184,733	172,943	148,371	129,690
Income from operations	17,533	43,177	30,353	38,295	27,554	36,098
Net income attributable to Mistras Group, Inc.	$9,568	$24,654	$16,081	$22,518	$11,646	$21,353

Per Share Information:
Weighted average common shares outstanding:
Basic	28,989	28,856	28,613	28,365	28,141	27,839
Diluted	30,125	29,891	29,590	29,324	29,106	28,685
Earnings per common share:
Basic	$0.33	$0.85	$0.56	$0.79	$0.41	$0.77
Diluted	$0.32	$0.82	$0.54	$0.77	$0.40	$0.74

Balance Sheet Data
Cash and cash equivalents	$19,154	$21,188	$10,555	$10,020	$7,802	$8,410
Total assets	469,427	482,675	471,727	443,972	377,997	329,816
Total long-term debt and obligations under capital leases, including current portion	103,466	104,776	132,822	97,563	77,956	59,274
Total Mistras Group, Inc. stockholders’ equity	$270,582	$276,163	$244,819	$242,104	$210,053	$193,012

Cash Flow Data:
Net cash provided by operating activities	$30,259	$68,124	$49,840	$36,873	$43,503	$31,402
Net cash used in investing activities	(17,374)	(16,752)	(49,651)	(38,005)	(45,479)	(37,512)
Net cash (used in) provided by financing activities	(12,869)	(40,378)	2,066	3,262	1,144	2,009

1- Includes pre-tax charges of $2.2 million relating to special items. The impact of these items, net of taxes, on net income and diluted earnings per share was ($1.6) million and ($0.05), respectively.

2 - Includes pre-tax charges (benefits) of $6.0 million in fiscal 2016, $0.1 million in fiscal 2015 and $(2.4) million in fiscal 2014 relating to special items. Net income was (decreased) increased by these items, net of taxes, by ($3.2) million in fiscal

2016, $1.0 million in fiscal 2015 and $2.4 million in fiscal 2014, respectively. The (decrease) increase of these items on diluted earnings per share were ($0.11) in fiscal 2016, $0.03 in fiscal 2015 and $0.08 in fiscal 2014, respectively.

3 - Includes pre-tax charges of $7.8 million relating to: goodwill impairment charge of $9.9 million and acquisition related benefit of ($2.1 million). The impact of these items, net of taxes, on net income and diluted earnings per share was ($8.3) million and ($0.29), respectively.

4 - Includes pre-tax charges of $1.3 million relating to: acquisition related expense of $2.0 million and gain on extinguishment of long-term debt of ($0.7 million). The impact of these items, net of taxes, on net income and diluted earnings per share was ($0.8) million and ($0.03), respectively.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the transition period ended December 31, 2016 and the comparable period ended December 31, 2015 and the fiscal years ended May 31, 2016, 2015 and 2014, respectively, and our financial position as of December 31, 2016, May 31, 2016 and May 31, 2015, respectively. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Transition Report on Form 10-K. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

•	Forward-Looking Statements

•	Overview

•	Consolidated Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Recent Accounting Pronouncements

Historically, our fiscal years ended on May 31. On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year from May 31 to December 31, effective December 31, 2016. In this transition report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal year ended May 31, 2016 is referred to as “fiscal 2016,” May 31, 2015 as "fiscal 2015" and May 31, 2014 as "fiscal 2014"). The transition period is for the seven months ended December 31, 2016.

Forward-Looking Statements

This transition report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act), and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. See “Forward-Looking Statements” at the beginning of Item 1 of this Report.

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

•
Services provides asset protection solutions predominantly in North America, with the largest concentration in the United States, consisting primarily of NDT, inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Given the role our solutions play in ensuring the safe and efficient operation of infrastructure, we have historically provided a majority of our services to our customers on a regular, recurring basis. We serve a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas (downstream, midstream, upstream and petrochemical), power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions. As of December 31, 2016, we had approximately 5,600 employees in approximately 120 offices across 14 countries. We have established long-term relationships as a critical solutions provider to many of the leading companies in our target markets.

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

Consolidated Results of Operations

The following table summarizes our consolidated statements of operations for the transition periods ended December 31, 2016 and 2015:

	For the Transition period ended December 31,
	2016	2015
	($ in thousands)	(unaudited)
Revenues	$404,161	$427,913
Gross profit	117,004	123,190
Gross profit as a % of Revenue	29%	29%
Total operating expenses	99,471	88,092
Operating expenses as a % of Revenue	25%	21%
Income from operations	17,533	35,098
Income from operations as a % of Revenue	4%	8%
Interest expense	2,052	3,672
Income before provision for income taxes	15,481	31,426
Provision for income taxes	5,870	11,627
Net income	9,611	19,799
Less: net income (loss) attributable to noncontrolling interests, net of taxes	43	(15)
Net income attributable to Mistras Group, Inc.	$9,568	$19,814

The following table summarizes our consolidated statements of operations for fiscal 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Revenues	$719,181	$711,252	$623,447
Gross profit	203,008	184,733	172,943
Gross profit as a % of Revenue	28%	26%	28%
Total operating expenses	159,831	154,380	134,648
Operating expenses as a % of Revenue	22%	22%	22%
Income from operations	43,177	30,353	38,295
Income from operations as a % of Revenue	6%	4%	6%
Interest expense	4,762	4,622	3,192
Income before provision for income taxes	38,415	25,731	35,103
Provision for income taxes	13,765	9,740	12,528
Net income	24,650	15,991	22,575
Less: net (loss) income attributable to noncontrolling interests, net of taxes	(4)	(90)	57
Net income attributable to Mistras Group, Inc.	$24,654	$16,081	$22,518

Note about Non-GAAP Measures

In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income before special items" is used for each of our three segments, the Corporate segment and the Total Company, with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs (b) the net changes in the fair value of acquisition-related contingent consideration liabilities and (c) nonrecurring items. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

We believe investors and other users of our financial statements benefit from the presentation of "Income before special items” for each of our three segments, the Corporate segment and the Total Company in evaluating our performance. Income before special items identifies and excludes acquisition-related costs and special items, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income before special items is not used to determine incentive compensation for executives or employees.

Revenues

Revenues by segment for the transition periods ended December 31, 2016 and 2015 were as follows:

	For the Transition period ended December 31,
	2016	2015
	($ in thousands)	(unaudited)
Revenues
Services	$293,218	$327,118
International	104,013	87,411
Products and Systems	14,541	18,786
Corporate and eliminations	(7,611)	(5,402)
	$404,161	$427,913

Transition period ended December 31, 2016 vs. Transition period ended December 31, 2015

Revenue was $404.2 million for the transition period ended December 31, 2016, a decrease of $23.8 million, or 6% compared with the transition period ended December 31, 2015. The decrease was driven by the Services segment, which decreased by $33.9 million, or 10% and the Products and Systems segment, which decreased by $4.2 million, or 23%, partially offset by an increase of $16.6 million, or 19% from the International segment. The Services segment decrease was driven by low double digit organic decline, offset by a small amount of acquisition growth. The Products and Systems segment decrease was driven by lower sales volume. The International segment increase was driven by organic growth, offset partially by an unfavorable impact of foreign exchange rates.

Revenues from oil and gas customers comprised 55% for the transition period ended December 31, 2016.

Revenues by segment for fiscal 2016, 2015 and 2014 were as follows:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Revenues
Services	$553,279	$540,224	$443,229
International	143,025	146,953	161,395
Products and Systems	30,293	31,255	33,544
Corporate and eliminations	(7,416)	(7,180)	(14,721)
	$719,181	$711,252	$623,447

Fiscal 2016

Revenue was $719.2 million in fiscal 2016, an increase of $7.9 million or 1% compared with fiscal 2015, driven by Services segment growth of $13.1 million or 2%, offset by declines in International revenues of $3.9 million or 3%, and the Products & Systems segment of $1.0 million or 3%. The Services segment increase was driven by low single digit organic growth, plus a lesser amount of acquisition-driven growth, offset in part by low single digit unfavorable impact of foreign exchange rates. The decline in International Segment revenues was driven by a combination of high single digit organic growth, which had positive contributions from each of the segment's four largest subsidiaries, that was more than offset by the low double digit unfavorable impact of foreign exchange rates. Products and Systems segment revenues declined due to lower sales volume.

Management believes that revenues generally declined in the inspection industry during fiscal 2016, as evidenced by several of the Company's competitors who reported revenue declines that have been driven by customers spending less on inspection due to pressures stemming from low commodities prices. Despite these difficult market conditions, the Company had modest growth in fiscal 2016, as noted above, driven by market share gains in both the Services and International segments. Revenues from oil and gas customers comprised 56% and 52% of revenues in fiscal 2016 and 2015, respectively. The International segment’s largest revenue concentration in fiscal 2016 was aerospace and defense, which comprised 39% of segment revenues. One customer accounted for 10% of fiscal 2016 revenues.

Fiscal 2015

Revenue was $711.3 million in fiscal 2015, an increase of $88 million or 14% compared with fiscal 2014, driven by Services segment growth of $97 million or 22%, that was offset in part by International revenues that declined by $14 million or 9%, and Products and Systems segment revenues that declined by $2 million or 7%. The Services segment increase was driven by a combination of mid-teens acquisition growth and mid-single digit organic revenue growth. The decline in International segment revenues was driven by a combination of unfavorable foreign exchange rates of approximately 7%, modest acquisition growth and a mid-single digit organic decline. The Products and Systems segment revenue decline was due to lower sales volume.

Robust North American market conditions combined with the Company’s market share gains and acquisitions led Services revenue to grow by 38% over prior year during the first half of fiscal 2015. However, a combination of the 50% drop in the price of oil and labor union strikes at various customer sites caused market conditions to slow dramatically in the second half of fiscal year 2015, reducing the Services second half year-over-year revenue growth rate to 8%. Revenues from oil and gas customers comprised 52% and 49% of revenues in fiscal 2015 and 2014, respectively. No single customer accounted for 10% or more of fiscal 2015 consolidated revenues.

Gross Profit
Gross profit by segment for the transition periods ended December 31, 2016 and December 31, 2015 was as follows:

	For the Transition period ended December 31,
	2016	2015
	($ in thousands)	(unaudited)
Gross profit
Services	$75,784	$87,514
% of segment revenue	25.8%	26.8%
International	34,210	26,762
% of segment revenue	32.9%	30.6%
Products and Systems	6,920	8,986
% of segment revenue	47.6%	47.8%
Corporate and eliminations	90	(72)
	$117,004	123,190
% of total revenue	28.9%	28.8%

Transition period ended December 31, 2016 vs. Transition period ended December 31, 2015

Gross profit decreased $6.2 million, or 5% for the transition period ended December 31, 2016 compared to the transition period ended December 31, 2015. As a percentage of revenues, gross profit improved by 10 basis points compared with the prior year to 28.9%.

The decrease in gross profit was primarily attributable to revenue declines in the Services segment of $11.7 million or 13% and in the Products and Systems segment of $2.1 million or 23%, offset in part by the International segment's improvement of $7.4 million or 28%. International gross profit margins improved to 32.9% of revenues in the transition period ended December 31, 2016 compared with 30.6% of revenues in the transition period ended December 31, 2015. The 230 basis point increase was due to improvement across the Company's largest country locations, driven by organic growth, improvements in technical labor utilization, sales mix and overhead utilization. Services segment gross profit margins decreased to 25.8% of revenues in the transition period ended December 31, 2016 compared with 26.8% of revenues in the transition period ended December 31, 2015. The 100 basis point decrease was primarily driven by lower sales volume and a less favorable sales mix. Products and Systems segment gross margins decreased by 20 basis points to 47.6% of revenues.

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

Fiscal 2016

Gross profit increased $18.3 million, or 10% in fiscal 2016 compared to fiscal 2015. As a percentage of revenues, gross profit margin improved by 220 basis points compared with the prior year to 28.2% in fiscal 2016.

The 2016 improvement in gross profit margin was primarily attributable to the International and Services segments. International segment gross margins improved to 30.5% of revenues in fiscal 2016 compared with 23.5% of revenues in the prior year. The 700 basis point increase was driven by improvement in the Company's four largest countries, driven by organic revenue growth, prior year management changes and staffing actions that improved technical labor utilization and improved sales mix. Services segment gross profit margin was 26.3% and 25.0% in fiscal 2016 and fiscal 2015, respectively. The 130 basis point improvement was driven by improvements in contract profitability and technician labor utilization. Products and Systems segment gross profit margin improved to 46.3% compared to 45.8% in the prior year driven by a more favorable sales mix which included fewer customized solutions.

Fiscal 2015

Gross profit increased $11.8 million, or 7% in fiscal 2015 compared to fiscal 2014. As a percentage of revenues, gross profit margin declined to 26.0% in fiscal 2015 from 27.7% in fiscal 2014.

The 2015 decrease of 170 basis points in gross profit margin was primarily attributable to the International and Services segments. International segment gross profit margins decreased by 430 basis points to 23.5% in fiscal 2015, driven by lower levels of project sales and product sales and lower levels of technical labor utilization. Services segment gross profit margin decreased by 80 basis points to 25.0% in fiscal 2015 due primarily to wage increases that exceeded price increases earlier in the Company’s fiscal year and the adverse impact from labor union strikes at various customer sites. Products and Systems segment gross margin improved to 45.8% compared to 43.2% in the prior year, driven by a more favorable sales mix which included fewer heavily customized solutions.

Income from Operations. The following table shows a reconciliation of the segment income before special items to income from operations for the transition periods ended December 31, 2016 and 2015:

	For the transition period ended December 31,
	2016	2015 (unaudited)
	($ in thousands)
Services:
Income from operations (GAAP)	$22,411	$37,175
Severance costs	77	188
Acquisition-related expense (benefit), net	236	(593)
Income before special items (non-GAAP)	22,724	36,770

International:
Income from operations (GAAP)	10,597	6,888
Severance costs	474	175
Asset write-offs and lease terminations	1,042	—
Acquisition-related expense (benefit), net	29	(457)
Income before special items (non-GAAP)	12,142	6,606

Products and Systems:
(Loss) income from operations (GAAP)	(254)	2,613
Severance costs	14	17
(Loss) income before special items (non-GAAP)	(240)	2,630

Corporate and Eliminations:
Loss from operations (GAAP)	(15,221)	(11,578)
Severance costs	133	—
Acquisition-related expense (benefit), net	231	91
Loss before special items (non-GAAP)	(14,857)	(11,487)

Total Company
Income from operations (GAAP)	$17,533	$35,098
Severance costs	$698	$380
Asset write-offs and lease terminations	$1,042	$—
Acquisition-related expense (benefit), net	$496	$(959)
Income before special items (non-GAAP)	$19,769	$34,519

Transition period ended December 31, 2016 vs. Transition period ended December 31, 2015

Income from operations (GAAP) decreased by $17.6 million, or 50% compared to the transition period ended December 31, 2015. Income before special items (non-GAAP), exclusive of nonrecurring and acquisition-related items, decreased by $14.8 million or 43% compared with the transition period ended December 31, 2015. Income before special items declined by 320 basis points to 4.9% of revenues for the transition period ended December 31, 2016.

Total operating expenses increased by $11.4 million, or 13% in the transition period ended December 31, 2016 compared to the transition period ended December 31, 2015. The increase included approximately $5 million of expenses that were primarily associated with the acceleration of certain costs to align with our new fiscal year, and other charges which included severance and the write-off of an intangible asset.

Income from Operations. The following table shows a reconciliation of the segment income before special items to income from operations for fiscal 2016, 2015 and 2014:

	For the year ended May 31,
	2016	2015	2014
	($ in thousands)
Services:
Income from operations (GAAP)	$52,552	$49,142	$43,221
Legal settlement	6,320	—	—
Severance costs	188	—	—
Acquisition-related expense (benefit), net	(1,061)	(639)	1,625
Income before special items (non-GAAP)	57,999	48,503	44,846

International:
Income (loss) from operations (GAAP)	$9,293	$(575)	$10,238
Severance costs	885	1,082	306
Asset write-offs and lease terminations	—	872	—
Acquisition-related expense (benefit), net	(520)	(2,926)	(3,452)
Income (loss) before special items (non-GAAP)	9,658	(1,547)	7,092

Products and Systems:
Income from operations (GAAP)	$2,688	$2,461	$2,552
Severance costs	34	99	—
Asset write-offs and lease terminations	—	157	—
Acquisition-related expense (benefit), net	—	—	(1,035)
Income before special items (non-GAAP)	2,722	2,717	1,517

Corporate and Eliminations:
Loss from operations (GAAP)	$(21,356)	$(20,675)	$(17,716)
Severance costs	—	542	—
Charges related to sale of foreign operations	—	2,516	—
Acquisition-related expense (benefit), net	128	(1,602)	205
Loss before special items (non-GAAP)	(21,228)	(19,219)	(17,511)

Total Company
Income from operations (GAAP)	$43,177	$30,353	$38,295
Legal settlement	$6,320	$—	$—
Severance costs	$1,107	$1,723	$306
Asset write-offs and lease terminations	$—	$1,029	$—
Charges related to sale of foreign operations	$—	$2,516	$—
Acquisition-related expense (benefit), net	$(1,453)	$(5,167)	$(2,657)
Income before special items (non-GAAP)	$49,151	$30,454	$35,944

Fiscal 2016

Income from operations (GAAP) improved by $12.8 million, or 42% compared to fiscal 2015. Income before special items (non-GAAP), exclusive of nonrecurring and acquisition-related items, improved by $18.7 million or 61% compared with fiscal 2015. Income before special items improved by 250 basis points to 6.8% of revenues in fiscal 2016. This improvement was driven by the Services and International segments. Services segment income from operations (GAAP) improved in fiscal 2016 by $3.4 million, or 7%, while income before special items (non-GAAP) improved by $9.5 million, or 20%. Services operating profit margin before special items improved by 150 basis points to 10.5% in fiscal 2016, driven by the 130 basis point improvement in gross profit margin for the segment. International segment income before special charges improved by approximately 800 basis points to 7% in fiscal 2016, driven by the 700 basis point improvement in segment gross profit margin. Products and Systems fiscal 2016 operating margins before special charges of 9.0% improved by 30 basis points over 2015.

Total operating expenses increased by $5 million, or 4% in fiscal 2016 compared to fiscal 2015, driven by a $6.3 million legal settlement accrual, offset by a $1.3 million, or 1% decline in recurring expenses.

Fiscal 2015

Income from operations (GAAP) decreased by $7.9 million compared to fiscal 2014 and income before special items (non-GAAP) decreased by $5.5 million, or 15%. Income before special items declined by 150 basis points to 4.3% of revenues in fiscal 2015. These decreases were primarily driven by the International segment. International segment income from operations (GAAP) declined by approximately $11 million in fiscal 2015, while its income before special items declined by approximately 500 basis points compared with 2014, driven primarily by the 430 basis point reduction in segment gross profit margin. Services segment income from operations (GAAP) improved by $5.9 million, or 14%, while income before special items (non-GAAP) improved by $3.7 million or 8% in fiscal 2015. Services' operating profit margin before special items declined by 110 basis points to 9.0% in fiscal 2015, driven primarily by the 80 basis point reduction in gross profit margin for the segment. Products and Systems segment income from operations (GAAP) decreased by $0.1 million in fiscal 2015 and income before special items improved by over $1.2 million. Products and Systems’ improvement in income before special items was driven by a 450 basis point improvement in gross profit margin.

Total operating expenses increased $19.7 million, or 15% in fiscal 2015 vs. fiscal 2014, driven by $18.3 million or 13% increase in recurring expense and a $1.4 million increase in special items, primarily from acquisition related expenses. Recurring expenses incurred a year-on-year operating expense increase of $17.4 million or 25%, of which $15 million related to the Services segment, driven primarily by operating expenses incurred by acquired companies.

Interest Expense

Interest expense was $2.1 million and $3.7 million for the transition periods ended December 31, 2016 and December 31, 2015, respectively. The decrease was primarily related to the repayment of seller notes related to acquisitions.

Interest expense was $4.8 million in fiscal 2016, $4.6 million in fiscal 2015 and $3.2 million in fiscal 2014. The increase in fiscal 2015 was primarily related to an increase in average borrowings compared to fiscal 2014.

Income Taxes

Our effective income tax rate was 38% for the transition period ended December 31, 2016 compared to 37% for the transition period ended December 31, 2015. The higher effective tax rate was driven by the impact of permanent items.

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

Liquidity and Capital Resources

Overview

The Company has funded its operations from cash provided from operations, bank borrowings and capital lease financings. Management believes that the Company's existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our credit agreement will be more than sufficient to meet anticipated cash needs over the next 12 months. The Company generated operating cash flow of $30.3 million for the transition period ended December 31, 2016. The Company generated operating cash flow of $68.1 million in fiscal 2016, compared with $49.8 million in fiscal 2015 and $36.9 million in fiscal 2014. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $9.8 million, $16.2 million, $16.0 million and $17.6 million, for the transition period ended December 31, 2016 and for fiscal 2016, 2015 and 2014, respectively.

Cash Flows Table

The following table summarizes our cash flows for the transition period ended December 31, 2016 and fiscal 2016, 2015 and 2014:

	For the Transition period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
($ in thousands)
Net cash provided by (used in):
Operating Activities	$30,259	$68,124	$49,840	$36,873
Investing Activities	(17,374)	(16,752)	(49,651)	(38,005)
Financing Activities	(12,869)	(40,378)	2,066	3,262
Effect of exchange rate changes on cash	(2,050)	(361)	(1,720)	88
Net change in cash and cash equivalents	$(2,034)	$10,633	$535	$2,218

Cash Flows from Operating Activities

Cash provided by operating activities for the transition period ended December 31, 2016 was $30.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the transition period ended December 31, 2016 was $17.4 million, principally due to $9.8 million purchases of property, plant and equipment and intangible assets and $8.3 million of acquisitions.

Net cash used in investing activities was $16.8 million in fiscal 2016, principally due to $16.2 million purchases of property, plant and equipment and intangible assets.

Net cash used in investing activities was $49.7 million in fiscal 2015, principally due to acquisitions totaling $34.7 million, and purchases of property, plant and equipment of $16.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the transition period ended December 31, 2016 was $12.9 million, driven primarily by $9 million of treasury stock purchases and $2 million of net repayments of debt.

Net cash used in financing activities in fiscal 2016 of $40 million consisted primarily of net repayments of debt totaling $36 million.

Net cash provided by financing activities in fiscal 2015 was $2 million, compared to $3 million in fiscal 2014.

Cash Balance and Credit Facility Borrowings

As of December 31, 2016, the Company had cash and cash equivalents totaling $19.2 million and available borrowing capacity of up to $86.5 million under its credit agreement (as defined below). Borrowings of $82.8 million and letters of credit of $5.7 million were outstanding under the credit agreement at December 31, 2016. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

The Company has a $175 million revolving line of credit under its Credit Agreement which under certain circumstances can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement matures on October 30, 2019.

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

As of December 31, 2016, the Company was in compliance with the terms of the Credit Agreement, and has undertaken to continuously monitor compliance with these covenants.

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

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 2% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for the transition period ended December 31, 2016 and for fiscal 2016, 2015 and 2014 were approximately 2%, 2%, 2%, and 3% of revenues, respectively. In addition, we expect to selectively repurchase our common stock, pursuant to the stock repurchase program of up to $50 million that was approved by the Company's Board of Directors during fiscal 2016. Through December 31, 2016, we repurchased stock for $9 million and had $41.0 million available under the approved program.

Our future acquisitions may also require capital. We acquired three companies during the transition period ended December 31, 2016, two companies in fiscal 2016 and four companies in fiscal 2015, with an aggregate cash outlay of $45.8 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases, long-term debt repayments and various other obligations as they arise.

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

The following table summarizes our outstanding contractual obligations as of December 31, 2016:

($ in thousands)	Total	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	Thereafter
Long-term debt (1)	$87,296	$1,379	$881	$83,494	$411	$194	$937
Capital lease obligations (2)	17,188	7,033	5,312	3,008	1,191	556	88
Operating lease obligations	43,351	9,390	8,068	6,115	4,566	3,603	11,609
Contingent consideration obligations (3)	3,094	1,826	636	632	—	—	—
Total	$150,929	$19,628	$14,897	$93,249	$6,168	$4,353	$12,634
________________________________

(1)	Consists primarily of the principal portion of borrowings from our senior credit facility and seller notes payable in connection with our acquisitions and includes the current portion outstanding.

(2)	Includes estimated cash interest to be paid over the remaining terms of the leases.

(3)	Consists of payments deemed reasonably likely to occur in connection with our acquisitions

Off-Balance Sheet Arrangements

During the transition period ended December 31, 2016 as well as fiscal 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Services

Revenue is primarily derived from providing services on a time and material basis. Service arrangements generally consist of inspection professionals working under contract for a fixed period of time or on a specific customer project.  Revenue is generally recognized when the service is performed in accordance with terms of each customer arrangement, upon completion of the earnings process and when collection is reasonably assured.  At the end of any reporting period, earned revenue is accrued for services that have been provided which have not yet been billed. Reimbursable costs, including those related to travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable costs are included in cost of services.

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

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2016, May 31, 2016 and May 31, 2015, we had $73.1 million, $78.7 million and $79.3 million in net property, plant and equipment, respectively, and $40.0 million, $43.5 million and $51.3 million in intangible assets, net, respectively. During the transition period ended December 31, 2016, $0.8 million of specifically identified assets were written off. There were no long-lived asset impairment charges recorded for the years ended May 31, 2016, 2015 and 2014.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment). In connection with the transition period ended December 31, 2016, we tested goodwill for impairment using a two-step approach for our reporting units with a test date of December 1. Historically, the Company tested for impairment annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prospectively, our annual goodwill test date will be October 1.

If the fair value of a reporting unit is less than its carrying amount, this is an indicator that the goodwill assigned to that reporting unit may be impaired. In this case, a second step is performed to allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination, and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the actual carrying value of goodwill. If the implied fair value is less than the carrying value, an impairment loss would be recorded to reduce the carrying value of goodwill to its implied fair value. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors.

During the transition period ended December 31, 2016, the Products and Systems reporting unit incurred an operating loss. Goodwill associated with the Products and Systems reporting unit was approximately $13.2 million as of December 31, 2016. Based upon the Company's most recent impairment test, the excess of estimated fair value of the Products and Systems reporting unit over its carrying amount is approximately $6 million (18%). The fair value of the Products and Systems reporting unit was estimated assuming, among other things, revenue growth of low-single digits, driven by improvements from internal management changes and the marketplace, as well as cost reduction improvements. Should future results compare unfavorably to these or other assumptions, it is reasonably possible that we may recognize an impairment of goodwill related to the Products and Systems reporting unit in the future. The Company believes that the fair values of each of its other reporting units are substantially in excess of their respective carrying amounts.

Significant deterioration in industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, or other factors, may cause these fair values to decline, possibly resulting in impairment charges to goodwill in future periods.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (''FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 will become effective for us beginning 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers. We anticipate we will expand our consolidated financial statement disclosures in order to comply with ASU 2014-09.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This amendment will simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments in previous reporting periods. This update will require on the face of the income statement or in the notes to the financial statements the amount recorded in current-period earnings that would have previously been recorded if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this guidance during the transition period ended December 31, 2016. There was not a material impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect that ASU 2015-17 will have a material impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. Upon adoption of this standard, excess tax benefits and tax deficiencies will be recognized as a component of income tax expense, and the tax effects of exercised or vested awards will be treated as discrete items in the period in which they occur.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). This amendment will clarify the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect that ASU 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, entities should perform the annual goodwill impairment test by comparing the carrying value of its reporting units to their fair value. An entity should record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Tax deductibility of the goodwill should be considered in evaluating any reporting unit's impairment loss to be taken. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

ITEM 7A.                                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $175.0 million revolving credit facility are based on an LIBOR, plus an additional margin based on our Funded Debt Leverage Ratio. Based on the amount of variable rate debt, $82.8 million at December 31, 2016, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $0.8 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. An unfavorable 10% change (strengthening) in the average

U.S. Dollar exchange rates for the transition period ended December 31, 2016 would cause a decrease in consolidated operating income of approximately $1.1 million and a favorable 10% change (weakening) would cause an increase of approximately $1.3 million. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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
We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and subsidiaries (the Company) as of December 31, 2016, May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive (loss) income, equity, and cash flows for the seven month transition period ended December 31, 2016, and each of the years in the three-year period ended May 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mistras Group, Inc. and subsidiaries as of December 31, 2016, May 31, 2016 and 2015, and the results of its operations and its cash flows for the seven month transition period ended December 31, 2016, and each of the years in the three-year period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
New York, New York
March 20, 2017

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	May 31,
	2016	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$19,154	$21,188	$10,555
Accounts receivable, net	130,852	137,913	133,228
Inventories	10,017	9,918	10,841
Deferred income taxes	6,230	6,216	5,144
Prepaid expenses and other current assets	16,399	12,711	11,698
Total current assets	182,652	187,946	171,466
Property, plant and equipment, net	73,149	78,676	79,256
Intangible assets, net	40,007	43,492	51,276
Goodwill	169,940	169,220	166,414
Deferred income taxes	1,086	1,000	1,208
Other assets	2,593	2,341	2,107
Total Assets	$469,427	$482,675	$471,727

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,805	$10,796	$10,529
Accrued expenses and other current liabilities	58,697	62,983	55,914
Current portion of long-term debt	1,379	12,553	17,902
Current portion of capital lease obligations	6,488	7,835	8,646
Income taxes payable	4,342	2,710	532
Total current liabilities	77,711	96,877	93,523
Long-term debt, net of current portion	85,917	72,456	95,557
Obligations under capital leases, net of current portion	9,682	11,932	10,717
Deferred income taxes	17,584	18,328	16,984
Other long-term liabilities	7,789	6,794	9,934
Total Liabilities	198,683	206,387	226,715

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,216,745, 28,939,993 and 28,703,320 shares issued	292	290	287
Additional paid-in capital	217,211	213,737	208,064
Treasury stock at cost, 420,258, 0 and 0 shares	(9,000)	—	—
Retained earnings	91,803	82,235	57,581
Accumulated other comprehensive loss	(29,724)	(20,099)	(21,113)
Total Mistras Group, Inc. stockholders’ equity	270,582	276,163	244,819
Noncontrolling interests	162	125	193
Total Equity	270,744	276,288	245,012
Total Liabilities and Equity	$469,427	$482,675	$471,727

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014

Revenue	$404,161	$719,181	$711,252	$623,447
Cost of revenue	274,298	494,911	506,281	432,695
Depreciation	12,859	21,262	20,238	17,809
Gross profit	117,004	203,008	184,733	172,943
Selling, general and administrative expenses	91,058	141,229	143,978	123,690
Research and engineering	1,577	2,523	2,521	2,995
Depreciation and amortization	6,340	11,212	13,048	10,620
Acquisition-related expense (benefit), net	496	(1,453)	(5,167)	(2,657)
Legal settlement	—	6,320	—	—
Income from operations	17,533	43,177	30,353	38,295
Interest expense	2,052	4,762	4,622	3,192
Income before provision for income taxes	15,481	38,415	25,731	35,103
Provision for income taxes	5,870	13,765	9,740	12,528
Net income	9,611	24,650	15,991	22,575
Less: net income (loss) attributable to noncontrolling interests, net of taxes	43	(4)	(90)	57
Net income attributable to Mistras Group, Inc.	$9,568	$24,654	$16,081	$22,518
Earnings per common share
Basic	$0.33	$0.85	$0.56	$0.79
Diluted	$0.32	$0.82	$0.54	$0.77
Weighted average common shares outstanding:
Basic	28,989	28,856	28,613	28,365
Diluted	30,125	29,891	29,590	29,324

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Net income	$9,611	$24,650	$15,991	$22,575

Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,625)	1,014	(19,602)	2,941
Comprehensive (loss) income	(14)	25,664	(3,611)	25,516
Less: net income (loss) attributable to noncontrolling interests	43	(4)	(90)	57
Foreign currency translation adjustments attributable to noncontrolling interests	6	1	5	(4)
Comprehensive (loss) income attributable to Mistras Group, Inc.	$(51)	$25,669	$(3,516)	$25,455

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Treasury Stock		Additional paid-in capital	Retained earnings		Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount							Total Equity
Balance at May 31, 2013	28,211	$282	—	$—	$195,241	$18,982		$(4,452)	$210,053	$227	$210,280

Net income	—	—	—	—	—	22,518		—	22,518	57	22,575
Other comprehensive income, net of tax	—	—	—	—	—	—		2,941	2,941	4	2,945
Share-based payments	19	—	—	—	6,261	—		—	6,261	—	6,261
Net settlement on vesting of restricted stock units	123	1	—	—	(1,007)	—			(1,006)	—	(1,006)
Excess tax benefit from share-based payment compensation	—	—	—	—	340	—		—	340	—	340
Exercise of stock options	103	1	—	—	996	—		—	997	—	997
Balance at May 31, 2014	28,456	$284	—	$—	$201,831	$41,500		$(1,511)	$242,104	$288	$242,392

Net income	—	—	—	—	—	16,081		—	16,081	(90)	15,991
Other comprehensive loss, net of tax	—	—	—	—	—	—		(19,602)	(19,602)	(5)	(19,607)
Share-based payments	21	—	—	—	6,579	—		—	6,579	—	6,579
Net settlement on vesting of restricted stock units	161	2	—	—	(1,483)	—		—	(1,481)	—	(1,481)
Excess tax benefit from share-based payment compensation	—	—	—	—	388	—		—	388	—	388
Exercise of stock options	65	1	—	—	749	—		—	750	—	750
Balance at May 31, 2015	28,703	$287	—	$—	$208,064	$57,581		$(21,113)	$244,819	$193	$245,012

Net income	—	—	—	—	—	24,654		—	24,654	(4)	24,650
Other comprehensive income, net of tax	—	—	—	—	—	—		1,014	1,014	(64)	950
Share-based payments	—	—	—	—	6,394	—		—	6,394	—	6,394
Net settlement on vesting of restricted stock units	182	2	—	—	(1,093)	—		—	(1,091)	—	(1,091)
Excess tax benefit from share-based payment compensation	—	—	—	—	(170)	—		—	(170)	—	(170)
Exercise of stock options	55	1	—	—	542	—		—	543	—	543
Balance at May 31, 2016	28,940	$290	—	$—	$213,737	$82,235		$(20,099)	$276,163	$125	$276,288
Net income	—	—	—	—	—	9,568		—	9,568	43	9,611
Other comprehensive loss, net of tax	—	—	—	—	—	—		(9,625)	(9,625)	(6)	(9,631)
Share-based payments	—	—	—	—	4,627	—		—	4,627	—	4,627
Net settlement on vesting of restricted stock units	212	2	—	—	(2,325)	—		—	(2,323)	—	(2,323)
Excess tax benefit from share-based payment compensation	—	—	—	—	568	—		—	568	—	568
Purchase of treasury stock		—	(420)	(9,000)	—	—		—	(9,000)	—	(9,000)
Exercise of stock options	65				604	—		—	604	—	604
Balance at December 31, 2016	29,217	$292	(420)	$(9,000)	$217,211	$91,803	—	$(29,724)	$270,582	$162	$270,744

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Cash flows from operating activities
Net income	$9,611	$24,650	$15,991	$22,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,199	32,474	33,286	28,429
Deferred income taxes	(174)	240	(1,745)	(621)
Share-based compensation expense	4,559	6,514	6,579	6,261
Charges associated with the exit of foreign operations	—	—	2,516	—
Fair value adjustments to contingent consideration	262	(2,066)	(5,382)	(3,937)
Other	559	(1,052)	1,647	617
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	4,123	(4,999)	3,982	(23,857)
Inventories	628	1,595	388	1,203
Prepaid expenses and other current assets	(4,173)	(1,128)	(288)	(4,059)
Other assets	(280)	(684)	(821)	36
Accounts payable	(3,667)	254	(6,571)	6,125
Accrued expenses and other liabilities	(2,301)	10,187	2,006	4,532
Income taxes payable	1,913	2,139	(1,748)	(431)
Net cash provided by operating activities	30,259	68,124	49,840	36,873
Cash flows from investing activities
Purchase of property, plant and equipment	(9,093)	(14,864)	(15,104)	(16,871)
Purchase of intangible assets	(697)	(1,315)	(866)	(708)
Acquisition of businesses, net of cash acquired	(8,262)	(1,743)	(34,677)	(21,924)
Proceeds from sale of equipment	678	1,170	996	1,498
Net cash used in investing activities	(17,374)	(16,752)	(49,651)	(38,005)
Cash flows from financing activities
Repayment of capital lease obligations	(4,490)	(7,870)	(8,653)	(8,139)
Proceeds from borrowings of long-term debt	386	2,737	2,232	—
Repayment of long-term debt	(11,919)	(17,580)	(11,457)	(8,830)
Proceeds from revolver	48,400	55,800	110,300	102,880
Repayments of revolver	(34,300)	(69,600)	(86,800)	(81,300)
Payment of contingent consideration for business acquisitions	(795)	(3,147)	(3,213)	(1,678)
Purchases of treasury stock	(9,000)	—	—	—
Taxes paid related to net share settlement of equity awards	(2,323)	(1,091)	(1,481)	(1,007)
Excess tax benefit from share-based payment compensation	568	(170)	388	340
Proceeds from the exercise of stock options	604	543	750	996
Net cash (used in) provided by financing activities	(12,869)	(40,378)	2,066	3,262
Effect of exchange rate changes on cash and cash equivalents	(2,050)	(361)	(1,720)	88
Net change in cash and cash equivalents	(2,034)	10,633	535	2,218
Cash and cash equivalents:
Beginning of period	21,188	10,555	10,020	7,802
End of period	$19,154	$21,188	$10,555	$10,020
Supplemental disclosure of cash paid
Interest	$2,079	$4,151	$4,504	$3,271
Income taxes	$8,119	$10,686	$13,243	$12,920
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,829	$8,248	$8,031	$11,031
Issuance of notes payable and other debt obligations primarily related to acquisitions	$325	$—	$20,480	$336

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

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year from May 31 to December 31, effective December 31, 2016. The transition period is for the seven months ended December 31, 2016. Reference to a fiscal year means the fiscal year ended May 31, which has historically been the end of the Company's fiscal year.

All significant intercompany accounts and transactions have been eliminated in consolidation. For fiscal 2016, 2015 and 2014, Mistras Group, Inc.’s and its subsidiaries’ fiscal years ended on May 31 except for the subsidiaries in the International segment, which ended on April 30. Accordingly, the Company’s International segment subsidiaries were consolidated on a one-month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment were generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. As discussed in Note 7 - Acquisitions and Dispositions, during the lag period in fiscal 2015, the Company sold an international subsidiary, and decided to sell two additional international subsidiaries. Effective December 31, 2016, the Company's International segment is no longer consolidated on a one month lag, and such change was not material.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the fee is fixed or determinable, and collectability is reasonably assured. Shipping and handling costs are included in cost of revenues. Taxes collected from customers and remitted to governmental authorities are presented in the consolidated statements of income on a net basis. One customer accounted for 12% of our revenues for the transition period ended December 31, 2016, which primarily were generated from the Services segment. One customer accounted for 10% of our revenues in fiscal 2016, which primarily were generated from the Services segment. No customer accounted for 10% or more of our revenues in fiscal 2015 and 2014. The following revenue recognition policies define the manner in which we account for specific transaction types:

Services

Revenue is primarily derived from providing services on a time and material basis.  Service arrangements generally consist of inspection professionals working under contract for a fixed period of time or on a specific customer project. Revenue is generally recognized when the service is performed in accordance with terms of each customer arrangement, upon completion of the earnings process and when collection is reasonably assured. At the end of any reporting period, earned revenue is accrued for services that have been provided which have not yet been billed. Reimbursable costs, including those related to travel and out-of-pocket expenses, are included in revenue, and equivalent amounts of reimbursable costs are included in cost of services.

Products and Systems

Sales of products and systems are recorded when the sales price is fixed and determinable and the risks and rewards of ownership are transferred (generally upon shipment) and when collectability is reasonably assured.

These arrangements occasionally contain multiple elements or deliverables, such as hardware, software (that is essential to the functionality of the hardware) and related services. The Company recognizes revenue for delivered elements as separate units of accounting, when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no refund or return rights for the delivered elements. The Company establishes the selling prices for each deliverable based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor third-party evidence is available. The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third-party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company determines ESP, by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to market conditions such as competitor pricing strategies and industry technology life cycles. When determining ESP, the Company applies management judgment to establish margin objectives and pricing strategies and to evaluate market conditions and product life cycles. Changes in the aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements and therefore may change the pattern and timing of revenue recognition for these elements, but will not change the total revenue recognized for the arrangement.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of financial statements. The accounting policies that the Company believes require more significant estimates and assumptions include: revenue recognition (only for certain arrangements discussed above), valuations of accounts receivable, long lived assets, goodwill, and deferred tax assets and uncertain tax positions. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause the Company’s future results to be significantly affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that such balances will not be collected within a reasonable period of time. The Company extends credit to its customers based upon credit evaluations in the normal course of business, primarily with 30-day terms. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are written off when they are deemed uncollectible. One customer accounted for 11% of our accounts receivable as of December 31, 2016 and in fiscal 2016. No customer accounted for 10% or more of our accounts receivable in fiscal 2015.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment). In connection with the transition period ended December 31, 2016, the Company tested goodwill for impairment using a two-step approach for its reporting units with a test date of December 1. Historically, the Company tested for impairment annually as of March 1, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Prospectively, the Company's annual impairment test date will be October 1.

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

Impairment of Long-lived Assets

The Company reviews the recoverability of its long-lived assets (or asset groups) on a periodic basis in order to identify indicators of a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying amount of the assets, a loss is recognized for the difference between fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Research and Engineering

Research and product development costs are expensed as incurred.

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $1.2 million, $1.8 million, $2.2 million and $1.8 million for the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s foreign subsidiaries are measured using their functional currencies, which are their local currencies. Assets and liabilities of foreign subsidiaries are translated into the U.S. Dollar at the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Translation gains and losses are reported as a component of other comprehensive (loss) income for the period and included in accumulated other comprehensive (loss) income within stockholders’ equity.

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in SG&A expenses, and were approximately $(0.7) million, $(0.1) million, $1.5 million and $0.1 million for the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014, respectively.

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

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation and health benefits claims. The Company maintains third-party excess insurance coverage for all workers' compensation and health benefit claims in excess of approximately $0.3 million to reduce its exposure from such claims. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date.

Share-based Compensation

The value of services received from employees and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Such value is recognized as a non-cash expense on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards with graded vesting that contain an internal performance measure where each tranche is recognized on a straight-line basis over its vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The cost of these awards is recorded in selling, general and administrative expense in the Company’s consolidated statements of income.

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 will become effective for us beginning 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are still in the process of evaluating the effect of adoption on our consolidated financial statements and are currently assessing our contracts with customers. We anticipate we will expand our consolidated financial statement disclosures in order to comply with ASU 2014-09.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This amendment will simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments in previous reporting periods. This update will require on the face of the income statement or in the notes to the financial statements the amount recorded in current-period earnings that would have previously been recorded if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this guidance during the transition period ended December 31, 2016. There was not a material impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect that ASU 2015-17 will have a material impact on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. Upon adoption of this standard, excess tax benefits and tax deficiencies will be recognized as a component of income tax expense, and the tax effects of exercised or vested awards will be treated as discrete items in the period in which they occur.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2016-15 will have on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). This amendment will clarify the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect that ASU 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, entities should perform the annual goodwill impairment test by comparing the carrying value of its reporting units to their fair value. An entity should record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Tax deductibility of goodwill should be considered in evaluating any reporting unit's impairment loss to be taken. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that ASU 2017-04 will have on its consolidated financial statements and related disclosures.

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

The following table sets forth the computations of basic and diluted earnings per share:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$9,568	$24,654	$16,081	$22,518
Denominator
Weighted average common shares outstanding	28,989	28,856	28,613	28,365
Basic earnings per share	$0.33	$0.85	$0.56	$0.79

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$9,568	$24,654	$16,081	$22,518
Denominator
Weighted average common shares outstanding	28,989	28,856	28,613	28,365
Dilutive effect of stock options outstanding	791	712	719	775
Dilutive effect of restricted stock units outstanding	345	323	258	184
	30,125	29,891	29,590	29,324
Diluted earnings per share	$0.32	$0.82	$0.54	$0.77

The following potential common shares were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Potential common stock attributable to stock options outstanding	—	5	6	5
Potential common stock attributable to performance awards outstanding	2	24	1	121
Total	2	29	7	126

4. Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,	May 31,
	2016	2016	2015
Trade accounts receivable	$133,704	$140,820	$136,208
Allowance for doubtful accounts	(2,852)	(2,907)	(2,980)
Accounts receivable, net	$130,852	$137,913	$133,228

The Company had $16.8 million, $18.8 million and $15.0 million of unbilled revenues accrued as of December 31, 2016, May 31, 2016 and May 31, 2015, respectively. Unbilled revenues as of December 31, 2016 are expected to be billed in the first quarter of 2017.

5. Inventories

Inventories consist of the following:

	December 31,	May 31,
	2016	2016	2015
Raw materials	$5,409	$3,827	$4,194
Work in progress	1,246	1,743	1,604
Finished goods	1,874	2,839	3,178
Services-related consumable supplies	1,488	1,509	1,865
Inventory	$10,017	$9,918	$10,841

6. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

		December 31,	May 31,
	Useful Life	2016	2016	2015
	(Years)
Land		$1,714	$1,735	$1,856
Building and improvements	30-40	19,261	19,364	17,712
Office furniture and equipment	5-8	9,069	8,692	7,934
Machinery and equipment	5-7	169,928	173,053	162,762
		199,972	202,844	190,264
Accumulated depreciation and amortization		(126,823)	(124,168)	(111,008)
Property, plant and equipment, net		$73,149	$78,676	$79,256

Depreciation expense was approximately $14.0 million, $22.9 million, $22.2 million and $19.2 million for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014, respectively.

7. Acquisitions and Dispositions

Acquisitions

During the transition period ended December 31, 2016, the Company completed three acquisitions. The Company purchased three companies, two that provide NDT services, located in Canada and one that provides mechanical services, located in the U.S.

For the Canadian acquisitions, the Company acquired 100% of the common stock of both acquirees in exchange for aggregate consideration of $1.3 million in cash, $0.3 million of notes payable and contingent consideration estimated to be $0.4 million to be earned based upon the acquired businesses achieving specific performance metrics over their initial three years of operations from their acquisition dates. For the U.S. acquisition, the Company acquired assets of the acquiree in exchange for aggregate consideration of $7.0 million in cash and contingent consideration estimated to be $1.2 million to be earned based upon the acquired businesses achieving specific performance metrics over the initial three years of operations from its acquisition date. The Company accounted for these three transactions in accordance with the acquisition method of accounting for business combinations. The estimated total potential contingent consideration for these acquisitions ranged from zero to $2.6 million as of December 31, 2016.

During fiscal 2016, the Company completed two acquisitions. The Company purchased a U.S.-based company that provides unmanned aerial systems and NDT services and a Canadian-based company that provides engineering and NDT services. In these acquisitions, the Company acquired 100% of the common stock of each acquiree in exchange for aggregate consideration of $1.8 million in cash and contingent consideration estimated to be $1.0 million to be earned based upon the acquired business achieving specific performance metrics over various periods during the initial four years of operations from the acquisition date. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. The estimated total potential contingent consideration for these acquisitions ranged from zero to $0.3 million as of May 31, 2016.

During fiscal 2015, the Company completed the acquisition of four companies. One of the acquired companies is located in the U.S. and provides maintenance and inspection services primarily on offshore platforms. This acquisition expanded the service offerings within the Services segment, allowing the Company to provide services to the upstream operations of its customers. The Company also purchased a group of asset protection businesses located in Quebec, Canada and an asset inspection business in Florida to complement service offerings within the Company’s Services segment and continue its market expansion strategy. The Company’s International Segment completed an acquisition of an asset inspection business located in the United Kingdom. In these acquisitions, the Company acquired 100% of the common stock or certain assets of each acquiree in exchange for aggregate consideration of approximately $35.8 million in cash and $20.5 million in notes payable over two years. The Company accounted for such transactions in accordance with the acquisition method of accounting for business combinations. In addition to the cash consideration related to these acquisitions, the Company accrued a liability of approximately $2.3 million, which represents the estimated fair value of contingent consideration expected to be payable in the event that the acquired companies achieve specific performance metrics during various periods over the next three years of operations. The estimated total potential contingent consideration for these acquisitions ranged from zero to $3.2 million as of May 31, 2015.

Assets and liabilities of the acquired businesses were included in the consolidated balance sheets as of December 31, 2016 based on their estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired for the acquisitions completed during the transition period ended December 31, 2016. The results of operations of each of the acquisitions completed during the transition period ended December 31, 2016, as well as those in fiscal 2016 and 2015, are included in each respective operating segment’s results of operations from the date of acquisition. The Company’s allocation of purchase price for these acquisitions is included in the table below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed and any subsequent adjustments made during the transition period ended December 31, 2016 as well as for fiscal 2016 and 2015:

	Transition Period	2016	2015
Number of entities	3	2	4

Cash paid	$8,295	$1,784	$35,755
Notes payable	325	—	20,505
Contingent consideration	1,630	991	2,255
Consideration paid	$10,250	$2,775	$58,515

Current net assets	$1,632	$180	$2,770
Debt and other long-term liabilities	(214)	(546)	(5,889)
Property, plant and equipment	953	485	7,395
Deferred tax asset (liability)	392	(72)	(2,467)
Intangibles	3,367	—	10,394
Goodwill	4,120	2,728	46,312
Net assets acquired	$10,250	$2,775	$58,515

The amortization period for intangible assets acquired ranges from two to twelve years. The Company recorded $4.1 million, $2.7 million and $46.3 million of goodwill in connection with its acquisitions for the transition period ended December 31, 2016, fiscal 2016 and fiscal 2015, respectively, reflecting the strategic fit and revenue and earnings growth potential of these businesses.

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed for the three entities acquired in the transition period ended December 31, 2016 disclosed above. Goodwill for these three entities totaled $4.1 million and relates primarily to acquisition of the acquirees' assets, which is generally deductible for tax purposes. These measurement periods will not exceed one year from the respective acquisition dates. The goodwill recorded in fiscal 2016 and 2015 relates primarily to the acquisition of the common stock of the acquirees, which is generally not deductible for tax purposes.

Revenue included in the consolidated statement of income for the transition period ended December 31, 2016 from these acquisitions for the period subsequent to the closing of the transition period transactions was approximately $2.7 million. Aggregate income from operations included in the consolidated statement of income for the transition period ended December 31, 2016 from the acquisitions for the period subsequent to the closing of each transaction was less than $0.1 million. As these acquisitions were immaterial on an individual basis and in the aggregate, no unaudited pro forma financial information has been included in this report.

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

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related (benefit) expense, net, on the consolidated statements of income and were as follows for the transition period ended December 31, 2016 and in fiscal 2016, 2015 and 2014:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Due diligence, professional fees and other transaction costs	$231	$629	$215	$1,280
Adjustments to fair value of contingent consideration liabilities	$265	$(2,082)	$(5,382)	$(3,937)
Acquisition-related (benefit) expense, net	$496	$(1,453)	$(5,167)	$(2,657)

The Company’s contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities.

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products	Total
Balance at May 31, 2014	$73,767	$43,552	$13,197	$130,516
Goodwill acquired during the year	41,986	1,480	—	43,466
Adjustments to preliminary purchase price allocations	3,529	(367)	—	3,162
Foreign currency translation	(2,003)	(8,727)	—	(10,730)
Balance at May 31, 2015	$117,279	$35,938	$13,197	$166,414
Goodwill acquired (disposed) during the year	2,728	(374)	—	2,354
Adjustments to preliminary purchase price allocations	270	—	—	270
Foreign currency translation	(594)	776	—	182
Balance at May 31, 2016	$119,683	$36,340	$13,197	$169,220
Goodwill acquired during the year	4,120	—	—	4,120
Adjustments to preliminary purchase price allocations	(19)	—	—	(19)
Foreign currency translation	(392)	(2,989)	—	(3,381)
Balance at December 31, 2016	$123,392	$33,351	$13,197	$169,940

Historically, the Company reviewed goodwill for impairment on a reporting unit basis on March 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. For the transition period ended December 31, 2016, the Company reviewed goodwill for impairment on a reporting unit basis as of December 1. As of

December 31, 2016, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment for each of the periods ended December 31, 2016, May 31, 2016, May 31, 2015 and May 31, 2014 was $9.9 million, which is within its International segment.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows:

		December 31,
		2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-12	$81,559	$(50,417)	$31,142
Software/Technology	3-15	18,128	(12,577)	5,551
Covenants not to compete	2-5	11,143	(9,647)	1,496
Other	2-5	7,266	(5,448)	1,818
Total		$118,096	$(78,089)	$40,007

		May 31,
		2016			2015
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-12	$81,262	$(47,747)	$33,515	$81,101	$(41,009)	$40,092
Software/Technology	3-15	17,539	(11,855)	5,684	15,738	(10,290)	5,448
Covenants not to compete	2-5	10,791	(9,290)	1,501	11,678	(8,605)	3,073
Other	2-5	7,827	(5,035)	2,792	6,910	(4,247)	2,663
Total		$117,419	$(73,927)	$43,492	$115,427	$(64,151)	$51,276

Amortization expense for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014 was approximately $5.2 million, $9.6 million, $11.1 million and $9.2 million, respectively, including amortization of software/technology for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014 of $0.5 million, $1.0 million, $0.9 million and $0.9 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2016 related to the Company’s intangible assets is expected to be as follows:

Expected Amortization Expense

2017	$8,230
2018	6,783
2019	5,572
2020	4,364
2021	4,040
Thereafter	11,018
Total	$40,007

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	May 31,
	2016	2016	2015
Accrued salaries, wages and related employee benefits	$23,442	$31,566	$26,053
Contingent consideration	1,826	1,029	3,543
Accrued workers' compensation and health benefits	6,351	4,834	3,630
Deferred revenues	3,743	3,332	3,841
Legal settlement accrual	6,320	6,320	—
Other accrued expenses	17,015	15,902	18,847
Total accrued expenses and other current liabilities	$58,697	$62,983	$55,914

11. Long-Term Debt

Long-term debt consists of the following:

	December 31,	May 31,
	2016	2016	2015
Senior credit facility	$82,776	$68,999	$83,062
Notes payable	320	10,111	24,632
Other	4,200	5,899	5,765
Total debt	87,296	85,009	113,459
Less: Current portion	(1,379)	(12,553)	(17,902)
Long-term debt, net of current portion	$85,917	$72,456	$95,557

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement (the “Amendment”), of its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with its lending group. The Amendment increased the Company’s revolving line of credit from $125.0 million to $175.0 million and provides that under certain circumstances the line of credit can be increased to $225.0 million. The Company may continue to borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Amendment also extended the original maturity date of the Credit Agreement from December 20, 2016 to October 30, 2019. At December 31, 2016, the Company had borrowings of $82.8 million and letters of credit of $5.7 million were outstanding under the Credit Agreement. The Company capitalized $0.7 million of costs associated with this debt modification.

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

As of December 31, 2016, the Company was in compliance with the terms of the Credit Agreement, and has undertaken to continuously monitor compliance with these covenants.

Notes Payable and Other Debt

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 2.7% as of December 31, 2016. Interest expense is recorded in the consolidated statements of income.

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

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2016 are as follows:

2017	$1,379
2018	881
2019	83,494
2020	411
2021	194
Thereafter	937
Total	$87,296

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be remeasured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$3,094	$3,094
Total Liabilities	$—	$—	$3,094	$3,094

	May 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$2,075	$2,075
Total Liabilities	$—	$—	$2,075	$2,075

	May 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$6,411	$6,411
Total Liabilities	$—	$—	$6,411	$6,411

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

13. Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and Directors under three employee stock ownership plans: (i) the 2007 Stock Option Plan (the 2007 Plan), (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan) and (iii) the 2016 Long-Term Incentive Plan. No further awards may be granted under the 2007 Plan and the 2009 Plan, although awards granted under the 2007 Plan and 2009 Plan remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. The 2016 Plan allows for the grant of awards of up to approximately 1,700,000 shares of common stock, of which all of the shares were available for future grants as of December 31, 2016. As of December 31, 2016, there was an aggregate of approximately 2,167,000 stock options outstanding and approximately 858,000 unvested restricted stock units outstanding under the 2009 Plan and the 2007 Plan.

Stock Options

For the transition period ended December 31, 2016, the Company did not have any share-based compensation expense related to stock option awards. For the fiscal years ended May 31, 2016 and 2015, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million, respectively, and $0.7 million for the fiscal year ended May 31, 2014. No stock options were granted during the transition period ended December 31, 2016 or the years ended May 31, 2016, 2015 and 2014. As of December 31, 2016, no unrecognized compensation costs remained related to stock option awards. Cash proceeds from, and the intrinsic value of stock options exercised during the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014 were as follows:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Cash proceeds from options exercised	$604	$543	$750	$996
Aggregate intrinsic value of options exercised	993	658	563	1,247

A summary of the stock option activity, weighted average exercise prices, options outstanding and exercisable as of December 31, 2016 is as follows (in thousands, except per share amounts):

	For the Transition Period ended December 31,		For the year ended May 31,
	2016		2016		2015		2014
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	2,232	$13.21	2,287	$13.13	2,352	$13.09	2,464	$12.93
Granted	—	$—	—	$—	—	$—	—	$—
Exercised	(65)	$9.27	(55)	$9.87	(65)	$11.54	(103)	$9.67
Expired or forfeited	—	$—	—	$—	—	$—	(9)	$10.03
Outstanding at end of year:	2,167	$13.33	2,232	$13.21	2,287	$13.13	2,352	$13.09

		For the Transition Period ended December 31, 2016
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.15-$11.54	72	1.5	$8.93	72	$8.93
$13.46-$22.35	2,095	2.7	$13.48	2,095	$13.48
	2,167			2,167

Aggregate Intrinsic Value	$26,760			$26,760

Restricted Stock Unit Awards

The Company recognized approximately $2.6 million of share-based compensation for the transition period ended December 31, 2016, $4.4 million of share-based compensation in fiscal 2016, $4.7 million of share-based compensation in fiscal 2015 and $4.0 million of share-based compensation expense in fiscal 2014 related to restricted stock unit awards. As of December 31, 2016, there were approximately $9.4 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.7 years. Approximately 207,000 restricted stock units vested in the transition period ended December 31, 2016, of which the fair value of these units was $5.1 million. Approximately 223,000 restricted stock units vested in fiscal 2016, 232,000 restricted stock units vested in fiscal 2015 and 178,000 restricted stock units vested in fiscal 2014. The fair value of these units was $3.5 million, $5.2 million and $3.3 million, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

During the transition period ended December 31, 2016, the Company granted approximately 10,000 shares of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan, which shares had a grant date fair value of approximately $0.3 million. During the years ended May 31, 2016, 2015 and 2014, the Company granted approximately 28,000, 21,000 and 19,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had a grant date fair value of approximately $0.5 million, $0.4 million and $0.4 million, respectively, which is included in the share-based compensation expense recorded during the years ended May 31, 2016, 2015 and 2014.

	For the transition period ended December 31,		For the year ended May 31,
	2016		2016		2015		2014
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	575	$18.85	564	$20.47	628	$19.37	555	$18.77
Granted	219	$24.48	264	$16.73	192	$21.87	295	$19.51
Released	(207)	$19.40	(223)	$20.40	(232)	$18.17	(178)	$17.70
Forfeited	(18)	$19.55	(30)	$19.26	(24)	$20.57	(44)	$19.67
Outstanding at end of period:	569	$20.81	575	$18.85	564	$20.47	628	$19.37

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on three metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS and (3) Revenue. There is a discretionary portion of the PRSUs based on individual performance, at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

PRSUs are equity-classified and compensation costs are initially measured using the fair value of the underlying stock at the date of grant, assuming that the target performance conditions will be achieved. Cumulative compensation costs related to the PRSUs are subsequently adjusted for changes in the expected outcomes of the performance conditions.

Discretionary PRSUs are liability-classified and adjusted to fair value (with a corresponding adjustment to compensation expense) based upon the targeted number of shares to be awarded and the fair value of the underlying stock each reporting period until approved by the Compensation Committee, at which point they are classified as equity.

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

	For the Transition Period ended December 31, 2016
	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	328	$17.02
Granted	105	$24.90
Performance condition adjustments, net	(54)	$24.49
Released	(89)	$24.50
Forfeited	—	$—
Outstanding at end of period:	290	$16.01

In fiscal 2014, the company granted one-year, two-year and three-year PRSUs to its executive and certain other senior officers. These units had requisite service periods of three years and have no dividend rights. The actual payout of these units, before the fiscal 2016 modification as described below, was based on the Company’s performance over one, two and three-year periods (based on pre-established targets) and a market condition modifier based on total shareholder return (TSR) compared to an industry peer group. The one-year and two-year performance conditions of the fiscal 2014 awards were evaluated before modification of the awards and not achieved. The one-year and two-year market conditions of the fiscal 2014 awards were evaluated before modification of the awards and achieved. Compensation costs related to the TSR conditions for the one-year and two-year 2014 awards described above were fixed at the measurement date, and not subsequently adjusted. The one-year and two-year awards related to market conditions were paid at 170% and 105%, respectively, of target, upon vesting during the transition period ended December 31, 2016. The three-year performance and market condition awards were surrendered as part of the fiscal 2016 modification described below.

In fiscal 2015, the company granted PRSUs to its executive and certain other senior officers. These units have requisite service periods of three years and have no dividend rights. The actual payout of these units, before the fiscal 2016 modification as described below, was based on the Company’s performance over the three-year period (based on pre-established targets) and a market condition modifier based on (TSR) compared to an industry peer group. The 2015 awards were surrendered as part of the fiscal 2016 modification described below.

In the first quarter of fiscal 2016, the Company modified its equity compensation program and granted 154,000 PRSUs to its executive and certain other senior officers. As a condition for receiving any awards under the revised fiscal 2016 plan, the executive and senior officers surrendered and released all rights to receive any shares under the three-year 2014 awards and three-year 2015 awards with a performance or market condition. The Company has accounted for the fiscal 2016 awards as modifications in accordance with ASC 718, Compensation - Stock Compensation. These units have requisite service periods of five years and have no dividend rights.
The fiscal 2016 PRSUs increased by approximately 104,000 units to a total of 258,000 units, which represents Company performance above target as well as individual performance, and was approved by the Compensation Committee in August 2016.
For the transition period ended December 31, 2016, 105,000 PRSUs were granted. There was a 73,000 unit reduction to these awards, which represents Company performance below target, during the transition period ended December 31, 2016. As of December 31, 2016, the aggregate liability related to 12,000 outstanding Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other liabilities on the consolidated balance sheet.

Compensation expense related to all PRSUs described above was $1.7 million, $1.6 million, $1.5 million and $1.2 million for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014. At December 31, 2016, there was $2.8 million of total unrecognized compensation costs related to approximately 290,000 nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
For the transition period ended December 31, 2016 and the fiscal years ended May 31, 2016, 2015 and 2014, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $1.6 million, $2.2 million, $2.3 million and $2.3 million, respectively.

14. Income Taxes

Income before provision for income taxes is as follows:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Income (loss) before provision for income taxes from:
U.S. operations	$5,116	$27,772	$26,893	$25,433
Foreign operations	10,365	10,643	(1,162)	9,670
Earnings before income taxes	$15,481	$38,415	$25,731	$35,103

The provision for income taxes consists of the following:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Current
Federal	$1,990	$9,156	$8,489	$8,836
States and local	483	1,537	1,177	1,689
Foreign	3,569	3,672	1,493	2,484
Reserve for uncertain tax positions	(39)	(529)	(48)	59
Total current	6,003	13,836	11,111	13,068
Deferred
Federal	6	82	(145)	(53)
States and local	(28)	(51)	(126)	395
Foreign	(514)	(557)	(2,416)	(967)
Total deferred	(536)	(526)	(2,687)	(625)
Net change in valuation allowance	403	455	1,316	85
Net deferred	(133)	(71)	(1,371)	(540)
Provision for income taxes	$5,870	$13,765	$9,740	$12,528

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the Transition period ended December 31,
	2016
Federal tax at statutory rate	$5,418	35.0%
State taxes, net of federal benefit	296	1.9%
Foreign tax	(573)	(3.7)%
Contingent consideration	(4)	—%
Permanent differences	373	2.4%
Other	(43)	(0.3)%
Change in valuation allowance	403	2.6%
Total provision for income taxes	$5,870	37.9%

	For the year ended May 31,
	2016		2015		2014
Federal tax at statutory rate	$13,445	35.0%	$9,006	35.0%	$12,286	35.0%
State taxes, net of federal benefit	966	2.5%	683	2.7%	1,355	3.9%
Foreign tax	(610)	(1.6)%	(517)	(2.0)%	(1,868)	(5.3)%
Contingent consideration	(425)	(1.1)%	(914)	(3.6)%	24	0.1%
Permanent differences	245	0.6%	196	0.8%	531	1.5%
Other	(311)	(0.8)%	(30)	(0.1)%	115	0.3%
Change in valuation allowance	455	1.2%	1,316	5.1%	85	0.2%
Total provision for income taxes	$13,765	35.8%	$9,740	37.9%	$12,528	35.7%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	December 31,	May 31,
	2016	2016	2015
Deferred income tax assets
Allowance for doubtful accounts	$969	$940	$1,036
Inventory	236	518	796
Intangible assets	2,529	1,641	1,254
Accrued expenses	5,157	4,668	3,455
Net operating loss carryforward	4,094	4,036	4,738
Capital lease obligations	1,140	1,167	379
Capital losses	719	719	—
Deferred share-based compensation	5,802	6,477	6,241
Other	285	440	370
Deferred income tax assets	20,931	20,606	18,269
Valuation allowance	(3,896)	(3,397)	(3,238)
Net deferred income tax assets	17,035	17,209	15,031
Deferred income tax liabilities
Property and equipment	(8,655)	(9,785)	(8,214)
Goodwill	(13,586)	(12,535)	(10,728)
Intangible assets	(5,051)	(5,989)	(6,677)
Other	(11)	(12)	(44)
Deferred income tax liabilities	(27,303)	(28,321)	(25,663)
Net deferred income taxes	$(10,268)	$(11,112)	$(10,632)

As of December 31, 2016, the Company had federal net operating loss carry forwards (NOLs) in the amount of approximately $0.3 million which may be utilized subject to limitation under Internal Revenue code section 382. The federal NOLs expire at various times from 2030 to 2033. In addition, as of December 31, 2016, the Company had state and foreign NOLs of $15.1 million and $12.2 million, respectively. The state NOLs expire at various times from 2019 to 2036. Approximately $1.4 million of the foreign NOLs expire at various times from 2022 to 2036, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. At December 31, 2016, the Company has a valuation allowance of approximately $3.9 million primarily against certain state and foreign NOLs and the capital losses generated by the disposals of certain foreign subsidiaries. For the transition period ended December 31, 2016, the valuation allowance increased $0.5 million, primarily attributable to tax losses generated by foreign subsidiaries. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015
Balance at beginning of period	$303	$763	$1,016
Additions for tax positions related to the current fiscal period	8	29	30
Additions for tax positions related to prior years	—	52	—
Decreases for tax positions related to prior years	(11)	(23)	(1)
Impact of foreign exchange fluctuation	—	(91)	(112)
Settlements	—	(29)	(50)
Reductions related to the expiration of statutes of limitations	(33)	(398)	(120)
Balance at end of period	$267	$303	$763

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2016, May 31, 2016 and May 31, 2015, there were approximately $0.3 million, $0.4 million and $1.1 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the transition period ended December 31, 2016 and the fiscal years ended May 31, 2016 and 2015. The Company anticipates a decrease to its unrecognized tax benefits of approximately $0.1 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before May 31, 2014 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before May 31, 2013.

The Company has not recognized U.S. tax expense on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. Net income (loss) of foreign subsidiaries was $6.9 million, $7.5 million and $(0.8) million for the transition period ended December 31, 2016, fiscal 2016 and 2015, respectively. We have recognized no deferred tax liability for the remittance of such earnings to the U.S. since it is our intention to utilize those earnings in the foreign operations. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

15. Employee Benefit Plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after three months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was $1.9 million, $3.3 million, $2.8 million and $2.5 million for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014, respectively.

The Company participates with other employers in contributing to a union plan, which covers certain U.S. based union employees. The plan is not administered by the Company and contributions are determined in accordance with provisions of a collective bargaining agreement. The Company’s contributions to the plan were $0.1 million, $0.2 million, $0.2 million and $0.1 million for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014. The Company has benefit plans covering certain employees in selected foreign countries. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

On August 17, 2016, the Company entered into an agreement with its Chairman and CEO, Dr. Sotirios Vahaviolos, to purchase up to 1 million of his shares, commencing in October 2016. Refer to Note 20 for further details of the treasury stock repurchases from Dr. Vahaviolos.

The Company leases its headquarters under an operating lease from a shareholder and officer of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during the transition period ended December 31, 2016 were approximately $0.5 million. See Note 18 — Commitments and Contingencies for further detail related to operating leases.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer. Total rent payments made during the transition period ended December 31, 2016 were approximately $0.1 million.

The Company has a lease for office space located in Brazil, which is partly owned by a shareholder and officer. Total rent payments made during the transition period ended December 31, 2016 were approximately $0.1 million.

17. Obligations under Capital Leases

The Company leases certain office space, and service equipment under capital leases, requiring monthly payments ranging from less than $1 thousand to $76 thousand, including effective interest rates that range from approximately 1% to 8% expiring through May 2022. The net book value of assets under capital lease obligations was $17.6 million, $19.8 million and $19.9 million at December 31, 2016, May 31, 2016 and May 31, 2015, respectively.

Scheduled future minimum lease payments subsequent to December 31, 2016 are as follows:

2017	$7,033
2018	5,312
2019	3,008
2020	1,191
2021	556
Thereafter	88
Total minimum lease payments	17,188
Less: amount representing interest	(1,018)
Present value of minimum lease payments	16,170
Less: current portion of obligations under capital leases	(6,488)
Obligations under capital leases, net of current portion	$9,682

18. Commitments and Contingencies

Operating Leases

The Company is party to various noncancelable lease agreements, primarily for its international and domestic office and lab space. Future minimum lease payments under noncancelable operating leases in each of the five years and thereafter subsequent to December 31, 2016 are as follows:

2017	$9,390
2018	8,068
2019	6,115
2020	4,566
2021	3,603
Thereafter	11,609
Total	$43,351

Total rent expense was $6.6 million, $11.2 million, $10.6 million and $9.5 million for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014, respectively.

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

Litigation and Commercial Claims

The Company was a defendant in a consolidated purported class and collective action, Edgar Viceral and David Kruger v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. This matter results from the consolidation of two cases originally filed in California state court in April 2015. The consolidated case alleged violations of California statutes, primarily the California Labor Code, and sought to proceed as a collective action under the U.S. Fair Labor Standards Act.  The case is predicated on claims for allegedly missed rest and meal periods, inaccurate wage statements, and failure to pay all wages due, as well as related unfair business practices, and is requesting payment of all damages, including unpaid wages, and various fines and penalties available under California and Federal law.

The parties have reached a settlement of the case, whereby the Company agreed to pay $6 million to resolve the allegations and avoid further distraction that would result if the litigation continued. The settlement received preliminary approval by the court in October 2016. A hearing on final approval of the settlement was held on February 2, 2017 and a final ruling was rendered on February 17, 2017. The Company recorded a pre-tax charge of $6.3 million in the fourth quarter of fiscal 2016 for the settlement and payment of payroll taxes and other costs related to the settlement, which was paid in February 2017. The settlement covered claims dating back to April 2011 in some cases and involved approximately 4,900 current and former employees.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of December 31, 2016, total potential acquisition-related contingent consideration ranged from zero to $15.2 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.8 years of operations. See Note 7 - Acquisitions to these consolidated financial statements for further information with respect to the Company’s acquisitions completed during the transition period ended December 31, 2016 and in fiscal 2015 and 2016.

19. Segment Disclosure

The Company’s three operating segments are:

•
Services. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, consisting primarily of non-destructive testing, and inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Selected financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Revenues
Services	$293,218	$553,279	$540,224	$443,229
International	104,013	143,025	146,953	161,395
Products and Systems	14,541	30,293	31,255	33,544
Corporate and eliminations	(7,611)	(7,416)	(7,180)	(14,721)
	$404,161	$719,181	$711,252	$623,447

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Gross profit
Services	$75,784	$145,262	$135,201	$114,182
International	34,210	43,613	34,572	44,893
Products and Systems	6,920	14,022	14,314	14,495
Corporate and eliminations	90	111	646	(627)
	$117,004	$203,008	$184,733	$172,943

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Income from operations
Services	$22,411	$52,552	$49,142	$43,221
International	10,597	9,293	(575)	10,238
Products and Systems	(254)	2,688	2,461	2,552
Corporate and eliminations	(15,221)	(21,356)	(20,675)	(17,716)
	$17,533	$43,177	$30,353	$38,295

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Depreciation and amortization
Services	$12,765	$22,725	$22,268	$17,794
International	5,306	7,774	8,451	8,065
Products and Systems	1,372	2,323	2,426	2,373
Corporate and eliminations	(244)	(348)	141	197
	$19,199	$32,474	$33,286	$28,429

	December 31,	May 31,
	2016	2016	2015
Intangible assets, net
Services	$19,550	$19,022	$24,598
International	14,139	17,703	19,482
Products and Systems	5,482	6,054	7,004
Corporate and eliminations	836	713	192
	$40,007	$43,492	$51,276

	December 31,	May 31,
	2016	2016	2015
Total assets
Services	$291,539	$301,678	$301,031
International	130,427	132,643	126,643
Products and Systems	28,964	31,596	35,464
Corporate and eliminations	18,497	16,758	8,589
	$469,427	$482,675	$471,727

Revenue and long-lived assets by geographic area was as follows:

	For the Transition Period ended December 31,	For the year ended May 31,
	2016	2016	2015	2014
Revenue
United States	$256,926	$519,361	$491,818	$403,001
Other Americas	41,777	67,809	68,628	55,120
Europe	91,847	118,566	137,071	143,931
Asia-Pacific	13,611	13,445	13,735	21,395
	$404,161	$719,181	$711,252	$623,447

	December 31,	May 31,
	2016	2016	2015
Long-lived assets
United States	$186,960	$186,543	$190,997
Other Americas	29,065	29,743	31,558
Europe	67,072	75,102	73,744
Asia-Pacific	—	—	647
	$283,097	$291,388	$296,946

20. Repurchase of Common Stock

On October 7, 2015, the Company's Board of Directors approved a $50 million stock repurchase plan. As part of this plan, on August 17, 2016, the Company entered into an agreement with its Chairman and CEO, Dr. Sotirios Vahaviolos, to purchase up to 1 million of his shares, commencing in October 2016. Pursuant to the agreement, in general, the Company will purchase from Dr. Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily price of the Company's common stock for the preceding month. During the transition period ended December 31, 2016, the Company purchased approximately 274,000 shares from Dr. Vahaviolos at an average price of $21.90 per share and an aggregate cost of $6.0 million. In addition, during this same transition period, the Company repurchased approximately 146,000 shares in the open market at an average price of $20.48 per share and an aggregate cost of approximately $3.0 million. All such repurchased shares are classified as Treasury Stock on the consolidated balance sheet. As of December 31, 2016, approximately $41.0 million remained available to repurchase shares under the stock repurchase plan.

21. SEVEN MONTHS ENDED DECEMBER 31, 2015 COMPARATIVE DATA (Unaudited)

The condensed consolidated statement of income for the seven months ended December 31, 2015 is as follows: (In thousands, except per share data)

Seven Months Ended December 31, 2015
(unaudited)
Revenues	$427,913
Cost of revenues	292,718
Depreciation	12,005
Gross profit	123,190
Selling, general and administrative expenses	81,117
Research and engineering	1,431
Depreciation and amortization	6,503
Acquisition-related benefit, net	(959)
Income from operations	35,098
Interest expense, net	3,672
Income before provision for income taxes	31,426
Provision for income taxes	11,627
Net Income	19,799
Less: Net (loss) attributable to non-controlling interests	(15)
Net income available to Mistras Group, Inc. shareholders	$19,814
Net income per share: Basic	$0.69
Net income per share: Diluted	$0.67
Weighted average shares outstanding:
Basic	28,810
Diluted	29,676

22. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for November 30, 2016, August 31, 2016 and the fiscal years ended May 31, 2016 and 2015:

Fiscal quarter ended	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014
Revenues	$176,642	$168,443	$184,187	$160,355	$194,786	$179,853	$174,686	$163,100	$206,893	$166,573
Gross Profit	52,076	50,056	52,000	42,809	56,925	51,274	44,966	38,734	59,039	41,994
Income from operations	12,508	11,155	4,918	5,758	19,569	12,932	4,627	3,870	18,192	3,664
Net income attributable to Mistras Group, Inc.	$7,270	$6,596	$2,764	$3,593	$11,425	$6,872	$2,171	$1,817	$10,427	$1,666
Earnings per common share:
Basic	$0.25	$0.23	$0.10	$0.12	$0.40	$0.24	$0.08	$0.06	$0.36	$0.06
Diluted	$0.24	$0.22	$0.09	$0.12	$0.39	$0.23	$0.07	$0.06	$0.35	$0.06

23. Subsequent Events

Subsequent to December 31, 2016, the Company completed an acquisition of a business that provides NDT, chemical and special processing services, located in the U.S, for $4.5 million in cash upon closing and $1.5 million of deferred purchase price. In addition to the cash consideration, the acquisition provides for possible contingent consideration up to $2.0 million to be earned based upon the achievement of specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocation. The acquisition was not significant and no pro forma information has been included in this transition report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the transition period ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by Item 10 is incorporated herein by reference to the information to be included in our definitive proxy statement related to the 2017 annual shareholders meeting. The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2017 annual shareholders meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the information to be included in our definitive proxy statement related to the 2016 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)
Equity Compensation Plans Approved by Security Holders (1)	2,167	$13.33	1,700

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,167	$13.33	1,700
________________________________________
(1)         Includes all the Company’s plans: 2007 Stock Option Plan, 2009 Long-Term Incentive Plan and 2016 Long-Term Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2017 annual shareholders meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2017 annual shareholders meeting.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are filed herewith in Item 8 of Part II above:

Page
Report of independent registered public accounting firm	50
Consolidated Balance sheets as of December 31, 2016, May 31, 2016 and May 31, 2015	51
Consolidated Statements of income for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014	52
Consolidated Statements of comprehensive (loss) income for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014	53
Consolidated Statements of equity for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014	54
Consolidated Statements of cash flows for the transition period ended December 31, 2016 and the years ended May 31, 2016, 2015 and 2014	55
Notes to consolidated financial statements	56

(2)         Financial Statement Schedules

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)         Exhibits

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to the Quarterly Report on Form 10-Q filed on January 11, 2017 and incorporated herein by reference)

3.3	Amended and Restated Bylaws, effective July 20, 2016 (filed as exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 7, 2016 and incorporated herein by reference)

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

10.4	Agreement, dated August 17, 2016, between registrant and Sotirios Vahaviolos (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 7, 2016 and incorporated herein by reference)

10.5
Joint stipulation of settlement and release between Registrant and Plantiffs, with respect to Visceral and Kruger, et al. v. Mistras Group, Inc., et al. (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q filed on October 7, 2016 and incorporated herein by reference)

10.6
Employment Agreement between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.4 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.7
Amendment, dated July 14, 2010 to Employment Agreement, between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on October 14, 2010 and incorporated herein by reference)

10.8
Amendment No. 2, dated January 24, 2014, to Employment Agreement between the Company and Sotirios J. Vahaviolos (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on April 9, 2014 and incorporated herein by reference)

10.9
2007 Stock Option Plan and form of Stock Option Agreement (filed as exhibit 10.5 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.10
2009 Long-Term Incentive Plan (filed as exhibit 10.6 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference).

10.11
Form of 2009 Long-Term Incentive Plan Stock Option Agreement (filed as exhibit 10.7 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.12
Form of 2009 Long-Term Incentive Plan Restricted Stock Agreement (filed as exhibit 10.8 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.13
Form of Restricted Stock Unit Certificate for awards under 2009 Long-Term Incentive Plan (filed as exhibit 10.1 to Quarterly Report on Form 10-Q filed on January 13, 2011 and incorporated herein by reference)

10.14	Form of performance share unit awards letter under 2009 Long-Term Incentive Plan (filed as exhibit 10.11 to Annual Report on Form 10-K filed on August 8, 2014 and incorporated herein by reference)

10.15	2016 Long-Term Incentive Plan (filed as exhibit B to the Definitive Proxy Statement dated September 7, 2016 and incorporated herein by reference)

10.16*	Form of Restricted Stock Unit Certificate for awards under the 2016 Long-Term Incentive Plan

10.17	Mistras Group Severance Plan as amended (April 2014) (filed as Exhibit 10.12 to Annual Report on Form 10-K filed on August 8, 2014 and incorporated herein by reference)

10.18	Description of Compensation for Non-Employee Directors (filed as exhibit 10.13 to Annual Report on Form 10-K filed on August 8, 2014 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
_______________________
Exhibits 10.6 to 10.18 are management contracts or compensatory plans, contracts, or arrangements.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ DR. SOTIRIOS J. VAHAVIOLOS
Dr. Sotirios J. Vahaviolos
Chairman and Chief Executive Officer

Date: March 20, 2017

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

Signature	Title	Date

/s/Dr. Sotirios J. Vahaviolos	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2017
Dr. Sotirios J. Vahaviolos

/s/ Jonathan H. Wolk	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2017
Jonathan H. Wolk

/s/ James J. Forese	Director	March 20, 2017
James J. Forese

/s/ Richard H. Glanton	Director	March 20, 2017
Richard H. Glanton

/s/ Nicholas DeBenedictis	Director	March 20, 2017
Nicholas DeBenedictis

/s/ Michael J. Lange	Director	March 20, 2017
Michael J. Lange

/s/ Manuel N. Stamatakis	Director	March 20, 2017
Manuel N. Stamatakis

/s/ W. Curtis Weldon	Director	March 20, 2017
W. Curtis Weldon