Form 10-Q
period 2017-03-31
Mistras Group, Inc.
filed 2017-05-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of May 2, 2017, the registrant had 28,488,288 shares of common stock outstanding and 771,119 shares of treasury stock.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$27,592	$19,154
Accounts receivable, net	124,221	130,852
Inventories	10,589	10,017
Deferred income taxes	—	6,230
Prepaid expenses and other current assets	14,772	16,399
Total current assets	177,174	182,652
Property, plant and equipment, net	72,898	73,149
Intangible assets, net	41,226	40,007
Goodwill	173,907	169,940
Deferred income taxes	1,897	1,086
Other assets	2,628	2,593
Total assets	$469,730	$469,427
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,345	$6,805
Accrued expenses and other current liabilities	53,637	58,697
Current portion of long-term debt	1,766	1,379
Current portion of capital lease obligations	6,357	6,488
Income taxes payable	3,659	4,342
Total current liabilities	74,764	77,711
Long-term debt, net of current portion	96,042	85,917
Obligations under capital leases, net of current portion	8,861	9,682
Deferred income taxes	12,024	17,584
Other long-term liabilities	8,180	7,789
Total liabilities	199,871	198,683
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,257,763 and 29,216,745 shares issued	293	292
Additional paid-in capital	219,176	217,211
Treasury stock, at cost, 676,512 and 420,258 shares	(15,000)	(9,000)
Retained earnings	93,496	91,803
Accumulated other comprehensive loss	(28,274)	(29,724)
Total Mistras Group, Inc. stockholders’ equity	269,691	270,582
Noncontrolling interests	168	162
Total equity	269,859	270,744
Total liabilities and equity	$469,730	$469,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended
	March 31, 2017	March 31, 2016

Revenue	$163,318	$167,455
Cost of revenue	115,002	118,230
Depreciation	5,163	5,255
Gross profit	43,153	43,970
Selling, general and administrative expenses	37,302	35,053
Research and engineering	643	662
Depreciation and amortization	2,502	2,762
Acquisition-related expense (benefit), net	(544)	(153)
Income from operations	3,250	5,646
Interest expense	1,018	1,100
Income before provision for income taxes	2,232	4,546
Provision for income taxes	534	1,088
Net income	1,698	3,458
Less: net income attributable to noncontrolling interests, net of taxes	6	11
Net income attributable to Mistras Group, Inc.	$1,692	$3,447
Earnings per common share
Basic	$0.06	$0.12
Diluted	$0.06	$0.11
Weighted average common shares outstanding:
Basic	28,687	28,915
Diluted	29,905	29,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016

Net income	$1,698	$3,458
Other comprehensive income:
Foreign currency translation adjustments	1,450	2,387
Comprehensive income	3,148	5,845
Less: comprehensive income attributable to noncontrolling interest	6	9
Comprehensive income attributable to Mistras Group, Inc.	$3,142	$5,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities
Net income	$1,698	$3,458
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,665	8,017
Deferred income taxes	(86)	1,037
Share-based compensation expense	1,724	1,729
Bad debt provision for a customer bankruptcy	1,200	—
Fair value adjustments to contingent consideration	(625)	(132)
Other	(147)	(200)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,161	12,133
Inventories	(585)	315
Prepaid expenses and other assets	1,716	(85)
Accounts payable	2,478	160
Accrued expenses and other liabilities	(7,053)	2,435
Income taxes payable	(733)	246
Net cash provided by operating activities	13,413	29,113
Cash flows from investing activities
Purchase of property, plant and equipment	(3,416)	(3,735)
Purchase of intangible assets	(376)	(422)
Acquisition of businesses, net of cash acquired	(4,500)	—
Proceeds from sale of equipment	155	48
Net cash used in investing activities	(8,137)	(4,109)
Cash flows from financing activities
Repayment of capital lease obligations	(1,643)	(1,894)
Proceeds from borrowings of long-term debt	917	225
Repayment of long-term debt	(663)	(1,105)
Proceeds from revolver	20,900	5,400
Repayment of revolver	(10,800)	(20,200)
Payment of contingent consideration for business acquisitions	(51)	(1,530)
Purchases of treasury stock	(6,000)	—
Taxes paid related to net share settlement of share-based awards	(41)	(33)
Excess tax benefit from share-based compensation	—	58
Proceeds from exercise of stock options	234	191
Net cash provided by (used in) financing activities	2,853	(18,888)
Effect of exchange rate changes on cash and cash equivalents	309	(89)
Net change in cash and cash equivalents	8,438	6,027
Cash and cash equivalents
Beginning of period	19,154	9,599
End of period	$27,592	$15,626
Supplemental disclosure of cash paid
Interest	$967	$904
Income taxes	$1,057	$1,644
Noncash investing and financing
Equipment acquired through capital lease obligations	$667	$2,267
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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending December 31, 2017 and 2016. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Transition Report on Form 10-K (“2016 Transition Report”) for the transition period ended December 31, 2016, as filed with the Securities and Exchange Commission on March 20, 2017.

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

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. The transition period was for the seven months ended December 31, 2016 ("the transition period"). Prior to this change, the Company's International segment was consolidated on a one month lag. Therefore, for this interim report, the condensed consolidated income statement includes a one month lag for the International segment for the three months ended March 31, 2016. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s condensed consolidated financial statements. The one month lag was removed with the change in the Company's fiscal year noted above, and accordingly, the condensed consolidated income statement does not include a one month lag for the International segment's results for the three months ended March 31, 2017.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

Customers

One customer accounted for approximately 11% of our revenues and 9% of accounts receivable in the first quarter of 2017, which primarily were generated from the Services segment. One customer accounted for 10% of our revenues in the first quarter of 2016.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Company's 2016 Transition Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including, among other things those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2016 Transition Report, there have been no material changes to the Company's significant accounting policies.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 will become effective for us beginning 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are still in the process of evaluating the effect of adoption on our condensed consolidated financial statements and are currently assessing our contracts with customers. We anticipate we will expand our condensed consolidated financial statement disclosures in order to comply with ASU 2014-09.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This amendment will simplify the presentation of deferred tax assets and liabilities on the balance sheet and require all deferred tax assets and liabilities to be treated as non-current. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance prospectively beginning in the first quarter of 2017, which did not have a material impact on the condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718). This amendment will simplify certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted this guidance beginning in the first quarter of 2017, and accordingly, is recording excess tax benefits and tax deficiencies as a component of income tax expense.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, entities should perform the annual goodwill impairment test by comparing the carrying value of its reporting units to their fair value. An entity should record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Tax deductibility of goodwill should be considered in evaluating any reporting unit's impairment loss to be taken. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that ASU 2017-04 will have on its condensed consolidated financial statements and related disclosures.

2.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under three equity incentive plans: (i) the 2007 Stock Option Plan (the 2007 Plan), (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan) and (iii) the 2016 Long-Term Incentive Plan. No further awards may be granted under the 2007 and 2009 Plans, although awards granted under the 2007 and 2009 Plans remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the three months ended March 31, 2017, the Company did not recognize any share-based compensation expense related to stock option awards. No unrecognized compensation costs remained related to stock option awards as of March 31, 2017.

For the three months ended March 31, 2016, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million.

No stock options were granted during the three months ended March 31, 2017 and March 31, 2016.

A summary of the stock option activity, weighted average exercise prices and options outstanding as of March 31, 2017 and 2016 is as follows:

	For the three months ended March 31,
	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,167	$13.33	2,265	$13.16
Granted	—	$—	—	$—
Exercised	(30)	$7.67	(19)	$10.02
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,137	$13.41	2,246	$13.19

Restricted Stock Unit Awards

For both the three months ended March 31, 2017 and March 31, 2016, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million. As of March 31, 2017, there was $8.3 million of unrecognized

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.5 years.

During the first three months of 2017 and 2016, the Company granted approximately 9,000 and 12,000 shares, respectively, of fully-vested common stock to its five non-employee directors, in connection with its non-employee director compensation plan. These shares had grant date fair values of $0.2 million and $0.3 million, respectively, which was recorded as share-based compensation expense during the three months ended March 31, 2017 and March 31, 2016, respectively.

During the first three months of 2017 and 2016, approximately 5,000 restricted stock units vested for each period. The fair value of these units was $0.1 million for each respective period. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, nonvested restricted share units is presented below:

	For the three months ended March 31,
	2017		2016
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	569	$20.81	595	$18.89
Granted	—	$—	1	$23.11
Released	(5)	$24.09	(5)	$24.12
Forfeited	(3)	$21.31	(9)	$19.28
Outstanding at end of period:	561	$20.78	582	$18.85

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

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the three months ended March 31, 2017
	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	290	$16.01
Granted	—	$—
Performance condition adjustments	(3)	$23.30
Released	—	$—
Forfeited	—	$—
Outstanding at end of period:	287	$15.83

During the three months ended March 31, 2017, the Compensation Committee modified the awards issued during the transition period ended December 31, 2016 from a one year performance period to a seven month performance period to align the awards with the change in the Company's fiscal year from May 31 to December 31. Accordingly, for the three months ended March 31, 2017, the Compensation Committee approved these transition period PRSU's, which resulted in a reduction of approximately 3,000 units.

As of March 31, 2017, all PRSU's were classified as equity.

For each of the three months ended March 31, 2017 and March 31, 2016, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.4 million. At March 31, 2017, there was $2.3 million of total unrecognized compensation costs related to 287,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 1.8 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2017	March 31, 2016

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$1,692	$3,447
Denominator:
Weighted average common shares outstanding	28,687	28,915
Basic earnings per share	$0.06	$0.12

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$1,692	$3,447
Denominator:
Weighted average common shares outstanding	28,687	28,915
Dilutive effect of stock options outstanding	879	777
Dilutive effect of restricted stock units outstanding	339	288
	29,905	29,980
Diluted earnings per share	$0.06	$0.11

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

4.                                      Acquisitions

During the three months ended March 31, 2017, the Company completed one acquisition of a company located in the U.S. that provides NDT, chemical and special processing services.

In this acquisition, the Company acquired assets of the acquiree in exchange for aggregate consideration of $4.5 million in cash, and contingent consideration up to $3.5 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed for three entities acquired in the transition period ended December 31, 2016. This process will conclude as soon as the Company finalizes information regarding facts and circumstances that existed as of the acquisition date. Goodwill and intangibles for these three entities totaled $4.1 million and $3.4 million, respectively. This measurement period will not exceed one year from their respective acquisition dates.

The assets and liabilities of the business acquired in 2017 were included in the Company's condensed consolidated balance sheet based upon their estimated fair value on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible acquired. The results of operations for this acquisition are included in the Services segment's results from the date of acquisition. The goodwill of $3.3 million primarily relates to expected synergies and assembled workforce and is generally deductible for tax purposes.

The Company's preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

2017
Number of Entities	1
Consideration transferred:
Cash paid	$4,500
Notes payable	—
Contingent consideration	2,508
Consideration transferred	$7,008

Current assets	$—
Property, plant and equipment	845
Intangible assets	2,742
Goodwill	3,326
Current liabilities	—
Long-term deferred tax asset	95
Net assets acquired	$7,008

Revenues and operating income included in the condensed consolidated statement of operations for 2017 from this acquisition for the period subsequent to the closing of this transaction was approximately $0.3 million and $0.1 million, respectively. As this acquisition was immaterial to the Company's 2017 results, no unaudited pro forma financial information has been included in this report.

During the three months ended March 31, 2016, the Company did not complete any acquisitions.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related (benefit) expense, net, on the condensed consolidated statements of income and were as follows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Due diligence, professional fees and other transaction costs	$81	$103
Adjustments to fair value of contingent consideration liabilities	(625)	(256)
Acquisition-related expense (benefit), net	$(544)	$(153)

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	March 31, 2017	December 31, 2016

Trade accounts receivable	$128,056	$133,704
Allowance for doubtful accounts	(3,835)	(2,852)
Accounts receivable, net	$124,221	$130,852

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2017	December 31, 2016

Land		$1,717	$1,714
Buildings and improvements	30-40	19,896	19,261
Office furniture and equipment	5-8	12,850	12,574
Machinery and equipment	5-7	170,544	166,423
		205,007	199,972
Accumulated depreciation and amortization		(132,109)	(126,823)
Property, plant and equipment, net		$72,898	$73,149

Depreciation expense for the three months ended March 31, 2017 and March 31, 2016 was $5.5 million and $5.6 million, respectively.

7.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Services	International	Products and Systems	Total
Balance at December 31, 2016	$123,392	$33,351	$13,197	$169,940
Goodwill acquired during the period	3,326	—	—	3,326
Adjustments to preliminary purchase price allocations	—	—	—	—
Foreign currency translation	111	530	—	641
Balance at March 31, 2017	$126,829	$33,881	$13,197	$173,907

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2017, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of March 31, 2017 and December 31, 2016 was $9.9 million, which is within its International segment.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2017			December 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$84,218	$(52,046)	$32,172	$81,559	$(50,417)	$31,142
Software/Technology	3-15	18,525	(12,942)	5,583	18,128	(12,577)	5,551
Covenants not to compete	2-5	11,540	(9,823)	1,717	11,143	(9,647)	1,496
Other	2-5	7,415	(5,661)	1,754	7,266	(5,448)	1,818
Total		$121,698	$(80,472)	$41,226	$118,096	$(78,089)	$40,007

Amortization expense for the three months ended March 31, 2017 and March 31, 2016 was $2.2 million and $2.4 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016

Accrued salaries, wages and related employee benefits	$23,932	$23,442
Contingent consideration, current portion	3,044	1,826
Accrued workers’ compensation and health benefits	5,385	6,351
Deferred revenue	4,740	3,743
Legal settlement accrual	—	6,320
Other accrued expenses	16,536	17,015
Total accrued expenses and other liabilities	$53,637	$58,697

10.                               Long-Term Debt

Long-term debt consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2017	December 31, 2016

Senior credit facility	$92,966	$82,776
Notes payable	323	320
Other	4,519	4,200
Total debt	97,808	87,296
Less: Current portion	(1,766)	(1,379)
Long-term debt, net of current portion	$96,042	$85,917

Senior Credit Facility

On October 31, 2014, the Company entered into a Third Amendment and Modification Agreement of its revolving line of credit, the Third Amended and Restated Credit Agreement (“Credit Agreement”), dated December 21, 2011, with its lending group. The Credit Agreement provides the Company with a $175.0 million revolving line of credit, which, under certain circumstances, the line of credit can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of March 31, 2017, the Company had borrowings of $93.0 million and a total of $5.7 million of letters of credit outstanding under the Credit Agreement.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 1.75%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is defined as the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus or minus certain other adjustments) for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.0 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 3.25 to 1 and an Interest Coverage Ratio of at least 3.0 to 1. Interest Coverage Ratio is defined as the ratio, as of any date of determination, of (a) EBITDA for the 12 month period immediately preceding the date of determination, to (b) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case to the extent treated as interest in accordance with GAAP, paid during the 12 month period immediately preceding the date of determination. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company's line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets and a pledge of its stock.

As of March 31, 2017, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 2.7% as of March 31, 2017. Interest expense is recorded in the condensed consolidated statements of income.

11.                               Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value
Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial instruments measured at fair value on a recurring basis

The fair value of contingent consideration liabilities classified as Level 3 was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the applicable acquisition agreements.

The following table represents the changes in the fair value of Level 3 contingent consideration:

Three months ended
March 31, 2017
Beginning balance	$3,094
Accretion of liability	68
Foreign currency translation	14
Payments	(51)
Revaluation	(693)
Acquisitions	2,508
Ending Balance	$4,940

Financial instruments not measured at fair value on a recurring basis

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

12.                               Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it. Except possibly for certain of the matters described below, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered against the Company may be covered by insurance for certain matters.

Litigation and Commercial Claims

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company was a defendant in a consolidated purported class and collective action, Edgar Viceral and David Kruger v Mistras Group, et al, pending in the U.S. District Court for the Northern District of California. This matter resulted from the consolidation of two cases originally filed in California state court in April 2015. The parties have settled the case, whereby the Company recorded a pre-tax charge of $6.3 million during the three months ended June 30, 2016 and paid the settlement in February 2017.

The Company is a defendant in the lawsuit AGL Services Company v. Mistras Group, Inc., pending in U.S. District Court for the Northern District of Georgia, filed November 2016. The case involves radiography work performed by the Company in fiscal 2013 on the construction of a pipeline project in the U.S. The owner of the pipeline project contends that certain of the radiography images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by the American Petroleum Institute. The project owner is claiming damages as a result of the alleged quality defects of the Company’s radiography images. The complaint alleges damages of approximately $6 million.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter after consideration of its insurance coverage, and accordingly, has not established any reserves for this matter.

The Company’s subsidiary in France has been involved in a dispute with a former owner of a business in France purchased by the Company’s French subsidiary. The former owner received a judgment in his favor in the amount of approximately $0.4 million for payment of the contingent consideration portion of the purchase price for the business. The judgment is being appealed, but the Company recorded a reserve for the full amount of the judgment during the three months ended June 30, 2016.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of March 31, 2017, total potential acquisition-related contingent consideration ranged from zero to approximately $16.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 3.0 years of operations. See Note 4 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

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

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended
	March 31, 2017	March 31, 2016
Revenues
Services	$126,329	$131,579
International	34,256	30,980
Products and Systems	5,550	6,680
Corporate and eliminations	(2,817)	(1,784)
	$163,318	$167,455

	Three months ended
	March 31, 2017	March 31, 2016
Gross profit
Services	$30,213	$32,458
International	10,460	8,673
Products and Systems	2,594	2,738
Corporate and eliminations	(114)	101
	$43,153	$43,970

	Three months ended
	March 31, 2017	March 31, 2016
Income (loss) from operations
Services	$7,380	$11,339
International	3,034	720
Products and Systems	(449)	(132)
Corporate and eliminations	(6,715)	(6,281)
	$3,250	$5,646

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2017	March 31, 2016
Depreciation and amortization
Services	$5,318	$5,623
International	1,844	1,880
Products and Systems	567	588
Corporate and eliminations	(64)	(74)
	$7,665	$8,017

	March 31, 2017	December 31, 2016
Intangible assets, net
Services	$21,184	$19,550
International	13,889	14,139
Products and Systems	5,293	5,482
Corporate and eliminations	860	836
	$41,226	$40,007

	March 31, 2017	December 31, 2016
Total assets
Services	$293,401	$291,539
International	134,813	130,427
Products and Systems	29,819	28,964
Corporate and eliminations	11,697	18,497
	$469,730	$469,427

Revenues by geographic area for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Revenues
United States	$111,531	$121,271
Other Americas	15,473	14,783
Europe	30,660	27,247
Asia-Pacific	5,654	4,154
	$163,318	$167,455

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
Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily closing price of the Company's common stock for the preceding month. During the quarter ended March 31, 2017, the Company purchased approximately 256,000 shares from Dr. Vahaviolos at an average price of $23.41 per share and an aggregate cost of $6.0 million. From the inception of the plan, the Company has purchased approximately 530,000 shares from Dr. Vahaviolos at an average price of $22.63 per share for an aggregate cost of $12.0 million and approximately 146,000 shares in the open market at an average price of $20.48 per share for an aggregate cost of approximately $3.0 million. All such repurchased shares are classified as Treasury Stock on the condensed consolidated balance sheet. As of March 31, 2017, approximately $35.0 million remained available to repurchase shares under the stock repurchase plan.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended March 31, 2017 and March 31, 2016. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Transition Report on Form 10-K for the transition period ended December 31, 2016, filed March 20, 2017 (“2016 Transition Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2016 Transition Report as well as those discussed in our other filings with the Securities and Exchange Commission (“SEC”).

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

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. However, current market conditions are soft, driven by lower oil prices which have caused many of the Company’s customers to curtail spending.

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Revenues	$163,318	$167,455
Gross profit	43,153	43,970
Gross profit as a % of Revenue	26%	26%
Total operating expenses	39,903	38,324
Operating expenses as a % of Revenue	24%	23%
Income from operations	3,250	5,646
Income from Operations as a % of Revenue	2%	3%
Interest expense	1,018	1,100
Income before provision for income taxes	2,232	4,546
Provision for income taxes	534	1,088
Net income	1,698	3,458
Less: net income attributable to noncontrolling interests, net of taxes	6	11
Net income attributable to Mistras Group, Inc.	$1,692	$3,447

Note About Non-GAAP Measures

In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities and (c) non-recurring items. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

We believe investors and other users of our financial statements benefit from the presentation of "Income before special items" in evaluating our performance. Income before special items provides an additional tool to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income before special items is not used to determine incentive compensation for executives or employees.

Revenue

Revenues for the three months ended March 31, 2017 were $163.3 million, a decrease of $4.1 million, or 2.5%, compared with the three months ended March 31, 2016.

Revenues by segment for the three months ended March 31, 2017 and March 31, 2016 were as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Revenues
Services	$126,329	$131,579
International	34,256	30,980
Products and Systems	5,550	6,680
Corporate and eliminations	(2,817)	(1,784)
	$163,318	$167,455

Three Months

In the three months ended March 31, 2017, Services segment revenues decreased 4% due to a combination of mid single digit organic decline, offset by low single digit acquisition growth. International segment revenues increased by 11%, driven by mid double digit organic growth, offset by a mid single digit unfavorable impact of foreign exchange rates. Products and Systems segment revenues decreased by 17% driven by lower sales volume.

Oil and gas revenues were a primary driver for the decline in total revenues for the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. Oil and gas revenues comprised approximately 59% of total Company revenues for both periods. The Company’s top ten customers comprised approximately 43% of total revenues for the three months ended March 31, 2017 from 41% for the three months ended March 31, 2016. One customer, BP plc., accounted for approximately 11% of our total revenues for the three months ended March 31, 2017 and 10% of our revenues for the three months ended March 31, 2016.

Gross Profit

Gross profit decreased by $0.8 million, or 1.9%, in the three months ended March 31, 2017, on a sales decline of 2.5%.

Gross profit by segment for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Gross profit
Services	$30,213	$32,458
% of segment revenue	23.9%	24.7%
International	10,460	8,673
% of segment revenue	30.5%	28.0%
Products and Systems	2,594	2,738
% of segment revenue	46.7%	41.0%
Corporate and eliminations	(114)	101
	$43,153	$43,970
% of total revenue	26.4%	26.3%

Three months

As a percentage of revenues, gross profit was 26.4% and 26.3% for the three months ended March 31, 2017 and 2016, respectively. Services segment gross profit margins decreased to 23.9% in the three months ended March 31, 2017 compared to 24.7% in the three months ended March 31, 2016. The 80 basis point decrease was primarily driven by a change in sales mix. International segment gross margins increased to 30.5% in the three months ended March 31, 2017 compared with 28.0% in the three months ended March 31, 2016. The 250 basis point increase was driven by improvements in technical labor utilization, sales mix and overhead utilization. Products and Systems segment gross margin improved by 570 basis points for the three months ended March 31, 2017 to 46.7% compared with 41.0% in the three months ended March 31, 2016, driven by a change in sales mix.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Services:
Income from operations	$7,380	$11,339
Bad debt provision for a customer bankruptcy	1,200	—
Severance costs	16	—
Acquisition-related expense (benefit), net	(124)	(173)
Income before special items	8,472	11,166
International:
Income from operations	3,034	720
Severance costs	13	65
Acquisition-related expense (benefit), net	(501)	20
Income before special items	2,546	805
Products and Systems:
Loss from operations	(449)	(132)
Severance costs	—	(11)
Acquisition-related expense (benefit), net	—	—
Loss before special items	(449)	(143)
Corporate and Eliminations:
Loss from operations	(6,715)	(6,281)
Acquisition-related expense (benefit), net	81	—
Loss before special items	(6,634)	(6,281)
Total Company
Income from operations	$3,250	$5,646
Bad debt provision for a customer bankruptcy	$1,200	$—
Severance costs	$29	$54
Acquisition-related expense (benefit), net	$(544)	$(153)
Income before special items	$3,935	$5,547

Three months
For the three months ended March 31, 2017, income from operations (GAAP) decreased $2.4 million, or 42%, compared with the three months ended March 31, 2016 and income before special items (non-GAAP) decreased $1.6 million, or 29%. As a percentage of revenues, income before special items declined by 90 basis points to 2.4% in the three months ended March 31, 2017 from 3.3% in the three months ended March 31, 2016.

Operating expenses increased $1.6 million during the three months ended March 31, 2017, driven primarily by a $1.2 million bad debt provision taken in the first quarter of 2017 pertaining to a customer's Chapter 11 bankruptcy filing.

Interest Expense

Interest expense was approximately $1.0 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

Income Taxes

The Company’s effective income tax rate was approximately 24% for the three months ended March 31, 2017 and 2016. The effective income tax rate for the first quarter of each of 2017 and 2016 was lower than the anticipated annual effective tax rate due to discrete items.

Liquidity and Capital Resources

Cash Flows Table

Cash flows are summarized in the table below:

	Three months ended
	March 31, 2017	March 31, 2016
	($ in thousands)
Net cash provided by (used in):
Operating activities	$13,413	$29,113
Investing activities	(8,137)	(4,109)
Financing activities	2,853	(18,888)
Effect of exchange rate changes on cash	309	(89)
Net change in cash and cash equivalents	$8,438	$6,027

Cash Flows from Operating Activities

During the three months ended March 31, 2017, cash provided by operating activities was $13.4 million, a decrease of $15.7 million, or 54%. The decrease was primarily attributable to the timing of collections and the payment of a $6.3 million legal settlement.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, cash used in investing activities was $8.1 million, compared with a cash outflow of $4.1 million in the comparable period of the prior year. The first three months of 2017 included $4.5 million outflow related to acquisitions, compared with no acquisition activity for the comparable period in 2016. Cash used for capital expenditures was $3.8 million and $4.2 million in the first three months of 2017 and 2016, respectively.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.9 million for the three months ended March 31, 2017. The Company borrowed $10.1 net on its Credit Agreement, of which $6.0 million was used to purchase treasury stock and $4.5 million was used for an acquisition. For the comparable period in 2016, net cash used by financing activities was $18.9 million, of which $17.6 million was to reduce its debt and capital lease obligations.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net increase of $0.3 million in the first three months of 2017, compared to a $0.1 million reduction for the first three months of 2016.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2016 Transition Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and Note 10 - Long-Term Debt to these condensed consolidated financial statements in this Quarterly Report, under the heading “Senior Credit Facility.”

As of March 31, 2017, we had cash and cash equivalents totaling $27.6 million and available borrowing capacity of $76.3 million under our Credit Agreement with borrowings of $93.0 million and $5.7 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2017, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2016 Transition Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2016 Transition Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2016 Transition Report.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2016 Transition Report.

See Note 12 - Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report for a description of our legal proceedings.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2016 Transition Report. There have been no material changes to the risk factors previously disclosed in the 2016 Transition Report.

ITEM 2.                                                Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter pursuant to our publicly announced share repurchase plan and as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 31, 2017	83,897	$24.61	81,103	$39,004,574
February 28, 2017	85,985	$23.26	85,985	$37,004,563
March 31, 2017	89,261	$22.43	89,166	$35,004,570

(1) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $50.0 million for the purchase of the Company's common stock. On August 17, 2016, the Company entered into an agreement with its founder, Chairman and Chief Executive Officer, Dr. Sotirios Vahaviolos, which provides for the Company to repurchase up to 1 million shares of its common stock from Dr. Vahaviolos. The plan with Dr. Vahaviolos is included in the $50.0 million of purchases authorized by our Board of Directors. The amounts of 81,103, 85,985 and 89,166 in the shares purchased column represent the purchases from Dr. Vahaviolos during the first quarter of 2017.

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

Date: May 9, 2017