Form 10-Q
period 2017-06-30
Mistras Group, Inc.
filed 2017-08-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
☐ Yes  ☒ No

As of August 2, 2017, the registrant had 28,250,751 shares of common stock outstanding and 1,055,759 shares of treasury stock.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$26,784	$19,154
Accounts receivable, net	129,221	130,852
Inventories	10,949	10,017
Deferred income taxes	—	6,230
Prepaid expenses and other current assets	16,526	16,399
Total current assets	183,480	182,652
Property, plant and equipment, net	76,218	73,149
Intangible assets, net	40,503	40,007
Goodwill	176,231	169,940
Deferred income taxes	2,085	1,086
Other assets	2,710	2,593
Total assets	$481,227	$469,427
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,342	$6,805
Accrued expenses and other current liabilities	56,841	58,697
Current portion of long-term debt	2,116	1,379
Current portion of capital lease obligations	6,386	6,488
Income taxes payable	3,814	4,342
Total current liabilities	78,499	77,711
Long-term debt, net of current portion	99,544	85,917
Obligations under capital leases, net of current portion	8,919	9,682
Deferred income taxes	12,859	17,584
Other long-term liabilities	8,157	7,789
Total liabilities	207,978	198,683
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,306,510 and 29,216,745 shares issued	293	292
Additional paid-in capital	220,305	217,211
Treasury stock, at cost, 960,882 and 420,258 shares	(21,000)	(9,000)
Retained earnings	95,712	91,803
Accumulated other comprehensive loss	(22,232)	(29,724)
Total Mistras Group, Inc. stockholders’ equity	273,078	270,582
Non-controlling interests	171	162
Total equity	273,249	270,744
Total liabilities and equity	$481,227	$469,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue	$170,439	$178,340	$333,757	$345,795
Cost of revenue	118,825	121,044	233,828	239,273
Depreciation	5,271	5,761	10,433	11,017
Gross profit	46,343	51,535	89,496	95,505
Selling, general and administrative expenses	37,973	37,217	75,273	72,271
Research and engineering	552	623	1,195	1,285
Depreciation and amortization	2,613	2,865	5,116	5,627
Legal settlement	—	6,320	—	6,320
Acquisition-related expense (benefit), net	202	(330)	(341)	(483)
Income from operations	5,003	4,840	8,253	10,485
Interest expense	1,015	340	2,033	1,440
Income before provision for income taxes	3,988	4,500	6,220	9,045
Provision for income taxes	1,770	1,737	2,304	2,825
Net income	2,218	2,763	3,916	6,220
Less: net income attributable to non-controlling interests, net of taxes	1	2	7	12
Net income attributable to Mistras Group, Inc.	$2,217	$2,761	$3,909	$6,208
Earnings per common share:
Basic	$0.08	$0.10	$0.14	$0.21
Diluted	$0.07	$0.09	$0.13	$0.21
Weighted average common shares outstanding:
Basic	28,437	28,932	28,562	28,924
Diluted	29,599	30,152	29,754	30,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income	$2,218	$2,763	$3,916	$6,220
Other comprehensive income:
Foreign currency translation adjustments	6,042	2,220	7,492	4,607
Comprehensive income	8,260	4,983	11,408	10,827
Less: comprehensive income attributable to non-controlling interest	3	3	9	12
Comprehensive income attributable to Mistras Group, Inc.	$8,257	$4,980	$11,399	$10,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities
Net income	$3,916	$6,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,549	16,644
Deferred income taxes	308	(1,655)
Share-based compensation expense	3,420	3,195
Bad debt provision for a customer bankruptcy	1,200	—
Fair value adjustments to contingent consideration	(632)	(933)
Other	282	(1,075)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	2,703	7,930
Inventories	(815)	237
Prepaid expenses and other assets	344	(449)
Accounts payable	2,268	(1,271)
Accrued expenses and other liabilities	(4,749)	9,337
Income taxes payable	(822)	(402)
Net cash provided by operating activities	22,972	37,778
Cash flows from investing activities
Purchase of property, plant and equipment	(9,789)	(6,787)
Purchase of intangible assets	(688)	(829)
Acquisition of businesses, net of cash acquired	(4,500)	(33)
Proceeds from sale of equipment	759	281
Net cash used in investing activities	(14,218)	(7,368)
Cash flows from financing activities
Repayment of capital lease obligations	(3,300)	(4,221)
Proceeds from borrowings of long-term debt	3,784	648
Repayment of long-term debt	(1,032)	(1,645)
Proceeds from revolver	30,400	15,100
Repayment of revolver	(19,700)	(30,100)
Payment of contingent consideration for business acquisitions	(547)	(2,123)
Purchases of treasury stock	(12,000)	—
Taxes paid related to net share settlement of share-based awards	(607)	(62)
Excess tax benefit from share-based compensation	—	129
Proceeds from exercise of stock options	276	323
Net cash used in financing activities	(2,726)	(21,951)
Effect of exchange rate changes on cash and cash equivalents	1,602	384
Net change in cash and cash equivalents	7,630	8,843
Cash and cash equivalents
Beginning of period	19,154	9,599
End of period	$26,784	$18,442
Supplemental disclosure of cash paid
Interest	$2,023	$1,484
Income taxes	$2,463	$4,502
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,199	$6,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.                                      Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries ("the Company") is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI), non-destructive testing (NDT) and mechanical services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, commercial aerospace and defense, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. For subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying condensed consolidated balance sheets. The non-controlling interests in net income, net of tax, is classified separately in the accompanying condensed consolidated statements of income. All significant intercompany accounts and transactions have been eliminated in consolidation.

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. The transition period was for the seven months ended December 31, 2016 ("the transition period"). Prior to this change, the Company's International segment was consolidated on a one month lag. Therefore, for this interim report, the condensed consolidated income statements include a one month lag for the International segment for the three and six months ended June 30, 2016. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s condensed consolidated financial statements. The one month lag was removed with the change in the Company's fiscal year noted above, and accordingly, the condensed consolidated income statements do not include a one month lag for the International segment's results for the three and six months ended June 30, 2017.

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

Customers

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

One customer, primarily generated from the Services segment, accounted for approximately 12% of our revenues for the three and six months ended June 30, 2017. This customer accounted for 11% of accounts receivable as of June 30, 2017. One customer accounted for 12% and 11% of our revenues for the three and six months ended June 30, 2016.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the Company's 2016 Transition Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2016 Transition Report, there have been no material changes to the Company's significant accounting policies.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with the exception of leases with a term of 12 months or less, to be recorded on the balance sheet as lease assets and lease liabilities. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718). This amendment simplifies certain aspects of accounting for share-based payment transactions, which include accounting for income taxes and the related impact on the statement of cash flows, an option to account for forfeitures when they occur in addition to the existing guidance to estimate the forfeitures of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows for employee taxes paid to tax authorities on shares withheld for vesting. ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance prospectively beginning in the first quarter of 2017, and accordingly, is recording excess tax benefits and tax deficiencies as a component of income tax expense.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This amendment provides guidance concerning which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting. Certain changes to stock awards, notably administrative changes, do not require modification accounting. There are three specific criteria that need to be met in order to prove that modification accounting is not required. ASU 2017-09 is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the impact that ASU 2017-09 will have on its condensed consolidated financial statements and related disclosures.

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

Stock Options

For the three months ended June 30, 2017 and 2016, the Company did not recognize any share-based compensation expense related to stock option awards.

For the six months ended June 30, 2017 and 2016, the Company did not recognize any share-based compensation expense and recognized less than $0.1 million, respectively, related to stock option awards.

No unrecognized compensation costs remained related to stock option awards as of June 30, 2017.

No stock options were granted during the three and six months ended June 30, 2017 and June 30, 2016.

A summary of the stock option activity, weighted average exercise prices and options outstanding as of June 30, 2017 and 2016 is as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the six months ended June 30,
	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,167	$13.33	2,265	$13.16
Granted	—	$—	—	$—
Exercised	(37)	$7.39	(33)	$9.69
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,130	$13.43	2,232	$13.21

Restricted Stock Unit Awards

For the three months ended June 30, 2017 and June 30, 2016, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.2 million and $1.0 million, respectively.

For the six months ended June 30, 2017 and June 30, 2016, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.3 million and $2.2 million, respectively. As of June 30, 2017, there was $9.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.5 years.

During the first six months of 2017 and 2016, the Company granted approximately 9,000 and 12,000 shares, respectively, of fully-vested common stock to its five non-employee directors, as provided for under the Company's non-employee director compensation plan. These shares had grant date fair values of $0.2 million and $0.3 million, respectively, which was recorded as share-based compensation expense during the six months ended June 30, 2017 and June 30, 2016, respectively.

During the first six months of 2017 and 2016, approximately 8,000 restricted stock units vested for each period. The fair value of these units was $0.2 million for each respective period. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, non-vested restricted share units is presented below:

	For the six months ended June 30,
	2017		2016
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	569	$20.81	595	$18.89
Granted	124	$21.21	1	$23.11
Released	(8)	$21.99	(8)	$21.96
Forfeited	(11)	$21.05	(18)	$19.12
Outstanding at end of period:	674	$20.87	570	$18.85

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on three metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS and (3) Revenue. There also is a discretionary portion of the PRSUs

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

based on individual performance, at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

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

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

	For the six months ended June 30, 2017
	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	290	$16.01
Granted	128	$20.42
Performance condition adjustments	(60)	$20.57
Released	(64)	$14.87
Forfeited	—	$—
Outstanding at end of period:	294	$17.15

During the six months ended June 30, 2017, the Compensation Committee modified the awards issued during the transition period ended December 31, 2016 from a one year performance period to a seven month performance period to align the awards with the change in the Company's fiscal year from May 31 to December 31. Accordingly, for the six months ended June 30, 2017, the Compensation Committee approved these transition period PRSUs, which resulted in a reduction of approximately 3,000 units. There was a reduction of approximately 57,000 units to the awards granted in 2017 during the three months ended June 30, 2017.

As of June 30, 2017, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

For the three months ended June 30, 2017 and June 30, 2016, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.5 million and $0.4 million, respectively.
For the six months ended June 30, 2017 and June 30, 2016, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.9 million and $0.8 million, respectively.
At June 30, 2017, there was $3.2 million of total unrecognized compensation costs related to approximately 294,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 2.4 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Basic earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$2,217	$2,761	$3,909	$6,208
Denominator:
Weighted average common shares outstanding	28,437	28,932	28,562	28,924
Basic earnings per share	$0.08	$0.10	$0.14	$0.21

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$2,217	$2,761	$3,909	$6,208
Denominator:
Weighted average common shares outstanding	28,437	28,932	28,562	28,924
Dilutive effect of stock options outstanding	802	833	841	807
Dilutive effect of restricted stock units outstanding	360	387	351	352
	29,599	30,152	29,754	30,083
Diluted earnings per share	$0.07	$0.09	$0.13	$0.21

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

4.                                      Acquisitions

During the six months ended June 30, 2017, the Company completed one acquisition of a company located in the U.S. that provides NDT, chemical and special processing services.

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

The assets and liabilities of the business acquired in 2017 were included in the Company's condensed consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets acquired. The results of operations for this acquisition are included in the Services segment's results from the date of acquisition. Goodwill of $3.3 million primarily relates to expected synergies and assembled workforce and is generally deductible for tax purposes. Other intangible assets, primarily related to customer relationships and covenants not to compete, were $2.7 million.

The Company's preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

2017
Number of Entities	1
Consideration transferred:
Cash paid	$4,500
Contingent consideration	2,508
Consideration transferred	$7,008

Current assets
Property, plant and equipment	$845
Intangible assets	2,742
Goodwill	3,326
Current liabilities	—
Long-term deferred tax asset	95
Net assets acquired	$7,008

Revenues and operating income included in the condensed consolidated statement of operations for 2017 from this acquisition for the period subsequent to the closing of this transaction was approximately $2.0 million and $0.2 million, respectively. As this acquisition was immaterial to the Company's 2017 results, no unaudited pro forma financial information has been included in this report.

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed for one entity acquired in the transition period ended December 31, 2016. This process will conclude as soon as the Company finalizes information regarding facts and circumstances that existed as of the acquisition date. Goodwill and other intangible assets recorded for this entity totaled $2.9 million and $3.2 million, respectively. This measurement period will not exceed one year from acquisition date.

Acquisition-Related Expense

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Due diligence, professional fees and other transaction costs	$209	$445	$291	$549
Adjustments to fair value of contingent consideration liabilities	(7)	(775)	(632)	(1,032)
Acquisition-related expense (benefit), net	$202	$(330)	$(341)	$(483)

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	June 30, 2017	December 31, 2016

Trade accounts receivable	$133,273	$133,704
Allowance for doubtful accounts	(4,052)	(2,852)
Accounts receivable, net	$129,221	$130,852

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2017	December 31, 2016

Land		$1,893	$1,714
Buildings and improvements	30-40	21,864	19,261
Office furniture and equipment	5-8	13,335	12,574
Machinery and equipment	5-7	176,173	166,423
		213,265	199,972
Accumulated depreciation and amortization		(137,047)	(126,823)
Property, plant and equipment, net		$76,218	$73,149

Depreciation expense for the three months ended June 30, 2017 and June 30, 2016 was $5.6 million and $6.2 million, respectively.

Depreciation expense for the six months ended June 30, 2017 and June 30, 2016 was $11.1 million and $11.8 million, respectively.

7.     Goodwill

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2016	$123,392	$33,351	$13,197	$169,940
Goodwill acquired during the period	3,326	—	—	3,326
Adjustments to preliminary purchase price allocations	(137)	—	—	(137)
Foreign currency translation	467	2,635	—	3,102
Balance at June 30, 2017	$127,048	$35,986	$13,197	$176,231

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2017, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of June 30, 2017 and December 31, 2016 was $9.9 million, which is within its International segment.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2017			December 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-12	$86,442	$(54,366)	$32,076	$81,559	$(50,417)	$31,142
Software/Technology	3-15	18,902	(13,374)	5,528	18,128	(12,577)	5,551
Covenants not to compete	2-5	11,449	(10,020)	1,429	11,143	(9,647)	1,496
Other	2-5	7,385	(5,915)	1,470	7,266	(5,448)	1,818
Total		$124,178	$(83,675)	$40,503	$118,096	$(78,089)	$40,007

Amortization expense for the three months ended June 30, 2017 and June 30, 2016 was $2.3 million and $2.4 million, respectively.

Amortization expense for the six months ended June 30, 2017 and June 30, 2016 was $4.4 million and $4.8 million, respectively.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016

Accrued salaries, wages and related employee benefits	$25,956	$23,442
Contingent consideration, current portion	2,716	1,826
Accrued workers’ compensation and health benefits	5,592	6,351
Deferred revenue	6,396	3,743
Legal settlement accrual	—	6,320
Other accrued expenses	16,181	17,015
Total accrued expenses and other liabilities	$56,841	$58,697

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

10.                               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016

Senior credit facility	$93,904	$82,776
Notes payable	259	320
Other	7,497	4,200
Total debt	101,660	87,296
Less: Current portion	(2,116)	(1,379)
Long-term debt, net of current portion	$99,544	$85,917

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $175.0 million revolving line of credit, which, under certain circumstances, can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of June 30, 2017, the Company had borrowings of $93.9 million and a total of $5.6 million of letters of credit outstanding under the Credit Agreement.

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

As of June 30, 2017, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 2.7% as of June 30, 2017. Interest expense is recorded in the condensed consolidated statements of income.

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

Financial instruments measured at fair value on a recurring basis

The fair value of contingent consideration liabilities was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability assessments of expected future cash flows related to the acquisitions, appropriately discounted considering the uncertainties associated with the obligation, and as calculated in accordance with the terms of the applicable acquisition agreements.

The following table represents the changes in the fair value of Level 3 contingent consideration:

Six months ended
June 30, 2017
Beginning balance	$3,094
Acquisitions	2,508
Payments	(547)
Accretion of liability	148
Revaluation	(780)
Foreign currency translation	22
Ending Balance	$4,445

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

Litigation and Commercial Claims

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company settled a consolidated purported class and collective action that resulted from the consolidation of two cases originally filed in California state court in April 2015. In connection with the settlement, the Company recorded a pre-tax charge of $6.3 million during the three months ended June 30, 2016 and paid the settlement in February 2017.

The Company is a defendant in the lawsuit AGL Services Company v. Mistras Group, Inc., pending in U.S. District Court for the Northern District of Georgia, filed November 2016. The case involves radiography work performed by the Company in 2013 on the construction of a pipeline project in the U.S. The owner of the pipeline project has claimed damages of approximately $6 million and contends that certain of the radiography images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by the American Petroleum Institute.  The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

The Company’s subsidiary in France has been involved in a dispute with a former owner of a business purchased by the Company’s French subsidiary. The former owner received a judgment in his favor in the amount of approximately $0.4 million. The judgment is being appealed, but the Company recorded a reserve for the full amount of the judgment during the three months ended June 30, 2016.

The Company is a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleges Mistras delivered a defective Ultrasonic inspection system in 2014 and is alleging damages of approximately $2.3 million. The Company is currently unable to determine the likely outcome or reasonably estimate the amount or range of potential liability related to this matter, and accordingly, has not established any reserves for this matter.

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

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of June 30, 2017, total potential acquisition-related contingent consideration ranged from zero to approximately $17.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.8 years of operations. See Note 4 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

13.                               Segment Disclosure

The Company’s three operating segments are:

•
Services. This segment provides asset protection solutions primarily in North America with the largest concentration in the United States and the Canadian services business, consisting primarily of non-destructive testing and inspection, mechanical and engineering services that are used to evaluate and maintain the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
Services	$134,043	$136,358	$260,372	$267,936
International	33,904	36,373	68,160	67,353
Products and Systems	5,107	6,467	10,657	13,148
Corporate and eliminations	(2,615)	(858)	(5,432)	(2,642)
	$170,439	$178,340	$333,757	$345,795

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gross profit
Services	$35,490	$36,490	$65,703	$68,948
International	8,828	11,867	19,288	20,540
Products and Systems	1,966	3,050	4,560	5,789
Corporate and eliminations	59	128	(55)	228
	$46,343	$51,535	$89,496	$95,505

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income (loss) from operations
Services	$12,132	$7,372	$19,513	$18,711
International	(190)	2,454	2,843	3,174
Products and Systems	(892)	(114)	(1,340)	(246)
Corporate and eliminations	(6,047)	(4,872)	(12,763)	(11,154)
	$5,003	$4,840	$8,253	$10,485

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Depreciation and amortization
Services	$5,468	$6,084	$10,787	$11,708
International	1,888	2,043	3,732	3,922
Products and Systems	585	577	1,153	1,166
Corporate and eliminations	(57)	(78)	(123)	(152)
	$7,884	$8,626	$15,549	$16,644

	June 30, 2017	December 31, 2016
Intangible assets, net
Services	$20,265	$19,550
International	14,299	14,139
Products and Systems	5,123	5,482
Corporate and eliminations	816	836
	$40,503	$40,007

	June 30, 2017	December 31, 2016
Total assets
Services	$295,731	$291,539
International	144,303	130,427
Products and Systems	28,960	28,964
Corporate and eliminations	12,233	18,497
	$481,227	$469,427

Revenues by geographic area for the three and six months ended June 30, 2017 and 2016, respectively, were as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues
United States	$119,029	$123,664	$230,560	$244,935
Other Americas	17,895	17,105	33,368	31,888
Europe	30,706	32,891	61,366	60,138
Asia-Pacific	2,809	4,680	8,463	8,834
	$170,439	$178,340	$333,757	$345,795

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
Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily closing price of the Company's common stock for the preceding month. During the six months ended June 30, 2017, the Company purchased approximately 541,000 shares from Dr. Vahaviolos at an average price of $22.20 per share and an aggregate cost of $12.0 million. From the inception of the plan through June 30, 2017, the Company has purchased approximately 815,000 shares from Dr. Vahaviolos at an average price of $22.10 per share for an aggregate cost of $18.0 million and approximately 146,000 shares in the open market at an average price of $20.48 per share for an aggregate cost of approximately $3.0 million. All such repurchased shares are classified as Treasury Stock on the condensed consolidated balance sheet. As of June 30, 2017, approximately $29.0 million remained available to repurchase shares under the stock repurchase plan.

15. Subsequent Events

Subsequent to June 30, 2017, the Company completed an acquisition of a business, located in Canada, that provides maintenance and mechanical services via rope access to the industrial sector, for $3.9 million in cash upon closing. In addition to the cash consideration, the acquisition provides for possible contingent consideration of up to $2.3 million to be earned based upon the achievement of specific performance metrics over the next three years of operation. The Company is in the process of completing the preliminary purchase price allocation. The acquisition was not significant and no pro forma information has been included in this quarterly report on Form 10-Q.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and six months ended June 30, 2017 and June 30, 2016. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Transition Report on Form 10-K for the transition period ended December 31, 2016, filed March 20, 2017 (“2016 Transition Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk

Factors” sections of our 2016 Transition Report as well as those discussed this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT), mechanical and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services, proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our operations consist of three reportable segments: Services, International and Products and Systems.

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. However, current market conditions are soft, driven by lower oil prices which have caused many of the Company’s customers to curtail spending for our services and products.

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)		($ in thousands)
Revenues	$170,439	$178,340	$333,757	$345,795
Gross profit	46,343	51,535	89,496	95,505
Gross profit as a % of Revenue	27%	29%	27%	28%
Total operating expenses	41,340	46,695	81,243	85,020
Operating expenses as a % of Revenue	24%	26%	24%	25%
Income from operations	5,003	4,840	8,253	10,485
Income from Operations as a % of Revenue	3%	3%	2%	3%
Interest expense	1,015	340	2,033	1,440
Income before provision for income taxes	3,988	4,500	6,220	9,045
Provision for income taxes	1,770	1,737	2,304	2,825
Net income	2,218	2,763	3,916	6,220
Less: net income attributable to non-controlling interests, net of taxes	1	2	7	12
Net income attributable to Mistras Group, Inc.	$2,217	$2,761	$3,909	$6,208

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

Revenue

Revenues for the three months ended June 30, 2017 were $170.4 million, a decrease of $7.9 million, or 4%, compared with the three months ended June 30, 2016. Revenues for the six months ended June 30, 2017 were $333.8 million, a decrease of $12.0 million, or 3%, compared with the six months ended June 30, 2016.

Revenues by segment for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)		($ in thousands)
Revenues
Services	$134,043	$136,358	$260,372	$267,936
International	33,904	36,373	68,160	67,353
Products and Systems	5,107	6,467	10,657	13,148
Corporate and eliminations	(2,615)	(858)	(5,432)	(2,642)
	$170,439	$178,340	$333,757	$345,795

Three Months

In the three months ended June 30, 2017, Services segment revenues decreased 2% due to a combination of mid-single digit organic decline, offset by low single digit acquisition growth. International segment revenues decreased 7%, driven by low single digit organic and foreign exchange rate declines. Products and Systems segment revenues decreased by 21% driven by lower sales volume.

Oil and gas customer revenues were a primary driver for the decline in total revenues for the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. Oil and gas customer revenues comprised approximately 57% of total Company revenues for both periods. The Company’s top ten customers comprised approximately 40% of total revenues for the three months ended June 30, 2017 from 38% for the three months ended June 30, 2016. One customer, BP plc., accounted for approximately 12% of total revenues for both the three months ended June 30, 2017 and three months ended June 30, 2016.

Six Months

In the six months ended June 30, 2017, Services segment revenues decreased 3%, as mid-single digit organic decline more than offset low single digit acquisition growth. International segment revenues increased 1%, as mid-single digit organic growth slightly more than offset a low single digit unfavorable impact of foreign exchange rates. Products segment revenues decreased 19% due to lower sales volume.

Oil and gas customer revenues were a primary driver for the decline in total revenues for the six months ended June 30, 2017 as compared with the six months ended June 30, 2016. Oil and gas revenues comprised approximately 58% of total Company revenues for both periods. The Company’s top ten customers comprised approximately 41% and 39% of total revenues for the six month periods ended June 30, 2017 and June 30, 2016, respectively. One customer, BP plc., accounted for approximately 12% of our total revenues for the six months ended June 30, 2017 and 11% for the six months ended June 30, 2016.

Gross Profit

Gross profit decreased by $5.2 million, or 10%, in the three months ended June 30, 2017, on a sales decline of 4%. During the six month period ended June 30, 2017, gross profit had a year-on-year decrease of $6.0 million, or 6%, on a sales decline of 3%.

Gross profit by segment for the three and six months ended June 30, 2017 and June 30, 2016 was as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)		($ in thousands)
Gross profit
Services	$35,490	$36,490	$65,703	$68,948
% of segment revenue	26.5%	26.8%	25.2%	25.7%
International	8,828	11,867	19,288	20,540
% of segment revenue	26.0%	32.6%	28.3%	30.5%
Products and Systems	1,966	3,050	4,560	5,789
% of segment revenue	38.5%	47.2%	42.8%	44.0%
Corporate and eliminations	59	128	(55)	228
	$46,343	$51,535	$89,496	$95,505
% of total revenue	27.2%	28.9%	26.8%	27.6%

Three months

As a percentage of revenues, gross profit was 27.2% and 28.9% for the three month periods ended June 30, 2017 and 2016, respectively. Services segment gross profit margins decreased to 26.5% in the three months ended June 30, 2017 compared to 26.8% in the three months ended June 30, 2016. The 30 basis point decrease was primarily driven by lower sales levels. International segment gross margins decreased to 26.0% in the three months ended June 30, 2017 compared with 32.6% in the three months ended June 30, 2016. The 660 basis point decrease was driven by lower utilization of technical labor and overhead as well as a less favorable sales mix. Products and Systems segment gross margin declined by 870 basis points for the three months ended June 30, 2017 to 38.5% compared with 47.2% in the three months ended June 30, 2016, driven by lower sales volumes.

Six months

As a percentage of revenues, gross profit was 26.8% and 27.6% for the six months ended June 30, 2017 and 2016, respectively. Services segment gross profit margins decreased to 25.2% in the six months ended June 30, 2017 compared to 25.7% in the six months ended June 30, 2016. The 50 basis point decrease was primarily driven by lower sales levels and a less favorable sales mix. International segment gross margins decreased to 28.3% in the six months ended June 30, 2017 compared to 30.5% in the six months ended June 30, 2016. The 220 basis point decrease was primarily driven by lower utilization of technical labor and overhead, as well as a less favorable sales mix. Products and Systems segment gross margin decreased by 120 basis points for the six months ended June 30, 2017 to 42.8% compared with 44.0% in the six months ended June 30, 2016, driven by lower sales volumes.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in thousands)		($ in thousands)
Services:
Income from operations	$12,132	$7,372	$19,513	$18,711
Legal settlement	—	6,320	—	6,320
Bad debt provision for a customer bankruptcy	—	—	1,200	—
Severance costs	314	—	330	—
Asset write-offs and lease terminations	123	—	123	—
Acquisition-related expense (benefit), net	201	(295)	78	(468)
Income before special items	12,770	13,397	21,244	24,563
International:
(Loss) income from operations	(190)	2,454	2,843	3,174
Severance costs	63	645	76	710
Acquisition-related expense (benefit), net	—	(83)	(501)	(63)
(Loss) income before special items	(127)	3,016	2,418	3,821
Products and Systems:
Loss from operations	(892)	(114)	(1,340)	(246)
Severance costs	—	28	—	17
Acquisition-related expense (benefit), net	—	—	—	—
Loss before special items	(892)	(86)	(1,340)	(229)
Corporate and Eliminations:
Loss from operations	(6,047)	(4,872)	(12,763)	(11,154)
Acquisition-related expense (benefit), net	1	48	82	48
Loss before special items	(6,046)	(4,824)	(12,681)	(11,106)
Total Company
Income from operations	$5,003	$4,840	$8,253	$10,485
Legal settlement	—	6,320	—	6,320
Bad debt provision for a customer bankruptcy	—	—	1,200	—
Severance costs	377	673	406	727
Asset write-offs and lease terminations	123	—	123	—
Acquisition-related expense (benefit), net	202	(330)	(341)	(483)
Income before special items	$5,705	$11,503	$9,641	$17,049

Three months
For the three months ended June 30, 2017, income from operations (GAAP) increased $0.2 million, or 3%, compared with the three months ended June 30, 2016, while income before special items (non-GAAP) decreased $5.8 million, or 50%. As a percentage of revenues, income before special items declined by 320 basis points to 3.3% in the three months ended June 30, 2017 from 6.5% in the three months ended June 30, 2016.

Operating expenses decreased $5.4 million during the three months ended June 30, 2017, driven primarily by the absence of a $6.3 million legal settlement that occurred during the three months ended June 30, 2016 (See Note 12).

Six months
For the six months ended June 30, 2017, income from operations (GAAP) decreased $2.2 million, or 21% compared with the prior year, and income before special items (non-GAAP) decreased $7.4 million, or 43%. As a percentage of revenues, income before special items decreased by 200 basis points to 2.9% in the six months ended June 30, 2017 from 4.9% in the six months ended June 30, 2016.

Operating expenses decreased $3.8 million during the six months ended June 30, 2017, driven primarily by the absence of a $6.3 million legal settlement that occurred during the six months ended June 30, 2016 (See Note 12), offset in part by $1.5 million of additional operating expenses pertaining to Services segment acquisitions, and $1.3 million of Corporate segment expenses, primarily professional fees.

Interest Expense

Interest expense was approximately $1.0 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2017 and 2016. The increase was due to borrowings from the Company's revolving line of credit under its Credit Agreement.

Income Taxes

The Company’s effective income tax rate was approximately 44% and 39% for the three months ended June 30, 2017 and 2016, respectively. The Company's effective tax rate was approximately 37% and 31% for the six months ended June 30, 2017 and 2016, respectively. The 2017 increases were primarily due to the impact of discrete items.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended
	June 30, 2017	June 30, 2016
	($ in thousands)
Net cash provided by (used in):
Operating activities	$22,972	$37,778
Investing activities	(14,218)	(7,368)
Financing activities	(2,726)	(21,951)
Effect of exchange rate changes on cash	1,602	384
Net change in cash and cash equivalents	$7,630	$8,843

Cash Flows from Operating Activities

During the six months ended June 30, 2017, cash provided by operating activities was $23.0 million, representing a year-on-year decrease of $14.8 million, or 39%. The decrease was primarily attributable to movements in working capital, including the 2017 payment of a $6.3 million legal settlement and the timing of collections.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, cash used in investing activities was $14.2 million, compared with a cash outflow of $7.4 million in the comparable period of the prior year. The first six months of 2017 included increased outflows of $4.5 million related to acquisitions and $2.9 million for capital expenditures, as the Company was in the midst of its French build-out to service an important new customer contract.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.7 million for the six months ended June 30, 2017. The Company borrowed $10.7 million, net, on its Credit Agreement, to purchase $12.0 million of treasury stock and $4.5 million to fund an acquisition. For the comparable period in 2016, net cash used in financing activities was $22.0 million, of which $20.2 million was to reduce its debt and capital lease obligations.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net increase of $1.6 million in the first six months of 2017, compared to a $0.4 million increase for the first six months of 2016.

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

As of June 30, 2017, we had cash and cash equivalents totaling $26.8 million and available borrowing capacity of $75.5 million under our Credit Agreement with borrowings of $93.9 million and $5.6 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2017, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2016 Transition Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The company evaluated whether the reduced profitability in the Products and Systems reporting unit for the three months ended June 30, 2017 was indicative of an impairment of the reporting unit's goodwill. In light of certain pending contract bids which management assesses as having a reasonable chance of success, together with the expected profitability which those contracts are expected to yield, the Company determined that it is not more likely than not that the fair value of the Products and Systems reporting unit is less than its carrying amount as of June 30, 2017.

Other than the above referenced item, there have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2016 Transition Report.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 30, 2017	95,463	$21.15	94,607	$33,004,578
May 31, 2017	121,480	$20.93	95,557	$31,004,570
June 30, 2017	94,463	$21.23	94,206	$29,004,577

(1) On August 17, 2016, the Company entered into an agreement with its founder, Chairman and Chief Executive Officer, Dr. Sotirios Vahaviolos, which provides for the Company to repurchase up to 1 million shares of its common stock from Dr. Vahaviolos. The plan with Dr. Vahaviolos is included in the $50.0 million of purchases authorized by our Board of Directors described in footnote 2 below. All of the amounts in this column represent the purchases from Dr. Vahaviolos during the second quarter of 2017.

(2) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $50.0 million for the purchase of the Company's common stock.

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

Date: August 9, 2017