Form 10-Q
period 2017-09-30
Mistras Group, Inc.
filed 2017-11-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
☐ Yes  ☒ No

As of November 2, 2017, the registrant had 28,290,709 shares of common stock outstanding and 1,146,249 shares of treasury stock.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4	Controls and Procedures	27

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 1.A.	Risk Factors	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Mine Safety Disclosures	28

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	30

SIGNATURES		31

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$26,863	$19,154
Accounts receivable, net	140,189	130,852
Inventories	11,237	10,017
Deferred income taxes	—	6,230
Prepaid expenses and other current assets	16,077	16,399
Total current assets	194,366	182,652
Property, plant and equipment, net	77,173	73,149
Intangible assets, net	42,242	40,007
Goodwill	165,704	169,940
Deferred income taxes	2,108	1,086
Other assets	2,829	2,593
Total assets	$484,422	$469,427
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,925	$6,805
Accrued expenses and other current liabilities	65,608	58,697
Current portion of long-term debt	2,490	1,379
Current portion of capital lease obligations	6,261	6,488
Income taxes payable	4,576	4,342
Total current liabilities	87,860	77,711
Long-term debt, net of current portion	101,803	85,917
Obligations under capital leases, net of current portion	8,349	9,682
Deferred income taxes	9,238	17,584
Other long-term liabilities	9,510	7,789
Total liabilities	216,760	198,683
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,434,816 and 29,216,745 shares issued	294	292
Additional paid-in capital	221,149	217,211
Treasury stock, at cost, 1,146,249 and 420,258 shares	(24,923)	(9,000)
Retained earnings	88,744	91,803
Accumulated other comprehensive loss	(17,789)	(29,724)
Total Mistras Group, Inc. stockholders’ equity	267,475	270,582
Non-controlling interests	187	162
Total equity	267,662	270,744
Total liabilities and equity	$484,422	$469,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue	$179,570	$168,811	$513,326	$514,606
Cost of revenue	126,316	112,754	360,144	352,027
Depreciation	5,357	5,406	15,790	16,423
Gross profit	47,897	50,651	137,392	146,156
Selling, general and administrative expenses	38,217	34,995	113,491	107,266
Impairment charges	15,810	—	15,810	—
Research and engineering	555	643	1,749	1,928
Depreciation and amortization	2,738	2,513	7,854	8,140
Litigation charges	1,200	—	1,200	6,320
Acquisition-related expense (benefit), net	(248)	384	(589)	(99)
Income (loss) from operations	(10,375)	12,116	(2,123)	22,601
Interest expense	1,081	778	3,114	2,218
Income (loss) before (benefit) provision for income taxes	(11,456)	11,338	(5,237)	20,383
(Benefit) provision for income taxes	(4,503)	4,083	(2,199)	6,908
Net income (loss)	(6,953)	7,255	(3,038)	13,475
Less: net income attributable to non-controlling interests, net of taxes	15	17	21	29
Net income (loss) attributable to Mistras Group, Inc.	$(6,968)	$7,238	$(3,059)	$13,446
Earnings (loss) per common share:
Basic	$(0.25)	$0.25	$(0.11)	$0.46
Diluted	$(0.25)	$0.24	$(0.11)	$0.45
Weighted average common shares outstanding:
Basic	28,274	29,051	28,465	28,966
Diluted	28,274	30,231	28,465	30,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income (loss)	$(6,953)	$7,255	$(3,038)	$13,475
Other comprehensive income:
Foreign currency translation adjustments	4,443	(2,641)	11,935	1,966
Comprehensive income (loss)	(2,510)	4,614	8,897	15,441
Less: comprehensive income attributable to non-controlling interest	16	13	25	25
Comprehensive income (loss) attributable to Mistras Group, Inc.	$(2,526)	$4,601	$8,872	$15,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities
Net income (loss)	$(3,038)	$13,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	23,644	24,563
Impairment charges	15,810	—
Deferred income taxes	(4,755)	512
Share-based compensation expense	5,179	5,161
Bad debt provision for unexpected customer bankruptcy	1,200	—
Fair value adjustments to contingent consideration	(880)	(582)
Other	226	(2,017)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(4,017)	9,968
Inventories	(838)	200
Prepaid expenses and other assets	995	(2,777)
Accounts payable	1,466	(1,761)
Accrued expenses and other liabilities	668	5,247
Income taxes payable	(434)	120
Net cash provided by operating activities	35,226	52,109
Cash flows from investing activities
Purchase of property, plant and equipment	(14,413)	(11,238)
Purchase of intangible assets	(941)	(1,106)
Acquisition of businesses, net of cash acquired	(8,356)	(1,200)
Proceeds from sale of equipment	1,194	1,057
Net cash used in investing activities	(22,516)	(12,487)
Cash flows from financing activities
Repayment of capital lease obligations	(4,878)	(6,703)
Proceeds from borrowings of long-term debt	5,599	761
Repayment of long-term debt	(1,638)	(12,187)
Proceeds from revolver	38,400	38,200
Repayment of revolver	(26,900)	(49,000)
Payment of contingent consideration for business acquisitions	(554)	(2,919)
Purchases of treasury stock	(15,923)	—
Taxes paid related to net share settlement of share-based awards	(1,497)	(2,146)
Excess tax benefit from share-based compensation	—	646
Proceeds from exercise of stock options	277	857
Net cash used in financing activities	(7,114)	(32,491)
Effect of exchange rate changes on cash and cash equivalents	2,113	(221)
Net change in cash and cash equivalents	7,709	6,910
Cash and cash equivalents
Beginning of period	19,154	9,599
End of period	$26,863	$16,509
Supplemental disclosure of cash paid
Interest	$3,031	$2,454
Income taxes	$2,868	$9,562
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,824	$7,408
Issuance of notes payable and other debt obligations, primarily related to acquisitions	$—	$325
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

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. The transition period was for the seven months ended December 31, 2016 ("the transition period"). Prior to this change, the Company's International segment was consolidated on a one month lag. Therefore, for this interim report, the condensed consolidated income statements include a one month lag for the International segment for the three and nine months ended September 30, 2016. Management does not believe that any events occurred during the one-month lag period that would have a material effect on the Company’s condensed consolidated financial statements. The one- month lag was removed with the change in the Company's fiscal year noted above, and accordingly, the condensed consolidated income statements do not include a one month lag for the International segment's results for the three and nine months ended September 30, 2017.

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

Customers

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

One customer, primarily generated from the Services segment, accounted for approximately 10% and 11% of our revenues for the three and nine months ended September 30, 2017. This customer accounted for 8% of accounts receivable as of September 30, 2017. One customer accounted for 14% and 12% of our revenues for the three and nine months ended September 30, 2016.

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

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 will become effective for us beginning 2018, which is when we plan to adopt this standard. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company plans to adopt this guidance using the cumulative catch-up method. We are still in the process of evaluating the effect of adoption on our condensed consolidated financial statements and are currently assessing our contracts with customers across each of its global operating segments. Our assessment is not yet complete and therefore we are unable to quantify the potential impacts. However, as most of our projects are short-term in nature and billed on at time and materials basis, we do not currently anticipate that the adoption of ASU 2014-09 will result in substantial changes to the overall pattern or timing of our revenue recognition.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, entities should perform the annual goodwill impairment test by comparing the carrying value of its reporting units to their fair value. An entity should record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Tax deductibility of goodwill should be considered in evaluating any reporting unit's impairment loss to be taken. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has early adopted ASU 2017-04 in the third quarter of 2017 for its condensed consolidated financial statements and related disclosures. See Notes 7 and 8 for information on the impairment of assets in the Products and Systems reporting unit during the three months ended September 30, 2017.

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

Stock Options

For the three months ended September 30, 2017 and 2016, the Company did not recognize any share-based compensation expense related to stock option awards.

For the nine months ended September 30, 2017 and 2016, the Company did not recognize any share-based compensation expense and recognized less than $0.1 million, respectively, related to stock option awards.

No unrecognized compensation costs remained related to stock option awards as of September 30, 2017.

No stock options were granted during the three and nine months ended September 30, 2017 and September 30, 2016.

A summary of the stock option activity, weighted average exercise prices and options outstanding as of September 30, 2017 and 2016 is as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the nine months ended September 30,
	2017		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,167	$13.33	2,265	$13.16
Granted	—	$—	—	$—
Exercised	(37)	$7.39	(87)	$9.83
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,130	$13.43	2,178	$13.29

Restricted Stock Unit Awards

For the three months ended September 30, 2017 and September 30, 2016, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million and $1.2 million, respectively.

For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.4 million for each respective period. As of September 30, 2017, there was $8.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.4 years.

During the first nine months of 2017 and 2016, the Company granted approximately 21,000 and 22,000 shares, respectively, of fully-vested common stock to its five non-employee directors, as provided for under the Company's non-employee director compensation plan. These shares had grant date fair values of $0.4 million and $0.5 million, respectively, which was recorded as share-based compensation expense during the nine months ended September 30, 2017 and September 30, 2016, respectively.

During the first nine months of 2017 and 2016, approximately 175,000 and 182,000 restricted stock units vested for each period. The fair value of these units was $3.2 million and $4.5 million for each respective period. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, non-vested restricted share units is presented below:

	For the nine months ended September 30,
	2017		2016
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	569	$20.81	595	$18.89
Granted	124	$21.21	218	$24.51
Released	(175)	$20.61	(182)	$19.66
Forfeited	(30)	$21.21	(26)	$19.24
Outstanding at end of period:	488	$20.97	605	$20.68

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

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

	For the nine months ended September 30, 2017
	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	290	$16.01
Granted	128	$20.42
Performance condition adjustments	(67)	$20.55
Released	(64)	$14.87
Forfeited	—	$—
Outstanding at end of period:	287	$17.07

During the nine months ended September 30, 2017, the Compensation Committee modified the awards issued during the transition period ended December 31, 2016 from a one-year performance period to a seven month performance period to align the awards with the change in the Company's fiscal year from May 31 to December 31. Accordingly, for the nine months ended September 30, 2017, the Compensation Committee approved these transition period PRSUs, which resulted in a reduction of approximately 3,000 units. There was a reduction of approximately 64,000 units to the awards granted in 2017 during the nine months ended September 30, 2017.

As of September 30, 2017, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

For the three months ended September 30, 2017 and September 30, 2016, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.4 million and $0.5 million, respectively.
For the nine months ended September 30, 2017 and September 30, 2016, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $1.3 million for each respective period.
At September 30, 2017, there was $2.7 million of total unrecognized compensation costs related to approximately 287,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 2.1 years.

3.                                      Earnings per Share

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended			Nine months ended
	September 30, 2017		September 30, 2016	September 30, 2017		September 30, 2016

Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(6,968)		$7,238	$(3,059)		$13,446
Denominator:
Weighted average common shares outstanding	28,274		29,051	28,465		28,966
Basic earnings (loss) per share	$(0.25)		$0.25	$(0.11)		$0.46

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(6,968)		$7,238	$(3,059)		$13,446
Denominator:
Weighted average common shares outstanding	28,274		29,051	28,465		28,966
Dilutive effect of stock options outstanding	n/a	(1)	814	n/a	(1)	810
Dilutive effect of restricted stock units outstanding	n/a	(2)	366	n/a	(2)	363
	28,274		30,231	28,465		30,139
Diluted earnings (loss) per share	$(0.25)		$0.24	$(0.11)		$0.45

(1)  - For the three and nine months ended September 30, 2017, 716 and 802 shares, respectively were excluded from the calculation of diluted EPS due to the net loss for the respective periods.

(2) - For the three and nine months ended September 30, 2017, 308 and 337 shares, respectively, were excluded from the calculation of diluted EPS due to the net loss for the respective periods.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

4.                                      Acquisitions

During the nine months ended September 30, 2017, the Company completed two acquisitions, one that performs mechanical services at height, located in Canada, and a company located in the U.S. that primarily performs chemical and specialty process services, primarily in the aerospace industry.

In these acquisitions, the Company acquired the assets of the U.S. acquiree and 100% of the common stock of the Canada acquiree in exchange for aggregate consideration of $8.5 million in cash, contingent consideration up to $5.9 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date and $1.6 million for working capital adjustments yet to be finalized. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations.

The assets and liabilities of the businesses acquired in 2017 were included in the Company's condensed consolidated balance sheet based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuations of the assets acquired. The results of operations for these acquisitions are included in the Services segment's results from the date of acquisition. Goodwill of $4.3 million primarily relates to expected synergies and assembled workforce, of which $1.8 million is generally deductible for tax purposes. Other intangible assets, primarily related to customer relationships and covenants not to compete, were $8.4 million.

The Company's preliminary purchase price allocations are included in the table below, summarizing the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

2017
Number of Entities	2
Consideration transferred:
Cash paid	$8,509
Working capital adjustments	1,604
Contingent consideration	4,126
Consideration transferred	$14,239

Current assets	$2,443
Property, plant and equipment	1,140
Intangible assets	8,436
Goodwill	4,271
Current liabilities	(881)
Long-term deferred tax liability	(1,170)
Net assets acquired	$14,239

Revenues and operating income included in the condensed consolidated statement of operations for 2017 from these acquisitions for the period subsequent to the closing of this transaction was approximately $9.1 million and $1.1 million, respectively. As these acquisitions were immaterial to the Company's 2017 results, no unaudited pro forma financial information has been included in this report for either acquisition.

The Company completed two acquisitions that provide NDT services, located in Canada, during the nine months ended September 30, 2016. The Company acquired 100% of the common stock of both acquirees in exchange for aggregate consideration of $1.2 million in cash, $0.3 million of notes payable and contingent consideration estimated to be $0.4 million to be earned based upon the acquired businesses achieving specific performance metrics over their initial three years of operations from their acquisition dates.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Due diligence, professional fees and other transaction costs	$—	$28	$291	$577
Adjustments to fair value of contingent consideration liabilities	(248)	356	(880)	(676)
Acquisition-related expense (benefit), net	$(248)	$384	$(589)	$(99)

5.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	September 30, 2017	December 31, 2016

Trade accounts receivable	$144,503	$133,704
Allowance for doubtful accounts	(4,314)	(2,852)
Accounts receivable, net	$140,189	$130,852

6.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2017	December 31, 2016

Land		$1,909	$1,714
Buildings and improvements	30-40	22,735	19,261
Office furniture and equipment	5-8	13,941	12,574
Machinery and equipment	5-7	179,681	166,423
		218,266	199,972
Accumulated depreciation and amortization		(141,093)	(126,823)
Property, plant and equipment, net		$77,173	$73,149

Depreciation expense for the three months ended September 30, 2017 and September 30, 2016 was $5.7 million and $5.8 million, respectively.

Depreciation expense for the nine months ended September 30, 2017 and September 30, 2016 was $16.8 million and $17.6 million, respectively.

7.     Goodwill

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2016	$123,392	$33,351	$13,197	$169,940
Goodwill acquired during the period	4,271	—	—	4,271
Impairment charges	—	—	(13,197)	(13,197)
Adjustments to preliminary purchase price allocations	(211)	—	—	(211)
Foreign currency translation	1,028	3,873	—	4,901
Balance at September 30, 2017	$128,480	$37,224	$—	$165,704

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During the second quarter of 2017, there were pending contract bids which management assessed as having a reasonable chance of success. These contract bids were not awarded to the Company. As a result of this missed opportunity, the annual forecasting process was accelerated, resulting in lower future operating profits and cash flows. As such, there were indicators that the carrying amount of the goodwill for the Products and Systems reporting unit may not be recoverable due to the decline in the projected future cash flows.

The Company performed an analysis to determine any impairment of long-lived assets (see Note 8) as well as an analysis to determine any impairment of goodwill. For the goodwill analysis, we used income and market approaches to estimate the fair value of the reporting unit, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors, and compared that fair value to the carrying value, and determined that the fair value of the reporting unit was less than the carrying value. The Company recorded an impairment charge of $13.2 million, based on the difference between the fair value and the carrying value of the reporting unit, which resulted in an impairment of the entire amount of goodwill for the Products and Systems reporting unit.

The Company's cumulative goodwill impairment as of September 30, 2017 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment. As of December 31, 2016, the cumulative goodwill impairment was $9.9 million, which is within its International segment.

8.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2017				December 31, 2016
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-14	$92,488	$(56,582)	$(170)	$35,736	$81,559	$(50,417)	$31,142
Software/Technology	3-15	19,219	(13,804)	(2,411)	3,004	18,128	(12,577)	5,551
Covenants not to compete	2-5	11,687	(10,227)	—	1,460	11,143	(9,647)	1,496
Other	2-12	8,262	(6,188)	(32)	2,042	7,266	(5,448)	1,818
Total		$131,656	$(86,801)	$(2,613)	$42,242	$118,096	$(78,089)	$40,007

Amortization expense for the three months ended September 30, 2017 and September 30, 2016 was $2.4 million and $2.1 million, respectively.

Amortization expense for the nine months ended September 30, 2017 and September 30, 2016 was $6.8 million and $6.9 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

As described in Note 7, the Company performed an analysis to determine whether there was any impairment of long-lived assets for the Products and Systems reporting unit. We used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an impairment of $2.4 million to software/technology, $0.2 million to customer relationships and less than $0.1 million to other intangibles, which are included in the impairment charges line on the condensed consolidated statements of income for the three and nine months ended September 30, 2017.

9.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016

Accrued salaries, wages and related employee benefits	$29,763	$23,442
Contingent consideration, current portion	2,999	1,826
Accrued workers’ compensation and health benefits	5,740	6,351
Deferred revenue	5,440	3,743
Litigation accrual	1,200	6,320
Other accrued expenses	20,466	17,015
Total accrued expenses and other liabilities	$65,608	$58,697

10.                               Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016

Senior credit facility	$95,050	$82,776
Notes payable	230	320
Other	9,013	4,200
Total debt	104,293	87,296
Less: Current portion	(2,490)	(1,379)
Long-term debt, net of current portion	$101,803	$85,917

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $175.0 million revolving line of credit, which, under certain circumstances, can be increased to $225.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of October 30, 2019. As of September 30, 2017, the Company had borrowings of $95.1 million and a total of $5.0 million of letters of credit outstanding under the Credit Agreement.

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

As of September 30, 2017, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 3.2% as of September 30, 2017. Interest expense is recorded in the condensed consolidated statements of income.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table represents the changes in the fair value of Level 3 contingent consideration:

Nine months ended
September 30, 2017
Beginning balance	$3,094
Acquisitions	4,126
Payments	(554)
Accretion of liability	198
Revaluation	(1,078)
Foreign currency translation	28
Ending balance	$5,814

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

12.                               Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it. Except possibly for certain of the matters described below, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered against the Company may be covered by insurance for certain matters. The Company has accrued an aggregate of approximately $1.6 million for losses related to the matters described below, net of insurance, for which the Company has stated that an accrual has been established. This $1.6 million accrual does not include the California class action matter, described below, as to which the settlement amount has been fully paid.

Litigation and Commercial Claims

The Company settled a consolidated purported class and collective action that resulted from the consolidation of two cases originally filed in California state court in April 2015. In connection with the settlement, the Company recorded a pre-tax charge of $6.3 million during the three months ended June 30, 2016 and paid the settlement in February 2017.

The Company is a defendant in the lawsuit AGL Services Company v. Mistras Group, Inc., pending in U.S. District Court for the Northern District of Georgia, filed November 2016. The case involves radiography work performed by the Company in 2013 on the construction of a pipeline project in the U.S. The owner of the pipeline project has claimed damages of approximately $5.8 million and contends that certain of the radiography images the Company’s technicians prepared regarding the project did not meet the code quality interpretation standards required by the American Petroleum Institute.  At a trial concluded on October 26, 2017, the jury awarded the plaintiff damages plus interest, which the Company believes is fully covered by insurance.

The Company’s subsidiary in France has been involved in a dispute with a former owner of a business purchased by the Company’s French subsidiary. The judgment is being appealed, but the Company recorded an accrual for the judgment during the three months ended June 30, 2016. The loss for this matter is included in the accrual set forth above.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company is a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleges Mistras delivered a defective Ultrasonic inspection system in 2014 and is alleging damages of approximately $2.3 million. The Company has established an accrual for this matter, which is included in the amount set forth above.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA is conducting an investigation of the site, which includes taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of September 30, 2017, total potential acquisition-related contingent consideration ranged from zero to approximately $8.6 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.8 years of operations. See Note 4 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Services	$137,194	$127,153	$397,565	$395,089
International	38,200	37,922	106,360	105,275
Products and Systems	6,268	6,807	16,925	19,955
Corporate and eliminations	(2,092)	(3,071)	(7,524)	(5,713)
	$179,570	$168,811	$513,326	$514,606

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross profit
Services	$34,729	$33,704	$100,432	$102,652
International	10,432	13,133	29,720	33,673
Products and Systems	2,753	3,686	7,313	9,475
Corporate and eliminations	(17)	128	(73)	356
	$47,897	$50,651	$137,392	$146,156

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income (loss) from operations
Services	$11,699	$12,221	$31,211	$30,932
International	1,023	5,751	3,866	8,925
Products and Systems	(15,573)	806	(16,913)	560
Corporate and eliminations	(7,524)	(6,662)	(20,287)	(17,816)
	$(10,375)	$12,116	$(2,123)	$22,601

Income (loss) by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Depreciation and amortization
Services	$5,543	$5,516	$16,330	$17,224
International	2,004	1,958	5,736	5,881
Products and Systems	594	552	1,746	1,718
Corporate and eliminations	(46)	(107)	(168)	(260)
	$8,095	$7,919	$23,644	$24,563

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	September 30, 2017	December 31, 2016
Intangible assets, net
Services	$24,951	$19,550
International	14,228	14,139
Products and Systems	2,309	5,482
Corporate and eliminations	754	836
	$42,242	$40,007

	September 30, 2017	December 31, 2016
Total assets
Services	$306,323	$291,539
International	150,555	130,427
Products and Systems	13,944	28,964
Corporate and eliminations	13,600	18,497
	$484,422	$469,427

Revenues by geographic area for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
United States	$114,249	$113,409	$344,808	$358,343
Other Americas	26,084	16,940	59,452	48,828
Europe	36,264	33,126	97,630	93,265
Asia-Pacific	2,973	5,336	11,436	14,170
	$179,570	$168,811	$513,326	$514,606

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
Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily closing price of the Company's common stock for the preceding month. During the nine months ended September 30, 2017, the Company purchased approximately 726,000 shares from Dr. Vahaviolos at an average price of $21.93 per share and an aggregate cost of $15.9 million. From the inception of the plan through September 30, 2017, the Company has purchased 1,000,000 shares from Dr. Vahaviolos at an average price of $21.92 per share for an aggregate cost of approximately $21.9 million and approximately 146,000 shares in the open market at an average price of $20.48 per share for an aggregate cost of approximately $3.0 million. All such repurchased shares are classified as Treasury Stock on the condensed consolidated balance sheet. As of September 30, 2017, approximately $25.1 million remained available to repurchase shares under the stock repurchase plan.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2017 and September 30, 2016. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Transition Report on Form 10-K for the transition period ended December 31, 2016, filed March 20, 2017 (“2016 Transition Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2016 Transition Report as well as those discussed in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”).

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

We have focused on introducing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made a number of acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service lines, technologies, resources and customers that we believe will enhance our advantages over our competition.

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. For most of 2017, current market conditions have been soft, driven by lower oil prices which have caused many of the Company’s customers to curtail spending for our services and products. However, during the fall of 2017, market conditions turned modestly positive and we believe this will continue for the remainder of 2017 and through the spring of 2018.

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)		($ in thousands)
Revenues	$179,570	$168,811	$513,326	$514,606
Gross profit	47,897	50,651	137,392	146,156
Gross profit as a % of Revenue	27%	30%	27%	28%
Total operating expenses	58,272	38,535	139,515	123,555
Operating expenses as a % of Revenue	32%	23%	27%	24%
Income (loss) from operations	(10,375)	12,116	(2,123)	22,601
Income (loss) from Operations as a % of Revenue	(6)%	7%	—%	4%
Interest expense	1,081	778	3,114	2,218
Income (loss) before (benefit) provision for income taxes	(11,456)	11,338	(5,237)	20,383
(Benefit) provision for income taxes	(4,503)	4,083	(2,199)	6,908
Net income (loss)	(6,953)	7,255	(3,038)	13,475
Less: net income attributable to non-controlling interests, net of taxes	15	17	21	29
Net income (loss) attributable to Mistras Group, Inc.	$(6,968)	$7,238	$(3,059)	$13,446

Note About Non-GAAP Measures

In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (Loss) before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income (Loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities and (c) special items. These items have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

We believe investors and other users of our financial statements benefit from the presentation of "Income (loss) before special items" in evaluating our performance. Income (loss) before special items provides an additional tool to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees.

Revenue

Revenues for the three months ended September 30, 2017 were $179.6 million, an increase of $10.8 million, or 6%, compared with the three months ended September 30, 2016. Revenues for the nine months ended September 30, 2017 were $513.3 million, a decrease of $1.3 million, or less than 1%, compared with the nine months ended September 30, 2016.

Revenues by segment for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)		($ in thousands)
Revenues
Services	$137,194	$127,153	$397,565	$395,089
International	38,200	37,922	106,360	105,275
Products and Systems	6,268	6,807	16,925	19,955
Corporate and eliminations	(2,092)	(3,071)	(7,524)	(5,713)
	$179,570	$168,811	$513,326	$514,606

Three Months

In the three months ended September 30, 2017, Services segment revenues increased 8% due to a combination of acquisition growth and low single digit favorable impacts of foreign exchange rates and organic growth. The organic growth was achieved despite the negative impact of the 2017 hurricanes and continued weakness in a challenged region that includes a fairly large customer contract. International segment revenues increased 1%, driven by low single digit favorable impacts of foreign exchange rates, offset by a low single digit organic decline. Products and Systems segment revenues decreased by 8% driven by lower sales volume.

Oil and gas customer revenues comprised approximately 54% and 56% of total Company revenues for the three months ended September 30, 2017 and 2016, respectively. The Company’s top ten customers comprised approximately 36% of total revenues for the three months ended September 30, 2017, as compared to 38% for the three months ended September 30, 2016. One customer, BP plc., accounted for approximately 10% and 14% of total revenues, respectively, for the three months ended September 30, 2017 and three months ended September 30, 2016.

Nine Months

In the nine months ended September 30, 2017, Services segment revenues increased 1%, as acquisition growth slightly offset a low single digit organic decline. International segment revenues increased 1%, as low single digit organic growth slightly offset a low single digit unfavorable impact of foreign exchange rates. Products segment revenues decreased 15% due to lower sales volume.

Oil and gas revenues comprised approximately 58% and 57% of total Company revenues for the nine month periods ended September 30, 2017 and September 30, 2016, respectively. The Company’s top ten customers comprised approximately 38% of total revenues for both the nine month periods ended September 30, 2017 and September 30, 2016. One customer, BP plc., accounted for approximately 11% of our total revenues for the nine months ended September 30, 2017 and 12% for the nine months ended September 30, 2016.

Gross Profit

Gross profit decreased by $2.8 million, or 5%, in the three months ended September 30, 2017, despite a sales increase of 6%. During the nine month period ended September 30, 2017, gross profit had a year-on-year decrease of $8.8 million, or 6%, on a sales decline of less than 1%.

Gross profit by segment for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)		($ in thousands)
Gross profit
Services	$34,729	$33,704	$100,432	$102,652
% of segment revenue	25.3%	26.5%	25.3%	26.0%
International	10,432	13,133	29,720	33,673
% of segment revenue	27.3%	34.6%	27.9%	32.0%
Products and Systems	2,753	3,686	7,313	9,475
% of segment revenue	43.9%	54.2%	43.2%	47.5%
Corporate and eliminations	(17)	128	(73)	356
	$47,897	$50,651	$137,392	$146,156
% of total revenue	26.7%	30.0%	26.8%	28.4%

Three months

Gross profit margin was 26.7% and 30.0% for the three month periods ended September 30, 2017 and 2016, respectively. Services segment gross profit margins had a year-on-year decline of 120 basis points to 25.3% in the three months ended September 30, 2017, driven primarily by an adverse impact from the 2017 summer hurricanes, which reduced revenues by more than $1 million while labor costs were largely unchanged, as the Company chose to pay its technicians who were unable to work due to these events. International segment gross margins had a year-on-year decline of 730 basis points to 27.3% in the three months ended September 30, 2017. This decline was primarily driven by lower revenues in the Company's German subsidiary, as well as poor margins on a large contract and lower utilization of technical labor in the UK. Products and Systems segment gross margin declined by 1030 basis points for the three months ended September 30, 2017 to 43.9%, driven by lower sales volumes.

Nine months

Gross profit margin was 26.8% and 28.4% for the nine months ended September 30, 2017 and 2016, respectively. Services segment gross profit margins declined by 70 basis points to 25.3% in the nine months ended September 30, 2017, driven primarily by the aforementioned 2017 hurricane impact and also by a weak spring 2017 turnaround season which adversely impacted utilization of technicians. International segment gross margins declined by 410 basis points to 27.9% in the nine months ended September 30, 2017, driven primarily by lower revenues in the Company’s German subsidiary, as well poor margins on a large contract and lower utilization of technical labor in the UK. Products and Systems segment gross margin decreased by 430 basis points to 43.2% for the nine months ended September 30, 2017, driven by lower sales volumes.

Income (Loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of the Company's three segments and for the Company in total:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	($ in thousands)		($ in thousands)
Services:
Income from operations	$11,699	$12,221	$31,211	$30,932
Litigation charges	—	—	—	6,320
Bad debt provision for a customer bankruptcy	—	—	1,200	—
Severance costs	163	43	493	43
Asset write-offs and lease terminations	—	—	123	—
Acquisition-related expense (benefit), net	(126)	345	(48)	(123)
Income before special items	11,736	12,609	32,979	37,172
International:
Income from operations	1,023	5,751	3,866	8,925
Severance costs	379	89	455	799
Acquisition-related expense (benefit), net	—	11	(501)	(53)
Income before special items	1,402	5,851	3,820	9,671
Products and Systems:
Income (loss) from operations	(15,573)	806	(16,913)	560
Impairment charges	15,810	—	15,810	—
Severance costs	—	—	—	17
Acquisition-related expense (benefit), net	—	—	—	—
Income (loss) before special items	237	806	(1,103)	577
Corporate and Eliminations:
Loss from operations	(7,524)	(6,662)	(20,287)	(17,816)
Litigation charges	1,200	—	1,200	—
Severance costs	—	133	—	133
Acquisition-related expense (benefit), net	(122)	28	(40)	77
Loss before special items	(6,446)	(6,501)	(19,127)	(17,606)
Total Company
Income (loss) from operations	$(10,375)	$12,116	$(2,123)	$22,601
Litigation charges	1,200	—	1,200	6,320
Impairment charges	15,810	—	15,810	—
Bad debt provision for a customer bankruptcy	—	—	1,200	—
Severance costs	542	265	948	992
Asset write-offs and lease terminations	—	—	123	—
Acquisition-related expense (benefit), net	(248)	384	(589)	(99)
Income before special items	$6,929	$12,765	$16,569	$29,814

Three months
For the three months ended September 30, 2017, income from operations (GAAP) decreased $22.5 million, or 186%, compared with the three months ended September 30, 2016, while income before special items (non-GAAP) decreased $5.8 million, or

46%. As a percentage of revenues, income before special items declined by 370 basis points to 3.9% in the three months ended September 30, 2017 from 7.6% in the three months ended September 30, 2016.

Operating expenses increased $19.7 million during the three months ended September 30, 2017, driven primarily by the $15.8 million impairment charges, after completion of the analysis described above, for the Products and Systems segment, during the three months ended September 30, 2017 (See Notes 7 and 8). In addition, there was a $1.1 million increase in foreign currency transactional expenses, $1.2 million of additional operating expenses pertaining to Services segment acquisitions and $0.7 in Corporate segment expenses, primarily professional fees.

Nine months

For the nine months ended September 30, 2017, income from operations (GAAP) decreased $24.7 million, or 109% compared with the prior year, and income before special items (non-GAAP) decreased $13.2 million, or 44%. As a percentage of revenues, income before special items decreased by 260 basis points to 3.2% in the nine months ended September 30, 2017, as compared to 5.8% in the nine months ended September 30, 2016.

Operating expenses increased $16.0 million during the nine months ended September 30, 2017, driven primarily by the $15.8 million impairment charges in the Products and Systems segment. In addition, there was a $2.0 million increase in foreign currency transaction expenses for the Company, $2.3 million of additional operating expenses pertaining to Services segment acquisitions and $0.8 million of Corporate segment expenses, primarily professional fees. These increases were primarily offset by a $5.1 million decrease in litigation expenses for the respective periods.

Interest Expense

Interest expense was approximately $1.1 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $2.2 million for the nine months ended September 30, 2017 and 2016. The increases were due to increased borrowings on the Company's revolving line of credit.

Income Taxes

The Company’s effective income tax rate was approximately 39% and 36% for the three months ended September 30, 2017 and 2016, respectively. The Company's effective tax rate was approximately 42% and 34% for the nine months ended September 30, 2017 and 2016, respectively. The increase in the income tax rate for these respective periods was due to a discrete item related to the impairment of goodwill and intangible assets in the Products and Systems reporting unit. Excluding this item, the effective income tax rate would have been 35% and 36%, respectively, for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended
	September 30, 2017	September 30, 2016
	($ in thousands)
Net cash provided by (used in):
Operating activities	$35,226	$52,109
Investing activities	(22,516)	(12,487)
Financing activities	(7,114)	(32,491)
Effect of exchange rate changes on cash	2,113	(221)
Net change in cash and cash equivalents	$7,709	$6,910

Cash Flows from Operating Activities

During the nine months ended September 30, 2017, cash provided by operating activities was $35.2 million, representing a year-on-year decrease of $16.9 million, or 32%. The decrease was primarily attributable to a lower level of net income, as well as movements in working capital, including the 2017 payment of a $6.3 million legal settlement and the timing of collections.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, cash used in investing activities was $22.5 million, compared with a use of cash of $12.5 million in the comparable period of the prior year. The first nine months of 2017 included increased outflows of $7.2 million related to acquisitions and an increase of $3.0 million for capital expenditures, as the Company was in the midst of its build-out in France to service an important new customer contract.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.1 million for the nine months ended September 30, 2017. The Company borrowed $11.5 million, net, on its Credit Agreement, to help fund the purchase of $15.9 million of treasury stock and towards the funding of $8.4 million for acquisitions. For the comparable period in 2016, net cash used in financing activities was $32.5 million, of which $28.9 million was to reduce the Company's debt and capital lease obligations.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net increase of $2.1 million in the first nine months of 2017, compared to a $0.2 million decrease for the first nine months of 2016.

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

As of September 30, 2017, we had cash and cash equivalents totaling $26.9 million and available borrowing capacity of $74.9 million under our Credit Agreement with borrowings of $95.1 million and $5.0 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2017, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2016 Transition Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2016 Transition Report, except as disclosed in Note 12 (see below).

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 31, 2017	94,877	$21.08	94,877	$27,004,569
August 31, 2017	139,276	$20.20	90,490	$25,081,657
September 30, 2017	—	$—	—	$25,081,657

(1) On August 17, 2016, the Company entered into an agreement with its founder, Chairman and Chief Executive Officer, Dr. Sotirios Vahaviolos, which provides for the Company to repurchase up to 1 million shares of its common stock from Dr. Vahaviolos. The plan with Dr. Vahaviolos is included in the $50.0 million of purchases authorized by our Board of Directors described in footnote 2 below. All of the amounts in this column represent the purchases from Dr. Vahaviolos during the third quarter of 2017.

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
Jonathan H. Wolk
Senior Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: November 9, 2017