Form 10-Q
period 2018-03-31
Mistras Group, Inc.
filed 2018-05-08
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
☐ Yes  ☒ No

As of May 2, 2018, the registrant had 28,334,217 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$33,132	$27,541
Accounts receivable, net	138,858	138,080
Inventories	11,008	10,503
Prepaid expenses and other current assets	18,200	18,884
Total current assets	201,198	195,008
Property, plant and equipment, net	88,033	87,143
Intangible assets, net	62,465	63,739
Goodwill	202,100	203,438
Deferred income taxes	1,632	1,606
Other assets	4,813	3,507
Total assets	$560,241	$554,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$9,737	$10,362
Accrued expenses and other current liabilities	60,302	65,561
Current portion of long-term debt	2,001	2,358
Current portion of capital lease obligations	5,202	5,875
Income taxes payable	5,528	6,069
Total current liabilities	82,770	90,225
Long-term debt, net of current portion	172,460	164,520
Obligations under capital leases, net of current portion	8,164	8,738
Deferred income taxes	9,144	8,803
Other long-term liabilities	11,339	11,363
Total liabilities	283,877	283,649
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,313,744 and 28,294,968 shares issued	282	282
Additional paid-in capital	223,576	222,425
Retained earnings	67,624	64,717
Accumulated other comprehensive loss	(15,305)	(16,805)
Total Mistras Group, Inc. stockholders’ equity	276,177	270,619
Non-controlling interests	187	173
Total equity	276,364	270,792
Total liabilities and equity	$560,241	$554,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended
	March 31, 2018	March 31, 2017

Revenue	$187,630	$163,318
Cost of revenue	133,787	115,002
Depreciation	5,698	5,163
Gross profit	48,145	43,153
Selling, general and administrative expenses	39,034	37,302
Research and engineering	756	643
Depreciation and amortization	2,950	2,502
Acquisition-related expense (benefit), net	(994)	(544)
Income from operations	6,399	3,250
Interest expense	1,792	1,018
Income before provision for income taxes	4,607	2,232
Provision for income taxes	1,688	534
Net income	2,919	1,698
Less: net income attributable to non-controlling interests, net of taxes	12	6
Net income attributable to Mistras Group, Inc.	$2,907	$1,692
Earnings per common share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06
Weighted average common shares outstanding:
Basic	28,304	28,687
Diluted	29,362	29,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017

Net income	$2,919	$1,698
Other comprehensive income:
Foreign currency translation adjustments	1,500	1,450
Comprehensive income	4,419	3,148
Less: comprehensive income attributable to non-controlling interest	14	6
Comprehensive income attributable to Mistras Group, Inc.	$4,405	$3,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net income	$2,919	$1,698
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,648	7,665
Deferred income taxes	260	(86)
Share-based compensation expense	1,126	1,724
Bad debt provision for unexpected customer bankruptcy	—	1,200
Fair value adjustments to contingent consideration	(1,033)	(625)
Other	(122)	(147)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(15)	6,161
Inventories	(468)	(585)
Prepaid expenses and other assets	(437)	1,716
Accounts payable	(732)	2,478
Accrued expenses and other liabilities	(3,703)	(7,053)
Income taxes payable	(625)	(733)
Net cash provided by operating activities	5,818	13,413
Cash flows from investing activities
Purchase of property, plant and equipment	(5,182)	(3,416)
Purchase of intangible assets	(165)	(376)
Acquisition of businesses, net of cash acquired	—	(4,500)
Proceeds from sale of equipment	575	155
Net cash used in investing activities	(4,772)	(8,137)
Cash flows from financing activities
Repayment of capital lease obligations	(1,630)	(1,643)
Proceeds from borrowings of long-term debt	371	917
Repayment of long-term debt	(834)	(663)
Proceeds from revolver	18,600	20,900
Repayment of revolver	(10,700)	(10,800)
Payment of contingent consideration for business acquisitions	(1,503)	(51)
Purchases of treasury stock	—	(6,000)
Taxes paid related to net share settlement of share-based awards	(43)	(41)
Proceeds from exercise of stock options	—	234
Net cash provided by financing activities	4,261	2,853
Effect of exchange rate changes on cash and cash equivalents	284	309
Net change in cash and cash equivalents	5,591	8,438
Cash and cash equivalents at beginning of period	27,541	19,154
Cash and cash equivalents at end of period	$33,132	$27,592
Supplemental disclosure of cash paid
Interest	$1,590	$967
Income taxes	$2,136	$1,057
Noncash investing and financing
Equipment acquired through capital lease obligations	$587	$667
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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the fiscal years ending December 31, 2018 and 2017. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“2017 Annual Report”) for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 14, 2018.

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

Customers

There were no customers that represented 10% of our revenues for the three months ended March 31, 2018. One customer accounted for 11% of our revenues for the three months ended March 31, 2017.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 — Summary of Significant Accounting Policies in the 2017 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, deferred tax assets and uncertain tax positions. Since the date of the 2017 Annual Report, there have been no material changes to the Company's significant accounting policies.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income Taxes

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). This was a complex and significant change to the U.S. corporate tax system. We were required to account for certain aspects of the Tax Act in our financial statements for the period ended December 31, 2017, including the impact of the Tax Act on existing deferred tax balances and the one-time transition tax on foreign earnings (the “transition tax”). The Company is applying the guidance in SAB 118 in accounting for the enactment date effects of the Tax Act. At December 31, 2017, the Company made a provisional estimate of the transition tax as well as existing deferred balances. As discussed below, the Company has not completed its accounting for the tax effects of the Tax Act as of March 31, 2018. Our financial statements for the period ended March 31, 2018 reflect provisions of the Tax Act effective for periods beginning after December 31, 2017, which includes the reduced federal corporate tax rate of 21%, adjustments made to executive compensation and meals and entertainment rules, and the global intangible low-taxes income (“GILTI”) and foreign derived intangible income (“FDII”) provisions.
The Company’s effective income tax rate was approximately 37% and 24% for the three months ended March 31, 2018 and 2017, respectively. The increase in the income tax rate for the three months ended March 31, 2018 is due to the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act, and foreign tax rates different than the current statutory rate. The effective income tax rate for the three months ended March 31, 2017 was lower than the statutory rate for that period due to discrete items.

As of March 31, 2018, the amounts previously recorded for the Tax Act remain provisional related to the transition tax and resulting foreign tax credit, and the effect of the change in the federal corporate rate on the deferred tax assets. The Company has adjusted the Tax Act impact to the deferred tax asset for executive compensation, decreasing the deferred tax asset by approximately $0.4 million due to a change in estimate of 2018 compensation. These estimates may be adjusted as the Company continues to gather and evaluate data and guidance to refine the impact of the Tax Act. The amounts recorded in 2018 for the Tax Act related to the calculations of the GILTI, FDII, executive compensation and meals and entertainment are the Company’s best estimates based on the current data and guidance available. The Company is continuing to evaluate the state tax conformity to the Tax Act, including the GILTI provisions. Due to multiple uncertainties, the Company has not yet determined our accounting policy election with respect to recording deferred taxes for basis differences related to the GILTI provisions or to continue to record as a period cost.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 became effective for the Company on January 1, 2018. The ASU permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The Company adopted ASU 2014-09 along with the related additional ASU’s on Topic 606 on January 1, 2018, utilizing the cumulative catch-up method. The result of adoption is immaterial to the Company's consolidated financial statements, largely because most of our projects are short-term in nature and billed on a time and material basis. The Company utilized a practical expedient that provides for revenue to be recognize in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. See Note 2 for the Company's additional required disclosures under Topic 606.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This amendment provides guidance concerning which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting. Certain changes to stock awards, notably administrative changes, do not require modification accounting. There are three specific criteria that need to be met in order to prove that modification accounting is not required. ASU 2017-09 is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 did not have any impact on the Company's condensed consolidated financial statements and related disclosures.

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

2. Revenue

The majority of our revenue is derived from providing services on a time and material basis and are short-term in nature. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the cumulative catch-up transition method. The adoption of ASC Topic 606 did not impact the Company's condensed consolidated financial statements.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company provides highly integrated and bundled inspection services to its customers. Some of our contracts have multiple performance obligations, most commonly due to the contract providing both goods and services. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Contract modifications are not routine in the performance of our contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the goods and services that are provided. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as a separate contract.

Our performance obligations are satisfied over time as work progresses or at a point in time. The majority of our revenue recognized over time as work progresses is related to our service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. Revenue is recognized on a cost-to-cost method tracked on an input basis.

The majority of our revenue recognized at a point in time is related to product sales when the customer obtains control of the asset, which is generally upon shipment to the customer. Contract costs include labor, material and overhead.

The Company expects any significant remaining performance obligations to be satisfied within one year.

Contract Estimates

The majority of our revenues are short-term in nature. We do have Master Service Agreements (MSA’s) that are long-term for the relationships with our customers, but these represent an overall frame work and terms of contract when the Company and the customer do agree upon services or products to be provided. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, and some similar document issued pursuant to a MSA which sets for the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into long-term contracts, which can range from several months to several years, revenue is recognized as work is performed based on total costs or total labor dollars incurred to date in relation to the total estimated costs or total labor dollars estimated at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of our project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenue by Category

The following series of tables presents our disaggregated revenues:

Revenue by industry was as follows:

Three months ended March 31, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$103,290	$8,108	$563	$—	$111,961
Aerospace & Defense	12,457	14,465	667	—	27,589
Industrials	11,717	6,400	540	—	18,657
Power generation & Transmission	6,359	720	1,556	—	8,635
Other Process Industries	5,407	1,790	5	—	7,202
Infrastructure, Research & Engineering	2,180	2,519	500	—	5,199
Other	4,185	4,454	2,353	(2,605)	8,387
Total	$145,595	$38,456	$6,184	$(2,605)	$187,630

Revenue per key geographic location was as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Three months ended March 31, 2018	Services	International	Products	Corp/Elim	Total
United States	$123,562	$267	$3,258	$(1,097)	$125,990
Other Americas	21,783	1,902	81	(253)	23,513
Europe	155	34,219	1,120	(1,226)	34,268
Asia-Pacific	95	2,068	1,725	(29)	3,859
Total	$145,595	$38,456	$6,184	$(2,605)	$187,630

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., biweekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period.
Revenue recognized in 2018, that was included in the contract liability balance at the beginning of the year was $1.8 million. Changes in the contract asset and liability balances during the year ended December 31, 2017, were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses would be expected to be amortized over a period less than one year.

3.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under three equity incentive plans: (i) the 2007 Stock Option Plan (the "2007 Plan"), (ii) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (iii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2007 and 2009 Plans, although awards granted under the 2007 and 2009 Plans remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the three months ended March 31, 2018 and 2017, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards are fully vested.

No unrecognized compensation costs remained related to stock option awards as of March 31, 2018.

No stock options were granted during the three months ended March 31, 2018 and March 31, 2017.

The following table sets forth a summary of the stock option activity, weighted average exercise prices and options outstanding as of March 31, 2018 and March 31, 2017.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the three months ended March 31,
	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,130	$13.43	2,167	$13.33
Granted	—	$—	—	$—
Exercised	—	$—	(30)	$7.67
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,130	$13.43	2,137	$13.41

Restricted Stock Unit Awards

For the three months ended March 31, 2018 and March 31, 2017, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.8 million and $1.1 million, respectively. As of March 31, 2018, there was $10.4 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.9 years.

During the first three months of 2018 and 2017, the Company granted approximately 10,000 and 9,000 shares, respectively, of fully-vested common stock to its five non-employee directors, as provided for under the Company's non-employee director compensation plan. These shares had grant date fair values of $0.2 million for each respective period, which was recorded as share-based compensation expense during the three months ended March 31, 2018 and March 31, 2017, respectively.

During the first three months of 2018 and 2017, approximately 4,000 and 5,000 restricted stock units vested for each period, respectively. The fair value of these units was $0.1 million for each respective period. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, non-vested restricted share units is presented below:

	For the three months ended March 31,
	2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	532	$21.05	569	$20.81
Granted	211	$19.20	—	$—
Released	(4)	$24.08	(5)	$24.09
Forfeited	(16)	$19.82	(3)	$21.31
Outstanding at end of period:	723	$20.52	561	$20.78

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on three metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS and (3) Revenue. There also is a discretionary portion of the PRSUs based on individual performance, at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

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

A summary of the Company's Performance Restricted Stock Unit activity is presented below:

	For the three months ended March 31
	2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	278	$17.00	290	$16.01
Granted	123	$19.46	—	$—
Performance condition adjustments	5	$18.36	(3)	$23.30
Released	—	$—	—	$—
Forfeited	(12)	$16.16	—	$—
Outstanding at end of period:	394	$17.71	287	$15.83

During the three months ended March 31, 2018 and March 31, 2017, the Compensation Committee approved the awards for calendar year 2017 and the seven-month transition period ending December 31, 2016, respectively. As a result, the calendar year 2017 PRSUs increased by approximately 5,000 units and the seven month transition period PRSUs reduced by approximately 3,000 units.

As of March 31, 2018, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

For the three months ended March 31, 2018 and March 31, 2017, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.1 million and $0.4 million, respectively. At March 31, 2018, there was $3.7 million of total unrecognized compensation costs related to approximately 394,000 non-vested performance restricted stock units, which are expected to be recognized over a remaining weighted average period of 2.6 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2018	March 31, 2017

Basic earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$2,907	$1,692
Denominator:
Weighted average common shares outstanding	28,304	28,687
Basic earnings per share	$0.10	$0.06

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$2,907	$1,692
Denominator:
Weighted average common shares outstanding	28,304	28,687
Dilutive effect of stock options outstanding	745	879
Dilutive effect of restricted stock units outstanding	313	339
	29,362	29,905
Diluted earnings per share	$0.10	$0.06

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

5.                                      Acquisitions

During the three months ended March 31, 2018, the Company did not complete any acquisitions.

The assets and liabilities of one of the businesses acquired in 2017 were included in the Company's condensed consolidated balance sheet based upon its estimated fair value on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets acquired. The results of operations for this acquisition is included in the Services segment's results from the date of acquisition. Goodwill of $36.4 million primarily relates to expected synergies and assembled workforce, which is deductible for tax purposes. Other intangible assets, primarily related to customer relationships and covenants not to compete, were $23.8 million.

During the three months ended March 31, 2017, the Company completed one acquisition, which is located in the U.S., that primarily performs chemical and specialty process services, primarily in the aerospace industry. In this acquisition, the Company acquired the assets of the acquiree in exchange for aggregate consideration of $4.5 million in cash and contingent consideration up to $3.5 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

Dispositions

During the fourth quarter of 2017, the Company began the process of marketing one of its subsidiaries in the Products and Systems segment for sale. The Company determined that the classification of being held for sale has been met as of December 31, 2017. For the three months ended March 31, 2018, this subsidiary represented 0.6% of consolidated revenues and income from operations was less than $0.1 million. In the aggregate, the assets and liabilities of this subsidiary represents 0.5% and 0.1% of consolidated assets and liabilities, respectively, and are included in their natural classifications on the consolidated balance sheet as of March 31, 2018.

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Due diligence, professional fees and other transaction costs	$39	$81
Adjustments to fair value of contingent consideration liabilities	(1,033)	(625)
Acquisition-related expense (benefit), net	$(994)	$(544)

6.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2018	December 31, 2017

Trade accounts receivable	$142,472	$141,952
Allowance for doubtful accounts	(3,614)	(3,872)
Accounts receivable, net	$138,858	$138,080

The Company had $24.4 million and $14.4 million of unbilled revenues accrued as of March 31, 2018 and December 31, 2017, respectively. Unbilled revenues are generally billed in the subsequent quarter to their revenue recognition.

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2018	December 31, 2017

Land		$2,717	$2,414
Buildings and improvements	30-40	25,255	24,003
Office furniture and equipment	5-8	14,820	14,230
Machinery and equipment	5-7	195,532	191,721
		238,324	232,368
Accumulated depreciation and amortization		(150,291)	(145,225)
Property, plant and equipment, net		$88,033	$87,143

Depreciation expense for the three months ended March 31, 2018 and March 31, 2017 was $6.1 million and $5.5 million, respectively.

8.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2017	$165,801	$37,637	$—	$203,438
Goodwill acquired during the period	—	—	—	—
Adjustments to preliminary purchase price allocations	(1,977)	—	—	(1,977)
Foreign currency translation	(433)	1,072	—	639
Balance at March 31, 2018	$163,391	$38,709	$—	$202,100

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2018, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of March 31, 2018 and December 31, 2017 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

9.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2018			December 31, 2017
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Customer relationships	5-14	$114,545	$(60,037)	$54,508	$113,299	$(58,107)	$(170)	$55,022
Software/Technology	3-15	17,319	(14,479)	2,840	19,523	(14,133)	(2,411)	2,979
Covenants not to compete	2-5	12,379	(10,620)	1,759	12,510	(10,438)	—	2,072
Other	2-12	10,068	(6,710)	3,358	10,109	(6,411)	(32)	3,666
Total		$154,311	$(91,846)	$62,465	$155,441	$(89,089)	$(2,613)	$63,739

Amortization expense for the three months ended March 31, 2018 and March 31, 2017 was $2.5 million and $2.2 million, respectively.

10.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017

Accrued salaries, wages and related employee benefits	$27,772	$27,185
Contingent consideration, current portion	807	3,430
Accrued workers’ compensation and health benefits	4,563	5,181
Deferred revenue	5,956	6,338
Legal settlement accrual	—	1,600
Other accrued expenses	21,204	21,827
Total accrued expenses and other liabilities	$60,302	$65,561

11.                               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017

Senior credit facility	$164,760	$156,948
Notes payable	145	228
Other	9,556	9,702
Total debt	174,461	166,878
Less: Current portion	(2,001)	(2,358)
Long-term debt, net of current portion	$172,460	$164,520

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $250.0 million revolving line of credit, which, under certain circumstances, can be increased to $300.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of December 7, 2022. As of March 31, 2018, the Company had borrowings of $164.8 million and a total of $5.9 million of letters of credit outstanding under the Credit Agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is defined as the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus (h) certain amounts of EBITDA of acquired business for the prior twelve months, plus (i) certain expenses related to the closing of the Credit Agreement, plus (j) non-cash expenses which do not (in the current or any future period) represent a cash item (excluding non-cash gains which increase net income), plus (k) non-recurring charges (not to exceed $5.0 million in the four consecutive fiscal quarters immediately preceding the date of determination) for items such as severance, lease termination charges, asset write-offs and litigation settlements paid during the period, all determined for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.75 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company and is guaranteed by some of our subsidiaries.

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

The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders or repurchase our stock, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements. The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company's line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and, if the acquired business is a separate subsidiary, in certain circumstances the lenders will receive the benefit of a guaranty of the subsidiary and liens on its assets or a pledge of its stock.

As of March 31, 2018, the Company was in compliance with the terms of the Credit Agreement, and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 3.45% as of March 31, 2018. Interest expense is recorded in the condensed consolidated statements of income.

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At March 31, 2018, there was approximately $9.6 million outstanding, payable at various times from 2018 to 2029. Monthly payments range from $1 thousand to $19 thousand. Interest rates range from 0.6% to 6.2%.

12.                               Fair Value Measurements

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Three months ended March 31,
	2018	2017
Beginning balance	$5,508	$3,094
Acquisitions	—	2,508
Payments	(1,503)	(51)
Accretion of liability	65	68
Revaluation	(1,098)	(693)
Foreign currency translation	(63)	14
Ending balance	$2,909	$4,940

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

The Company was a defendant in the lawsuit AGL Services Company v. Mistras Group, Inc., in U.S. District Court for the Northern District of Georgia, filed November 2016. The case involved radiography work performed by the Company in 2012

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

on the construction of a pipeline project in the U.S.  At a trial concluded on October 26, 2017, the jury awarded the plaintiff its damages plus interest, which was fully covered and paid by insurance.

The Company’s subsidiary in France has been involved in a dispute with a former owner of a business purchased by the Company’s French subsidiary. The former owner received a judgment in his favor in the amount of $0.4 million for payment of the contingent consideration portion of the purchase price for the business. The Company recorded an accrual for the full amount of the judgment during the three months ended June 30, 2016. The Company's subsidiary appealed the judgment and the entire judgment was overturned on appeal, however the full appeals process is not yet completed, and therefore, the Company has not adjusted the accrual as of March 31, 2018.

The Company was a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleged that in 2014 Mistras delivered a defective Ultrasonic inspection system and alleged damages of approximately $2.3 million, the amount it paid for the system. In January 2018, the Company agreed to settle this matter for a payment of $1.6 million and the Company subsequently obtained ownership of the underlying ultrasonic inspection components. A charge for $1.6 million was recorded in 2017 and payment was made in February 2018.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA is conducting an investigation of the site, which includes taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. The Company has not received any further communication from the EPA on this matter since 2015.

Other Potential Contingencies

Some the Company’s workforce is unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs.  Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans.  The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, the Company and its subsidiaries may experience a significant reduction in the number of its employees covered by CBAs.  Under certain circumstances, such a reduction in the number of employees participating in a multi-employer pension plan could result in a complete or partial withdrawal liability to these multi-employer pension plans under ERISA.  Presently, the Company is uncertain when or whether its subsidiaries will incur withdrawal liability and is currently evaluating the materiality of a potential withdrawal liability under various scenarios.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of March 31, 2018, total potential acquisition-related contingent consideration ranged from zero to approximately $6.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.3 years of operations. See Note 5 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

14.                               Segment Disclosure

The Company’s three operating segments are:

•
Services. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of non-destructive testing and

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended
	March 31, 2018	March 31, 2017
Revenues
Services	$145,595	$126,329
International	38,456	34,256
Products and Systems	6,184	5,550
Corporate and eliminations	(2,605)	(2,817)
	$187,630	$163,318

	Three months ended
	March 31, 2018	March 31, 2017
Gross profit
Services	$34,710	$30,213
International	10,707	10,460
Products and Systems	2,890	2,594
Corporate and eliminations	(162)	(114)
	$48,145	$43,153

	Three months ended
	March 31, 2018	March 31, 2017
Income (loss) from operations
Services	$12,275	$7,380
International	920	3,034
Products and Systems	273	(449)
Corporate and eliminations	(7,069)	(6,715)
	$6,399	$3,250

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2018	March 31, 2017
Depreciation and amortization
Services	$5,970	$5,318
International	2,281	1,844
Products and Systems	362	567
Corporate and eliminations	35	(64)
	$8,648	$7,665

	March 31, 2018	December 31, 2017
Intangible assets, net
Services	$45,912	$46,864
International	13,717	13,899
Products and Systems	2,186	2,261
Corporate and eliminations	650	715
	$62,465	$63,739

	March 31, 2018	December 31, 2017
Total assets
Services	$380,009	$377,585
International	153,458	150,779
Products and Systems	13,025	12,733
Corporate and eliminations	13,749	13,344
	$560,241	$554,441

Revenues by geographic area for the three months ended March 31, 2018 and 2017, respectively, were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Revenues
United States	$125,990	$111,531
Other Americas	23,513	15,473
Europe	34,268	30,660
Asia-Pacific	3,859	5,654
	$187,630	$163,318

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

15. Repurchase of Common Stock

On October 7, 2015, the Company's Board of Directors approved a $50 million stock repurchase plan. As part of this plan, on
August 17, 2016, the Company entered into an agreement with its then CEO, Dr. Sotirios Vahaviolos, to purchase up to 1 million of his shares, commencing in October 2016. Pursuant to the agreement, in general, the Company purchased from Dr. Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily closing price of the Company's common stock for the preceding month. From the inception of the plan through December 31, 2017, the Company purchased 1,000,000 shares from Dr. Vahaviolos at an average price of $21.92 per share for an aggregate cost of approximately $21.9 million and approximately 146,000 shares in the open market at an average price of $20.48 per share, for an aggregate cost of approximately $3.0 million.

The Company retired all its repurchased shares during the fourth quarter of 2017 and they are not included in common stock issued and outstanding as of March 31, 2018 and December 31, 2017. There were no repurchases of common stock during the three months ended March 31, 2018. As of March 31, 2018, approximately $25.1 million remained available to repurchase shares under the stock repurchase plan.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended March 31, 2018 and March 31, 2017. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed March 14, 2018 (“2017 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2017 Annual Report as well as those discussed in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-

Destructive Testing (NDT), Destructive Testing (DT), mechanical and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services, proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our comprehensive “OneSource” portfolio of customized solutions, utilizing a proven systematic method that creates a closed-loop lifecycle for addressing continuous asset protection and improvement, helps us to deliver value to our customers.

Our operations consist of three reportable segments: Services, International and Products and Systems.

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States, followed by Canada, consisting primarily of NDT and inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure.

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
These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including engineering assessments, heat tracing, pre-inspection insulation stripping, inspections, coating applications, re-insulation, and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include oil and gas (downstream, midstream, upstream and petrochemical), commercial aerospace and defense, power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, transportation, primary metals and metalworking and research and engineering institutions.

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service lines, technologies, resources and customers that we believe will enhance our advantages over our competition.

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. During the first half of 2017, market conditions were soft, driven by lower oil prices which have caused many of the Company’s oil and gas customers to curtail spending for our services and products. However, during the fall of 2017, market conditions turned modestly positive and we believe this will continue through the first half of 2018. In addition, demand for our services in the aerospace industry are strong and we are focused on expanding our capabilities to service this market.

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2018 and March 31, 2017 were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Revenues	$187,630	$163,318
Gross profit	48,145	43,153
Gross profit as a % of Revenue	25.7%	26.4%
Total operating expenses	41,746	39,903
Operating expenses as a % of Revenue	22.2%	24.4%
Income from operations	6,399	3,250
Income from Operations as a % of Revenue	3.4%	2.0%
Interest expense	1,792	1,018
Income before provision for income taxes	4,607	2,232
Provision for income taxes	1,688	534
Net income	2,919	1,698
Less: net income attributable to non-controlling interests, net of taxes	12	6
Net income attributable to Mistras Group, Inc.	$2,907	$1,692

Note About Non-GAAP Measures

In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges and (d) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

We believe investors and other users of our financial statements benefit from the presentation of "Income before special items" for each of our three segments, the Corporate segment and the Total Company in evaluating our performance. Income before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for GAAP and /or comparable to other companies non-GAAP financial measures.

Revenue

Revenues for the three months ended March 31, 2018 were $187.6 million, an increase of $24.3 million, or 15%, compared with the three months ended March 31, 2017.

	Three months ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Revenues
Services	$145,595	$126,329
International	38,456	34,256
Products and Systems	6,184	5,550
Corporate and eliminations	(2,605)	(2,817)
	$187,630	$163,318

Three Months

In the three months ended March 31, 2018, total revenues increased 15% due to a combination of high single digit acquisition growth, mid-single digit organic growth and low-single digit favorable impact of foreign exchange rates. Services segment revenues increased 15%, driven by high-single digit acquisition growth and mid-single digit organic growth. International segment revenues increased 12%, driven by mid-double digit favorable impacts of foreign exchange rates, offset by a low single digit organic decline. Products and Systems segment revenues increased by 11% driven by higher sales volume.

Oil and gas customer revenues comprised approximately 60% and 59% of total Company revenues for the three months ended March 31, 2018 and 2017, respectively. Aerospace customer revenues comprised approximately 12% and 11% of total Company revenues for the three months ended March 31, 2018 and 2017, respectively. The Company’s top ten customers comprised approximately 41% of total revenues for the three months ended March 31, 2018, as compared to 43% for the three months ended March 31, 2017. One customer, BP plc., accounted for approximately 11% of total revenues for the three months ended March 31, 2017.

Gross Profit

Gross profit increased by $5.0 million, or 12%, in the three months ended March 31, 2018, on a sales increase of 15%.

Gross profit by segment for the three months ended March 31, 2018 and March 31, 2017 was as follows:

	Three months ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Gross profit
Services	$34,710	$30,213
% of segment revenue	23.8%	23.9%
International	10,707	10,460
% of segment revenue	27.8%	30.5%
Products and Systems	2,890	2,594
% of segment revenue	46.7%	46.7%
Corporate and eliminations	(162)	(114)
	$48,145	$43,153
% of total revenue	25.7%	26.4%

Three months

Gross profit margin was 25.7% and 26.4% for the three month periods ended March 31, 2018 and 2017, respectively. Services segment gross profit margins had a year-on-year decline of 10 basis points to 23.8% in the three months ended March 31, 2018, which reflect a slight change in sales mix. International segment gross margins had a year-on-year decline of 270 basis points to 27.8% in the three months ended March 31, 2018. This decline was primarily driven by lower revenues of in-house inspections within our German subsidiary, which typically generates higher margins. Products and Systems segment gross margin for the three months ended March 31, 2018 was 46.7%, consistent with the prior year.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Services:
Income from operations (GAAP)	$12,275	$7,380
Bad debt provision for a customer bankruptcy	—	1,200
Severance costs	—	16
Acquisition-related expense (benefit), net	(1,033)	(124)
Income before special items (non-GAAP)	11,242	8,472
International:
Income from operations (GAAP)	920	3,034
Severance costs	89	13
Acquisition-related expense (benefit), net	—	(501)
Income before special items (non-GAAP)	1,009	2,546
Products and Systems:
Income (loss) from operations (GAAP)	273	(449)
Severance costs	—	—
Income (loss) before special items (non-GAAP)	273	(449)
Corporate and Eliminations:
Loss from operations (GAAP)	(7,069)	(6,715)
Acquisition-related expense (benefit), net	39	81
Loss before special items (non-GAAP)	(7,030)	(6,634)
Total Company
Income from operations (GAAP)	$6,399	$3,250
Bad debt provision for a customer bankruptcy	—	1,200
Severance costs	89	29
Acquisition-related expense (benefit), net	(994)	(544)
Income before special items (non-GAAP)	$5,494	$3,935

Three months
For the three months ended March 31, 2018, income from operations (GAAP) increased $3.1 million, or 97%, compared with the three months ended March 31, 2017, while income before special items (non-GAAP) increased $1.6 million, or 40%. As a percentage of revenues, income before special items increased by 50 basis points to 2.9% in the three months ended March 31, 2018 from 2.4% in the three months ended March 31, 2017.

Operating expenses increased $1.8 million during the three months ended March 31, 2018, driven primarily by additional operating expenses pertaining to Services segment acquisitions of approximately $2.5 million, offset by an $0.4 million favorable impact of acquisition related benefits.

Interest Expense

Interest expense was approximately $1.8 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. The increases were due to increased borrowings on the Company's revolving line of credit attributable primarily to acquisitions completed during 2017.

Income Taxes

The Company’s effective income tax rate was approximately 37% and 24% for the three months ended March 31, 2018 and 2017, respectively. The increase in the income tax rate for the three months ended March 31, 2018 is due to the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act, and foreign tax rates different than the current statutory rate. The effective income tax rate for the three months ended March 31, 2017 was lower than the statutory rate for that period due to discrete items.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended
	March 31, 2018	March 31, 2017
	($ in thousands)
Net cash provided by (used in):
Operating activities	$5,818	$13,413
Investing activities	(4,772)	(8,137)
Financing activities	4,261	2,853
Effect of exchange rate changes on cash	284	309
Net change in cash and cash equivalents	$5,591	$8,438

Cash Flows from Operating Activities

During the three months ended March 31, 2018, cash provided by operating activities was $5.8 million, representing a year-on-year decrease of $7.6 million, or 57%. The decrease was primarily attributable to movements in working capital, including the timing of collections on accounts receivable.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, cash used in investing activities was $4.8 million, compared with $8.1 million in 2017. During the first three months of 2018, we did not have any outflows related to acquisitions, compared with $4.5 million in the comparable prior year quarter. Capital expenditures were $5.3 million for the first quarter of 2018, compared with $3.8 million in the comparable prior year quarter.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2018. The Company borrowed $7.9 million, net, on its Credit Agreement, for working capital needs, offset by $2.1 million payments of debt and capital lease obligations. For the comparable period in 2017, net cash provided by financing activities was $2.9 million. The Company borrowed $10.1 million, net, on its Credit Agreement, of which $6.0 million was used for treasury stock repurchases and $1.4 million was used to reduce the Company's debt and capital lease obligations.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net increase of $0.3 million in each of the first three months of 2018 and 2017.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2017 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and Note 11 - Long-Term Debt to these condensed consolidated financial statements in this Quarterly Report, under the heading “Senior Credit Facility.”

As of March 31, 2018, we had cash and cash equivalents totaling $33.1 million and available borrowing capacity of $79.3 million under our Credit Agreement with borrowings of $164.8 million and $5.9 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2018, we were in compliance with the terms of the Credit Agreement, and we will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2017 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2017 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2017 Annual Report.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

See Note 13 - Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2017 Annual Report, except as disclosed in such Note 13.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2017 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2017 Annual Report.

ITEM 2.                                                Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units. There were no shares of stock acquired during the quarter pursuant to our publicly announced share repurchase plan.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 31, 2018	2,253	$22.58	—	$25,081,657
February 28, 2018	—	$—	—	$25,081,657
March 31, 2018	100	$20.48	—	$25,081,657

(1) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $50.0 million for the purchase of the Company's common stock.

ITEM 3.                                                Defaults Upon Senior Securities

None.

ITEM 4.                                                Mine Safety Disclosures

Not applicable.

ITEM 5.                                                Other Information

None.

ITEM 6.                                                Exhibits

Exhibit No.	Description

10.1	Employment Agreement between the Company and Sotirios J. Vahaviolos, dated February 28, 2018

10.2	Employment Agreement between the Company and Dennis Bertolotti, dated March 13, 2018

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: May 8, 2018