Form 10-Q
period 2018-06-30
Mistras Group, Inc.
filed 2018-08-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☐ Yes  ☒ No

As of August 2, 2018, the registrant had 28,375,935 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$17,530	$27,541
Accounts receivable, net	144,200	138,080
Inventories	11,580	10,503
Prepaid expenses and other current assets	17,995	18,884
Total current assets	191,305	195,008
Property, plant and equipment, net	87,215	87,143
Intangible assets, net	59,171	63,739
Goodwill	199,656	203,438
Deferred income taxes	1,549	1,606
Other assets	5,093	3,507
Total assets	$543,989	$554,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,627	$10,362
Accrued expenses and other current liabilities	63,922	65,561
Current portion of long-term debt	2,225	2,358
Current portion of capital lease obligations	5,294	5,875
Income taxes payable	3,365	6,069
Total current liabilities	89,433	90,225
Long-term debt, net of current portion	150,024	164,520
Obligations under capital leases, net of current portion	8,370	8,738
Deferred income taxes	9,247	8,803
Other long-term liabilities	9,061	11,363
Total liabilities	266,135	283,649
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,373,535 and 28,294,968 shares issued	283	282
Additional paid-in capital	224,634	222,425
Retained earnings	73,624	64,717
Accumulated other comprehensive loss	(20,870)	(16,805)
Total Mistras Group, Inc. stockholders’ equity	277,671	270,619
Non-controlling interests	183	173
Total equity	277,854	270,792
Total liabilities and equity	$543,989	$554,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$191,793	$170,439	$379,423	$333,757
Cost of revenue	131,084	118,825	264,872	233,828
Depreciation	5,626	5,271	11,323	10,433
Gross profit	55,083	46,343	103,228	89,496
Selling, general and administrative expenses	41,267	37,973	80,301	75,273
Research and engineering	913	552	1,669	1,195
Depreciation and amortization	2,965	2,613	5,916	5,116
Acquisition-related expense (benefit), net	(366)	202	(1,360)	(341)
Income from operations	10,304	5,003	16,702	8,253
Interest expense	1,895	1,015	3,686	2,033
Income before provision for income taxes	8,409	3,988	13,016	6,220
Provision for income taxes	2,409	1,770	4,096	2,304
Net income	6,000	2,218	8,920	3,916
Less: net income attributable to non-controlling interests, net of taxes	—	1	12	7
Net income attributable to Mistras Group, Inc.	$6,000	$2,217	$8,908	$3,909
Earnings per common share:
Basic	$0.21	$0.08	$0.31	$0.14
Diluted	$0.20	$0.07	$0.30	$0.13
Weighted average common shares outstanding:
Basic	28,346	28,437	28,325	28,562
Diluted	29,334	29,599	29,349	29,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income	$6,000	$2,218	$8,920	$3,916
Other comprehensive income:
Foreign currency translation adjustments	(5,565)	6,042	(4,065)	7,492
Comprehensive income	435	8,260	4,855	11,408
Less: comprehensive income attributable to non-controlling interest	(4)	3	10	9
Comprehensive income attributable to Mistras Group, Inc.	$439	$8,257	$4,845	$11,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net income	$8,920	$3,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,239	15,549
Deferred income taxes	601	308
Share-based compensation expense	2,829	3,420
Bad debt provision for unexpected customer bankruptcy	—	1,200
Fair value adjustments to contingent consideration	(990)	(632)
Other	536	282
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(8,405)	2,703
Inventories	(1,171)	(815)
Prepaid expenses and other assets	(1,248)	344
Accounts payable	4,475	2,268
Accrued expenses and other liabilities	(78)	(4,749)
Income taxes payable	(2,613)	(822)
Net cash provided by operating activities	20,095	22,972
Cash flows from investing activities
Purchase of property, plant and equipment	(10,963)	(9,789)
Purchase of intangible assets	(265)	(688)
Acquisition of businesses, net of cash acquired	—	(4,500)
Proceeds from sale of equipment	941	759
Net cash used in investing activities	(10,287)	(14,218)
Cash flows from financing activities
Repayment of capital lease obligations	(3,109)	(3,300)
Proceeds from borrowings of long-term debt	1,334	3,784
Repayment of long-term debt	(1,322)	(1,032)
Proceeds from revolver	19,100	30,400
Repayment of revolver	(33,100)	(19,700)
Payment of contingent consideration for business acquisitions	(1,506)	(547)
Purchases of treasury stock	—	(12,000)
Taxes paid related to net share settlement of share-based awards	(654)	(607)
Proceeds from exercise of stock options	—	276
Net cash used in financing activities	(19,257)	(2,726)
Effect of exchange rate changes on cash and cash equivalents	(562)	1,602
Net change in cash and cash equivalents	(10,011)	7,630
Cash and cash equivalents at beginning of period	27,541	19,154
Cash and cash equivalents at end of period	$17,530	$26,784
Supplemental disclosure of cash paid
Interest	$3,456	$2,023
Income taxes	$7,011	$2,463
Noncash investing and financing
Equipment acquired through capital lease obligations	$2,546	$2,199
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

Customers

There were no customers that represented 10% of our revenues for the three and six months ended June 30, 2018. One customer, accounted for 12% of our revenues for the three and six months ended June 30, 2017, primarily generated from the Services segment.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income Taxes

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). This was a complex and significant change to the U.S. corporate tax system. The Company was required to account for certain aspects of the Tax Act in our financial statements for the period ended December 31, 2017, including the impact of the Tax Act on existing deferred tax balances and the one-time transition tax on foreign earnings (the “transition tax”). The Company is applying the guidance in Staff Accounting Bulletin ("SAB 118") in accounting for the enactment date effects of the Tax Act. At December 31, 2017, the Company made a provisional estimate of the transition tax as well as existing deferred balances. As discussed below, the Company has not completed its accounting for the tax effects of the Tax Act as of June 30, 2018. Our financial statements for the period ended June 30, 2018 reflect provisions of the Tax Act effective for periods beginning after December 31, 2017, which include the reduced federal corporate income tax rate from 35% to 21%, adjustments made to executive compensation and meals and entertainment rules, and the inclusion of new categories of income, global intangible low-taxed income (“GILTI”) and foreign derived intangible income (“FDII”).
The Company’s effective income tax rate was approximately 29% and 44% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the income tax rate for the three months ended June 30, 2018 is due to lower U.S. tax rates on our domestic income as well as a higher proportion of global income taxed at comparatively lower U.S. tax rates, offset by the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act, and the impact of discrete items.

The Company’s effective income tax rate was approximately 31% and 37% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the income tax rate for the six months ended June 30, 2018 is due to lower U.S. tax rates on our domestic income as well as a higher proportion of global income taxed at comparatively lower U.S. tax rates, offset by the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act.

As of June 30, 2018, the amounts previously recorded for the Tax Act for the year ended December 31, 2017 remain provisional related to the transition tax and resulting foreign tax credit, and the effect of the change in the federal corporate income tax rate on the deferred tax assets. During the first quarter of 2018, the Company has adjusted the Tax Act impact to the deferred tax asset for executive compensation, decreasing the deferred tax asset by approximately $0.4 million due to a change in estimate of 2018 compensation. These estimates may be adjusted as the Company continues to gather and evaluate data and guidance to refine the impact of the Tax Act. The amounts recorded in 2018 for the Tax Act related to the calculations of the GILTI, FDII, executive compensation and meals and entertainment are the Company’s best estimates based on the current data and guidance available. The Company is continuing to evaluate the state tax conformity to the Tax Act, including the GILTI provisions. Given the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company is continuing to evaluate the effect of the new GILTI tax rules on future U.S. inclusions in taxable income, including the expected impact on our current structure and business. Therefore, although the Company has considered the current effects of GILTI when estimating our annual effective tax rate, we have not made any adjustments related to potential GILTI tax in our deferred taxes and have not made a policy decision regarding whether to record deferred taxes on GILTI.

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

The Company adopted ASU 2014-09 along with the related additional ASU’s on Topic 606 on January 1, 2018, utilizing the cumulative catch-up method. The result of adoption is immaterial to the Company's consolidated financial statements, largely because most of our projects are short-term in nature and billed on a time and material basis. The Company utilized a practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. See Note 2 for the Company's additional required disclosures under Topic 606.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment will provide guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of 2018, which did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This amendment provides guidance concerning which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting. Certain changes to stock awards, notably administrative changes, do not require modification accounting. There are three specific criteria that need to be met in order to prove that modification accounting is not required. ASU 2017-09 is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of 2018, which did not have any impact on the Company's condensed consolidated financial statements and related disclosures.

In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company considers the accounting for the Tax Act to be provisional as of June 30, 2018. The Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date.

2. Revenue

The majority of our revenue is derived from providing services on a time and material basis and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the cumulative catch-up transition method. The adoption of ASC Topic 606 did not impact the Company's condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company provides highly integrated and bundled inspection services to its customers. Some of our contracts have multiple performance obligations, most commonly due to the contract providing both goods and services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.
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

Contract Estimates

The majority of our revenues are short-term in nature. The Company has many Master Service Agreements (MSA’s) that specify an overall frame work and terms of contract when the Company and customers agree upon services or products to be provided. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into long-term contracts, which can range from several months to several years. Revenue on such long-term contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of our project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenue by Category

The following series of tables present our disaggregated revenues:

Revenue by industry was as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Three months ended June 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$95,288	$9,716	$375	$—	$105,379
Aerospace & Defense	13,371	14,086	770	—	28,227
Industrials	16,607	6,942	925	—	24,474
Power generation & Transmission	9,137	2,806	554	—	12,497
Other Process Industries	6,138	2,909	33	—	9,080
Infrastructure, Research & Engineering	3,914	2,552	1,261	—	7,727
Other	3,263	2,100	1,468	(2,422)	4,409
Total	$147,718	$41,111	$5,386	$(2,422)	$191,793

Six months ended June 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$197,036	$17,844	$937	$—	$215,817
Aerospace & Defense	25,828	28,551	1,436	—	55,815
Industrials	28,324	13,342	1,465	—	43,131
Power generation & Transmission	17,038	3,526	2,110	—	22,674
Other Process Industries	11,545	4,699	38	—	16,282
Infrastructure, Research & Engineering	6,094	5,071	1,761	—	12,926
Other	7,448	6,534	3,823	(5,027)	12,778
Total	$293,313	$79,567	$11,570	$(5,027)	$379,423

Revenue per key geographic location was as follows:

Three months ended June 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$122,835	$157	$2,782	$(649)	$125,125
Other Americas	22,676	1,955	278	(743)	24,166
Europe	2,133	37,645	815	(969)	39,624
Asia-Pacific	74	1,354	1,511	(61)	2,878
Total	$147,718	$41,111	$5,386	$(2,422)	$191,793

Six months ended June 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$246,398	$424	$6,040	$(1,746)	$251,116
Other Americas	44,459	3,857	360	(996)	47,680
Europe	2,288	71,845	1,934	(2,195)	73,872
Asia-Pacific	168	3,441	3,236	(90)	6,755
Total	$293,313	$79,567	$11,570	$(5,027)	$379,423

Contract Balances

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the condensed consolidated balance sheet at the end of each reporting period.
Revenue recognized in 2018, that was included in the contract liability balance at the beginning of the year was $3.4 million. Changes in the contract asset and liability balances during the year ended December 31, 2017, were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

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

Stock Options

For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards are fully vested.

No unrecognized compensation costs remained related to stock option awards as of June 30, 2018.

No stock options were granted during the three and six months ended June 30, 2018 and June 30, 2017.

The following table sets forth a summary of the stock option activity, weighted average exercise prices and options outstanding as of June 30, 2018 and June 30, 2017.

	For the six months ended June 30,
	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,130	$13.43	2,167	$13.33
Granted	—	$—	—	$—
Exercised	—	$—	(37)	$7.39
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,130	$13.43	2,130	$13.43

Restricted Stock Unit Awards

For the three months ended June 30, 2018 and June 30, 2017, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.2 million for each respective period.

For the six months ended June 30, 2018 and June 30, 2017, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.0 million and $2.3 million, respectively. As of June 30, 2018, there was $9.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.7 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

During the first six months of 2018 and 2017, the Company granted approximately 10,000 and 9,000 shares, respectively, of fully-vested common stock to its five non-employee directors, as provided for under the Company's non-employee director compensation plan. These shares had grant date fair values of $0.2 million for each respective period, which was recorded as share-based compensation expense during the six months ended June 30, 2018 and June 30, 2017, respectively.

During the first six months of 2018 and 2017, approximately 35,000 and 8,000 restricted stock units vested, respectively. The fair value of these units was $0.7 million and 0.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, non-vested restricted share units is presented below:

	For the six months ended June 30,
	2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	532	$21.05	569	$20.81
Granted	211	$19.20	124	$21.21
Released	(35)	$21.44	(8)	$21.99
Forfeited	(24)	$20.17	(11)	$21.05
Outstanding at end of period:	684	$20.49	674	$20.87

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

A summary of the Company's PRSU activity is presented below:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the six months ended June 30,
	2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	278	$17.00	290	$16.01
Granted	123	$19.46	128	$20.42
Performance condition adjustments	(4)	$19.67	(60)	$20.57
Released	(61)	$15.04	(64)	$14.87
Forfeited	(12)	$16.16	—	$—
Outstanding at end of period:	324	$18.15	294	$17.15

During the six months ended June 30, 2018 and June 30, 2017, the Compensation Committee approved the final calculation of the award metrics for calendar year 2017 and the seven-month transition period ending December 31, 2016, respectively. As a result, the calendar year 2017 PRSUs increased by approximately 4,000 units. There was a decrease of approximately 8,000 units for the six months ended June 30, 2018 based on forecasted results for calendar 2018. These adjustments comprise the performance condition adjustments for the six months ended June 30, 2018 noted above.

For the seven month transition period PRSUs reduced by approximately 3,000 units after the Compensation Committee approval noted above. There also was a reduction of approximately 57,000 units to the awards granted in calendar 2017 based on forecasted results as of June 30, 2017. These adjustments comprise the performance condition adjustments for the six months ended June 30, 2017 noted above.

As of June 30, 2018, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

For the three months ended June 30, 2018 and June 30, 2017, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.5 million for each respective period.
For the six months ended June 30, 2018 and June 30, 2017, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.9 million, respectively. At June 30, 2018, there was $3.2 million of total unrecognized compensation costs related to approximately 324,000 non-vested PRSUs, which are expected to be recognized over a remaining weighted average period of 2.4 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Basic earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$6,000	$2,217	$8,908	$3,909
Denominator:
Weighted average common shares outstanding	28,346	28,437	28,325	28,562
Basic earnings per share	$0.21	$0.08	$0.31	$0.14

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$6,000	$2,217	$8,908	$3,909
Denominator:
Weighted average common shares outstanding	28,346	28,437	28,325	28,562
Dilutive effect of stock options outstanding	660	802	702	841
Dilutive effect of restricted stock units outstanding	328	360	322	351
	29,334	29,599	29,349	29,754
Diluted earnings per share	$0.20	$0.07	$0.30	$0.13

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

5.                                      Acquisitions

During the six months ended June 30, 2018, the Company did not complete any acquisitions.

The assets and liabilities of one of the businesses acquired in 2017 were included in the Company's condensed consolidated balance sheet based upon its estimated fair value on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believed were reasonable. The Company is still in the process of completing its valuation of the assets acquired. The results of operations for this acquisition have been included in the Services segment's results from the date of acquisition. Goodwill of $36.4 million primarily relates to expected synergies and assembled workforce, and is deductible for tax purposes. Other intangible assets, primarily related to customer relationships and covenants not to compete, were $23.8 million.

During the six months ended June 30, 2017, the Company completed one acquisition, located in the U.S., that primarily performs chemical and specialty process services, primarily in the aerospace industry. In this acquisition, the Company acquired the assets of the acquiree in exchange for aggregate consideration of $4.5 million in cash and contingent consideration up to $3.5 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

Dispositions

During the fourth quarter of 2017, the Company began the process of marketing one of its subsidiaries in the Products and Systems segment for sale. The Company determined that the classification of being held for sale has been met as of December 31, 2017. For the three months ended June 30, 2018, this subsidiary represented 0.5% of the Company's consolidated revenues and loss from operations was $0.3 million. For the six months ended June 30, 2018, this subsidiary represented 0.6% of consolidated revenues and loss from operations was $0.2 million. In the aggregate, the assets and liabilities of this subsidiary represents 0.4% and 0.2% of consolidated assets and liabilities, respectively, and are included in their natural classifications on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Due diligence, professional fees and other transaction costs	$(409)	$209	$(370)	$291
Adjustments to fair value of contingent consideration liabilities	43	(7)	(990)	(632)
Acquisition-related expense (benefit), net	$(366)	$202	$(1,360)	$(341)

6.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	June 30, 2018	December 31, 2017

Trade accounts receivable	$147,646	$141,952
Allowance for doubtful accounts	(3,446)	(3,872)
Accounts receivable, net	$144,200	$138,080

The Company had $23.6 million and $14.4 million of unbilled revenues accrued as of June 30, 2018 and December 31, 2017, respectively. Unbilled revenues are generally billed in the subsequent quarter to their revenue recognition.

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2018	December 31, 2017

Land		$2,686	$2,414
Buildings and improvements	30-40	24,705	24,003
Office furniture and equipment	5-8	14,842	14,230
Machinery and equipment	5-7	197,567	191,721
		239,800	232,368
Accumulated depreciation and amortization		(152,585)	(145,225)
Property, plant and equipment, net		$87,215	$87,143

Depreciation expense for the three months ended June 30, 2018 and June 30, 2017 was $6.1 million and $5.6 million, respectively.

Depreciation expense for the six months ended June 30, 2018 and June 30, 2017 was $12.2 million and $11.1 million, respectively.

8.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2017	$165,801	$37,637	$—	$203,438
Goodwill acquired during the period	—	—	—	—
Adjustments to preliminary purchase price allocations	(1,977)	—	—	(1,977)
Foreign currency translation	(716)	(1,089)	—	(1,805)
Balance at June 30, 2018	$163,108	$36,548	$—	$199,656

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2018, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of June 30, 2018 and December 31, 2017 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

9.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2018			December 31, 2017
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Customer relationships	5-14	$112,847	$(60,862)	$51,985	$113,299	$(58,107)	$(170)	$55,022
Software/Technology	3-15	17,267	(14,675)	2,592	19,523	(14,133)	(2,411)	2,979
Covenants not to compete	2-5	12,338	(10,773)	1,565	12,510	(10,438)	—	2,072
Other	2-12	9,971	(6,942)	3,029	10,109	(6,411)	(32)	3,666
Total		$152,423	$(93,252)	$59,171	$155,441	$(89,089)	$(2,613)	$63,739

Amortization expense for the three months ended June 30, 2018 and June 30, 2017 was $2.5 million and $2.3 million, respectively.

Amortization expense for the six months ended June 30, 2018 and June 30, 2017 was $5.0 million and $4.4 million, respectively.

10.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017

Accrued salaries, wages and related employee benefits	$28,930	$27,185
Contingent consideration, current portion	1,669	3,430
Accrued workers’ compensation and health benefits	4,808	5,181
Deferred revenue	5,560	6,338
Legal settlement accrual	—	1,600
Other accrued expenses	22,955	21,827
Total accrued expenses and other current liabilities	$63,922	$65,561

11.                               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2018	December 31, 2017

Senior credit facility	$142,595	$156,948
Notes payable	142	228
Other	9,512	9,702
Total debt	152,249	166,878
Less: Current portion	(2,225)	(2,358)
Long-term debt, net of current portion	$150,024	$164,520

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $250.0 million revolving line of credit, which, under certain circumstances, can be increased to $300.0 million. The Company may

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of December 7, 2022. As of June 30, 2018, the Company had borrowings of $142.6 million and a total of $5.4 million of letters of credit outstanding under the Credit Agreement.

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

The Company was in compliance with the terms of the Credit Agreement as of June 30, 2018, and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 3.45% as of June 30, 2018. Interest expense is recorded in the condensed consolidated statements of income.

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At June 30, 2018, there was approximately $9.5 million outstanding, payable at various times from 2018 to 2029. Monthly payments range from $1 thousand to $18 thousand. Interest rates range from 0.5% to 6.2%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Six months ended June 30,
	2018	2017
Beginning balance	$5,508	$3,094
Acquisitions	—	2,508
Payments	(1,506)	(547)
Accretion of liability	108	148
Revaluation	(1,098)	(780)
Foreign currency translation	(105)	22
Ending balance	$2,907	$4,445

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

The Company’s subsidiary in France has been involved in a dispute with a former owner of a business purchased by the Company’s French subsidiary. The former owner received a judgment in his favor in the amount of $0.4 million for payment of the contingent consideration portion of the purchase price for the business. The Company recorded an accrual for this judgment during 2016. The Company's subsidiary appealed the judgment and the entire judgment was overturned on appeal. The appeal process was completed in July 2018 in the Company's favor, and accordingly, the Company reversed the accrual as of June 30, 2018.

The Company was a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleged that in 2014 Mistras delivered a defective Ultrasonic inspection system and alleged damages of approximately $2.3 million, the amount it paid for the system. In January 2018, the Company agreed to settle this matter for a payment of $1.6 million and the return of the underlying ultrasonic inspection components. A charge for $1.6 million was recorded in 2017 and payment was made in February 2018.

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

Other Potential Contingencies

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs.  Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries may experience a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under ERISA.  Presently, the Company is uncertain when or whether its subsidiary will incur withdrawal liability and is currently evaluating the materiality of a potential withdrawal liability under various scenarios.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of June 30, 2018, total potential acquisition-related contingent consideration ranged from zero to approximately $6.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.0 years of operations. See Note 5 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

14.                               Segment Disclosure

The Company’s three operating segments are:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

•
Services. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT and inspection and engineering services that are used to evaluate the structural integrity and reliability of critical energy, commercial aerospace components, industrial and public infrastructure.

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

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Services	$147,718	$134,043	$293,313	$260,372
International	41,111	33,904	79,567	68,160
Products and Systems	5,386	5,107	11,570	10,657
Corporate and eliminations	(2,422)	(2,615)	(5,027)	(5,432)
	$191,793	$170,439	$379,423	$333,757

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross profit
Services	$40,127	$35,490	$74,837	$65,703
International	12,689	8,828	23,396	19,288
Products and Systems	2,213	1,966	5,103	4,560
Corporate and eliminations	54	59	(108)	(55)
	$55,083	$46,343	$103,228	$89,496

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income (loss) from operations
Services	$16,328	$12,132	$28,603	$19,513
International	2,455	(190)	3,375	2,843
Products and Systems	(656)	(892)	(384)	(1,340)
Corporate and eliminations	(7,823)	(6,047)	(14,892)	(12,763)
	$10,304	$5,003	$16,702	$8,253

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Depreciation and amortization
Services	$5,970	$5,468	$11,941	$10,787
International	2,260	1,888	4,541	3,732
Products and Systems	366	585	729	1,153
Corporate and eliminations	(5)	(57)	28	(123)
	$8,591	$7,884	$17,239	$15,549

	June 30, 2018	December 31, 2017
Intangible assets, net
Services	$44,134	$46,864
International	12,428	13,899
Products and Systems	2,029	2,261
Corporate and eliminations	580	715
	$59,171	$63,739

	June 30, 2018	December 31, 2017
Total assets
Services	$368,912	$377,585
International	148,928	150,779
Products and Systems	12,669	12,733
Corporate and eliminations	13,480	13,344
	$543,989	$554,441

Revenues by geographic area for the three and six months ended June 30, 2018 and 2017, respectively, were as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
United States	$125,125	$119,029	$251,116	$230,560
Other Americas	24,166	17,895	47,680	33,368
Europe	39,624	30,706	73,872	61,366
Asia-Pacific	2,878	2,809	6,755	8,463
	$191,793	$170,439	$379,423	$333,757

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

15. Repurchase of Common Stock

The Company's Board of Directors approved a $50 million stock repurchase plan in 2015. As part of this plan, on August 17, 2016, the Company entered into an agreement with its then CEO, Dr. Sotirios Vahaviolos, to purchase up to 1 million of his shares, commencing in October 2016. Pursuant to the agreement, in general, the Company purchased from Dr. Vahaviolos up to $2 million of shares each month, at a 2% discount to the average daily closing price of the Company's common stock for the preceding month. From the inception of the plan through December 31, 2017, the Company purchased 1,000,000 shares from Dr. Vahaviolos at an average price of $21.92 per share for an aggregate cost of approximately $21.9 million and approximately 146,000 shares in the open market at an average price of $20.48 per share, for an aggregate cost of approximately $3.0 million.

The Company retired all its repurchased shares during the fourth quarter of 2017 and they are not included in common stock issued and outstanding as of June 30, 2018 and December 31, 2017. There were no repurchases of common stock during the six months ended June 30, 2018. As of June 30, 2018, approximately $25.1 million remained available to repurchase shares under the stock repurchase plan.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and six months ended June 30, 2018 and June 30, 2017. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed March 14, 2018 (“2017 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

Overview

We offer our customers “one source for asset protection solutions”® and are a leading global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, commercial aerospace and defense, industrial and public infrastructure. We combine industry-leading products and technologies, expertise in mechanical integrity (MI), Non-Destructive Testing (NDT), Destructive Testing (DT), mechanical and predictive maintenance (PdM) services, process and fixed asset engineering and consulting services, proprietary data analysis and our world class enterprise inspection database management and analysis software, PCMS, to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity management and assessments. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters. Our comprehensive “OneSource” portfolio of customized solutions, utilizing a proven systematic method that creates a closed-loop lifecycle for addressing continuous asset protection and improvement, helps us to deliver value to our customers.

Our operations consist of three reportable segments: Services, International and Products and Systems.

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States, followed by Canada, consisting primarily of NDT and inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, commercial aerospace components, industrial and public infrastructure.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’
facilities, while primarily servicing our aerospace customers at our growing network of state-of-the-art, in-house laboratories.
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

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. During the first half of 2017, market conditions were soft, driven by lower oil prices which caused many of the Company’s oil and gas customers to curtail spending for our services and products. However, during the second half of 2017, market conditions strengthened and continued to improve in the first half of 2018, with oil and gas customer spending patterns rebounding from low prior year levels described above. These improved conditions led to a catch-up from the pent-up demand of deferred work during the Spring of 2018 as well as a healthier level of market activity for projects and turnarounds. We expect that the present range for petroleum prices to persist for the foreseeable future and result in relatively stable oil and gas customer spend for inspection services throughout the remainder of the year. In addition, demand for our services in the aerospace industry are strong and we are focused on expanding our capabilities to service this market.

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)		($ in thousands)
Revenues	$191,793	$170,439	$379,423	$333,757
Gross profit	55,083	46,343	103,228	89,496
Gross profit as a % of Revenue	28.7%	27.2%	27.2%	26.8%
Total operating expenses	44,779	41,340	86,526	81,243
Operating expenses as a % of Revenue	23.3%	24.3%	22.8%	24.3%
Income from operations	10,304	5,003	16,702	8,253
Income from Operations as a % of Revenue	5.4%	2.9%	4.4%	2.5%
Interest expense	1,895	1,015	3,686	2,033
Income before provision for income taxes	8,409	3,988	13,016	6,220
Provision for income taxes	2,409	1,770	4,096	2,304
Net income	6,000	2,218	8,920	3,916
Less: net income attributable to non-controlling interests, net of taxes	—	1	12	7
Net income attributable to Mistras Group, Inc.	$6,000	$2,217	$8,908	$3,909

Note About Non-GAAP Measures

In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other related costs, which includes items such as severance and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

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

Revenue

Revenues for the three months ended June 30, 2018 were $191.8 million, an increase of $21.4 million, or 13%, compared with the three months ended June 30, 2017. Revenues for the six months ended June 30, 2018 were $379.4 million, an increase of $45.7 million, or 14%, compared with the six months ended June 30, 2017.

Revenues by segment for the three and six months ended June 30, 2018 and June 30, 2017 were as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)		($ in thousands)
Revenues
Services	$147,718	$134,043	$293,313	$260,372
International	41,111	33,904	79,567	68,160
Products and Systems	5,386	5,107	11,570	10,657
Corporate and eliminations	(2,422)	(2,615)	(5,027)	(5,432)
	$191,793	$170,439	$379,423	$333,757

Three Months

In the three months ended June 30, 2018, total revenues increased 13% due to a combination of mid-single digit acquisition growth, mid-single digit organic growth and low-single digit favorable impact of foreign exchange rates. Services segment revenues increased 10%, driven by high-single digit acquisition growth and low-single digit organic growth. International segment revenues increased 21%, driven by double digit organic growth and mid-single digit favorable impact of foreign exchange rates. Products and Systems segment revenues increased by 6% driven by higher sales volume.

Oil and gas customer revenues comprised approximately 55% and 57% of total revenues for the three months ended June 30, 2018 and 2017, respectively. Aerospace and defense customer revenues comprised approximately 15% and 13% of total revenues for the three months ended June 30, 2018 and 2017, respectively. The Company’s top ten customers comprised approximately 35% of total revenues for the three months ended June 30, 2018, as compared to 40% for the three months ended June 30, 2017. One customer, BP plc., accounted for approximately 12% of total revenues for the three months ended June 30, 2017.

Six months

In the six months ended June 30, 2018, total revenues increased 14% due to a combination of mid-single digit acquisition growth, mid-single digit organic growth and low-single digit favorable impact of foreign exchange rates. Services segment revenues increased 13%, driven by high-single digit acquisition growth and mid-single digit organic growth. International segment revenues increased 17%, driven by high-single digit organic growth and a double digit favorable impact of foreign exchange rates. Products and Systems segment revenues increased by 9% driven by higher sales volume.

Oil and gas customer revenues comprised approximately 57% and 58% of total revenues for the six months ended June 30, 2018 and 2017, respectively. Aerospace and defense customer revenues comprised approximately 15% and 13% of total revenues for the six months ended June 30, 2018 and 2017, respectively. The Company’s top ten customers comprised approximately 37% of total revenues for the six months ended June 30, 2018, as compared to 41% for the six months ended June 30, 2017. One customer, BP plc., accounted for approximately 12% of total revenues for the six months ended June 30, 2017.

Gross Profit

Gross profit increased by $8.7 million, or 19%, in the three months ended June 30, 2018, on a sales increase of 13%. Gross profit increased by $13.7 million, or 15%, in the six months ended June 30, 2018, on a sales increase of 14%.

Gross profit by segment for the three and six months ended June 30, 2018 and June 30, 2017 was as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)		($ in thousands)
Gross profit
Services	$40,127	$35,490	$74,837	$65,703
% of segment revenue	27.2%	26.5%	25.5%	25.2%
International	12,689	8,828	23,396	19,288
% of segment revenue	30.9%	26.0%	29.4%	28.3%
Products and Systems	2,213	1,966	5,103	4,560
% of segment revenue	41.1%	38.5%	44.1%	42.8%
Corporate and eliminations	54	59	(108)	(55)
	$55,083	$46,343	$103,228	$89,496
% of total revenue	28.7%	27.2%	27.2%	26.8%

Three months

Gross profit margin was 28.7% and 27.2% for the three month periods ended June 30, 2018 and 2017, respectively. Services segment gross profit margins had a year-on-year increase of 70 basis points to 27.2% in the three months ended June 30, 2018, which reflected increased sales volume and an improved sales mix. International segment gross margins had a year-on-year increase of 490 basis points to 30.9% in the three months ended June 30, 2018. This increase was primarily driven by higher utilization of technical labor and overhead as well as a more favorable sales mix. Products and Systems segment gross margin had a year-on-year increase of 260 basis points to 41.1% in the three months ended June 30, 2018. This increase was primarily driven by a more favorable sales mix.

Six months

Gross profit margin was 27.2% and 26.8% for the six month periods ended June 30, 2018 and 2017, respectively. Services segment gross profit margins had a year-on-year increase of 30 basis points to 25.5% in the six months ended June 30, 2018, which reflected increased sales volume. International segment gross margins had a year-on-year increase of 110 basis points to 29.4% in the six months ended June 30, 2018. This increase was primarily driven by higher utilization of technical labor and overhead. Products and Systems segment gross margin had a year-on-year increase of 130 basis points to 44.1% in the six months ended June 30, 2018. This increase was primarily driven by a more favorable sales mix.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in thousands)		($ in thousands)
Services:
Income from operations (GAAP)	$16,328	$12,132	$28,603	$19,513
Bad debt provision for a customer bankruptcy	—	—	—	1,200
Reorganization and other related costs	—	437	—	453
Acquisition-related expense (benefit), net	43	201	(990)	78
Income before special items (non-GAAP)	16,371	12,770	27,613	21,244
International:
Income (loss) from operations (GAAP)	2,455	(190)	3,375	2,843
Reorganization and other related costs	492	63	581	76
Acquisition-related expense (benefit), net	(409)	—	(409)	(501)
Income (loss) before special items (non-GAAP)	2,538	(127)	3,547	2,418
Products and Systems:
Loss from operations (GAAP)	(656)	(892)	(384)	(1,340)
Reorganization and other related costs	29	—	29	—
Loss before special items (non-GAAP)	(627)	(892)	(355)	(1,340)
Corporate and Eliminations:
Loss from operations (GAAP)	(7,823)	(6,047)	(14,892)	(12,763)
Acquisition-related expense (benefit), net	—	1	39	82
Loss before special items (non-GAAP)	(7,823)	(6,046)	(14,853)	(12,681)
Total Company
Income from operations (GAAP)	$10,304	$5,003	$16,702	$8,253
Bad debt provision for a customer bankruptcy	—	—	—	1,200
Reorganization and other related costs	521	500	610	529
Acquisition-related expense (benefit), net	(366)	202	(1,360)	(341)
Income before special items (non-GAAP)	$10,459	$5,705	$15,952	$9,641

Three months
For the three months ended June 30, 2018, income from operations (GAAP) increased $5.3 million, or 106%, compared with the three months ended June 30, 2017, while income before special items (non-GAAP) increased $4.8 million, or 83%. As a percentage of revenues, income before special items increased by 220 basis points to 5.5% in the three months ended June 30, 2018 from 3.3% in the three months ended June 30, 2017.

Operating expenses, as a percentage of revenue, decreased to 23% for the three months ended June 30, 2018 from 24% for the three months ended June 30, 2017. Operating expenses increased $3.4 million during the three months ended June 30, 2018, driven primarily by additional sales volume, operating expenses pertaining to Services segment acquisitions of approximately $1.9 million and management initiatives.

Six months

For the six months ended June 30, 2018, income from operations (GAAP) increased $8.4 million, or 102%, compared with the six months ended June 30, 2017, while income before special items (non-GAAP) increased $6.3 million, or 65%. As a percentage of revenues, income before special items increased by 130 basis points to 4.2% in the six months ended June 30, 2018 from 2.9% in the six months ended June 30, 2017.

Operating expenses, as a percentage of revenue, decreased to 23% for the six months ended June 30, 2018 from 24% for the six months ended June 30, 2017. Operating expenses increased $5.3 million during the six months ended June 30, 2018, driven primarily by increased sales volume, additional operating expenses pertaining to Services segment acquisitions of approximately $4.4 million and management initiatives.

Interest Expense

Interest expense was approximately $1.9 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense was approximately $3.7 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. The increases were due to borrowings on the Company's revolving line of credit attributable primarily to acquisitions completed during 2017, and to a lesser extent, from an increase in the base borrowing rate.

Income Taxes

The Company’s effective income tax rate was approximately 29% and 44% for the three months ended June 30, 2018 and 2017, respectively. The Company's effective income tax rate was approximately 31% and 37% for the six months ended June 30, 2018 and 2017. The decrease in the income tax rate for these respective periods is due to lower US tax rates on our domestic income as well as a higher proportion of global income taxed at comparatively lower US tax rates, partially offset by the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended
	June 30, 2018	June 30, 2017
	($ in thousands)
Net cash provided by (used in):
Operating activities	$20,095	$22,972
Investing activities	(10,287)	(14,218)
Financing activities	(19,257)	(2,726)
Effect of exchange rate changes on cash	(562)	1,602
Net change in cash and cash equivalents	$(10,011)	$7,630

Cash Flows from Operating Activities

During the six months ended June 30, 2018, cash provided by operating activities was $20.1 million, representing a year-on-year decrease of $2.9 million, or 13%. The decrease was primarily attributable to movements in working capital, including the timing of collections on accounts receivable, offset by the increase in net income for these respective periods.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $10.3 million, compared with $14.2 million in 2017. During the first six months of 2018, we did not have any outflows related to acquisitions, compared with $4.5 million in the comparable six month period. Capital expenditures were $11.2 million for the first half of 2018, compared with $10.5 million in the comparable 2017 period.

Cash Flows from Financing Activities

Net cash used by financing activities was $19.3 million for the six months ended June 30, 2018. The Company paid down $14.0 million, net, on its Credit Agreement as well as $3.1 million payments of debt and capital lease obligations. For the comparable period in 2017, net cash used by financing activities was $2.7 million. The Company borrowed $10.7 million, net, on its Credit Agreement, to purchase $12.0 million of treasury stock and $4.5 million to fund an acquisition.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net decrease of $0.6 million in the first six months of 2018, compared to a $1.6 million increase for the first six months of 2017.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2017 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and in Note 11 - Long-Term Debt to these condensed consolidated financial statements in this Quarterly Report, under the heading “Senior Credit Facility.”

As of June 30, 2018, we had cash and cash equivalents totaling $17.5 million and available borrowing capacity of $102.0 million under our Credit Agreement with borrowings of $142.6 million and $5.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

We were in compliance with the terms of the Credit Agreement as of June 30, 2018 and will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2017 Annual Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 30, 2018	8,095	$19.63	—	$25,081,657
May 31, 2018	23,301	$19.25	—	$25,081,657
June 30, 2018	203	$19.28	—	$25,081,657

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

Date: August 7, 2018