Form 10-Q
period 2018-09-30
Mistras Group, Inc.
filed 2018-11-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
☐ Yes  ☒ No

As of November 2, 2018, the registrant had 28,543,235 shares of common stock outstanding.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4	Controls and Procedures	31

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1.A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Mine Safety Disclosures	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	33

SIGNATURES		34

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$17,073	$27,541
Accounts receivable, net	155,615	138,080
Inventories	11,133	10,503
Prepaid expenses and other current assets	15,613	18,884
Total current assets	199,434	195,008
Property, plant and equipment, net	86,410	87,143
Intangible assets, net	56,515	63,739
Goodwill	199,625	203,438
Deferred income taxes	1,534	1,606
Other assets	4,630	3,507
Total assets	$548,148	$554,441
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,937	$10,362
Accrued expenses and other current liabilities	73,425	65,561
Current portion of long-term debt	2,225	2,358
Current portion of capital lease obligations	5,085	5,875
Income taxes payable	1,536	6,069
Total current liabilities	95,208	90,225
Long-term debt, net of current portion	147,926	164,520
Obligations under capital leases, net of current portion	8,426	8,738
Deferred income taxes	11,827	8,803
Other long-term liabilities	6,482	11,363
Total liabilities	269,869	283,649
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,496,445 and 28,294,968 shares issued	284	282
Additional paid-in capital	226,054	222,425
Retained earnings	72,614	64,717
Accumulated other comprehensive loss	(20,856)	(16,805)
Total Mistras Group, Inc. stockholders’ equity	278,096	270,619
Non-controlling interests	183	173
Total equity	278,279	270,792
Total liabilities and equity	$548,148	$554,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$182,169	$179,570	$561,592	$513,326
Cost of revenue	124,260	126,316	389,131	360,144
Depreciation	5,577	5,357	16,902	15,790
Gross profit	52,332	47,897	155,559	137,392
Selling, general and administrative expenses	41,931	38,217	122,232	113,491
Impairment charges	—	15,810	—	15,810
Pension withdrawal expense	5,886	—	5,886	—
Gain on sale of subsidiary	(2,384)	—	(2,384)	—
Research and engineering	745	555	2,414	1,749
Depreciation and amortization	2,920	2,738	8,834	7,854
Litigation expenses	—	1,200	—	1,200
Acquisition-related expense (benefit), net	217	(248)	(1,143)	(589)
Income (loss) from operations	3,017	(10,375)	19,720	(2,123)
Interest expense	1,894	1,081	5,581	3,114
Income (loss) before provision (benefit) for income taxes	1,123	(11,456)	14,139	(5,237)
Provision (benefit) for income taxes	2,133	(4,503)	6,229	(2,199)
Net (loss) income	(1,010)	(6,953)	7,910	(3,038)
Less: net income attributable to non-controlling interests, net of taxes	1	15	13	21
Net (loss) income attributable to Mistras Group, Inc.	$(1,011)	$(6,968)	$7,897	$(3,059)
Earnings (loss) per common share:
Basic	$(0.04)	$(0.25)	$0.28	$(0.11)
Diluted	$(0.04)	$(0.25)	$0.27	$(0.11)
Weighted average common shares outstanding:
Basic	28,429	28,274	28,360	28,465
Diluted	28,429	28,274	29,447	28,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net (loss) income	$(1,010)	$(6,953)	$7,910	$(3,038)
Other comprehensive income:
Foreign currency translation adjustments	14	4,443	(4,051)	11,935
Comprehensive (loss) income	(996)	(2,510)	3,859	8,897
Less: comprehensive income attributable to non-controlling interest	—	16	10	25
Comprehensive (loss) income attributable to Mistras Group, Inc.	$(996)	$(2,526)	$3,849	$8,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities
Net income (loss)	$7,910	$(3,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,736	23,644
Impairment charges	—	15,810
Deferred income taxes	3,188	(4,755)
Share-based compensation expense	4,760	5,179
Bad debt provision for unexpected customer bankruptcy	—	1,200
Fair value adjustments to contingent consideration	(808)	(880)
Gain on sale of subsidiary	(2,384)	—
Other	825	226
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(20,258)	(4,017)
Inventories	(1,746)	(838)
Prepaid expenses and other assets	918	995
Accounts payable	3,019	1,466
Accrued expenses and other liabilities	7,456	668
Income taxes payable	(4,432)	(434)
Net cash provided by operating activities	24,184	35,226
Cash flows from investing activities
Purchase of property, plant and equipment	(15,386)	(14,413)
Purchase of intangible assets	(385)	(941)
Acquisition of businesses, net of cash acquired	—	(8,356)
Disposition of businesses, net of cash sold	4,800	—
Proceeds from sale of equipment	1,140	1,194
Net cash used in investing activities	(9,831)	(22,516)
Cash flows from financing activities
Repayment of capital lease obligations	(4,464)	(4,878)
Proceeds from borrowings of long-term debt	1,743	5,599
Repayment of long-term debt	(1,857)	(1,638)
Proceeds from revolver	28,076	38,400
Repayment of revolver	(43,990)	(26,900)
Payment of contingent consideration for business acquisitions	(2,282)	(554)
Purchases of treasury stock	—	(15,923)
Taxes paid related to net share settlement of share-based awards	(1,404)	(1,497)
Proceeds from exercise of stock options	273	277
Net cash used in financing activities	(23,905)	(7,114)
Effect of exchange rate changes on cash and cash equivalents	(916)	2,113
Net change in cash and cash equivalents	(10,468)	7,709
Cash and cash equivalents at beginning of period	27,541	19,154
Cash and cash equivalents at end of period	$17,073	$26,863
Supplemental disclosure of cash paid
Interest	$5,418	$3,031
Income taxes	$9,658	$2,868
Noncash investing and financing
Equipment acquired through capital lease obligations	$3,850	$2,824
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

Customers

There were no customers that represented 10% of our revenues for the three and nine months ended September 30, 2018. One customer accounted for 10% and 11% of our revenues for the three and nine months ended September 30, 2017, respectively, primarily generated from the Services segment.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income Taxes

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). This was a complex and significant change to the U.S. corporate tax system. The Company was required to account for certain aspects of the Tax Act in its financial statements for the period ended December 31, 2017, including the impact of the Tax Act on existing deferred tax balances and the one-time transition tax on foreign earnings (the “transition tax”). The Company is applying the guidance in Staff Accounting Bulletin (“SAB 118”) in accounting for the enactment date effects of the Tax Act. At December 31, 2017, the Company made a provisional estimate of the transition tax as well as existing deferred balances. As discussed below, we updated certain provisional amounts in consideration of recent guidance and additional information related to the transition tax and the effect of the change in the federal corporate rate on our deferred tax assets. The Company's financial statements for the period ended September 30, 2018 also reflect provisions of the Tax Act effective for periods beginning after December 31, 2017, which includes the reduced federal corporate tax rate from 35% to 21%, adjustments made to executive compensation and meals and entertainment rules, and the inclusion of new categories of income, global intangible low-taxes income (“GILTI”) and foreign derived intangible income (“FDII”).
The Company’s effective income tax rate was approximately 190% and 39% for the three months ended September 30, 2018 and 2017, respectively. The increase in the income tax rate for the three months ended September 30, 2018 is primarily due to the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act, and the impact of discrete items described below, which include updating the provisional amounts related to the Tax Act and recording a liability as the result of an ongoing IRS income tax examination.

The Company’s effective income tax rate was approximately 44% and 42% for the nine months ended September 30, 2018 and 2017, respectively. The increase in the income tax rate for the nine months ended September 30, 2018 is due to the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act, and the impact of discrete items described below, which include updating the provisional amounts related to the Tax Act and recording a liability as the result of an ongoing IRS income tax examination, offset by lower U.S. tax rates on our domestic income.

For the three months ended September 30, 2018, the Company recorded a $1.3 million tax expense, which resulted in a 111% increase in the effective tax rate for this quarter, as an adjustment to certain provisional amounts previously recorded for the Tax Act in consideration of recent guidance and additional information related to the transition tax and the effect of the change in the federal corporate rate on our deferred tax assets. During the first quarter of 2018, the Company has adjusted the Tax Act impact to the deferred tax asset for executive compensation, decreasing the deferred tax asset by approximately $0.4 million due to a change in estimate of 2018 compensation. The Company is continuing to evaluate the state tax impacts of the Tax Act on the period ending December 31, 2017. The amounts recorded in 2018 for the Tax Act related to the calculations of the GILTI, FDII, executive compensation and meals and entertainment are the Company’s best estimates based on the current data and guidance available. The Company is continuing to evaluate the state tax conformity to the Tax Act, including the GILTI provisions. Given the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. Generally Accepted Accounting Principles ("US GAAP" or "GAAP"), the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company is continuing to evaluate the effect of the new GILTI tax rules on future U.S. inclusions in taxable income, including the expected impact on our current structure and business. Therefore, although the Company has considered the current effects of GILTI when estimating our annual effective tax rate, it has not made any adjustments related to potential GILTI tax in our deferred taxes and has not made a policy decision regarding whether to record deferred taxes on GILTI.

Mistras and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions. The Company believes adequate provision has been made for all income tax uncertainties. The Company is routinely audited by taxing authorities in its filing jurisdictions, and a number of these audits are currently underway. As of September 30, 2018, the Company recorded a liability of $0.4 million as the result of an ongoing IRS income tax examination, which resulted in a 32% increase in the effective tax rate for this quarter. The Company believes that this matter will be resolved within the next twelve months.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 832), Targeted Improvements. The amendments in this update provide an optional transition method to the modified retrospective method that was part of the initial ASC 842 guidance. The optional transition method allows entities to apply the leasing standard as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings for all prior year/comparative period requirements for calendar year 2017 and 2018. The Company plans to adopt this transition method as of January 1, 2019 when ASC 842 becomes effective for the Company.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of 2018, which did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As of September 30, 2018, the Company made adjustments to certain provisional amounts previously recorded for the Tax Act. Please see Income Taxes above in Note 1 for more details. The Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date.

2. Revenue

The majority of the Company's revenues are derived from providing services on a time and material basis and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the cumulative catch-up transition method. The adoption of ASC Topic 606 did not impact the Company's condensed consolidated financial statements.
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

Contract Estimates

The majority of our revenues are short-term in nature. The Company has many Master Service Agreements (MSAs) that specify an overall framework and terms of contract when the Company and customers agree upon services or products to be provided. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided.

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

Revenue by Category

The following series of tables present our disaggregated revenues:

Revenue by industry was as follows:

Three months ended September 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$90,584	$8,843	$115	$—	$99,542
Aerospace & Defense	12,287	13,117	400	—	25,804
Industrials	17,523	6,080	1,191	—	24,794
Power generation & Transmission	6,341	3,202	1,334	—	10,877
Other Process Industries	6,677	1,650	11	—	8,338
Infrastructure, Research & Engineering	2,629	1,777	1,576	—	5,982
Other	5,299	2,002	1,089	(1,558)	6,832
Total	$141,340	$36,671	$5,716	$(1,558)	$182,169

Nine months ended September 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$287,620	$27,512	$1,052	$—	$316,184
Aerospace & Defense	38,115	42,468	1,836	—	82,419
Industrials	45,847	20,298	2,656	—	68,801
Power generation & Transmission	23,378	6,728	3,444	—	33,550
Other Process Industries	18,222	6,349	49	—	24,620
Infrastructure, Research & Engineering	8,723	6,848	3,337	—	18,908
Other	12,748	6,035	4,912	(6,585)	17,110
Total	$434,653	$116,238	$17,286	$(6,585)	$561,592

Revenue per key geographic location was as follows:

Three months ended September 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$118,415	$82	$2,806	$(849)	$120,454
Other Americas	21,712	1,894	192	(141)	23,657
Europe	748	33,654	1,184	(557)	35,029
Asia-Pacific	465	1,041	1,534	(11)	3,029
Total	$141,340	$36,671	$5,716	$(1,558)	$182,169

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine months ended September 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$364,813	$506	$8,846	$(2,595)	$371,570
Other Americas	66,170	5,751	552	(1,138)	71,335
Europe	3,037	105,499	3,118	(2,752)	108,902
Asia-Pacific	633	4,482	4,770	(100)	9,785
Total	$434,653	$116,238	$17,286	$(6,585)	$561,592

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
Revenue recognized in 2018, that was included in the contract liability balance at the beginning of the year was $4.5 million. Changes in the contract asset and liability balances during the year ended December 31, 2017, were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

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

Stock Options

For the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards are fully vested.

No unrecognized compensation costs remained related to stock option awards as of September 30, 2018.

No stock options were granted during the three and nine months ended September 30, 2018 and September 30, 2017.

The following table sets forth a summary of the stock option activity, weighted average exercise prices and options outstanding as of September 30, 2018 and September 30, 2017.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the nine months ended September 30,
	2018		2017
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,130	$13.43	2,167	$13.33
Granted	—	$—	—	$—
Exercised	(25)	$10.75	(37)	$7.39
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,105	$13.47	2,130	$13.43

Restricted Stock Unit Awards

For the three months ended September 30, 2018 and September 30, 2017, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.3 million and $1.1 million, respectively.

For the nine months ended September 30, 2018 and September 30, 2017, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.3 million and $3.4 million, respectively. As of September 30, 2018, there was $7.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.5 years.

During the first nine months of 2018 and 2017, the Company granted approximately 19,000 and 21,000 shares, respectively, of fully-vested common stock to its five non-employee directors, as provided for under the Company's non-employee director compensation plan. These shares had grant date fair values of $0.4 million for each respective period, which was recorded as share-based compensation expense during the nine months ended September 30, 2018 and September 30, 2017, respectively.

During the first nine months of 2018 and 2017, approximately 158,000 and 175,000 restricted stock units vested, respectively. The fair value of these units was $3.4 million and $3.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's outstanding, non-vested restricted share units is presented below:

	For the nine months ended September 30,
	2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	532	$21.05	569	$20.81
Granted	211	$19.20	124	$21.21
Released	(158)	$20.66	(175)	$20.61
Forfeited	(34)	$20.36	(30)	$21.21
Outstanding at end of period:	551	$20.37	488	$20.97

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

A summary of the Company's PRSU activity is presented below:

	For the nine months ended September 30,
	2018		2017
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	278	$17.00	290	$16.01
Granted	123	$19.46	128	$20.42
Performance condition adjustments	(28)	$19.49	(67)	$20.55
Released	(61)	$15.04	(64)	$14.87
Forfeited	(12)	$16.16	—	$—
Outstanding at end of period:	300	$18.05	287	$17.07

During the nine months ended September 30, 2018 and September 30, 2017, the Compensation Committee approved the final calculation of the award metrics for calendar year 2017 and the seven-month transition period ending December 31, 2016, respectively. As a result, the calendar year 2017 PRSUs increased by approximately 4,000 units. There was a decrease of approximately 32,000 units for the nine months ended September 30, 2018 based on forecasted results for calendar 2018. These adjustments comprise the performance condition adjustments for the nine months ended September 30, 2018 noted above.

For the seven month transition period PRSUs reduced by approximately 3,000 units after the Compensation Committee approval noted above. There also was a reduction of approximately 64,000 units to the awards granted in calendar 2017 based on forecasted results as of September 30, 2017. These adjustments comprise the performance condition adjustments for the nine months ended September 30, 2017 noted above.

As of September 30, 2018, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

For the three months ended September 30, 2018 and September 30, 2017, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.4 million for both respective periods.
For the nine months ended September 30, 2018 and September 30, 2017, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $1.0 million and $1.3 million, respectively. At September 30, 2018, there was $2.5 million of total unrecognized compensation costs related to approximately 300,000 non-vested PRSUs, which are expected to be recognized over a remaining weighted average period of 2.2 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018	September 30, 2017

Basic earnings per share:
Numerator:
Net (loss) income attributable to Mistras Group, Inc.	$(1,011)		$(6,968)		$7,897	$(3,059)
Denominator:
Weighted average common shares outstanding	28,429		28,274		28,360	28,465
Basic earnings per share	$(0.04)		$(0.25)		$0.28	$(0.11)

Diluted earnings per share:
Numerator:
Net (loss) income attributable to Mistras Group, Inc.	$(1,011)		$(6,968)		$7,897	$(3,059)
Denominator:
Weighted average common shares outstanding	28,429		28,274		28,360	28,465
Dilutive effect of stock options outstanding	n/a	(1)	n/a	(1)	739	n/a	(1)
Dilutive effect of restricted stock units outstanding	n/a	(2)	n/a	(2)	348	n/a	(2)
	28,429		28,274		29,447	28,465
Diluted earnings per share	$(0.04)		$(0.25)		$0.27	$(0.11)

(1) - For the three months ended September 30, 2018, 805 shares were excluded from the calculation of diluted EPS due to the net loss for the period. For the three and nine months ended September 30, 2017, 716 and 802 shares, respectively, were excluded from the calculation of diluted EPS due to the net loss for the respective periods.

(2) - For the three months ended September 30, 2018, 364 shares were excluded from the calculation of diluted EPS due to the net loss for the period. For the three and nine months ended September 30, 2017, 308 and 337 shares, respectively, were excluded from the calculation of diluted EPS due to the net loss for the respective periods.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

5.                                      Acquisitions

During the nine months ended September 30, 2018, the Company did not complete any acquisitions.

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

During the nine months ended September 30, 2017, the Company completed two acquisitions, one that performs mechanical services at height, located in Canada, and a company located in the U.S. that primarily performs chemical and specialty process services, primarily in the aerospace industry. In these acquisitions, the Company acquired the assets of one of the acquirees and all of the equity interests of the other acquiree in exchange for aggregate consideration of $8.5 million in cash and contingent consideration up to $5.9 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date and $1.6 million for working capital adjustments, which were finalized in 2018. The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations.

Dispositions

During the fourth quarter of 2017, the Company began the process of marketing one of its subsidiaries in the Products and Systems segment for sale. During the third quarter of 2018, substantially all of the assets and liabilities of the aforementioned subsidiary were sold for approximately $4.3 million, inclusive of a $0.5 million post-closing adjustment. For the nine months ended September 30, 2018, the Company recognized a gain of approximately $2.4 million related to the sale, which is included in its own line on the condensed consolidated income statement. The sale also included a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million. The agreement is based on third party pricing and the Company's planned purchase requirements over the next three years to meet the minimum purchases, and as a result, the Company concluded that the timing of the gain was appropriate for the three months ended September 30, 2018.

The Company determined that the classification of being held for sale had been met as of December 31, 2017. For the three months ended September 30, 2018, this subsidiary represented 0.1% of the Company's consolidated revenues and loss from operations was $0.2 million. For the nine months ended September 30, 2018, this subsidiary represented 0.4% of consolidated revenues and loss from operations was $0.4 million. In the aggregate, the assets and liabilities of this subsidiary represents 0.4% and 0.2% of consolidated assets and liabilities, respectively, and are included in their natural classifications on the condensed consolidated balance sheet as of December 31, 2017.

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Due diligence, professional fees and other transaction costs	$35	$—	$(334)	$291
Adjustments to fair value of contingent consideration liabilities	182	(248)	(809)	(880)
Acquisition-related expense (benefit), net	$217	$(248)	$(1,143)	$(589)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

6.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017

Trade accounts receivable	$159,206	$141,952
Allowance for doubtful accounts	(3,591)	(3,872)
Accounts receivable, net	$155,615	$138,080

The Company had $28.8 million and $14.4 million of unbilled revenues accrued as of September 30, 2018 and December 31, 2017, respectively. Unbilled revenues are generally billed in the subsequent quarter to their revenue recognition.

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2018	December 31, 2017

Land		$2,684	$2,414
Buildings and improvements	30-40	24,525	24,003
Office furniture and equipment	5-8	15,208	14,230
Machinery and equipment	5-7	200,875	191,721
		243,292	232,368
Accumulated depreciation and amortization		(156,882)	(145,225)
Property, plant and equipment, net		$86,410	$87,143

Depreciation expense for the three months ended September 30, 2018 and September 30, 2017 was $6.0 million and $5.7 million, respectively.

Depreciation expense for the nine months ended September 30, 2018 and September 30, 2017 was $18.2 million and $16.8 million, respectively.

8.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2017	$165,801	$37,637	$—	$203,438
Goodwill acquired during the period	—	—	—	—
Adjustments to preliminary purchase price allocations	(1,977)	—	—	(1,977)
Foreign currency translation	(438)	(1,398)	—	(1,836)
Balance at September 30, 2018	$163,386	$36,239	$—	$199,625

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2018, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of September 30, 2018 and December 31, 2017 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

9.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2018			December 31, 2017
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Customer relationships	5-14	$110,202	$(59,875)	$50,327	$113,299	$(58,107)	$(170)	$55,022
Software/Technology	3-15	14,866	(12,797)	2,069	19,523	(14,133)	(2,411)	2,979
Covenants not to compete	2-5	12,080	(10,689)	1,391	12,510	(10,438)	—	2,072
Other	2-12	8,724	(5,996)	2,728	10,109	(6,411)	(32)	3,666
Total		$145,872	$(89,357)	$56,515	$155,441	$(89,089)	$(2,613)	$63,739

Amortization expense for the three months ended September 30, 2018 and September 30, 2017 was $2.5 million and $2.4 million, respectively.

Amortization expense for the nine months ended September 30, 2018 and September 30, 2017 was $7.5 million and $6.8 million, respectively.

10.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017

Accrued salaries, wages and related employee benefits	$31,428	$27,185
Contingent consideration, current portion	1,637	3,430
Accrued workers’ compensation and health benefits	4,955	5,181
Deferred revenue	4,783	6,338
Legal settlement accrual	—	1,600
Pension accrual	5,886	—
Other accrued expenses	24,736	21,827
Total accrued expenses and other current liabilities	$73,425	$65,561

11.                               Long-Term Debt

Long-term debt consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	September 30, 2018	December 31, 2017

Senior credit facility	$140,684	$156,948
Notes payable	72	228
Other	9,395	9,702
Total debt	150,151	166,878
Less: Current portion	(2,225)	(2,358)
Long-term debt, net of current portion	$147,926	$164,520

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $250.0 million revolving line of credit, which, under certain circumstances, can be increased to $300.0 million. The Company may borrow up to $30.0 million in non-U.S. Dollar currencies and use up to $10.0 million of the credit limit for the issuance of letters of credit. The Credit Agreement has a maturity date of December 7, 2022. As of September 30, 2018, the Company had borrowings of $140.7 million and a total of $5.4 million of letters of credit outstanding under the Credit Agreement.

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is defined as the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus (h) certain amounts of EBITDA of acquired business for the prior twelve months, plus (i) certain expenses related to the closing of the Credit Agreement, plus (j) non-cash expenses which do not (in the current or any future period) represent a cash item (excluding non-cash gains which increase net income), plus (k) non-recurring charges (not to exceed $5.0 million in the four consecutive fiscal quarters immediately preceding the date of determination) for items such as severance, lease termination charges, asset write-offs and litigation settlements paid during the period, all determined for the period of four consecutive fiscal quarters immediately preceding the date of determination. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 0.5 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 2.75 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company and is guaranteed by some of our subsidiaries.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company was in compliance with the terms of the Credit Agreement as of September 30, 2018, and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition and bear interest at the prime rate for the Bank of Canada, currently 3.7% as of September 30, 2018. Interest expense is recorded in the condensed consolidated statements of income.

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At September 30, 2018, there was approximately $9.4 million outstanding, payable at various times from 2018 to 2029. Monthly payments range from $1 thousand to $18 thousand. Interest rates range from 0.5% to 6.2%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Nine months ended September 30,
	2018	2017
Beginning balance	$5,508	$3,094
Acquisitions	—	4,126
Payments	(2,282)	(554)
Accretion of liability	149	198
Revaluation	(957)	(1,078)
Foreign currency translation	(65)	28
Ending balance	$2,353	$5,814

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

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA is conducting an investigation of the site, which includes taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. In addition, the California Department of Toxic Substances Control recently notified the owner of the property that it will be performing an additional investigation at the property. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter.

Pension Related Contingencies

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs.  Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management has been exploring options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  As of September 30, 2018, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans and estimated that the total amount of this potential liability is approximately $5.9 million. Accordingly, the Company recorded a charge of $5.9 million during the three-month period ended September 30, 2018 for this potential withdrawal liability.

Severance and labor disputes

During the three and nine months ended September 30, 2018, the Company recorded approximately $1.1 million and $1.2 million, respectively, in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, General and Administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but will not record the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of September 30, 2018.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority.  Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As of September 30, 2018, the Company had approximately 250 employees under current staff leasing contracts, which expire through 2021.  As a result of the above mentioned exploration of selling its staff leasing services, the Company decided that it will not renew several contracts related to these services when they expire beginning in 2019. Accordingly, employees under these contracts will have to be transitioned off the customer contracts because the length of service exceeds the German Labor Lease Act maximum time allowed under the staff leasing arrangements. When these employees are no longer working for a customer under a staff leasing contract, the German subsidiary will terminate these employees and will be required to pay severance to the employees. Employees may also be transitioned to our customers, which would alleviate our severance obligations for those employees. As of September 30, 2018, the Company estimated approximately $1.6 million in severance for these employees, which takes into account our estimate of the employees that would be transitioned to our customers and accordingly recorded an accrual for this amount which is included within Selling, General and Administrative expenses for the three and nine months ended September 30, 2018.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of September 30, 2018, total potential acquisition-related contingent consideration ranged from zero to approximately $5.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 1.8 years of operations. See Note 5 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

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

Selected consolidated financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Services	$141,340	$137,194	$434,653	$397,565
International	36,671	38,200	116,238	106,360
Products and Systems	5,716	6,268	17,286	16,925
Corporate and eliminations	(1,558)	(2,092)	(6,585)	(7,524)
	$182,169	$179,570	$561,592	$513,326

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross profit
Services	$38,838	$34,729	$113,675	$100,432
International	10,877	10,432	34,273	29,720
Products and Systems	2,604	2,753	7,707	7,313
Corporate and eliminations	13	(17)	(96)	(73)
	$52,332	$47,897	$155,559	$137,392

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income (loss) from operations
Services	$8,289	$11,699	$36,892	$31,211
International	(662)	1,023	2,713	3,866
Products and Systems	2,415	(15,573)	2,032	(16,913)
Corporate and eliminations	(7,025)	(7,524)	(21,917)	(20,287)
	$3,017	$(10,375)	$19,720	$(2,123)

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Depreciation and amortization
Services	$5,951	$5,543	$17,892	$16,330
International	2,179	2,004	6,720	5,736
Products and Systems	362	594	1,091	1,746
Corporate and eliminations	5	(46)	33	(168)
	$8,497	$8,095	$25,736	$23,644

	September 30, 2018	December 31, 2017
Intangible assets, net
Services	$42,638	$46,864
International	11,770	13,899
Products and Systems	1,571	2,261
Corporate and eliminations	536	715
	$56,515	$63,739

	September 30, 2018	December 31, 2017
Total assets
Services	$376,694	$377,585
International	145,779	150,779
Products and Systems	12,748	12,733
Corporate and eliminations	12,927	13,344
	$548,148	$554,441

Revenues by geographic area for the three and nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
United States	$120,454	$114,249	$371,570	$344,808
Other Americas	23,657	26,084	71,335	59,452
Europe	35,029	36,264	108,902	97,630
Asia-Pacific	3,029	2,973	9,785	11,436
	$182,169	$179,570	$561,592	$513,326

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

The Company retired all its repurchased shares during the fourth quarter of 2017 and they are not included in common stock issued and outstanding as of September 30, 2018 and December 31, 2017. There were no repurchases of common stock during the nine months ended September 30, 2018. As of September 30, 2018, approximately $25.1 million remained available to repurchase shares under the stock repurchase plan.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2018 and September 30, 2017. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed March 14, 2018 (“2017 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’facilities, while primarily servicing our aerospace customers at our growing network of state-of-the-art, in-house laboratories.
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

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. During the first half of 2017, market conditions were soft, driven by lower oil prices which caused many of the Company’s oil and gas customers to curtail spending for our services and products. However, during the second half of 2017, market conditions strengthened and continued to improve throughout 2018, with oil and gas customer spending patterns rebounding from low prior year levels described above. These improved conditions led to a catch-up from the pent-up demand of deferred work during the Spring of 2018 as well as a healthier level of market activity for projects and turnarounds. We expect that the present range for petroleum prices to persist for the foreseeable future and result in relatively stable oil and gas customer spend for inspection services throughout the remainder of the year. In addition, demand for our services in the aerospace industry are strong and we are focused on expanding our capabilities to service this market.

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)		($ in thousands)
Revenues	$182,169	$179,570	$561,592	$513,326
Gross profit	52,332	47,897	155,559	137,392
Gross profit as a % of Revenue	28.7%	26.7%	27.7%	26.8%
Total operating expenses	49,315	58,272	135,839	139,515
Operating expenses as a % of Revenue	27.1%	32.5%	24.2%	27.2%
Income (loss) from operations	3,017	(10,375)	19,720	(2,123)
Income (loss) from Operations as a % of Revenue	1.7%	(5.8)%	3.5%	(0.4)%
Interest expense	1,894	1,081	5,581	3,114
Income (loss) before provision (benefit) for income taxes	1,123	(11,456)	14,139	(5,237)
Provision (benefit) for income taxes	2,133	(4,503)	6,229	(2,199)
Net (loss) income	(1,010)	(6,953)	7,910	(3,038)
Less: net income attributable to non-controlling interests, net of taxes	1	15	13	21
Net (loss) income attributable to Mistras Group, Inc.	$(1,011)	$(6,968)	$7,897	$(3,059)

Note About Non-GAAP Measures

In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

We believe investors and other users of our financial statements benefit from the presentation of "Income (loss) before special items" for each of our three segments, the Corporate segment and the Total Company in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for GAAP and/or comparable to other companies non-GAAP financial measures.

Revenue

Revenues for the three months ended September 30, 2018 were $182.2 million, an increase of $2.6 million, or 1%, compared with the three months ended September 30, 2017. Revenues for the nine months ended September 30, 2018 were $561.6 million, an increase of $48.3 million, or 9%, compared with the nine months ended September 30, 2017.

Revenues by segment for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)		($ in thousands)
Revenues
Services	$141,340	$137,194	$434,653	$397,565
International	36,671	38,200	116,238	106,360
Products and Systems	5,716	6,268	17,286	16,925
Corporate and eliminations	(1,558)	(2,092)	(6,585)	(7,524)
	$182,169	$179,570	$561,592	$513,326

Three Months

In the three months ended September 30, 2018, total revenues increased 1% due to a combination of low-single digit acquisition growth, offset by low-single digit unfavorable impact of foreign exchange rates. Services segment revenues increased 3%, driven by low-single digit acquisition growth and low-single digit organic growth. International segment revenues decreased 4%, driven by low-single digit organic decline and low-single digit unfavorable impact of foreign exchange rates. Products and Systems segment revenues decreased by 9%, primarily driven by the sale of a subsidiary within the segment.

Oil and gas customer revenues comprised approximately 55% and 54% of total revenues for the three months ended September 30, 2018 and 2017, respectively. Aerospace and defense customer revenues comprised approximately 14% and 13% of total revenues for the three months ended September 30, 2018 and 2017, respectively. The Company’s top ten customers comprised approximately 32% of total revenues for the three months ended September 30, 2018, as compared to 36% for the three months ended September 30, 2017. One customer, BP plc., accounted for approximately 10% of total revenues for the three months ended September 30, 2017.

Nine months

In the nine months ended September 30, 2018, total revenues increased 9% due to a combination of mid-single digit acquisition growth, low-single digit organic growth and low-single digit favorable impact of foreign exchange rates. Services segment revenues increased 9%, driven by mid-single digit acquisition growth and low-single digit organic growth. International segment revenues increased 9%, driven by mid-single digit organic growth and mid-single digit favorable impact of foreign exchange rates. Products and Systems segment revenues increased by 2% driven by higher sales volume, offset by the sale of a subsidiary in this segment.

Oil and gas customer revenues comprised approximately 56% and 58% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. Aerospace and defense customer revenues comprised approximately 15% and 13% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. The Company’s top ten customers comprised approximately 35% of total revenues for the nine months ended September 30, 2018, as compared to 38% for the nine months ended September 30, 2017. One customer, BP plc., accounted for approximately 11% of total revenues for the nine months ended September 30, 2017.

Gross Profit

Gross profit increased by $4.4 million, or 9%, in the three months ended September 30, 2018, on a sales increase of 1%. Gross profit increased by $18.2 million, or 13%, in the nine months ended September 30, 2018, on a sales increase of 9%.

Gross profit by segment for the three and nine months ended September 30, 2018 and September 30, 2017 was as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)		($ in thousands)
Gross profit
Services	$38,838	$34,729	$113,675	$100,432
% of segment revenue	27.5%	25.3%	26.2%	25.3%
International	10,877	10,432	34,273	29,720
% of segment revenue	29.7%	27.3%	29.5%	27.9%
Products and Systems	2,604	2,753	7,707	7,313
% of segment revenue	45.6%	43.9%	44.6%	43.2%
Corporate and eliminations	13	(17)	(96)	(73)
	$52,332	$47,897	$155,559	$137,392
% of total revenue	28.7%	26.7%	27.7%	26.8%

Three months

Gross profit margin was 28.7% and 26.7% for the three month periods ended September 30, 2018 and 2017, respectively. Services segment gross profit margins had a year-on-year increase of 220 basis points to 27.5% in the three months ended September 30, 2018, which primarily reflected an improved sales mix. International segment gross margins had a year-on-year increase of 240 basis points to 29.7% in the three months ended September 30, 2018. This increase was primarily driven by higher utilization of technical labor and overhead, a more favorable sales mix and exiting a poor margin contract from the prior year. Products and Systems segment gross margin had a year-on-year increase of 170 basis points to 45.6% in the three months ended September 30, 2018. This increase was primarily driven by a more favorable sales mix.

Nine months

Gross profit margin was 27.7% and 26.8% for the nine month periods ended September 30, 2018 and 2017, respectively. Services segment gross profit margins had a year-on-year increase of 90 basis points to 26.2% in the nine months ended September 30, 2018, which reflected increased sales volume. International segment gross margins had a year-on-year increase of 160 basis points to 29.5% in the nine months ended September 30, 2018. This increase was primarily driven by higher utilization of technical labor and overhead and exiting a poor margin contract from the prior year. Products and Systems segment gross margin had a year-on-year increase of 140 basis points to 44.6% in the nine months ended September 30, 2018. This increase was primarily driven by a more favorable sales mix.

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of the Company's three segments and for the Company in total:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in thousands)		($ in thousands)
Services:
Income from operations (GAAP)	$8,289	$11,699	$36,892	$31,211
Bad debt provision for a customer bankruptcy	—	—	—	1,200
Pension withdrawal expense	5,886	—	5,886	—
Reorganization and other costs	292	163	292	616
Acquisition-related expense (benefit), net	181	(126)	(809)	(48)
Income before special items (non-GAAP)	14,648	11,736	42,261	32,979
International:
Income (loss) from operations (GAAP)	(662)	1,023	2,713	3,866
Reorganization and other costs	2,808	379	3,544	455
Acquisition-related expense (benefit), net	—	—	(409)	(501)
Income before special items (non-GAAP)	2,146	1,402	5,848	3,820
Products and Systems:
Income (loss) from operations (GAAP)	2,415	(15,573)	2,032	(16,913)
Impairment charges	—	15,810	—	15,810
Gain on sale of subsidiary	(2,384)	—	(2,384)	—
Reorganization and other costs	—	—	29	—
Income (loss) before special items (non-GAAP)	31	237	(323)	(1,103)
Corporate and Eliminations:
Loss from operations (GAAP)	(7,025)	(7,524)	(21,917)	(20,287)
Litigation charges	—	1,200	—	1,200
Reorganization and other costs	305	—	305	—
Acquisition-related expense (benefit), net	36	(122)	75	(40)
Loss before special items (non-GAAP)	(6,684)	(6,446)	(21,537)	(19,127)
Total Company:
Income (loss) from operations (GAAP)	$3,017	$(10,375)	$19,720	$(2,123)
Pension withdrawal expense	5,886	—	5,886	—
Gain on sale of subsidiary	(2,384)	—	(2,384)	—
Impairment charges	—	15,810	—	15,810
Litigation charges	—	1,200	—	1,200
Bad debt provision for a customer bankruptcy	—	—	—	1,200
Reorganization and other costs	3,405	542	4,170	1,071
Acquisition-related expense (benefit), net	217	(248)	(1,143)	(589)
Income before special items (non-GAAP)	$10,141	$6,929	$26,249	$16,569

Three months
For the three months ended September 30, 2018, income from operations (GAAP) increased $13.4 million, or 129%, compared with the three months ended September 30, 2017, while income before special items (non-GAAP) increased $3.2 million, or

46%. As a percentage of revenues, income before special items increased by 170 basis points to 5.6% in the three months ended September 30, 2018 from 3.9% in the three months ended September 30, 2017.

Operating expenses (GAAP), as a percentage of revenue, decreased to 27% for the three months ended September 30, 2018 from 32% for the three months ended September 30, 2017. Operating expenses, excluding special items, (non-GAAP), as a percentage of revenues, was 23% of revenue for both the three months ended September 30, 2018 and September 30, 2017. The chart above highlights the expense items that resulted in a lower GAAP operating expense percentage for 2018. Excluding these special items, operating expenses were consistent, as a percentage of revenues, for both respective periods.

Nine months

For the nine months ended September 30, 2018, income from operations (GAAP) increased $21.8 million, compared with the nine months ended September 30, 2017, while income before special items (non-GAAP) increased $9.7 million, or 58%. As a percentage of revenues, income before special items increased by 150 basis points to 4.7% in the nine months ended September 30, 2018 from 3.2% in the nine months ended September 30, 2017.

Operating expenses (GAAP), as a percentage of revenue, decreased to 24% for the nine months ended September 30, 2018 from 27% for the nine months ended September 30, 2017. Operating expenses, excluding special items (non-GAAP), as a percentage of revenues, decreased to 23% of revenues for the nine months ended September 30, 2018 from 24% for the nine months ended September 30, 2017. The chart above highlights the expense items that resulted in a lower GAAP operating expense percentage for 2018. Excluding these special items, operating expenses were consistent, as a percentage of revenues, for both respective periods.

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs.  Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management has been exploring options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  As of September 30, 2018, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans and estimated that the total amount of this potential liability is approximately $5.9 million. Accordingly, the Company recorded a charge of $5.9 million during the three-month period ended September 30, 2018 for this potential withdrawal liability.

During the three and nine months ended September 30, 2018, the Company recorded approximately $1.1 million and $1.2 million, respectively, in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, General and Administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but will not record the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of September 30, 2018.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority.  Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As of September 30, 2018, the Company had approximately 250 employees under current staff leasing contracts, which expire through 2021.  As a result of the above mentioned exploration of selling its staff leasing services, the Company decided that it will not renew several contracts related to these services when they expire beginning in 2019. Accordingly, employees under these contracts will have to be transitioned off the customer contracts because the length of service exceeds the German Labor Lease Act maximum time allowed under the staff leasing arrangements. When these employees are no longer working for a customer under a staff leasing contract, the German subsidiary will terminate these employees and will be required to pay severance to the employees. Employees may also be transitioned to our customers, which would alleviate our severance obligations for those employees. As of September 30, 2018, the Company estimated approximately $1.6 million in severance for these employees, which excludes our estimate of the employees that would be transitioned to our customers and accordingly recorded an accrual for this amount which is included within Selling, General and Administrative expenses for the three and nine months ended September 30, 2018.

Interest Expense

Interest expense was approximately $1.9 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense was approximately $5.6 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increases were due to borrowings on the Company's revolving line of credit attributable primarily to acquisitions completed during 2017, and to a lesser extent, from an increase in the base borrowing rate.

Income Taxes

The Company’s effective income tax rate was approximately 190% and 39% for the three months ended September 30, 2018 and 2017, respectively. The Company's effective income tax rate was approximately 44% and 42% for the nine months ended September 30, 2018 and 2017. The increase in the income tax rate for these respective periods is primarily due to the impact of the GILTI and executive compensation provisions resulting from the passage of the Tax Act, and the impact of certain provisional amounts previously recorded for the Tax Act in consideration of recent guidance and additional information related to the transition tax and the effect of the change in the federal corporate rate on our deferred tax assets.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended
	September 30, 2018	September 30, 2017
	($ in thousands)
Net cash provided by (used in):
Operating activities	$24,184	$35,226
Investing activities	(9,831)	(22,516)
Financing activities	(23,905)	(7,114)
Effect of exchange rate changes on cash	(916)	2,113
Net change in cash and cash equivalents	$(10,468)	$7,709

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, cash provided by operating activities was $24.2 million, representing a year-on-year decrease of $11.0 million, or 31%. The decrease was primarily attributable to movements in working capital, including the timing of collections on accounts receivable.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $9.8 million, compared with $22.5 million in 2017. During the first nine months of 2018, we did not have any outflows related to acquisitions, compared with $8.4 million in the comparable nine month period. We received $4.8 million from the sale of a subsidiary in the Products segment. (see Note 5) Capital expenditures were $15.8 million for the first nine months of 2018, compared with $15.4 million in the comparable 2017 period.

Cash Flows from Financing Activities

Net cash used by financing activities was $23.9 million for the nine months ended September 30, 2018. The Company paid down $15.9 million, net, on its Credit Agreement as well as $4.7 million payments of debt and capital lease obligations. For the comparable period in 2017, net cash used by financing activities was $7.1 million. The Company borrowed $11.5 million, net, on its Credit Agreement, to purchase $15.9 million of treasury stock and $8.4 million to fund an acquisition.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net decrease of $0.9 million in the first nine months of 2018, compared to a $2.1 million increase for the first nine months of 2017.

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

As of September 30, 2018, we had cash and cash equivalents totaling $17.1 million and available borrowing capacity of $103.9 million under our Credit Agreement with borrowings of $140.7 million and $5.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

We were in compliance with the terms of the Credit Agreement as of September 30, 2018 and will continuously monitor our compliance with the covenants contained in our Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2017 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 31, 2018	—	$—	—	$25,081,657
August 31, 2018	34,109	$22.01	—	$25,081,657
September 30, 2018	—	$—	—	$25,081,657

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

Date: November 6, 2018