Form 10-K
period 2018-12-31
Mistras Group, Inc.
filed 2019-03-18
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-34481

Mistras Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3341267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 Clarksville Road
Princeton Junction, New Jersey 08550
(Address of principal executive office)
(609) 716-4000
(Registrant's telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $327.2 million.

As of March 12, 2019, the Registrant had 28,562,708 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2018. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

Transition Period

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2016 to December 31, 2016. In this Annual Report, the periods presented are the years ended December 31, 2018 and 2017, the seven-month transition period from June 1, 2016 to December 31, 2016 (which we sometimes refer to as the "transition period ended December 31, 2016") and the year ended May 31, 2016 (which we sometimes refer to as "fiscal 2016"). For comparison purposes, we have also included unaudited data for the year ended December 31, 2016 and for the seven months ended December 31, 2015.

OUR BUSINESS
Asset Protection Industry Overview
We offer our customers “OneSource for Asset Protection Solutions®” and are a leading global provider of technology-enabled asset protection solutions used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure.
Our asset protections are intended to help maximize safety and uptime of our customers' assets and facilities. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters.
We deliver value through a comprehensive “OneSource” portfolio of customized solutions, utilizing a proven systematic method that creates a closed-loop lifecycle for addressing continuous asset protection and improvement.
Our specialized asset protection solutions include:

•	Field Inspections

•	Consulting

•	Maintenance

•	Data Management

•	Access

•	Monitoring

•	Laboratory Quality Assurance/Control (QA/QC)

•	Equipment
Our OneSource model emphasizes the integration of these solutions to service our clients throughout their assets’ lifetimes. Under this business model, many customers outsource their inspection and other asset protection needs to us on a “run-and-maintain” basis to ensure the continued safety and structural and operational integrity of their assets.
We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include:

•	Oil & Gas (Downstream, Midstream, Upstream and Petrochemical)

•	Aerospace & Defense

•	Industrial

•	Power Generation and Transmission

•	Public Infrastructure, Research and Engineering

•	Process Industries

Most of our revenues are generated by deploying technicians at our customers' locations. However, the majority of our revenues from aerospace and certain manufacturing clients are generated by performing inspections and testing at our various in-house laboratories.
We generated revenues of $742.4 million, $701.0 million and $404.2 million, for the years ended December 31, 2018 and 2017 and the transition period ended December 31, 2016, respectively, and net income of $6.8 million for the year ended December 31, 2018, net loss of $2.2 million for the year ended December 31, 2017 and net income of $9.6 million for the transition period ended December 31, 2016. We generated revenues of $719.2 million and net income of $24.7 million for fiscal 2016. For the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016, and fiscal 2016, we generated approximately 77%, 78%, 73% and 77%, respectively, of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 34%, 38%, 37% and 36% of our revenues during the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively.

OUR SPECIALIZED SOLUTIONS
As a OneSource provider of asset protection solutions, MISTRAS combines our industry-leading services, products and technologies to provide a unique, custom-tailored solution for each customer’s individual asset protection need, ranging from routine inspections to complex, plant-wide asset integrity management.
Field Inspections
Our field inspections portfolio includes traditional and advanced Non-Destructive Testing (NDT) techniques, along with predictive maintenance (PdM) assessments of fixed and rotating assets. We offer these solutions on an individual basis, or as parts of plant-wide inspection and testing programs.
NDT is the examination of an asset without materially impacting its integrity. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly-attractive alternative to many traditional techniques, which may require shutting down an asset or entire facility. Typical issues that MISTRAS technicians inspect for include corrosion, cracking, leaking, faults and flaws in piping, storage tanks, pressure vessels and a wide range of other industrial assets.
Field inspection services lend themselves to integration with our other offerings, and as such have often served as the initial entry point to more advanced customer engagements that require additional solutions. After an initial field inspection is performed, MISTRAS is able to provide multiple supplemental solutions that further serve to solidify our relationships with our clients and drive additional revenue.
Consulting
We provide a broad range of engineering consulting services, primarily for process equipment, technologies and facilities. Our engineering consultations include plant operations and management support, turnaround/shutdown planning, profit improvement, facilities planning studies, engineering design, process safety reviews, energy optimization evaluations, benchmarking/key performance indicator (KPI) development and technical training.
Our Asset Integrity Management/Mechanical Integrity (AIMS/MI) services help improve asset reliability and regulatory compliance through a systematic, engineering-based approach to ensure the ongoing integrity and safety of equipment and industrial facilities. AIMS/MI services can include conducting an inventory of infrastructure assets; developing, implementing and training personnel in executing inspection and maintenance procedures; and managing MI programs. We help to identify gaps between existing and desired practices and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets.
Maintenance
We perform maintenance and light mechanical services to prepare assets for inspection and to return them to working condition post inspection. These services include corrosion removal, mitigation and prevention; insulation installation and removal; electrical services; heat tracing, industrial cleaning; pipefitting; and welding. Our light mechanical services are often offered as complementary, value-added solutions to inspections, such as removing insulation in order to inspect piping, then re-installing insulation.
Our multi-disciplined technicians offer maintenance and light mechanical services in hard-to-access areas, in combination with rope access or diving strategies.
Mechanical services are still a small part of our business, and we carefully try to avoid providing any such services that conflict with our inspection services.
Data Management
Our world-class enterprise inspection database management software (IDMS) - Plant Condition Management Software (PCMS®) - was developed specifically for process industries and equipment, and enables the storage, organization and analysis of inspection data.
PCMS offers wide-ranging support for mechanical integrity programs, including:

•	Comprehensive inspection tracking, scheduling and analysis

•	Corrosion analysis & trending

•	Integrated risk-based inspection (RBI) calculators

•	Safety relief valve management

PCMS compares data to prior operations, similar assets, industrial standards and specific risk conditions, such as use with highly-flammable or corrosive materials. It also develops asset integrity management plans based on RBI calculations that specify an optimal schedule for the testing, maintenance and retirement of assets.
In many instances, customers of our field inspections and consulting services also have licensed PCMS for storage and analysis of collected inspection and MI data.
We believe PCMS is one of the most widely used plant condition management software systems in North American refineries. We estimate it is currently used by approximately 50% of the U.S. refining capacity, as well as by leading midstream pipeline energy companies and major energy companies in Canada and Europe. This provides us with recurring maintenance and support fees and additional marketing opportunities for additional software and solutions.
MISTRAS also digitizes the transfer of field inspections to inspection data management systems (IDMS). MISTRAS Digital™ is an electronic platform that digitally delivers field inspection assignments and related data, captures inspection results, and delivers electronic reporting and productivity tracking via Key Performance Indicators (KPIs). MISTRAS Digital integrates with MISTRAS’ PCMS and other inspection data management systems to provide additional productivity improvements.

Access
Much of our work is conducted in hard-to-access locations, including those in at-height, subsea and confined locations. We utilize scaffolding and rope access to access at-height and confined assets; certified divers for subsea inspection and maintenance; and unmanned aerial, land-based and subsea systems for a wide range of inspection applications, with an emphasis on minimizing at-height access and confined space entry (CSE).
Monitoring
Our online condition-monitoring solutions provide real-time reports and analysis of infrastructure to alert facility personnel to damages before critical failures occur. These monitoring solutions are often installed in hazardous or hard-to-reach locations, helping to enhance safety by reducing the need to send technicians into unsafe locations. We offer monitoring solutions for a wide range of assets and applications, including:

•	Bridge Structural Health Monitoring (SHM)

•	Power Transformer Health & Reliability

•	Stator Vane Cracking

•	Through-Valve Leaking

•	Tube Leaking

•	Wall Thickness Tracking

We offer a variety of secure, web-based solutions that monitor structural integrity and analyze conditions against our library of historical inspection data, allowing users to stay aware of potential concerns and prioritize future inspections and maintenance. We also offer custom-developed software that integrates into onsite IDMSs, stores and trends monitoring data and provides immediate automated data analysis.
We provide continuous, periodic and conditional monitoring, depending on the type of asset and its operating condition. Continuous monitoring is applied on critical assets to observe the earliest onset of a defect to predict its progress and to track its progression to avoid catastrophic failure. Periodic monitoring, or “walk around” monitoring, is a preventative maintenance technique to observe changes in an asset's condition over a specified period of time. Conditional monitoring solutions are typically used when there is a known defect that needs to be monitored until the asset is repaired or replaced.
Laboratory Quality Assurance/Control (QA/QC)
Our network of in-house laboratories located across North America and Europe offer quality assurance and quality control (QA/QC) solutions for new and existing metal and alloy components, materials and composites.
Our in-house labs work with our clients throughout their components’ lifetimes, from preparation and production to post-processing and in-service component monitoring. MISTRAS’ laboratory QA/QC solutions help to meet customer needs throughout their manufacturing cycles, with a focus on optimizing production logistics. Our in-house lab solutions include:

•	Non-destructive testing (NDT)

•	Destructive testing (DT)

•	Metallurgical testing

•	Chemical analysis testing

•	Mechanical services

•	Pre-machining

•	Finishing services

We often inspect and test components prior to assembly to screen for defects and discontinuities introduced in the manufacturing process. We also inspect existing components to ensure they remain fit-for-purpose.
Our labs hold a wide variety of certifications that allow them to perform inspections to meet or exceed stringent regulatory requirements, such as: Nadcap (formerly NADCAP, the National Aerospace and Defense Contractors Accreditation Program), AS9100/ISO-9001, Federal Aviation Administration (FAA) Repair Station, the International Traffice in Arms Regulations/Export Administration Regulations (ITAR/EAR) and manufacturers' requirements. With these certifications comes a comprehensive range of approvals from prime contractors of major projects, militaries, and internationally-renowned original equipment manufacturers (OEMs) from many of our key markets, including the oil and gas, aerospace and defense, power generation, and industrial markets.
Equipment
We design and manufacture portable, handheld, wireless and turnkey NDT equipment, along with corresponding data acquisition sensors and software, for spot inspections and long-term, unattended monitoring applications.
We sell these solutions as individual components, or as complete systems, which include a combination of sensors, an amplifier, signal processing electronics, knowledge-based software and decision and feedback electronics. We also sell integrated service-and-system technology packages, in which our field technicians utilize our proprietary and specialized testing procedures and hardware, advanced pattern recognition, neural network software and databases to compare test results against our prior testing data or industry standards.
In addition to other NDT and vibration equipment, we provide a range of acoustic emission (AE) products and are a leader in the design and manufacture of AE sensors, instruments and turnkey systems used for monitoring and testing materials, pressure components, processes and structures.

Most of our hardware products are fabricated, assembled and tested in our ISO-9001-certified facility in Princeton Junction, New Jersey. We also design and manufacture automated ultrasonic systems and scanners in France.
Centers of Excellence
Another differentiator in our business model are our Centers of Excellence (COEs), which offer support for asset, technology, or industry-specific solutions. Our subject matter experts engage in strategic sales opportunities to offer customers value-added solutions using advanced technologies and methods. The COEs help to standardize our approach to common problems in our key market segments. Our COEs include:

•	Acoustic Emission

•	Aerospace

•	American Petroleum Institute (API) Turnarounds

•	AIMS/MI/Engineering

•	Automated Ultrasonics

•	Fossil Power

•	Guided Wave Ultrasonics

•	Infrastructure

•	PCMS Software & Services

•	Mechanical Services

•	Nuclear Power

•	Offshore

•	Phased Array

•	Pipeline

•	Power Generation

•	Predictive Maintenance

•	Refractory Inspection

•	Rope Access/Wind

•	Substation Reliability

•	Tank Inspection

•	Transportation

•	Tube Inspection

•	Unmanned Systems

ASSET PROTECTION INDUSTRY OVERVIEW
Asset protection plays a crucial role in assuring the integrity and reliability of critical infrastructure. As an asset protection solutions provider, MISTRAS seeks to maximize the uptime and safety of critical infrastructure, by helping clients to detect, locate, mitigate and prevent damages such as corrosion, cracks, leaks, manufacturing flaws and other concerns to operating and structural integrity. In addition to these core utilities, the storage and analysis of collected inspection and mechanical integrity data is also a key aspect of asset protection.
NDT has historically been a prominent solution in the asset protection industry due to its capacity to detect defects without compromising the integrity of the tested materials or equipment. The supply of NDT inspection services has traditionally come from many small vendors, who provide services to a small geographic region. A trend has emerged, however, for customers to engage a select few vendors capable of providing a wider spectrum of asset protection solutions for global infrastructure, in addition to an increased demand for advanced non-destructive testing (ANDT) solutions and data acquisition software, both of which require a highly-trained workforce.
Due to these trends, those vendors offering integrated solutions, scalable operations skilled personnel and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, leading to the opportunity to further create significant recurring revenues.
Key Dynamics of the Asset Protection Industry
We believe the following represent key dynamics of the asset protection industry, and that the market available to us will continue to grow as these macro-market trends continue to develop:
Extending the Useful Life of Aging Infrastructure While Increasing Utilization. Due to the prohibitive costs and challenges of building new infrastructure, many companies have chosen to extend the useful life of existing assets through enhancements, rather than replacing these assets. This has resulted in the significant aging and increased utilization of existing infrastructure in our target markets. Increasing demand for refined petroleum products, combined with high plant-utilization rates, is driving refineries to upgrade facilities to make them more efficient and expand capacities. Because aging infrastructure requires more frequent inspection and maintenance in comparison to new infrastructure, companies and public authorities continue to spend on asset protection to ensure their aging infrastructure assets continue to operate effectively.
Outsourcing of Non-Core Activities and Technical Resource Constraints. Due to the increasing sophistication and automation of NDT programs, a decreasing supply of skilled professionals and increasing governmental regulations, companies are increasingly outsourcing NDT to third-party providers with advanced solution portfolios, engineering expertise and trained workforces.
Increasing Corrosion from Low-Quality Inputs. The increased availability and low cost of crude oil from areas such as shale plays and oil sands resources have led to the use of lower-grade raw materials and feedstock. This leads to higher rates of corrosion, especially in refining processes involving petroleum with higher sulfur content. This increases the need for asset protection solutions to detect and/or proactively prevent corrosion-related issues.
Increasing Use of Advanced Materials. Customers in various of our target markets - particularly aerospace and defense - are increasingly utilizing advanced materials, such as composites and other unique technologies in their assets. These materials often cannot be tested using traditional NDT techniques. We believe that demand for more advanced testing and assessment solutions will increase along with the demand for these advanced materials during the design, manufacturing, operating and quality control phases.
Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s (OSHA) National Emphasis Program (NEP). Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly-reliable asset protection suppliers with a track record of assisting organizations in meeting increasingly stringent regulations. Our clients benefit from MISTRAS’ extensive engineering consulting base that supports them in devising mechanical integrity programs that both meet regulatory compliance standards and enable enhanced safety and uptime at their facilities.
Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software-based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective.
Expanding Aerospace Industry. We believe that increased demand will continue to come from the aerospace industry due to the approximately decade-long backlog for next-generation commercial aircraft to be built, driving the need for advanced solutions that drive cost and quality efficiencies.
Crude Oil Prices. Throughout most of 2018, crude oil prices have continued to rebound, although during the last two months of 2018, they declined. They have already started to rebound in early 2019, and we believe that spending on maintenance shutdowns in 2019 should remain steady with 2018 levels. This demand will be balanced against the continued focus on process efficiencies and cost savings initiatives.
Our Competitive Strengths
We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:
One Source Provider for Asset Protection Solutions®. We believe we have one of the most comprehensive portfolios of integrated asset protection solutions worldwide, which positions us to be the leading single-source provider for our customers’ asset protection requirements. This is particularly a competitive strength in regards to turnarounds and shutdowns - during which facilities temporarily cease operations in order to perform plant-wide inspections, maintenance and repairs - as these work stoppages make up significant portions of refinery, process and power plant maintenance budgets. Demand for our solutions increases during these outages, as facilities seek third-party providers to perform a wide spectrum of asset protection operations while the plant is offline. In addition, as companies are increasingly outsourcing their NDT needs to third-party providers, we believe that the ability to offer a comprehensive package of solutions provides us with a competitive advantage.
Long-Standing Trusted Provider to a Diversified and Growing Customer Base. We have become a trusted partner to a large and growing customer base across numerous global markets through our proven, decades-long track record of successful operations. Our customers include some of the largest and most well-recognized firms in the oil and gas, chemicals, power generation and aerospace and defense industries, as well as public authorities.

Repository of Customer-Specific Inspection Data. Through our enterprise data management and analysis software, PCMS, we have accumulated extensive, proprietary process data that allows us to provide our customers with value-added services, such as benchmarking, risk-based inspection (RBI) and reliability-centered maintenance (RCM).
Proprietary Products, Software and Technology Packages. Our deep knowledge base in asset protection services and equipment enable us to offer technology packages, in which our field technicians utilize our proprietary and specialized testing procedures and hardware, advanced pattern recognition, neural network software and databases to compare test results against our prior testing data or national and international structural integrity standards.
Deep Domain Knowledge and Extensive Industry Experience. We have extensive asset protection experience and data, dating back several decades of operations. We have gained this through our industry leadership in developing advanced asset protection solutions, including research and development of advanced NDT technologies and applications; process engineering technologies; online plant asset integrity management with sensor fusion; and enterprise software solutions for plant-wide and fleet-wide inspection data archiving and management.
Technological Research and Development. The NDT industry continues to move towards more advanced, automated solutions, requiring service providers to find safer and more cost-efficient inspection techniques. We believe that we remain ahead of the technological curve by backing our extensive industry expertise with the investment of resources in research and development (R&D). Some of the advanced inspection technologies developed by our internal R&D teams include an automated radiographic testing (aRT) crawler for corrosion under insulation (CUI) inspections in aboveground pipelines; our Large Structure Inspection (LSI) scanner; and our real-time radiography (RTR) crawler for 360° inspections of pipeline girth welds.
Collaborating with Our Customers. We have historically expanded our asset protection solution portfolio in response to our customers’ unique performance specifications. Our technology packages have often been developed in close cooperation and partnership with key customers and industry organizations.
Experienced Management Team. Our management team has a track record of asset protection organizational leadership. These individuals also have successfully driven operational growth organically and through acquisitions, which we believe is important to facilitate future growth in the asset protection industry.
Our Growth Strategy
Our growth strategy emphasizes the following key elements:
Expand Our Focus in the Aerospace Industry. We believe that the introduction of next-generation airframes and aircraft engines has created an inherent demand for inspection, testing, machining and mechanical services required for the production of parts. The recent interest in the use of additive manufacturing techniques to create components also necessitates advanced inspection and testing solutions. The Company consummated two acquisitions of aerospace inspection companies in 2017 and won a key European contract in 2016. These recent actions are driven by our increased focus to provide solutions to our clients throughout their manufacturing value chains in this growing area.
Expand Our Focus in the Pipeline Integrity Industry. MISTRAS intends to continue broadening our solutions for the pipeline market. Recent industry regulations significantly expanded pipeline integrity management regulations, requiring pipeline owner/operators to inspect, document, and assess the risk of operating conditions for existing lines. This provide MISTRAS, with the opportunity to provide asset protection solutions for both the new construction and integrity phases. We acquired an inline inspection provider based in Canada in 2018 and have implemented our PCMS software for several pipeline operators to support their integrity data management.
Expanding our Mechanical Services Portfolio. We believe that performing mechanical services to complement inspections, such as removing and reapplying insulation or preparing surfaces for coating or painting, is an important market differentiator for us. This is particularly true when considering the cost-efficiencies our customers realize when our rope access technicians perform these services at height without the use of scaffolding. Many of our customers already require these services, but utilize multiple vendors to do so, creating an opportunity for us to provide greater value to a customer base that increasingly requires enhanced speed and efficiency.
Continue to Develop Technology-Enabled Asset Protection Solutions. We intend to maintain and enhance our technological leadership by continuing to invest in developing new technology, applications and data services. We intend to continue deepening synergies between our solutions to provide our customers with uniquely-integrated offerings, which we believe makes us a more attractive vendor for clients seeking to centralize their asset protection. We also intend to continue to develop technologies that enhance the flow of data throughout multiple operational phases and facilities.
Expand our Solution Offerings to Existing Customers. We believe that branching into adjacent, complementary services, such as mechanical services, increases our value proposition and our ability to capture additional business. Many of our customers are multinational corporations with asset protection requirements at multiple locations. We believe that expanding our solution offerings, combined with the trend of customers outsourcing asset protection to service providers with integrated offerings, provides opportunities for significant additional recurring revenues.
Continue to Expand Our Customer Base into New End Markets. We believe we have significant opportunities to expand our customer base in relatively new end markets, including wind and other alternative energy, natural gas transportation industries pipeline integrity and additive manufacturing. The expansion of our addressable markets is being driven by the increased recognition and adoption of advanced asset protection technologies that are supplanting traditional methods.
Continue to Capitalize on Acquisitions. We intend to continue employing a disciplined acquisition strategy to supplement and enhance our solutions, add new customers, expand our sales channels and accelerate our growth. We believe the market contains many potential acquisition opportunities, enhanced by an increasing desire on the part of customers for a single source provider of solutions.
Our Segments
The Company has three operating segments:
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
For a discussion of segment revenues, operating results and other financial information, including geographic areas in which we generated revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as Note 19 - Segment Disclosure in the notes to consolidated financial statements in Item 8 of this Annual Report.
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

The continued decline in natural gas prices and increasing penetration of renewable electricity generation have resulted in lower wholesale electricity prices and operating losses for coal and nuclear generators.    In addition, environmental concerns continue to negatively affect coal as a viable source of electricity generation. The use of natural gas as an energy source is projected to grow the most on an absolute basis. Per the Energy Information Agency's (EIA) December 14, 2018, crude oil output was 11.6 million barrels per day (bpd) and increased to 11.7 bpd by the end of the year, the highest level for any year on record in the United States. In addition, the EIA estimates that production of U.S. crude oil and natural gas plant liquids continues its growth through 2025, with oil production records predicted through 2027 that top 14 million bpd through 2040. Crude pricing remains highly uncertain due to international market conditions. However, U.S. refinery utilization peaks in 2020 at approximately 96%.

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

•
The continuing regulatory scrutiny to ensure public safety associated with these new technologically advanced aircraft, which serves to ensure the continued need for inspection and mechanical services to be performed, as well as to limit the number of participants who can meet the demanding requirements associated with performing these services.

Revenue by Target Market

The following chart represents the percentage of consolidated revenues we generated from our various markets for the year ended December 31, 2018:

Mistras Revenues by Target Market
(Year ended December 31, 2018)

Oil and Gas
MISTRAS supplies oil and gas asset protection solutions to downstream (refining), midstream (transportation and storage), upstream (exploration and production) and petrochemical operations.
We use our vast solutions portfolio to help identify current and future asset performance, and actively prevent, mitigate or otherwise address potential issues, including corrosion, cracking, leaking and other damages that may lead to safety, productivity or environmental concerns. Our solutions help identify conditions that could lead to potential catastrophic failures in tanks, vessels, valves, buried and above ground pipelines, pumps, motors, compressors and other critical assets found throughout the oil & gas production and delivery supply chain.
We actively seek to evolve our solutions through technological enhancements and R&D to discover new applications. Online monitoring and permanently-mounted sensors, as well as the use of drones and other alternative delivery devices, are all being considered as oil and gas infrastructure owners look to “smart” technologies that reduce human intervention while delivering highly-accurate inspection & integrity data. We also have actively sought to further enhance our integrated approach to asset protection, through the development of our complementary mechanical service portfolio.
In general, the energy market is poised to leverage digital solutions to facilitate process improvements as well as increase plant reliability and improve process and personnel safety. This provides an opportunity for the Company to synergistically leverage our asset protection solutions into our new MISTRAS Digital platform. Digital transmission of data in various industry sectors, with built-in analytic functions, shall allow our clients to better leverage inspection data that is being generated in the field.

While we expect off-stream inspection of critical assets to remain a routine practice, we anticipate an increase in the demand for non-invasive, or on-stream inspections. Non-invasive inspections enable companies to minimize the costs associated with shutting down equipment during testing, while enabling the economic and safety advantages of advanced planning and/or predictive maintenance.
Aerospace and Defense
The aerospace industry is undergoing unprecedented growth with many original equipment manufacturers (OEMs) reporting record-high backlogs of up to ten years. We serve this rapidly-growing target market by providing a full range of inspection, testing, machining, mechanical, finishing, additive manufacturing and equipment solutions, which we are Nadcap certified. Our state-of-the-art in-house labs maintain numerous accreditations from industry organizations, including Nadcap and some of the largest prime manufacturers in the world, such as Boeing, Safran, Airbus, Bombardier and Embraer.
Advanced composite materials found in new classes of aircraft require advanced asset protection solutions, including x-ray of critical engine components, ultrasonic fatigue testing of complete aircraft structures and corrosion detection and other critical components. Many OEMs are shifting towards condition-based maintenance utilizing embedded monitoring sensors to track component structural and operational integrity over time as opposed to performing maintenance on time-based intervals. We expect demand for our solutions to increase with the adoption of these new-age materials and distributed online sensor networks. We also expect demand for asset protection solutions to increase with the continued adoption of additive manufacturing techniques.
Industrial
The quality control requirements driven by the need for zero-to-low-defect component tolerance within automated, robotic-intensive industries such as automotive, consumer electronics and medical industries serve as key drivers for increased demand in asset protection, particularly for in-house inspection and testing. We expect that increasingly stringent quality-control requirements and competitive forces will drive the demand for more-costly finishing and polishing which, in turn, creates opportunities for integrated partnerships between MISTRAS and our clients throughout the production lifecycle.
Power Generation and Transmission
MISTRAS provides asset protection solutions for clients in the combined cycle, fossil, nuclear, transmission & distribution and wind/alternative energy industries. We believe that in recent years, acceptance of asset protection solutions has grown in this industry due to the aging of critical power generation and transmission infrastructure.
The growing availability of cheap natural gas, along with environmental concerns with coal, has stimulated the construction of new natural gas-fired power plants across North America, creating opportunities for MISTRAS to provide specialized solutions in multiple phases. These include facility design consultations, NDT services during construction and plant operations and long-term condition monitoring. We anticipate sharp growth in the plants as natural gas pricing remains low, and the environmental impacts of coal remain unattractive to the public.
Process Industries
Our asset protection solutions are crucial for process industries, or industries in which raw materials are treated or prepared in a series of stages, including chemicals, pharmaceuticals, food processing, pulp and paper and metals and mining. As the process facilities are increasingly facing aging infrastructure, high utilization, growing capacity constraints and increasing capital costs, we believe asset protection solutions will continue to grow in importance in maintenance planning, quality and cost control and prevention of catastrophic failure.
Public Infrastructure, Research and Engineering
We believe that high-profile infrastructure catastrophes have caused public authorities to more actively seek ways to prevent similar events from occurring. Public authorities tasked with new construction and maintenance of existing public infrastructure increasingly use asset protection solutions to inspect these assets, including the use of embedded sensors to enable online monitoring throughout the life of the asset.
We have provided testing and structural health monitoring (SHM) solutions on bridges and structures worldwide, including some of the largest and most well-known bridges in the United States and United Kingdom. Our sensors continuously monitor these assets, alerting owner/operators when defects are detected. Our monitoring teams also provide regular reports that include early warnings of suspect areas before an alarm is generated.
Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer accounted for more than 10% of our revenues in 2018. One customer, BP plc., accounted for approximately 11%, 12% and 10% of our total revenues for the year ended December 31, 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively.

Geographic Areas

We have operations in 10 countries and occasionally conduct business in a few other countries. Most of our revenues are derived from our U.S., Canadian and European operations. See Note 19 — Segment Disclosure to the consolidated financial statements in this Annual Report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

Sales and Marketing

We sell our asset protection solutions through our direct sales and marketing teams within all of our offices worldwide. In addition, our project and laboratory managers as well as our management are trained on our solutions and often are the source of sales leads and customer contacts. Our direct sales and marketing teams work closely with our customers’ research and design personnel, reliability engineers and facilities maintenance engineers to demonstrate the benefits and capabilities of our asset protection solutions, refine our asset protection solutions based on changing market and customer needs and identify potential sales opportunities. We divide our sales and marketing efforts into services sales, products and systems sales and marketing and utilize customer relationship management (CRM) systems to collect, manage and collaborate customer information with our teams globally. Our CRM's also provide critical data to provide accurate forecasting and reporting.

Manufacturing

Most of our hardware products are manufactured in our Princeton Junction, New Jersey facility. Our Princeton Junction facility includes the capabilities and personnel to fully produce all of our AE products and NDT Automation Ultrasonic equipment. We also design and manufacture automated ultrasonic systems and scanners in France.

Employees

Providing our asset protection solutions requires a highly-skilled and technically proficient employee base. As of December 31, 2018, we had approximately 5,700 employees worldwide, of which approximately 61% were based in the United States. Less than 1% of our employees in the United States are unionized. We believe that we have good relations with our employees.

Seasonality

Our business is seasonal. This seasonality relates primarily to our oil and gas business. U.S. refineries’ non-peak periods are generally in the fall, when they are retooling to produce more heating oil for winter, and in the spring, when they are retooling to produce more gasoline for summer. The peak periods for these customers are the summer and winter months, when they run at peak capacity and are not retooling or performing turnarounds or shut downs. As a result, our revenues in the summer and winter months are typically lower than our revenues in the fall and spring because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the fall and spring, our cash flows are lower in those quarters than in the summer and winter, as collections of receivables lag behind revenues. We expect that this seasonality will continue.

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors are divisions of large companies and various small companies which generally are limited to a specific product or technology and focused on a niche market or geographic region. We believe that few, if any, of our competitors currently provide the full range of asset protection and NDT products, enterprise software (PCMS) and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include the Acuren division of Rockwood Service Corporation, SGS Group, the Team Qualspec division of Team, Inc. and APPLUS RTD. Our competition with respect to our PCMS software includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality; whereas in the advanced NDT market, reputation, quality and size tend to be the most significant competitive factors. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (1) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (2) complex regulations and safety codes that require significant industry experience, (3) license requirements and evolved quality and safety programs, (4) costly and time-consuming certification processes, (5) capital requirements and (6) emphasis by large customers on size and critical mass, length of relationship and past service record.

Research and Development

Our research and development is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including France, Greece the United Kingdom, Brazil and the Netherlands. Our total professional staff includes employees who hold Ph.D.’s and engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing (ASNT).
MISTRAS makes strategic R&D investments in technologies that support integration with our other solution offerings to enhance cost- and time-efficiencies, maximize uptime and safety and improve the flow of data from field technicians to inspection databases. We are investing resources in the development of MISTRAS Digital, an electronic platform that will digitally deliver field inspection assignments and related data, capture inspection results, and provide electronic reporting and productivity tracking. MISTRAS also invested significant R&D in pre-machining and advanced testing technologies in a purpose-built facility for an aerospace customer, with the goal of reducing the customer’s production cycle logistics and costs.
We also work with customers to develop new products or applications for our technology, including:

•	Testing of new composites

•	Detecting crack propagation

•	Wireless and communications technologies

•	Development of permanently embedded inspection systems to provide continuous, online, in-service monitoring of critical structural components

Research and development expenses are reflected on our consolidated statements of income as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $3.3 million, $2.3 million, $1.6 million and $2.5 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. Most of the projects are in our target markets; however, a few of the projects could lead to other future market opportunities.

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
As of December 31, 2018, we held 4 U.S. patents (by direct ownership or exclusive licensing) which will expire at various times between 2021 and 2026 and 2 patents pending in the U.S. for applications filed in 2018, and license certain other patents. However, we do not principally rely on these patents or licenses to provide our proprietary asset protection solutions. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
As of December 31, 2018, the primary trademarks and service marks that we held in the United States included MISTRAS® and our stylized globe design. Other trademarks or service marks that we utilize in localized markets or product advertising include:

•	One Source for Asset Protection Solutions®

•	PCMS®

•	Physical Acoustics and the PAC logo

•	Streamview™

•	Ropeworks®

•	Sensor Highway™

•	Streamview

•	TankPAC®

•	CALIPERAY™

•	VPAC

•	Transformer Clinic™

Many elements of our asset protection solutions involve proprietary know-how, technology or data that are not covered by patents or patent applications because they are not patentable or would be difficult to enforce, including technical processes, equipment designs, algorithms and procedures. We believe that this proprietary know-how, technology and data is the most important component of our intellectual property used in our asset protection solutions, and is a primary differentiator of our solutions from those of our competitors. We rely on various trade secret protection techniques and agreements with our customers, service providers and vendors to protect these assets. All of our employees are subject to confidentiality requirements through our employee handbook. In addition, many of our employees have entered into confidentiality and proprietary information agreements with us. Our employee handbook and these agreements require our employees not to use or disclose our confidential information, to assign to us all of the inventions, designs and technologies they develop during the course of employment with us and to otherwise address intellectual property protection issues. We also seek confidentiality agreements from our customers and business partners before we disclose any sensitive aspects of our technologies or business strategies. We are not currently involved in any material intellectual property claims.
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

We received a notice in May 2015 that the U.S. Environmental Protection Agency (“EPA”) performed a preliminary assessment of a leased facility we operate in Cudahy, California. Based upon the preliminary assessment, the EPA conducted an investigation of the site. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. We were informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of our Cudahy facility should be examined along with numerous other sites in the vicinity. In addition, the California Department of Toxic Substances Control recently notified the owner of the property that it may perform additional investigation of the property. At this time, we are not able to determine whether we have any liability in connection with this matter and if so, the amount or range of any such liability.

Executive Officers

The following are our executive officers and other key employees as of December 31, 2018 and their background and experience:

Name	Age	Position
Sotirios J. Vahaviolos	72	Executive Chairman and Director
Dennis Bertolotti	59	President, Chief Executive Officer and Director
Edward J. Prajzner	52	Senior Vice President, Chief Financial Officer and Treasurer
Michael C. Keefe	62	Executive Vice President, General Counsel and Secretary
Michael J. Lange	58	Vice Chairman, Senior Executive Vice President of Global Business Development, Marketing & Strategic Planning, and Director
Jonathan H. Wolk	57	Senior Executive Vice President and Chief Operating Officer

Sotirios J. Vahaviolos has been Executive Chairman since August 10, 2017. Prior to being named Executive Chairman, Dr. Vahaviolos had been our Chairman and Chief Executive Officer since he founded Mistras in 1978 under the name Physical Acoustics Corporation and was also our President until June 1, 2016. Prior to joining Mistras, Dr. Vahaviolos worked at AT&T Bell Laboratories. Dr. Vahaviolos received a B.S. in Electrical Engineering and graduated first in his engineering class from Fairleigh Dickinson University and received Masters Degrees in Electrical Engineering and Philosophy and a Ph.D. (EE) from the Columbia University School of Engineering. During Dr. Vahaviolos’ career in non-destructive testing, he has been elected

Fellow of The Institute of Electrical and Electronics Engineers, a member of The American Society for Nondestructive Testing (ASNT) where he served as its President from 1992-1993 and its Chairman from 1993-1994, a member of Acoustic Emission Working Group (AEWG) and an honorary life member of the International Committee for Nondestructive Testing. Additionally, he was the recipient of ASNT’s Gold Medal in 2001 and AEWG’s Gold Medal in 2005. He was also one of the six founders of NDT Academia International in 2008 headquartered in Brescia, Italy.

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

Edward J. Prajzner joined Mistras in January 2018. Prior to joining Mistras, Mr. Prajzner worked at CECO Environmental Corp., a global service provider to environmental, energy and filtration industries, and served as Chief Financial Officer and Secretary from 2014 to 2017, Vice President of Finance and Chief Accounting Officer from 2013 until his appointment as CFO in 2014, and Corporate Controller and Chief Accounting Officer from 2012 to 2013. Mr. Prajzner also served in senior finance roles at CDI Corporation (now AE Industrial Partners), and American Infrastructure (now Allan Myers). Mr. Prajzner began his career in public accounting at Ernst & Young, received his B.S. in accountancy from Villanova University, his MBA in finance from Temple University and is a certified public accountant.

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

Jonathan H. Wolk joined Mistras in November 2013 and served as Executive Vice President, Chief Financial Officer and Treasurer until August 10, 2017, when Mr. Wolk became Senior Executive Vice President and Chief Operating Officer. Mr. Wolk was also acting Chief Financial Officer from August 10, 2017 until the appointment of Mr. Prajzner on January 5, 2018. Prior to joining Mistras, Mr. Wolk served as Senior Vice President, Chief Financial Officer and Secretary of American Woodmark Corporation from 2004 until August 2013. Prior to American Woodmark, he served as the Chief Financial Officer and Treasurer of Tradecard, Inc., from 2000 to 2004, and was the global controller of GE Capital Real Estate from 1998 to 2000. Mr. Wolk started his career in public accounting at KPMG, received his B.S. in accounting from State University of New York-Albany and is a certified public accountant.

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

•	whether we can adequately capture opportunities that an acquired business may offer, including the expansion into new markets in which we have little to no experience or presence;

•	whether we value an acquired business properly when determining the purchase price and terms, and whether we are able to achieve the returns on the investment we expect;

•	whether an acquired business can achieve levels of revenues, profitability, productivity or cost savings we expect;

•	whether an acquired business is compatible with our culture and philosophy of doing business;

•	the unexpected loss of key personnel and customers of an acquired business;

•	the assumption of liabilities and risks (including environmental-related costs) of an acquired business, some of which may not be anticipated;

•
the potential disruption of our ongoing business and distraction of management and other personnel of us and the acquired business resulting from the efforts to acquire, then integrate, an acquired business;

•	the potential for greater exposure to risks associated with international operations; and

•
the amount and cost of funding (including borrowings under our credit agreement) to acquire and integrate other businesses (some of which may require substantial funding) and the impact of the acquisition and borrowing on our continued compliance with covenants in our credit agreement.

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

For the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, we generated approximately 34%, 33%, 36% and 28% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, France, the United Kingdom and Brazil. We also have operations in the Netherlands, Belgium, Greece and India. There are numerous risks inherent in doing business in international markets, including:

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

•
the impact of the United Kingdom exiting the European Union; the ultimate effects of Brexit on the Company are difficult to predict. The Company currently has subsidiaries that operate in the United Kingdom and Europe and our UK subsidiary and other European subsidiaries from time to time share employees and equipment. Brexit will make this sharing of employees and equipment more time consuming and expensive, which could cause disruptions and adversely affect the Company’s financial condition, operating results and cash flows.

•	restrictions or limitations on the repatriation of funds, or tax consequences on the non-repatriation of overseas operationally generated funds; and

•	other potentially adverse tax consequences.

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 56%, 58%, 55% and 56% of our revenues for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive approximately half of our revenues from this industry. Our services are vital to the operators of plants and refineries and we have expanded our services offerings, such as expanding our mechanical services capabilities. However, economic slowdowns or low oil prices have, and could continue to, result in cutbacks in contracts for our services. In addition, low oil prices could depress the level of new exploration and construction, which would adversely affect our market opportunities. If the oil and gas industry were to continue to operate in a market with low oil prices, our revenues, profits and cash flows may be reduced. While we continue to expand our market presence in the aerospace, power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns.

We expect to continue expanding and our success depends on how effectively we manage our growth.

We expect to continue experiencing growth, including through acquisitions, in the number of employees and the scope of our operations over the long-term. To effectively manage our anticipated future growth, we must continue to implement and improve our managerial, operational, compliance, financial and reporting systems and capabilities, expand our facilities and continue to recruit and train additional qualified personnel. We expect that all these measures will require significant expenditures and will demand the attention of management. Failure to manage our growth effectively could lead us to over or under-invest in technology and operations, result in weaknesses in our infrastructure, systems, compliance programs or controls, and give rise to operational mistakes, the loss of business opportunities, the loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our profit margins may suffer, our revenues could decline or may grow more slowly than expected and we may be unable to implement our business strategy as anticipated.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers. Taken as a group, our top ten customers were responsible for approximately 34%, 38%, 37% and 36% of our revenues for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 70% of our revenues for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016. These customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

An accident or incident involving our asset protection solutions could expose us to claims, harm our reputation and adversely affect our ability to compete for business and, as a result, harm our operating performance.

We could be exposed to liabilities arising out of the solutions we provide. For instance, we furnish the results of our testing and inspections for use by our customers in their assessment of their assets, facilities, plants and other structures. If such results were to be incorrect or incomplete, as a result of, for instance, poorly designed inspections, malfunctioning testing equipment or our employees’ failure to adequately test or properly record data, we could be subject to claims. Further, if an accident or incident involving a structure we tested occurs and causes personal injuries or property damage, such as the collapse of a bridge or an explosion in a facility, and particularly if these injuries or damages could have been prevented by our customers had we provided them with correct or complete results, we would likely face significant claims relating to personal injury, property damage or other losses. Even if our results are correct and complete, we may face claims for such injuries or damage simply because we tested the structure or facility in question. While we do have insurance, our insurance coverage may not be adequate to cover the damages from any such claims, forcing us to bear these uninsured damages directly, which could harm our operating results and may result in additional expenses and possible loss of revenues. An accident or incident for which we are found partially or fully responsible, even if fully insured, or even an incident at a customer or site for which we provide services although we were found not to be responsible, may also result in negative publicity, which would harm our reputation among our customers and the public, cause us to lose existing and future contracts or make it more difficult for us to compete effectively, thereby significantly harming our operating performance. In addition, the occurrence of an accident or incident might also make it more expensive or extremely difficult for us to insure against similar events in the future.

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

We may face risks regarding our information technology and security.

Significant disruptions of our information technology systems or breaches of information security could adversely affect our business. We rely upon information technology systems to operate many parts of our business. We routinely collect, store and transmit large amounts of sensitive or confidential information, including data from the results of our testing and inspections. We deploy and operate various technical and procedural controls to maintain the confidentiality and integrity of such sensitive or confidential information. In addition, we rely on third parties for significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and expertise, including organized criminal groups, “hacktivists,” and others. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance; however this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. The occurrence or perception of security breaches in connection with our asset protection solutions or our customers’ concerns about internet security or the security of our solutions, whether warranted or not, would likely harm our reputation and business, inhibit market acceptance of our asset protection solutions and cause us to lose customers, any of which would harm our financial condition and results of operations.

In addition, much of our computer and communications hardware is located at a single facility. We have a back-up data-center and storage in a different geographic area. Should a natural disaster or some other event occur that damages our primary data center or significantly disrupts its operation, such as human error, fire, flood, power loss, telecommunications failure, break-ins, terrorist attacks, acts of war and similar events, we could suffer temporary interruption of key functions and capabilities before the back-up facility is fully operational.

If we are unable to attract and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages, our operational performance may be harmed and our costs may increase.

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages. The demand for such employees fluctuates as the demand for NDT and inspection services fluctuates. When the demand for qualified technicians increases, we will often experience increased labor costs, which we may not recover in the amounts we can charge our customers. The markets for our products and services require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the American Petroleum Institute. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, preventing us from growing our business or causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

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

Due to the participation in multi-employer pension plans by our subsidiaries, these subsidiaries may face withdrawal liability.

Some of our workforce is unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs. Under these CBAs, we are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. Significant reductions in contributions to these pension plans, or events that result in our subsidiaries no longer contributing to these pension plans, can result in a complete or partial withdrawal liability under ERISA, which can be significant and adversely impact our earnings and cash flow. We incurred a $5.9 million charge in 2018 because of such a potential liability.

Events such as natural disasters, industrial accidents, epidemics, war and acts of terrorism, and adverse weather conditions could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, ranging from severe weather conditions to acts of war and terrorism. Any such events could cause a serious business disruption that reduces our customers’ need or interest in purchasing our asset protection solutions. In the past, such events have resulted in order cancellations and delays because customer equipment, facilities or operations have been damaged, or are not then operational or available. A large portion of our customer base has operations in the Gulf of Mexico, which is subject to hurricanes and tropical storms. Hurricane-related disruptions to our customers’ operations have adversely affected our revenues in the past. Such events in the future may result in substantial delays in the provision of solutions to our customers and the loss of valuable equipment. In addition, our results can be adversely impacted by severe winter weather conditions, which can result in lost work days and temporary closures of customer facilities or outdoor projects.  Any cancellations, delays or losses due to such events may significantly reduce our revenues and harm our operating performance.

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

We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. The European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposed significant new requirements on how companies process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach of the GDRP or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage the Company’s reputation and adversely impact product demand and customer relationships.

Deteriorations in economic conditions in certain markets or other factors may cause us to recognize impairment charges for our goodwill.

As of December 31, 2018, the carrying amount of our goodwill was approximately $279 million, of which approximately $36 million relates to our International segment. A significant portion of our International segment are concentrated in Europe and Brazil. Significant deterioration in industry or economic conditions in which we operate, disruptions to our business, not effectively integrating acquired businesses, or other factors, may cause impairment charges to goodwill in future periods.

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

Our business is seasonal. The fall and spring revenues are typically higher than our revenues in the winter and summer because demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. For instance, U.S. refineries’ non-peak periods are generally in the fall, when they are retooling to produce more heating oil for winter, and in the spring, when they are retooling to produce more gasoline for summer. As a result of these trends, we generally have reduced cash flows in the fall and spring, as collections of receivables lag behind revenues, possibly requiring us to borrow under our credit agreement. In addition, most of our operating expenses, such as employee compensation and property rental expense, are relatively fixed over the short term. Moreover, our spending levels are based in part on our expectations regarding future revenues. As a result, if revenues for a particular quarter are below expectations, we may not be able to proportionately reduce operating expenses for that quarter. We expect that the impact of seasonality will continue.

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

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our asset protection solutions. Patent protection is unavailable for certain aspects of the technology and operational processes important to our business and any patent or patent applications, trademarks or copyrights held by us or to be issued to us, may not adequately protect us. Some of our trademarks that are not in use may become available to others. To date, we have relied principally on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our intellectual property. However, we have not obtained confidentiality agreements from all our customers and vendors. Although we obligate our employees to confidentiality, we cannot be certain that these obligations will be honored or enforceable.

We may require additional capital to support business growth, which might not be available.

We intend to continue making investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new, or enhance our current, asset protection solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. While our current credit facility is meeting our current needs, any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, no assurance can be given that adequate or acceptable financing will be available to us, in which case we may not be able to grow our business, including through acquisitions, or respond to business challenges.

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

Dr. Sotirios J. Vahaviolos, our founder and Executive Chairman, owns approximately 35% of our outstanding common stock. As a result, Dr. Vahaviolos has significant control over our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

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

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 28,563,000 shares of common stock were outstanding as of March 12, 2019. In addition, we have approximately 3,023,000 shares of common stock reserved for issuance related to stock options and restricted stock units that were outstanding as of March 12, 2019. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

As of December 31, 2018, we operated approximately 125 offices in 10 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2018, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Gillette, Wyoming; Evanston, Wyoming and Jonquiere, Quebec. Our Services segment utilizes approximately 85 offices throughout North America (including Canada). Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 40 offices including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands, and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for our current needs.

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

Holders of Record

As of March 12, 2019, there were 8 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of 2018 pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 31, 2018	33,585	$19.59	—	$25,081,657
November 30, 2018	5,067	$16.92	—	$25,081,657
December 31, 2018	2,730	$14.38	—	$25,081,657

(1) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorizes the expenditure of up to $50.0 million for the purchase of the Company's common stock.

ITEM 6.                                              SELECTED FINANCIAL DATA

The following table presents selected financial data for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the fiscal years ended May 31, 2016, 2015 and 2014. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the audited consolidated financial statements and the notes thereto in Item 8 in this Annual Report.

	For the year ended December 31,		For the Transition period ended	For the year ended May 31,
	2018 (1)	2017 (2)	December 31, 2016 (3)	2016 (4)	2015 (4)	2014 (4)
		($ in thousands, except per share data)
Statement of Income Data:
Revenues	$742,354	$700,970	$404,161	$719,181	$711,252	$623,447
Gross profit	207,874	187,712	117,004	203,008	184,733	172,943
Income from operations	22,221	4,160	17,533	43,177	30,353	38,295
Net income (loss) attributable to Mistras Group, Inc.	$6,836	$(2,175)	$9,568	$24,654	$16,081	$22,518

Per Share Information:
Weighted average common shares outstanding:
Basic	28,406	28,422	28,989	28,856	28,613	28,365
Diluted	29,427	28,422	30,125	29,891	29,590	29,324
Earnings (loss) per common share:
Basic	$0.24	$(0.08)	$0.33	$0.85	$0.56	$0.79
Diluted	$0.23	$(0.08)	$0.32	$0.82	$0.54	$0.77

Balance Sheet Data:
Cash and cash equivalents	$25,544	$27,541	$19,154	$21,188	$10,555	$10,020
Total assets	694,037	554,441	469,427	482,675	471,727	443,972
Total long-term debt and obligations under capital leases, including current portion	303,617	181,491	103,466	104,776	132,822	97,563
Total Mistras Group, Inc. stockholders’ equity	$270,897	$270,619	$270,582	$276,163	$244,819	$242,104

Cash Flow Data:
Net cash provided by operating activities	$41,664	$55,799	$30,259	$68,124	$49,840	$36,873
Net cash used in investing activities	(155,450)	(102,797)	(17,374)	(16,752)	(49,651)	(38,005)
Net cash (used in) provided by financing activities	113,969	53,045	(12,869)	(40,378)	2,066	3,262

1 - Includes pre-tax charges of $9.4 million relating to special items. See the Income from Operations table in Item 7 for a description of these items. The impact of these items, net of taxes, on net income and diluted earnings per share was $9.3 million and $0.32, respectively, including a $1.7 million tax charge related to the Tax Act.

2 - Includes pre-tax charges of $21.0 million relating to special items. The impact of these items, net of taxes, on net income and diluted earnings per share was $14.9 million and $0.51, respectively, including a $2.0 million tax charge related to the Tax Act.

3- Includes pre-tax charges of $2.2 million relating to special items. The impact of these items, net of taxes, on net income and diluted earnings per share was ($1.6) million and ($0.05), respectively.

4 - Includes pre-tax charges (benefits) of $6.0 million in fiscal 2016, $0.1 million in fiscal 2015 and $(2.4) million in fiscal 2014 relating to special items. Net income was (decreased) increased by these items, net of taxes, by ($3.2) million in fiscal 2016, $1.0 million in fiscal 2015 and $2.4 million in fiscal 2014, respectively. The (decrease) increase of these items on diluted earnings per share were ($0.11) in fiscal 2016, $0.03 in fiscal 2015 and $0.08 in fiscal 2014, respectively.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) provides a narrative of our results of operations for the years ended December 31, 2018, 2017 and 2016, the transition period ended December 31, 2016 and the comparable period ended December 31, 2015 (which is referred to as "transition period 2015") and our financial position as of December 31, 2018 and December 31, 2017. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our growing network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including engineering assessments, heat tracing, pre-inspection insulation stripping, inspections, coating applications, reinsulation, and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include oil and gas (downstream, midstream, upstream and petrochemical), commercial aerospace and defense, power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, transportation, primary metals and metalworking and research and engineering institutions.

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

In regards to the Onstream acquisition, completed in December 2018, it helps support many of our Corporate initiatives. Onstream's strong presence in inline inspection provides us with a strong foundation within the midstream Oil and Gas market, which is an important piece of our overall growth strategy. We expect to generate new business opportunities through introduction of our inline inspection capabilities to existing midstream customers. Onstream also provides us with an additional digital solution with their Streamview™ software, which is an innovative application of advanced digital technology.

Demand for outsourced asset protection solutions has generally increased over the last ten years, creating demand from which our entire industry has benefited. We believe continued growth can be realized in all of our target markets. During the first half of 2017, market conditions were soft, driven by lower oil prices which caused many of the Company’s oil and gas customers to curtail spending for our services and products. However, during the second half of 2017, market conditions strengthened and continued to improve throughout 2018, with oil and gas customer spending patterns rebounding from low prior year levels described above. These improved conditions led to a catch-up from the pent-up demand of deferred work during the Spring of 2018 as well as a healthier level of market activity for projects and turnarounds. Although oil prices decreased in the last two months of 2018, they have started to rebound during the early months of 2019. Subject to oil price fluctuations, we expect relatively stable oil and gas customer spending for inspection services throughout 2019. In addition, demand for our services in the aerospace industry are strong and we are focused on expanding our capabilities to service this market.

In addition, we have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional products, technologies, resources and customers that we believe will enhance our advantages over our competition.

Note about Non-GAAP Measures

In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income (loss) before special items" is used for each of our three segments, the Corporate segment and the Total Company, with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to the Company’s or Segment’s core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

We believe investors and other users of our financial statements benefit from the presentation of "Income (loss) before special items” for each of our three segments, the Corporate segment and the Total Company in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for GAAP and/or necessarily comparable to other companies non-GAAP financial measures.

Consolidated Results of Operations

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2016 to December 31, 2016. In this Annual Report on Form 10-K, the periods presented are the years ended December 31, 2018 and 2017, the seven-month transition period from June 1, 2016 to December 31, 2016 and the year ended May 31, 2016. For comparison purposes, we have also included unaudited data for the year ended December 31, 2016 and for the seven months ended December 31, 2015.

Year ended December 31, 2018 vs. Year ended December 31, 2017

The following table summarizes our consolidated statements of operations for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
	($ in thousands)
Revenues	$742,354	$700,970
Gross profit	207,874	187,712
Gross profit as a % of Revenue	28%	27%
Total operating expenses	185,653	183,552
Operating expenses as a % of Revenue	25%	26%
Income from operations	22,221	4,160
Income from operations as a % of Revenue	3%	1%
Interest expense	7,950	4,386
Income (loss) before provision for income taxes	14,271	(226)
Provision for income taxes	7,426	1,942
Net income (loss)	6,845	(2,168)
Less: net income attributable to noncontrolling interests, net of taxes	9	7
Net income (loss) attributable to Mistras Group, Inc.	$6,836	$(2,175)

Revenues

Revenues by segment for the years ended December 31, 2018 and 2017 were as follows:

	For the year ended December 31,
	2018	2017
	($ in thousands)
Revenues
Services	$574,619	$543,565
International	153,448	144,265
Products and Systems	23,426	23,297
Corporate and eliminations	(9,139)	(10,157)
	$742,354	$700,970

Revenue was $742.4 million for the year ended December 31, 2018, an increase of $41.4 million, or 6%, compared with the year ended December 31, 2017. The increase was driven by the Services segment, which increased by $31.1 million, or 6%, as well as an increase of $9.2 million, or 6% from the International segment. Revenue from the Products and Systems segment was consistent over the respective periods. The Services segment increase was driven by mid-single digit acquisition growth. The International segment increase was driven by low-single digit organic growth as well as low-single digit favorable impact of foreign exchange rates.

Revenues from oil and gas customers comprised 56% and 58% for the years ended December 31, 2018 and 2017, respectively. Revenues from aerospace and defense customers comprised 15% and 13% for the years ended December 31, 2018 and 2017, respectively.

Gross Profit
Gross profit by segment for the years ended December 31, 2018 and December 31, 2017 was as follows:

	For the year ended December 31,
	2018	2017
	($ in thousands)
Gross profit
Services	$151,974	$139,160
% of segment revenue	26.4%	25.6%
International	45,464	38,974
% of segment revenue	29.6%	27.0%
Products and Systems	10,560	9,798
% of segment revenue	45.1%	42.1%
Corporate and eliminations	(124)	(220)
	$207,874	$187,712
% of total revenue	28.0%	26.8%

Gross profit increased $20.2 million, or 11%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, with a sales increase of 6%. Gross profit margin was 28.0% and 26.8% for the years ended December 31, 2018 and 2017, respectively. Services segment gross profit margins had a year-on-year increase of 80 basis points to 26.4% for the year ended December 31, 2018, which primarily reflected an improved sales mix. International segment gross margins had a year-on-year increase of 260 basis points to 29.6% for the year ended December 31, 2018. This increase was primarily driven by higher utilization of technical labor and overhead, a more favorable sales mix and exiting a poor margin contract from the prior year. Products and Systems segment gross margins improved by 300 basis points for the year ended December 31, 2018 to 45.1%, driven by a more favorable sales mix.

Income from Operations. The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
	($ in thousands)
Services:
Income from operations (GAAP)	$47,126	$46,677
Pension withdrawal expense	5,886	—
Bad debt provision for troubled customers	650	1,200
Reorganization and other costs	458	684
Acquisition-related expense, net	576	392
Income before special items (non-GAAP)	54,696	48,953

International:
Income from operations (GAAP)	3,953	3,537
Reorganization and other costs	3,966	1,055
Acquisition-related (benefit), net	(409)	(501)
Income before special items (non-GAAP)	7,510	4,091

Products and Systems:
Income (loss) from operations (GAAP)	2,368	(16,991)
Impairment charges	—	15,810
Gain on sale of subsidiary	(2,384)	—
Reorganization and other costs	29	18
Income (loss) before special items (non-GAAP)	13	(1,163)

Corporate and Eliminations:
Loss from operations (GAAP)	(31,226)	(29,063)
Litigation charges	—	1,600
Reorganization and other costs	305	184
Acquisition-related expense, net	365	591
Loss before special items (non-GAAP)	(30,556)	(26,688)

Total Company:
Income from operations (GAAP)	$22,221	$4,160
Litigation charges	—	1,600
Pension withdrawal expense	5,886	—
Gain on sale of subsidiary	(2,384)	—
Impairment charges	—	15,810
Bad debt provision for troubled customers	650	1,200
Reorganization and other costs	4,758	1,941
Acquisition-related expense, net	532	482
Income before special items (non-GAAP)	$31,663	$25,193

Total Company income from operations (GAAP) increased by $18.1 million, or 434% compared to the year ended December 31, 2017. Total Company income before special items (non-GAAP) increased by $6.5 million or 26% compared with the year ended December 31, 2017. Income before special items improved by 70 basis points to 4.3% for the year ended December 31, 2018 from 3.6% for the year ended December 31, 2017.

Operating expenses (GAAP), as a percentage of revenue, decreased to 25% for the year ended December 31, 2018 compared to 26% for the year ended December 31, 2017. Operating expenses, excluding special items (non-GAAP), as a percentage of revenues, was 24% for the year ended December 31, 2018 compared to 23% for the year ended December 31, 2017. For the GAAP decrease, the chart above highlights the expense items that resulted in a lower operating expense percentage for 2018, in addition to the fact that revenues in 2018 were higher by $41 million. The non-GAAP increase was primarily driven by approximately $6.5 million of additional expenses in 2018 from 2017 acquisitions in our Services segment. In addition, there was approximately $4.0 million of additional Corporate expenses in 2018 compared to 2017 as a result of additional headcount and increase in professional fees. There was an increase of $1.1 million in research and engineering expenses, primarily from our Products segment. The Company incurred approximately $0.7 million more transactional foreign exchange expense as a result of a stronger U.S. dollar.

The workforce of certain of the Company’s subsidiaries is unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs. Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management has explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability. As of September 30, 2018, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multiemployer pension plans and estimated that the total amount of this potential liability is approximately $5.9 million. Accordingly, the Company recorded a charge of $5.9 million during the year ended December 31, 2018 for this potential withdrawal liability.

During the year ended December 31, 2018, the Company recorded approximately $1.2 million, in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, General and Administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but has not recorded the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of December 31, 2018.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority. Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it will not renew several of these leasing services contracts when they expire beginning in 2019. Due to the cap on the length of service allowed under the German Labor Lease Act, employees will have to be transitioned off the customer contracts. It is expected that the German subsidiary then will either terminate these employees, creating a severance obligation to the terminated employees, or transition them to the Company's other customers. As of December 31, 2018, the Company had over 200 employees under current staff leasing contracts, which expire through 2021. As of December 31, 2018, the Company estimated it would be required to pay approximately $1.6 million in severance for these employees not otherwise transitioned, and accordingly recorded an accrual for this amount which is included within Selling, General and Administrative expenses for the year ended December 31, 2018.

Interest Expense

Interest expense was $8.0 million and $4.4 million for the years ended December 31, 2018 and December 31, 2017, respectively. The increase was primarily related to increased borrowings on the Company's credit agreement throughout the year, which were primarily attributable to acquisitions completed during 2017 and 2018, and to a lesser extent, from an increase in the base borrowing rate.

Income Taxes

Our effective income tax rate was approximately 52.0% for the year ended December 31, 2018, compared to (857.9)% for the year ended December 31, 2017. The change in effective tax rate was primarily driven by tax reform in the United States.

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is complex and significantly changes the U.S. corporate tax system. Our financial statements for the year ended December 31, 2017 reflected certain effects of the Tax Act which includes a reduction in the corporate tax rate from 35% to 21%, imposition of a tax on unrepatriated foreign earnings (“the transition tax”), and a reduction to deferred tax assets attributable to changes made to executive compensation rules. As a result of the changes to tax laws and tax rates under the Tax Act, we incurred an increase in income tax expense of $1.9 million during the year ended December 31, 2017, which consisted primarily of a $2.3 million decrease in our net deferred tax liabilities due to the reduction in the federal corporate tax rate from 35% to 21%, an increase of $3.9 million in tax expense attributable to the transition tax, and a decrease in deferred tax assets of $0.3 million due to changes made to executive compensation rules. During the year ended December 31, 2018, the company completed the accounting for the effects of the Tax Act on the period ended December 31, 2017, which resulted in income tax expense of $1.7 million. This consisted primarily of an increase of $0.1 million in our net deferred tax liabilities due to the reduction in the federal corporate rate from 35% to 21%, an increase of $1.3 million in tax expense attributable to the transition tax, and a decrease in deferred tax assets of $0.4 million due to changes made to executive compensation. Additionally, as a result of the Tax Act, we incurred an income tax expense of $0.6 million during the year ended December 31, 2018 which consists primarily of an increase of $0.3 million in the tax expense attributable to the global intangible low-taxed income ("GILTI"), an increase of $0.2 million for non-deductible executive compensation, and an increase of $0.1 million for non-deductible fringe benefits.
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

Income from Operations. The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016 (unaudited)
	($ in thousands)
Services:
Income from operations (GAAP)	$46,677	$37,788
Litigation charges	—	6,320
Bad debt provision for a customer bankruptcy	1,200	—
Severance costs	684	77
Asset write-offs and lease terminations	—	—
Acquisition-related (benefit) expense, net	392	(232)
Income before special items (non-GAAP)	48,953	43,953

International:
Income from operations (GAAP)	3,537	12,908
Severance costs	1,055	1,184
Asset write-offs and lease terminations	—	1,042
Acquisition-related (benefit) expense, net	(501)	(42)
Income before special items (non-GAAP)	4,091	15,092

Products and Systems:
Loss from operations (GAAP)	(16,991)	(180)
Impairment charges	15,810	—
Severance costs	18	31
Loss before special items (non-GAAP)	(1,163)	(149)

Corporate and Eliminations:
Loss from operations (GAAP)	(29,063)	(24,970)
Litigation charges	1,600	—
Severance costs	184	133
Acquisition-related expense (benefit), net	591	269
Loss before special items (non-GAAP)	(26,688)	(24,568)

Total Company:
Income from operations (GAAP)	$4,160	$25,546
Litigation charges	1,600	6,320
Impairment charges	15,810	—
Bad debt provision for a customer bankruptcy	1,200	—
Severance costs	1,941	1,425
Asset write-offs and lease terminations	—	1,042
Acquisition-related (benefit) expense, net	482	(5)
Income before special items (non-GAAP)	$25,193	$34,328

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

Income from Operations. The following table shows a reconciliation of the segment income from operations to income before for the transition periods ended December 31, 2016 and 2015:

	For the transition period ended December 31,
	2016	2015 (unaudited)
	($ in thousands)
Services:
Income from operations (GAAP)	$22,411	$37,175
Severance costs	77	188
Acquisition-related expense (benefit), net	236	(593)
Income before special items (non-GAAP)	22,724	36,770

International:
Income from operations (GAAP)	10,597	6,888
Severance costs	474	175
Asset write-offs and lease terminations	1,042	—
Acquisition-related expense (benefit), net	29	(457)
Income before special items (non-GAAP)	12,142	6,606

Products and Systems:
(Loss) income from operations (GAAP)	(254)	2,613
Severance costs	14	17
(Loss) income before special items (non-GAAP)	(240)	2,630

Corporate and Eliminations:
Loss from operations (GAAP)	(15,221)	(11,578)
Severance costs	133	—
Acquisition-related expense (benefit), net	231	91
Loss before special items (non-GAAP)	(14,857)	(11,487)

Total Company:
Income from operations (GAAP)	$17,533	$35,098
Severance costs	698	380
Asset write-offs and lease terminations	1,042	—
Acquisition-related expense (benefit), net	496	(959)
Income before special items (non-GAAP)	$19,769	$34,519

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

Liquidity and Capital Resources

Overview

The Company has funded its operations from cash provided from operations, bank borrowings and capital lease financings. Management believes that the Company's existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our credit agreement will be more than sufficient to meet anticipated cash needs over the next 12 months. The Company generated operating cash flow of $41.7 million for the year ended December 31, 2018, $55.8 million for the year ended December 31, 2017, $63.2 million for the year ended December 31, 2016 and $30.3 million for the transition period ended December 31, 2016. The Company generated operating cash flow of $68.1 million in fiscal 2016. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $21.1 million, $20.6 million, $15.9 million, $9.8 million and $16.2 million for the years ended December 31, 2018, 2017 and 2016, the transition period ended December 31, 2016 and fiscal 2016, respectively.

Cash Flows Table

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016, the transition period ended December 31, 2016 and fiscal 2016:

	For the year ended December 31,			For the Transition period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016	2016
($ in thousands)			(unaudited)
Net cash provided by (used in):
Operating activities	$41,664	$55,799	$63,211	$30,259	$68,124
Investing activities	(155,450)	(102,797)	(22,408)	(17,374)	(16,752)
Financing activities	113,969	53,045	(30,031)	(12,869)	(40,378)
Effect of exchange rate changes on cash	(2,180)	2,340	(1,217)	(2,050)	(361)
Net change in cash and cash equivalents	$(1,997)	$8,387	$9,555	$(2,034)	$10,633

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2018 was $41.7 million, a decline of $14 million from the prior year. The decrease was primarily attributable to movements in working capital, including the timing of collections on accounts receivable.

Cash provided by operating activities for the year ended December 31, 2017 was $55.8 million, a decline of $8 million from the prior year. The decrease was primarily attributable to a lower level of net income, exclusive of the $15.8 million impairment charge during 2017.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $155.5 million, principally due to $135.7 million of acquisitions, net of dispositions, and $21.1 million purchases of property, plant and equipment and intangible assets.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $114.0 million, derived from our net borrowings for the year of $125.2 million, which were primarily used to fund acquisitions, offset by $6.2 million of net repayments of other debt and capital lease obligations and $2.3 million of contingent consideration payments.

Net cash provided by financing activities for the year ended December 31, 2017 was $53.0 million, derived from our net borrowings for the year of $71.5 million, which were primarily used to fund acquisitions, offset principally by $15.9 million of treasury stock purchases. Net cash used in financing activities for the year ended December 31, 2016 was $30.0 million, driven primarily by $17.3 million of net repayments of debt and $9.0 million of treasury stock purchases.

Net cash used in financing activities for the transition period ended December 31, 2016 was $12.9 million, driven primarily by $9 million of treasury stock purchases and $2 million of net repayments of debt.

Net cash used in financing activities in fiscal 2016 of $40 million consisted primarily of net repayments of debt totaling $36 million.

Cash Balance and Credit Facility Borrowings

As of December 31, 2018, the Company had cash and cash equivalents totaling $25.5 million, of which $24.9 million is outside of the United States, and available borrowing capacity of up to $112.9 million under its credit agreement (as defined below). Borrowings of $281.7 million and letters of credit of $5.4 million were outstanding under the credit agreement at December 31, 2018. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

On December 13, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement increased the Company’s revolving line of credit from $250 million to $300 million and provides that under certain circumstances the line of credit can be increased to $450 million. In addition, the Credit Agreement provided the Company with a $100 million senior secured term loan A facility. The Company increased its borrowing capacity under the Credit Agreement primarily to fund an acquisition in December 2018. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023. The Company may continue to borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus (h) certain amounts of EBITDA of acquired business for the prior twelve months, plus (i) certain expenses related to the closing of the Credit Agreement, plus (j) non-cash expenses which do not (in the current or any future period) represent a cash item (excluding non-cash gains which increase net income), plus

(k) non-recurring charges (not to exceed $10 million in the four consecutive quarters immediately preceding the date of determination) for items such as severance, lease termination charges, asset write-offs and litigation settlements paid, and multi-employer pension plan withdrawal liabilities, all determined for the period of four consecutive fiscal quarters immediately preceding the date of determination of EBITDA. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 1.0 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.25 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company and is guaranteed by some of our subsidiaries.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 4.25 to 1 through December 31, 2018, reducing to a maximum permitted ratio of 3.50 to 1 as of March 31, 2020 and all quarterly periods thereafter, and a Fixed Charge Coverage Ratio of at least 1.25 to 1. Fixed Charge Coverage Ratio means the ratio, as of any date of determination, of (a) (i) EBITDA for the 12 month period immediately preceding the date of determination, taken together as one accounting period, less (ii) the aggregate amount of all capital expenditures made during the period, less (iii) taxes paid in cash during the period, less (iv) Restricted Payments paid in cash during the period, -to- (b) the sum of (i) all interest, premium payments, debt discount, fees, charges and related expenses of us and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case, to the extent treated as interest in accordance with U.S. generally accepted accounting principles ("GAAP") and to the extent paid in cash during the period, (ii) the aggregate principal amount of all redemptions or similar acquisitions for value of outstanding debt for borrowed money or regularly scheduled principal payments made during the period, but excluding any such payments to the extent refinanced through the incurrence of additional Indebtedness otherwise expressly permitted under the Credit Agreement, and (iii) payments made during the period under all leases that have been or should be, in accordance with GAAP as in effect for our 2017 audited financial statement, recorded as capitalized leases. Beginning in 2020, the Company can elect to increase the maximum Funded Debt Leverage Ratio to 4.0 to 1 for four fiscal quarters immediately following the fiscal quarter in which the Company acquires another business, with the maximum permitted ratio reducing back to 3.5 to 1 in the fifth fiscal quarter following such acquisition. The Company can make this election twice during the term of the Credit Agreement.

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

As of December 31, 2018, the Company was in compliance with the terms of the Credit Agreement, and has undertaken to continuously monitor compliance with these covenants.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow generated from our operating activities and borrowings under our Credit Agreement. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. Acquisitions are funded through available cash and borrowings under the Credit Agreement.

Future Uses of Cash

We expect our future uses of cash will primarily be for acquisitions, international expansion, stock repurchases, purchases or manufacture of field testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we will need to fund a certain amount of replacement equipment, including our fleet vehicles. We historically spend approximately 2% to 3% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for the year ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and for fiscal 2016 were approximately 3%, 3%, 2% and 2% of revenues, respectively.

Our future acquisitions may also require capital. We acquired one company during the year ended December 31, 2018 and three companies during the year ended December 31, 2017 for an aggregate cash outlay of $227 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future acquisition and capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, capital leases, long-term debt repayments and various other obligations as they arise.

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

The following table summarizes our outstanding contractual obligations as of December 31, 2018:

($ in thousands)	Total	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	Thereafter
Long-term debt (1)	$290,620	$6,831	$6,515	$8,750	$11,030	$255,043	$2,451
Capital lease obligations (2)	13,987	4,686	3,489	2,757	1,475	807	773
Operating lease obligations	45,762	10,939	8,764	6,327	4,826	4,239	10,667
Contingent consideration obligations (3)	2,365	1,687	678	—	—	—	—
Purchase commitments (4)	2,145	—	—	2,145	—	—	—
Total	$354,879	$24,143	$19,446	$19,979	$17,331	$260,089	$13,891
________________________________

(1)	Consists primarily of the principal portion of borrowings from our senior credit facility and seller notes payable in connection with our acquisitions and includes the current portion outstanding.

(2)	Includes estimated cash interest to be paid over the remaining terms of the leases.

(3)	Consists of payments deemed reasonably likely to occur in connection with our acquisitions.

(4) Consists of the remaining portion of a three-year cumulative agreement to purchase products from the buyer associated with the sale of a subsidiary.

Off-Balance Sheet Arrangements

During the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 as well as fiscal 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies that we believe require more significant estimates and assumptions include: revenue recognition, long-lived assets and goodwill. We base our estimates and assumptions on historical experience, known or expected trends and various other assumptions that we believe to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause our future results to be significantly affected.

We believe that the following critical accounting policies comprise the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

The majority of the Company's revenues are derived from providing services on a time and material basis and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2018 and December 31, 2017, we had $93.9 million and $87.1 million in net property, plant and equipment, respectively, and $111.4 million and $63.7 million in intangible assets, net, respectively. During the third quarter of 2017, there was a triggering event in the Products and Systems segment that resulted in a $2.6 million impairment charge of long-lived assets. (See Note 9 in the notes to consolidated financial statements in Item 8 of this Annual Report for further details) During the transition period ended December 31, 2016, $0.8 million of specifically identified assets were written off.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment). Our annual impairment test is conducted on the first day of our fourth quarter, which is October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the third quarter of 2017, there was a triggering event in the Products and Systems segment that resulted in a $13.2 million goodwill impairment charge. See Note 8 in the notes to consolidated financial statements in Item 8 of this Annual Report for further details.

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

Acquisitions

We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities as well as identifiable intangible assets, such as customer relationships, technology, non-compete agreements and trade names. Allocations are based on estimated fair values of assets and liabilities, which reflects assumptions that would be made by typical market participants if they were to buy or sell each asset on an individual asset basis. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisitions' future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements as defined in Accounting Standards Update ("ASC") 820 Fair Value Measurements and Disclosure. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. We typically engage third-party valuation experts to assist in determining the fair values for both identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 to the consolidated financial statements.

ITEM 7A.                                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The Company’s investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $300.0 million revolving credit facility as well as our $100.0 million senior secured term loan A facility are based on an LIBOR, plus an additional margin based on our Funded Debt Leverage Ratio. Based on the amount of variable rate debt, $181.7 million at December 31, 2018, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $2.8 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. Translation adjustments for these movements are recorded as a separate component of Accumulated Other Comprehensive Income in Shareholder Equity. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. An unfavorable 10% change (strengthening) in the average U.S. Dollar exchange rates for the year ended December 31, 2018 would cause a decrease in consolidated operating income of approximately $0.5 million and a favorable 10% change (weakening) would cause an increase of approximately $0.6 million. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2018, the seven month transition period ended December 31, 2016, and the year ended May 31, 2016, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, the seven month transition period ended December 31, 2016, and the year ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Onstream Holdings, Inc. during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Onstream Holdings, Inc.’s internal control over financial reporting associated with total assets of 2.1% and total revenues of 0.1% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Onstream Holdings, Inc.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Short Hills, New Jersey

March 15, 2019

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$25,544	$27,541
Accounts receivable, net	148,324	138,080
Inventories	13,053	10,503
Prepaid expenses and other current assets	15,870	18,884
Total current assets	202,791	195,008
Property, plant and equipment, net	93,895	87,143
Intangible assets, net	111,395	63,739
Goodwill	279,259	203,438
Deferred income taxes	1,930	1,606
Other assets	4,767	3,507
Total Assets	$694,037	$554,441

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,863	$10,362
Accrued expenses and other current liabilities	73,895	65,561
Current portion of long-term debt	6,833	2,358
Current portion of capital lease obligations	3,922	5,875
Income taxes payable	1,958	6,069
Total current liabilities	100,471	90,225
Long-term debt, net of current portion	283,787	164,520
Obligations under capital leases, net of current portion	9,075	8,738
Deferred income taxes	23,148	8,803
Other long-term liabilities	6,482	11,363
Total Liabilities	422,963	283,649

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,562,608 and 28,294,968 shares issued	285	282
Additional paid-in capital	226,616	222,425
Retained earnings	71,553	64,717
Accumulated other comprehensive loss	(27,557)	(16,805)
Total Mistras Group, Inc. stockholders’ equity	270,897	270,619
Non-controlling interests	177	173
Total Equity	271,074	270,792
Total Liabilities and Equity	$694,037	$554,441

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	For the year ended December 31,		For the transition period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016

Revenue	$742,354	$700,970	$404,161	$719,181
Cost of revenue	512,024	492,238	274,298	494,911
Depreciation	22,456	21,020	12,859	21,262
Gross profit	207,874	187,712	117,004	203,008
Selling, general and administrative expenses	166,352	153,025	91,058	141,229
Impairment charges	—	15,810	—	—
Pension withdrawal expense	5,886	—	—	—
Gain on sale of subsidiary	(2,384)	—	—	—
Research and engineering	3,310	2,272	1,577	2,523
Depreciation and amortization	11,957	10,363	6,340	11,212
Acquisition-related expense (benefit), net	532	482	496	(1,453)
Litigation charges	—	1,600	—	6,320
Income from operations	22,221	4,160	17,533	43,177
Interest expense	7,950	4,386	2,052	4,762
Income (loss) before provision for income taxes	14,271	(226)	15,481	38,415
Provision for income taxes	7,426	1,942	5,870	13,765
Net income (loss)	6,845	(2,168)	9,611	24,650
Less: net income (loss) attributable to noncontrolling interests, net of taxes	9	7	43	(4)
Net income (loss) attributable to Mistras Group, Inc.	$6,836	$(2,175)	$9,568	$24,654
Earnings (loss) per common share
Basic	$0.24	$(0.08)	$0.33	$0.85
Diluted	$0.23	$(0.08)	$0.32	$0.82
Weighted average common shares outstanding:
Basic	28,406	28,422	28,989	28,856
Diluted	29,427	28,422	30,125	29,891

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,		For the transition period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Net income (loss)	$6,845	$(2,168)	$9,611	$24,650

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,752)	12,919	(9,625)	1,014
Comprehensive (loss) income	(3,907)	10,751	(14)	25,664
Less: net income (loss) attributable to noncontrolling interests	9	7	43	(4)
Foreign currency translation adjustments attributable to noncontrolling interests	(5)	4	6	1
Comprehensive (loss) income attributable to Mistras Group, Inc.	$(3,921)	$10,748	$(51)	$25,669

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total Equity
Balance at May 31, 2015	28,703	$287	—	$—	$208,064	$57,581	$(21,113)	$244,819	$193	$245,012

Net income	—	—	—	—	—	24,654	—	24,654	(4)	24,650
Other comprehensive income, net of tax	—	—	—	—	—	—	1,014	1,014	(64)	950
Share-based payments	—	—	—	—	6,394	—	—	6,394	—	6,394
Net settlement on vesting of restricted stock units	182	2	—	—	(1,093)	—	—	(1,091)	—	(1,091)
Excess tax benefit from share-based payment compensation	—	—	—	—	(170)	—	—	(170)	—	(170)
Exercise of stock options	55	1	—	—	542	—	—	543	—	543
Balance at May 31, 2016	28,940	$290	—	$—	$213,737	$82,235	$(20,099)	$276,163	$125	$276,288
Net income	—	—	—	—	—	9,568	—	9,568	43	9,611
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,625)	(9,625)	(6)	(9,631)
Share-based payments	—	—	—	—	4,627	—	—	4,627	—	4,627
Net settlement on vesting of restricted stock units	212	2	—	—	(2,325)	—	—	(2,323)	—	(2,323)
Excess tax benefit from share-based payment compensation	—	—	—	—	568	—	—	568	—	568
Purchase of treasury stock	—	—	(420)	(9,000)	—	—	—	(9,000)	—	(9,000)
Exercise of stock options	65	—	—	—	604	—	—	604	—	604
Balance at December 31, 2016	29,217	$292	(420)	$(9,000)	$217,211	$91,803	$(29,724)	$270,582	$162	$270,744
Net loss	—	—	—	—	—	(2,175)	—	(2,175)	7	(2,168)
Other comprehensive income, net of tax	—	—	—	—	—	—	12,919	12,919	4	12,923
Share-based payments	—	—	—	—	6,588	—	—	6,588	—	6,588
Net settlement on vesting of restricted stock units	187	2	—	—	(1,649)	—	—	(1,647)	—	(1,647)
Retirement of treasury stock	(1,146)	(12)	1,146	24,923	—	(24,911)	—	—	—	—
Purchase of treasury stock	—	—	(726)	(15,923)	—	—	—	(15,923)	—	(15,923)
Exercise of stock options	37	—	—	—	275	—	—	275	—	275
Balance at December 31, 2017	28,295	$282	—	$—	$222,425	$64,717	$(16,805)	$270,619	$173	$270,792
Net income	—	—	—	—	—	6,836	—	6,836	9	6,845
Other comprehensive income, net of tax	—	—	—	—	—	—	(10,752)	(10,752)	(5)	(10,757)
Share-based payments	243	3	—	—	6,106	—	—	6,109	—	6,109
Net settlement on vesting of restricted stock units	—	—	—	—	(2,188)	—	—	(2,188)	—	(2,188)
Exercise of stock options	25	—	—	—	273	—	—	273	—	273
Balance at December 31, 2018	28,563	$285	—	$—	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,		For the transition period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Cash flows from operating activities
Net income (loss)	$6,845	$(2,168)	$9,611	$24,650
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	34,413	31,383	19,199	32,474
Deferred income taxes	1,859	(4,854)	(174)	240
Share-based compensation expense	6,107	6,574	4,559	6,514
Impairment charges	—	15,810	—	—
Bad debt provision for troubled customers	650	1,200	—	—
Gain on sale of subsidiary	(2,384)	—	—	—
Fair value adjustments to contingent consideration	(716)	(463)	262	(2,066)
Other	1,773	79	559	(1,052)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(10,349)	2,490	4,123	(4,999)
Inventories	(2,764)	(117)	628	1,595
Prepaid expenses and other assets	1,400	(1,904)	(4,453)	(1,812)
Accounts payable	2,948	2,574	(3,667)	254
Accrued expenses and other liabilities	5,663	4,188	(2,301)	10,187
Income taxes payable	(3,781)	1,007	1,913	2,139
Net cash provided by operating activities	41,664	55,799	30,259	68,124
Cash flows from investing activities
Purchase of property, plant and equipment	(20,584)	(19,314)	(9,093)	(14,864)
Purchase of intangible assets	(541)	(1,255)	(697)	(1,315)
Disposition of business	4,239	—	—	—
Acquisition of businesses, net of cash acquired	(139,980)	(83,424)	(8,262)	(1,743)
Proceeds from sale of equipment	1,416	1,196	678	1,170
Net cash used in investing activities	(155,450)	(102,797)	(17,374)	(16,752)
Cash flows from financing activities
Repayment of capital lease obligations	(5,813)	(6,492)	(4,490)	(7,870)
Proceeds from borrowings of long-term debt	2,358	6,653	386	2,737
Repayment of long-term debt	(2,746)	(2,101)	(11,919)	(17,580)
Proceeds from revolver	175,176	124,000	48,400	55,800
Repayments of revolver	(49,991)	(50,600)	(34,300)	(69,600)
Payments of debt issuance costs	(826)	(560)	—	—
Payment of contingent consideration for business acquisitions	(2,277)	(560)	(795)	(3,147)
Purchases of treasury stock	—	(15,923)	(9,000)	—
Taxes paid related to net share settlement of share-based awards	(2,185)	(1,647)	(2,323)	(1,091)
Excess tax benefit from share-based compensation	—	—	568	(170)
Proceeds from the exercise of stock options	273	275	604	543
Net cash provided by (used in) financing activities	113,969	53,045	(12,869)	(40,378)
Effect of exchange rate changes on cash and cash equivalents	(2,180)	2,340	(2,050)	(361)
Net change in cash and cash equivalents	(1,997)	8,387	(2,034)	10,633
Cash and cash equivalents:
Beginning of period	27,541	19,154	21,188	10,555
End of period	$25,544	$27,541	$19,154	$21,188
Supplemental disclosure of cash paid
Interest	$7,751	$4,264	$2,079	$4,151
Income taxes	$10,983	$3,063	$8,119	$10,686
Noncash investing and financing
Equipment acquired through capital lease obligations	$4,845	$3,185	$1,829	$8,248
Issuance of notes payable and other debt obligations primarily related to acquisitions	$—	$—	$325	$—

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies and Practices

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

On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year from May 31 to December 31, effective December 31, 2016. In connection with this change, the Company previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2016 to December 31, 2016. In this Annual Report, the periods presented are the years ended December 31, 2018 and 2017, the seven-month transition period from June 1, 2016 to December 31, 2016 and the year ended May 31, 2016. The Company has also included unaudited data for the year ended December 31, 2016 and for the seven months ended December 31, 2015 (See Note 21).

For fiscal 2016, Mistras Group, Inc.’s and its subsidiaries’ fiscal years ended on May 31 except for the subsidiaries in the International segment, which ended on April 30. Accordingly, the Company’s International segment subsidiaries were consolidated on a one-month lag. Therefore, in the quarter and year of acquisition, results of acquired subsidiaries in the International segment were generally included in consolidated results for one less month than the actual number of months from the acquisition date to the end of the reporting period. Effective December 31, 2016, the Company's International segment is no longer consolidated on a one month lag, and such change for the seven month transition period ended December 31, 2016 was not material.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause the Company’s future results to be significantly affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated net of an allowance for doubtful accounts and sales allowances. Outstanding accounts receivable balances are reviewed periodically, and allowances are provided at such time that management believes it is probable that such balances will not be collected within a reasonable period of time, to the extent reasonably estimable. The Company extends credit to its customers based upon credit evaluations in the normal course of business, primarily with 30-day terms. Bad debts are provided for based on historical experience and management’s evaluation of outstanding accounts receivable. Accounts are written off when they are deemed uncollectible under GAAP accounting standards.

Concentration of Credit Risk

No customer accounted for 10% or more of our revenues for the year ended December 31, 2018. One customer accounted for 11% and 12% of our revenues for the year ended December 31, 2017 and the transition period ended December 31, 2016, which primarily were generated from the Services segment. One customer accounted for 10% of our revenues in fiscal 2016, which primarily were generated from the Services segment.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. The Company tests goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) our Services segment, (ii) our Products and Systems segment, and (iii) the European component and (iv) Brazilian component of our International segment). Our annual impairment test is conducted on the first day of our fourth quarter, which is October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the third quarter of 2017, there was a triggering event in the Products and Systems segment that resulted in a $13.2 million goodwill impairment charge. See Note 8 for further details.

If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. As a result of the Company adopting ASU 2017-04, impairment will be recorded in the amount that fair value is less than carrying value, as the ASU eliminated step two of the goodwill impairment process. The Company considers the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors.

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

Acquisitions

The Company allocates the purchase price of acquired businesses to their identifiable tangible assets and liabilities as well as identifiable intangible assets, such as customer relationships, technology, non-compete agreements and trade names. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisition's future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements as defined in Accounting Standards Update ("ASC") 820 Fair Value Measurements and Disclosure. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities.

Research and Engineering

Research and product development costs are expensed as incurred.

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $2.1 million, $1.9 million, $1.2 million and $1.8 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively.

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

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in SG&A expenses, and were approximately $1.3 million, $0.6 million, $(0.7) million and $(0.1) million for the years ended December 31, 2018 and 2017, transition period ended December 31, 2016 and fiscal 2016, respectively.

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation and health benefit claims. The Company maintains third-party excess insurance coverage for all workers' compensation and health benefit claims in excess of approximately $0.3 million per occurence to reduce its exposure from such claims. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date.

Share-based Compensation

The value of services received from employees and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Such value is recognized as a non-cash expense on a straight-line basis over the period the individual provides services, which is typically the vesting period of the award with the exception of awards with graded vesting that contain an internal performance measure where each tranche is recognized on a straight-line basis over its vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense is reduced for estimated forfeitures. The cost of these awards is recorded in selling, general and administrative expense in the Company’s consolidated statements of income.

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

The Company adopted ASU 2014-09 along with the related additional ASUs on Topic 606 on January 1, 2018, utilizing the cumulative catch-up method. The result of adoption is immaterial to the Company's consolidated financial statements, largely because most of our projects are short-term in nature and billed on a time and material basis. The Company utilized a practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. The Company's additional required disclosures under Topic 606 are disclosed in Note 2.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This amendment supersedes previous accounting guidance (Topic 840) and requires all leases, with the exception of leases with a term of 12 months or less, to be recorded on the balance sheet as lease assets and lease liabilities. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 832), Targeted Improvements. The amendments in this update provide an optional transition method to the modified retrospective method that was part of the initial ASC 842 guidance. The optional transition method allows entities to apply the leasing standard as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings. ASC 842 also requires expanded financial statement disclosures on leasing activities. These changes will become effective for the Company on January 1, 2019.

The Company’s cross-functional team has determined the scope of arrangements that will be subject to this standard and continues to evaluate the impact of Topic 842 and its impacts on the Company’s business processes, systems and internal controls. The Company’s lease portfolio primarily includes buildings, machinery and equipment, vehicles and computer equipment. In adopting ASC 842, the new standard provides for several optional practical expedients in transition. The Company will adopt ASC 842 using the following practical expedients:

•	The optional transition method set forth in ASU 2018-11 in connection with the adoption of ASC 842 on January 1, 2019.

•	The “package of practical expedients,” which permits the Company not to reassess under the new standard prior conclusions on lease identification, lease classification and initial direct costs.

•	The practical expedient not to separate lease and non-lease components within the lease and account for all lease components as a single lease component.

The Company has estimated the impact of a right-to-use asset and liability on the consolidated balance sheet related to operating leases of between $35 million and $40 million, while the accounting for capital leases will remain unchanged. The adoption of ASC 842 is not expected to result in significant impacts to our statements of income or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 in the first quarter of 2018, which did not have a material impact on the Company's consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350). This amendment eliminates Step Two of the goodwill impairment test. Under the amendments in this update, entities should perform the annual goodwill impairment test by comparing the carrying value of their reporting units to their fair value. An entity should record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Tax deductibility of goodwill should be considered in evaluating any reporting unit's impairment loss to be taken. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted ASU 2017-04 in the third quarter of 2017 for its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting. This amendment provides guidance concerning which changes to the terms or conditions of a share-based payment require an entity to apply modification accounting. Certain changes to stock awards, notably administrative changes, do not require modification accounting. There are three specific criteria that need to be met in order to prove that modification accounting is not required. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 in the first quarter of 2018, which did not have any impact on the Company's consolidated financial statements and related disclosures.

In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. As of December 31, 2018, the Company has completed the accounting for the tax effects of all of the provisions of the Tax Act. (See Note 14 for further details.)

2. Revenue

The majority of the Company's revenues are derived from providing services on a time and material basis and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the cumulative catch-up transition method. The adoption of ASC Topic 606 did not impact the Company's consolidated financial statements, other than the new disclosure requirements below.

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

Revenue by category

The following series of tables present our disaggregated revenues:

Revenue by industry was as follows:

Year ended December 31, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$378,904	$37,953	$1,255	$—	$418,112
Aerospace & Defense	50,500	54,853	2,355	—	107,708
Industrials	60,594	26,209	3,097	—	89,900
Power generation & Transmission	30,687	8,522	4,904	—	44,113
Other Process Industries	26,425	9,497	124	—	36,046
Infrastructure, Research & Engineering	11,283	9,032	5,246	—	25,561
Other	16,226	7,382	6,445	(9,139)	20,914
Total	$574,619	$153,448	$23,426	$(9,139)	$742,354

Revenue per key geographic location was as follows:

Year ended December 31, 2018	Services	International	Products	Corp/Elim	Total
United States	$478,853	$568	$11,493	$(3,500)	$487,414
Other Americas	90,823	7,995	1,068	(1,638)	98,248
Europe	4,252	138,948	3,958	(3,846)	143,312
Asia-Pacific	691	5,937	6,907	(155)	13,380
Total	$574,619	$153,448	$23,426	$(9,139)	$742,354

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the consolidated balance sheet at the end of each reporting period.

Revenue recognized in 2018, that was included in the contract liability balance at the beginning of the year was $5.3 million. Changes in the contract asset and liability balances during the year ended December 31, 2018, were not impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract.

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

The following table sets forth the computations of basic and diluted earnings per share:

	For the year ended December 31,		For the transition period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,836	$(2,175)	$9,568	$24,654
Denominator
Weighted average common shares outstanding	28,406	28,422	28,989	28,856
Basic earnings (loss) per share	$0.24	$(0.08)	$0.33	$0.85

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,836	$(2,175)	$9,568	$24,654
Denominator
Weighted average common shares outstanding	28,406	28,422	28,989	28,856
Dilutive effect of stock options outstanding	683	—	791	712
Dilutive effect of restricted stock units outstanding	338	—	345	323
	29,427	28,422	30,125	29,891
Diluted earnings (loss) per share	$0.23	$(0.08)	$0.32	$0.82

The following potential common shares were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended December 31,			For the transition period ended December 31,	For the year ended May 31,
	2018	2017		2016	2016
Potential common stock attributable to stock options outstanding	5	810	(1)	—	5
Potential common stock attributable to restricted stock units (RSUs) and performance stock units (PSUs) outstanding	1	353	(2)	2	24
Total	6	1,163		2	29

(1) - 805 shares related to stock options were excluded from the calculation of diluted EPS due to the net loss for the period.

(2) - 351 shares related to RSUs and PSUs were excluded from the calculation of diluted EPS due to the net loss for the period.

4. Accounts Receivable, net

Accounts receivable consist of the following:

	December 31,	December 31,
	2018	2017
Trade accounts receivable	$152,511	$141,952
Allowance for doubtful accounts	(4,187)	(3,872)
Accounts receivable, net	$148,324	$138,080

The Company had $16.1 million and $14.4 million of unbilled revenues accrued as of December 31, 2018 and December 31, 2017, respectively, which is included within the trade accounts receivable balance above. Unbilled revenues as of December 31, 2018 are expected to be billed in the first quarter of 2019.

As of December 31, 2018, the Company’s Services Division had $5.6 million of accounts receivables due from one customer for services provided in North America. This customer has been having cash flow issues recently attributable to a working capital deterioration and the accounts receivable balance was beginning to age as of December 31, 2018.  After the end of 2018, the customer expressed to the Company its desire to establish a payment plan that would pay in full all amounts due to the Company before the end of 2019. The Company has established a reserve of approximately 12% of the receivable balance based upon available information about the customer, the timing and likelihood of expected payments, and the Company’s historical reserve experience. The Company will continue to monitor the account and assess any change in circumstances, including any failure to meet the payment plan which may result in the need for additional reserves.

5. Inventories

Inventories consist of the following:

	December 31,	December 31,
	2018	2017
Raw materials	$6,975	$5,105
Work in progress	1,019	1,192
Finished goods	2,640	2,746
Consumable supplies	2,419	1,460
Inventory	$13,053	$10,503

6. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

		December 31,	December 31,
	Useful Life	2018	2017
	(Years)
Land		$2,680	$2,414
Building and improvements	30-40	24,338	24,003
Office furniture and equipment	5-8	16,170	14,230
Machinery and equipment	5-7	208,245	191,721
		251,433	232,368
Accumulated depreciation and amortization		(157,538)	(145,225)
Property, plant and equipment, net		$93,895	$87,143

Depreciation expense was approximately $24.2 million, $22.4 million, $14.0 million and $22.9 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively.

7. Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2018, the Company completed one acquisition that performs inline inspection services, with headquarters in Canada and a location in the U.S. The acquired company primarily provides services to the midstream area within the oil and gas industry. In this acquisition, the Company acquired 100% of the equity interests of the Canadian and U.S. entities in exchange for aggregate consideration of $143.1 million in cash.

During the year ended December 31, 2017, the Company completed three acquisitions, one that performs mechanical services at height, located in Canada, a company located in the U.S. that primarily performs chemical and specialty process services and a company in the U.S. that performs a wide variety of non-destructive testing services. Both U.S. companies primarily provide services to the aerospace industry. In these acquisitions, the Company acquired 100% of the equity interests of the entity based in Canada and one of the entities based in the U.S. in exchange for aggregate consideration of $79.5 million in cash, contingent consideration up to $2.4 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date and $0.2 million for working capital adjustments that were finalized during 2018. The Company acquired the assets of one of the U.S. based entities noted above in exchange for aggregate consideration of $4.5 million in cash and contingent consideration up to $3.5 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date.

The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired businesses were included in the consolidated balance sheet as of December 31, 2018 and December 31, 2017 based on their respective estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired for the acquisition completed during the year ended December 31, 2018. Goodwill of $83.2 million primarily relates to expected synergies and assembled workforce, which is not deductible for tax purposes. Other intangible assets, primarily related to technology, customer relationships and covenants not to compete, were $59.6 million. The results of operations of each of the acquisitions completed during the years ended December 31, 2018 and 2017 are included in each respective operating segment’s results of operations from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, the Company's allocation of purchase price and any subsequent adjustments made during the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018	Year ended December 31, 2017
Number of entities	1	3

Cash paid	$143,139	$83,963
Working capital adjustments	—	150
Notes payable	—	—
Contingent consideration	—	3,407
Consideration paid	$143,139	$87,520

Current net assets	$9,381	$7,165
Other assets	136	—
Debt and other liabilities	(4,976)	(2,848)
Property, plant and equipment	8,549	11,115
Deferred tax liability	(12,672)	(1,278)
Intangibles	59,558	31,671
Goodwill	83,163	41,695
Net assets acquired	$143,139	$87,520

The amortization period for intangible assets acquired ranges from two to fourteen years. The Company recorded $83.2 million and $41.7 million of goodwill in connection with its acquisitions for the years ended December 31, 2018 and 2017, respectively, reflecting the strategic fit and revenue and earnings growth potential of these businesses.

For the period subsequent to the closing of the transaction, revenue included in the consolidated statement of income for the year ended December 31, 2018 from the business acquired in 2018 was approximately $0.3 million and is included in the Services segment from the date of acquisition. Aggregate loss from operations included in the consolidated statement of income for the year ended December 31, 2018 from this acquisition for the period subsequent to the closing of the transaction was $2.0 million, inclusive of $1.3 million of acquisition-related expense.

Dispositions

During the fourth quarter of 2017, the Company began the process of marketing one of its subsidiaries in the Products and Systems segment for sale. During the third quarter of 2018, substantially all of the assets and liabilities of the aforementioned subsidiary were sold for approximately $4.3 million, inclusive of a $0.5 million post-closing adjustment that was paid December 2018. For the year ended December 31, 2018, the Company recognized a gain of approximately $2.4 million related to the sale, which is included in its own line on the consolidated income statement. The sale also included a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $2.1 million is remaining as of December 31, 2018. The agreement is based on third party pricing and the Company's planned purchase requirements over the next three years to meet the minimum purchases, and as a result, the Company concluded that the timing of the gain was appropriate for the year ended December 31, 2018.

The Company determined that the classification of being held for sale has been met as of December 31, 2017. For the year ended December 31, 2017, this subsidiary represented 0.6% of consolidated revenues and loss from operations was $3.5 million, inclusive of a $2.6 million impairment charge for long-lived assets (See Note 9). In the aggregate, the assets and liabilities of this subsidiary represent 0.4% and 0.2% of consolidated assets and liabilities, respectively, and are included in their natural classifications on the consolidated balance sheet as of December 31, 2017.

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related (benefit) expense, net, on the consolidated statements of income and were as follows for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016:

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Due diligence, professional fees and other transaction costs	$1,248	$945	$231	$629
Adjustments to fair value of contingent consideration liabilities	(716)	(463)	265	(2,082)
Acquisition-related (benefit) expense, net	$532	$482	$496	$(1,453)

The Company’s contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities.

Unaudited Pro Forma Financial Information

The following table provides unaudited pro forma financial information for the years ended December 31, 2018 and 2017 as if the acquisition of Onstream had occurred on January 1, 2017. (Information in thousands, except per share data).

	For the year ended December 31,
	2018	2017
Total revenue	$770,222	$727,821
Net income (loss)	6,602	(2,180)

Net income (loss) per common share: basic	$0.23	$(0.08)
Net income (loss) per common share: diluted	$0.22	$(0.08)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Mistras and Onstream. The supplemental pro forma financial information reflects primarily the following pro forma adjustments:

•
The pro forma financial information assumes that the acquisition related transaction fees and costs for Onstream were removed from the year ended December 31, 2018 and were assumed to have been incurred prior to acquisition;

•	Additional interest expense resulting from the issuance of debt to finance the consideration exchanged for the acquisition.

•
Additional depreciation and amortization expense due to (1) the amortization of identifiable intangibles with a definitive life using the straight-line method over a weighted average useful life of 12.6 years, and (2) increase in depreciation resulting from the step-up of property, plant and equipment depreciated on a straight-line basis over their useful life of 5 years; and

•	Adjustments were tax effected at an effective tax rate of 26% as of December 31, 2018 and 31% as of December 31, 2017.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Mistras and Onstream. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved.

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2016	$123,392	$33,351	$13,197	$169,940
Goodwill acquired during the year	41,695	—	—	41,695
Impairment charge	—	—	(13,197)	(13,197)
Adjustments to preliminary purchase price allocations	(211)	—	—	(211)
Foreign currency translation	925	4,286	—	5,211
Balance at December 31, 2017	$165,801	$37,637	$—	$203,438
Goodwill acquired during the year	83,163	—	—	83,163
Adjustments to preliminary purchase price allocations	(1,977)	—	—	(1,977)
Foreign currency translation	(3,511)	(1,854)	—	(5,365)
Balance at December 31, 2018	$243,476	$35,783	$—	$279,259

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

Due to the above, the Company performed an analysis to determine any impairment of goodwill as well as long-lived assets (see Note 9). For the goodwill analysis, the Company used income and market approaches to estimate the fair value of the reporting unit, which required significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors, and compared that fair value to the carrying value, and determined that the fair value of the reporting unit was less than the carrying value. The Company recorded an impairment charge of $13.2 million, based on the difference between the fair value and the carrying value of the reporting unit, which resulted in an impairment of the entire amount of goodwill for the Products and Systems reporting unit.

The Company performed an impairment test of its remaining reporting units as of October 1, 2018 and concluded that there was no impairment. For the year ended December 31, 2018, the Company reviewed goodwill for impairment on a reporting unit basis. As of December 31, 2018, the Company did not identify any changes in circumstances that would indicate the remaining carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of December 31, 2018 and December 31, 2017 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows:

		December 31,			December 31,
		2018			2017
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Customer relationships	5-14	$112,624	$(60,993)	$51,631	$113,299	$(58,107)	$(170)	$55,022
Software/Technology	3-15	67,240	(13,319)	53,921	19,523	(14,133)	(2,411)	2,979
Covenants not to compete	2-5	12,593	(10,825)	1,768	12,510	(10,438)	—	2,072
Other	2-12	10,317	(6,242)	4,075	10,109	(6,411)	(32)	3,666
Total		$202,774	$(91,379)	$111,395	$155,441	$(89,089)	$(2,613)	$63,739

Amortization expense for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016 was approximately $10.2 million, $9.0 million, $5.2 million and $9.6 million, respectively, including amortization of software/technology for these periods of $1.4 million, $1.2 million, $0.5 million and $1.0 million, respectively.

As described in Note 8, in 2017 the Company performed an analysis to determine whether there was any impairment of long-lived assets for the Products and Systems reporting unit. The Company used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an impairment of $2.4 million to software/technology, $0.2 million to customer relationships and less than $0.1 million to other intangibles, which are included in the impairment charges line on the consolidated statements of income for the year ended December 31, 2017.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2018 related to the Company’s intangible assets is expected to be as follows:

Expected Amortization Expense

2019	$13,735
2020	12,368
2021	11,292
2022	10,722
2023	9,946
Thereafter	53,332
Total	$111,395

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
Accrued salaries, wages and related employee benefits	$29,959	$27,185
Contingent consideration	1,687	3,430
Accrued workers' compensation and health benefits	5,086	5,181
Deferred revenues	5,046	6,338
Legal settlement accrual	—	1,600
Pension accrual	5,585	—
Other accrued expenses	26,532	21,827
Total accrued expenses and other current liabilities	$73,895	$65,561

11. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2018	2017
Senior credit facility	$181,656	$156,948
Senior secured term loan, net of debt issuance costs of $0.1 million	99,897	—
Notes payable	68	228
Other	8,999	9,702
Total debt	290,620	166,878
Less: Current portion	(6,833)	(2,358)
Long-term debt, net of current portion	$283,787	$164,520

Senior Credit Facility

On December 13, 2018, the Company entered into a Fifth Amended and Restated Credit Agreement (“Credit Agreement”). The Credit Agreement increased the Company’s revolving line of credit from $250 million to $300 million and provides that under certain circumstances the line of credit can be increased to $450 million. In addition, the Credit Agreement provided the Company with a $100 million senior secured term loan A facility. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023. The Company may continue to borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit. At December 31, 2018, the Company had borrowings of $281.7 million and letters of credit of $5.4 million were outstanding under the Credit Agreement. The Company has capitalized costs of $1.1 million associated with debt modifications as of December 31, 2018, included in other long-term assets within the accompanying consolidated balance sheet.

Loans under the Credit Agreement bear interest at LIBOR plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus (h) certain amounts of EBITDA of acquired business for the prior twelve months, plus (i) certain expenses related to the closing of the Credit Agreement, plus (j) non-cash expenses which do not (in the current or any future period) represent a cash item (excluding non-cash gains which increase net income), plus (k) non-recurring charges (not to exceed $10 million in the four consecutive quarters immediately preceding the date of determination) for items such as severance, lease termination charges, asset write-offs and litigation settlements paid, and multi-employer pension plan withdrawal liabilities, all determined for the period of four consecutive fiscal quarters immediately preceding the date of determination of EBITDA. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 1.0 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.25 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company and is guaranteed by some of our subsidiaries.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 4.25 to 1 through December 31, 2018, reducing to a maximum permitted ratio of 3.50 to 1 as of March 31, 2020 and all quarterly periods thereafter, and a Fixed Charge Coverage Ratio of at least 1.25 to 1. Fixed Charge Coverage Ratio means the ratio, as of any date of determination, of (a) (i) EBITDA for the 12 month period immediately preceding the date of determination, taken together as one accounting period, less (ii) the aggregate amount of all capital expenditures made during the period, less (iii) taxes paid in cash during the period, less (iv) Restricted Payments (as defined in the Credit Agreement) paid in cash during the period, -to- (b) the sum of (i) all interest, premium payments, debt discount, fees, charges and related expenses of us and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case, to the extent treated as interest in accordance with U.S. generally accepted accounting principles ("GAAP") and to the extent paid in cash during the period, (ii) the aggregate principal amount of all redemptions or similar acquisitions for value of outstanding debt for borrowed money or regularly scheduled principal payments made during the period, but excluding any such payments to the extent refinanced through the incurrence of additional Indebtedness otherwise expressly permitted under the Credit Agreement, and (iii) payments made during the period under all leases that have been or should be, in accordance with GAAP as in effect for the Company's 2017 audited financial statement, recorded as capitalized leases. Beginning in 2020, the Company can elect to increase the maximum Funded Debt Leverage Ratio to 4.0 to 1 for four fiscal quarters immediately following the fiscal quarter in which the Company acquires another business, with the maximum permitted ratio reducing back to 3.5 to 1 in the fifth fiscal quarter following such acquisition. The Company can make this election twice during the term of the Credit Agreement.

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

As of December 31, 2018, the Company was in compliance with the terms of the Credit Agreement, and has undertaken to continuously monitor compliance with these covenants.

Notes Payable and Other Debt

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes that remain outstanding are three years from the date of acquisition, expiring through 2019, and bear interest at the prime rate for the Bank of Canada, currently 3.95% as of December 31, 2018. Interest expense is recorded in the consolidated statements of income.

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At December 31, 2018, there was approximately $9.0 million outstanding, payable at various times from 2019 to 2029. Monthly payments range from $1 thousand to $17 thousand. Interest rates range from 0.6% to 6.2%.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2018 are as follows:

2019	$6,831
2020	6,515
2021	8,750
2022	11,030
2023	255,043
Thereafter	2,451
Total	$290,620

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

Balance at December 31, 2016	$3,094
Acquisitions	3,407
Payments	(560)
Accretion of liability	272
Revaluation	(735)
Foreign currency translation	30
Balance at December 31, 2017	$5,508
Acquisitions	—
Payments	(2,277)
Accretion of liability	175
Revaluation	(891)
Foreign currency translation	(150)
Balance at December 31, 2018	$2,365

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

13. Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and Directors under three employee stock ownership plans: (i) the 2007 Stock Option Plan (the 2007 Plan), (ii) the 2009 Long-Term Incentive Plan (the 2009 Plan) and (iii) the 2016 Long-Term Incentive Plan. No further awards may be granted under either the 2007 Plan or the 2009 Plan, although awards granted under the 2007 Plan and 2009 Plan remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. The 2016 Plan allows for the grant of awards of up to approximately 1,700,000 shares of common stock, of which 1,143,000 shares were available for future grants as of December 31, 2018. As of December 31, 2018, there was an aggregate of approximately 2,105,000 stock options outstanding and approximately 452,000 unvested restricted stock units outstanding under the 2009 Plan and the 2007 Plan.

Stock Options

For the years ended December 31, 2018 and 2017 and the transition period ended December 31, 2016, the Company did not have any share-based compensation expense related to stock option awards. For the year ended May 31, 2016, the Company recognized share-based compensation expense related to stock option awards of less than $0.1 million. No stock options were granted during the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 or the year ended May 31, 2016. As of December 31, 2018, no unrecognized compensation costs remained related to stock option awards. Cash proceeds from, and the intrinsic value of, stock options exercised during the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016 were as follows:

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Cash proceeds from options exercised	$273	$275	$604	$543
Aggregate intrinsic value of options exercised	277	580	993	658

A summary of the stock option activity, weighted average exercise prices, and options outstanding and exercisable as of December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016 is as follows (in thousands, except per share amounts):

	For the years ended December 31,				For the Transition Period ended December 31,		For the year ended May 31,
	2018		2017		2016		2016
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	2,130	$13.43	2,167	$13.33	2,232	$13.21	2,287	$13.13
Granted	—	$—	—	$—	—	$—	—	$—
Exercised	(25)	$10.75	(37)	$7.39	(65)	$9.27	(55)	$9.87
Expired or forfeited	—	$—	—	$—	—	$—	—	$—
Outstanding at end of year:	2,105	$13.47	2,130	$13.43	2,167	$13.33	2,232	$13.21

		For the year ended December 31, 2018
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00-$10.00	10	0.3	$10.00	10	$10.00
$13.46-$22.35	2,095	0.7	$13.48	2,095	$13.48
	2,105			2,105

Aggregate Intrinsic Value	$1,965			$1,965

Restricted Stock Unit Awards

Restricted Stock Units generally vest ratably on each of the first four anniversary dates of issuance. The Company recognized approximately $4.2 million and $4.5 million of share-based compensation for the years ended December 31, 2018 and 2017, $2.6 million of share-based compensation for the transition period ended December 31, 2016 and $4.4 million of share-based compensation in fiscal 2016 related to restricted stock unit awards. As of December 31, 2018, there were approximately $6.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.4 years.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows: (awards in thousands, fair value in millions):

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Restricted stock awards vested	258	185	207	223
Fair value of awards vested	$5.3	$3.4	$5.1	$3.5

Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the fully-vested common stock the Company issued to its five non-employee directors, in connection with its non-employee director compensation plan, is as follows: (awards in thousands, fair value in millions)

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Awards issued	19	21	10	28
Grant date fair value of awards issued	$0.4	$0.4	$0.3	$0.5

A summary of the Company's outstanding, non-vested restricted share units is presented below:

	For the year ended December 31,				For the transition period ended December 31,		For the year ended May 31,
	2018		2017		2016		2016
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	532	$21.05	569	$20.81	575	$18.85	564	$20.47
Granted	211	$19.20	183	$21.26	219	$24.48	264	$16.73
Released	(258)	$20.48	(185)	$20.49	(207)	$19.40	(223)	$20.40
Forfeited	(42)	$20.52	(35)	$21.45	(18)	$19.55	(30)	$19.26
Outstanding at end of period:	443	$20.55	532	$21.05	569	$20.81	575	$18.85

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

A summary of the Company's PRSU activity is presented below:

	For the year ended December 31,				For the transition period ended December 31,
	2018		2017		2016
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	278	$17.00	290	$16.01	328	$17.02
Granted	129	$19.46	128	$20.42	105	$24.90
Performance condition adjustments, net	(50)	$19.48	(68)	$20.55	(54)	$24.49
Released	(68)	$16.03	(72)	$15.82	(89)	$24.50
Forfeited	(12)	$16.16	—	$—	—	$—
Outstanding at end of period:	277	$17.80	278	$17.00	290	$16.01

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
For the transition period ended December 31, 2016, 105,000 PRSUs were granted. There was a 73,000 unit reduction to these awards, which represents Company performance below target, during the transition period ended December 31, 2016. As of December 31, 2016, the aggregate liability related to 12,000 outstanding Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other liabilities on the consolidated balance sheet. The Compensation Committee approved these PRSUs in the first quarter of 2017, which reduced them by 3,000 units. The discretionary portion of these awards were reclassed from a liability to equity on the consolidated balance sheet upon Compensation Committee approval.

For the year ended December 31, 2017, 128,000 PRSUs were granted. There was a 65,000 unit reduction to these awards, which represents Company performance below target, during the year ended December 31, 2017. As of December 31, 2017, the aggregate liability related to 13,000 outstanding Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other liabilities on the consolidated balance sheet. The Compensation Committee approved these PRSUs in the first quarter of 2018, which increased them by 4,000 units. The discretionary portion of these awards were reclassed from a liability to equity on the consolidated balance sheet upon Compensation Committee approval.

For the year ended December 31, 2018, 129,000 PRSUs were granted. There was a 54,000 unit reduction to these awards, which represents Company performance below target, during the year ended December 31, 2018. As of December 31, 2018, the aggregate liability related to 22,000 outstanding discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other liabilities on the consolidated balance sheet.

Compensation expense related to all PRSUs described above was $1.5 million, $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016, respectively. At December 31, 2018, there was $1.8 million of total unrecognized compensation costs related to approximately 309,000 nonvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years.
For the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $1.0 million, $2.2 million, $1.6 million and $2.2 million, respectively.

14. Income Taxes

Income before provision for income taxes is as follows:

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Income (loss) before provision for income taxes from:
U.S. operations	$9,853	$(7,303)	$5,116	$27,772
Foreign operations	4,418	7,077	10,365	10,643
Earnings (loss) before income taxes	$14,271	$(226)	$15,481	$38,415

The provision for income taxes consists of the following:

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Current
Federal	$790	$3,558	$1,990	$9,156
States and local	533	39	483	1,537
Foreign	3,824	3,131	3,569	3,672
Reserve for uncertain tax positions	337	71	(39)	(529)
Total current	5,484	6,799	6,003	13,836
Deferred
Federal	2,966	(3,857)	6	82
States and local	399	(810)	(28)	(51)
Foreign	(2,089)	(437)	(514)	(557)
Total deferred	1,276	(5,104)	(536)	(526)
Net change in valuation allowance	666	247	403	455
Net deferred	1,942	(4,857)	(133)	(71)
Provision for income taxes	$7,426	$1,942	$5,870	$13,765

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the years ended December 31,				For the Transition period ended December 31,
	2018		2017		2016
Federal tax at statutory rate	$2,997	21.0%	$(79)	35.0%	$5,418	35.0%
State taxes, net of federal benefit	737	5.1%	(502)	221.6%	296	1.9%
Foreign tax	807	5.7%	217	(95.8)%	(573)	(3.7)%
Contingent consideration	(6)	—%	(63)	27.7%	(4)	—%
Nondeductible compensation	183	1.3%	—	—%	—	—%
US taxation of foreign earnings	228	1.6%	—	—%	—	—%
Permanent differences	361	2.5%	377	(166.4)%	373	2.4%
Transition tax, net of foreign tax credits	1,158	8.1%	3,942	(1,741.4)%	—	—%
Federal tax rate change due to the Tax Act	87	0.6%	(1,956)	864.0%	—	—%
Other	208	1.4%	(241)	106.5%	(43)	(0.3)%
Change in valuation allowance	666	4.7%	247	(109.1)%	403	2.6%
Total provision for income taxes	$7,426	52.0%	$1,942	(857.9)%	$5,870	37.9%

On December 22, 2017, the United States enacted fundamental changes to the federal tax law following the passage of the Tax Cuts and Jobs Act (the "Tax Act").

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

For the financial statements for the year ended December 31, 2017, the Company had reasonably estimated the tax effects of the Tax Act. The effect of the change in federal corporate tax rate from 35% to 21% was subject to change based on resolution of estimates used in determining the amounts of deferred tax assets and liabilities that were remeasured. The Company's calculation of the transition tax was subject to further refinement as more information was gathered from its foreign subsidiaries, estimates used in the calculation were resolved, and as states provided guidance on how the transition tax may or may not apply in their respective jurisdictions. The Company also anticipated that the deferred tax asset related to executive compensation would change based upon actual 2018 compensation as compared to its projections of compensation that were limited. Finally, the Tax Act also imposes a minimum tax on certain foreign income deemed to be in excess of a routine return based on tangible asset investment, which is designed to discourage income shifting by subjecting certain foreign intangibles and other income to current US tax. Effective for tax years beginning after 2017, US shareholders of certain foreign corporations are subject to current U.S. tax on their global intangible low-taxed income (GILTI). As of December 31, 2017, the Company had not yet evaluated its potential liability, if any, under the minimum tax for GILTI in 2018 or future years. Accordingly, the Company had not yet made an accounting policy election either to account for these effects in the future period when the tax arises or to recognize them as part of the deferred taxes. The impact on income tax expense related to the Tax Act for 2017 was $1.9 million. This amount reflects a net tax benefit of $2.3 million as a result of the Tax Act due to the remeasurement of federal deferred tax assets and liabilities from 35% to 21%. This amount also includes a charge of $3.9 million due to the transition tax. Additionally, the Company incurred a charge attributable to reducing its deferred tax assets by $0.3 million due to changes made to executive compensation rules pursuant to the Tax Act.

During the year ended December 31, 2018, the Company completed its accounting for the effects of the Tax Act on the period ended December 31, 2017, which resulted in income tax expense of $1.7 million. This consisted primarily of $0.1 million of an increase in the Company's net deferred tax liabilities due to the reduction in the federal corporate rate from 35% to 21%, an increase of $1.3 million in tax expense attributable to the transition tax and a decrease in deferred tax assets of $0.4 million due to changes made to executive compensation. Additionally, the Company incurred an increase in income tax expense of $0.2 million due to GILTI, and an increase of $0.3 million due to additional non-deductible expenses. For GILTI, the Company has made an accounting policy election to account for these effects in the future period when the tax arises.

	For the year ended May 31,
	2016
Federal tax at statutory rate	$13,445	35.0%
State taxes, net of federal benefit	966	2.5%
Foreign tax	(610)	(1.6)%
Contingent consideration	(425)	(1.1)%
Permanent differences	245	0.6%
Other	(311)	(0.8)%
Change in valuation allowance	455	1.2%
Total provision for income taxes	$13,765	35.8%

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred income tax assets
Allowance for doubtful accounts	$951	$838
Inventory	285	265
Intangible assets	1,230	2,255
Accrued expenses	4,408	2,560
Net operating loss carryforward	3,889	3,729
Capital lease obligations	731	1,004
Capital losses	462	463
Foreign tax credit carryover	—	618
Deferred share-based compensation	3,728	4,080
Other	699	484
Deferred income tax assets	16,383	16,296
Valuation allowance	(4,235)	(4,044)
Net deferred income tax assets	12,148	12,252
Deferred income tax liabilities
Property and equipment	(7,597)	(6,893)
Goodwill	(9,302)	(6,578)
Intangible assets	(16,459)	(5,972)
Other	(8)	(6)
Deferred income tax liabilities	(33,366)	(19,449)
Net deferred income taxes	$(21,218)	$(7,197)

As of December 31, 2018, the Company had federal net operating loss carry forwards (NOLs) in the amount of approximately $0.3 million which may be utilized subject to limitation under Internal Revenue Code section 382. The federal NOLs expire at various times from 2031 to 2035. In addition, as of December 31, 2018, the Company had state and foreign NOLs of $25.0 million and $11.0 million, respectively. The state NOLs expire at various times from 2025 to 2038. Approximately $0.8 million of the foreign NOLs expire at various times from 2025 to 2038, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on an assessment of estimated future taxable income that incorporates ongoing, prudent and feasible tax planning strategies. At December 31, 2018 and December 31, 2017, the Company has a valuation allowance of approximately $4.2 million and $4.0 million, respectively, primarily against certain state and foreign NOLs, capital losses generated by the disposals of certain foreign subsidiaries and other specific deferred tax assets. The increase of $0.2 million is primarily attributable to an increase against the foreign net operating losses. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the year ended December 31,
	2018	2017
Balance at beginning of period	$156	$267
Additions for tax positions related to the current fiscal period	1	11
Additions for tax positions related to prior years	341	188
Decreases for tax positions related to prior years	(2)	—
Current year acquisitions	270	—
Impact of foreign exchange fluctuation	—	10
Settlements	(4)	(198)
Reductions related to the expiration of statutes of limitations	(39)	(122)
Balance at end of period	$723	$156

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2018 and December 31, 2017, there were approximately $0.7 million and $0.2 million of unrecognized tax benefits, respectively, including penalties and interest that if recognized would favorably affect the effective tax rate. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016. The Company anticipates a decrease to its unrecognized tax benefits of less than $0.5 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before May 31, 2016 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before May 31, 2015.

Net income (loss) of foreign subsidiaries was $2.0 million, $4.1 million, $6.9 million and $7.5 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and fiscal 2016, respectively. Generally, it has been the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As previously noted, the Tax Act made significant changes to the taxation of undistributed earnings, requiring that all previously untaxed earnings and profits of the Company's controlled foreign operations be subjected to the transition tax. Since these earnings have now been subjected to U.S. federal tax they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes. As of December 31, 2018, the Company has not recognized a deferred tax liability for foreign withholdings and state taxes on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. The Company has estimated that the amount of the unrecorded deferred tax liability related to undistributed international earnings is less than $1 million.

15. Employee Benefit Plans

The Company provides a 401(k) savings plan for eligible U.S. based employees. Employee contributions are discretionary up to the IRS limits each year and catch up contributions are allowed for employees 50 years of age or older. Under the 401(k) plan, employees become eligible to participate on the first day of the month after three months of continuous service. Under this plan, the Company matches 50% of the employee’s contributions up to 6% of the employee’s annual compensation, as defined by the plan. There is a five-year vesting schedule for the Company match. The Company’s contribution to the plan was $3.9 million, $3.7 million, $2.0 million and $3.5 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016, respectively.

The Company participates with other employers in contributing to the Boilermaker-Blacksmith National Pension Trust (EIN 48-6168020) (“Boilermakers”) and Plumbers and Pipefitters National Pension Fund (EIN 52-6152779) (“Pipefitters”), multi-employer defined benefit pension plans, which covers certain U.S. based union employees. The plans provide multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated Boilermakers and Pipefitters local unions. Both the Boilermakers and Pipefitters plans are between 65 percent and 80 percent funded as of the latest Form 5500 filed. The Company’s contributions to the Boilermakers and Pipefitters plans, collectively, were $0.6 million, $2.4 million, $1.5 million and $2.5 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016. These contributions represented less than five percent of total contributions made to the plans.

The Company has other benefit plans covering certain employees throughout the Company. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

On August 17, 2016, the Company entered into an agreement with its then Chairman, CEO and Director, Dr. Sotirios Vahaviolos, to purchase up to 1 million of his shares, commencing in October 2016. Refer to Note 20 for further details of the treasury stock repurchases from Dr. Vahaviolos.

The Company leases its headquarters under an operating lease from a shareholder and officer of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during the year ended December 31, 2018 were approximately $1.0 million. See Note 18 for further detail related to operating leases.

The Company has a lease for office space located in France, which is partly owned by a shareholder and officer. Total rent payments made during the year ended December 31, 2018 were approximately $0.1 million. During 2018, the shareholder and officer sold his interest in this property, and as a result, is no longer a related party as of December 31, 2018.

The Company has a lease for office space located in Brazil, which is partly owned by a shareholder and officer. Total rent payments made during the year ended December 31, 2018 were approximately $0.1 million. During 2018, the shareholder and officer sold his interest in this property, and as a result, is no longer a related party as of December 31, 2018.

The Company receives benefits consulting services from Capital Management Enterprise (“CME”), which is owned by one of its non-employee directors, Manuel N. Stamatakis. The Company does not pay any fees directly to CME. Any compensation CME receives is from third-party benefit providers.

17. Obligations under Capital Leases

The Company leases certain office space, and service equipment under capital leases, requiring monthly payments ranging from less than $1 thousand to $63 thousand, including effective interest rates that range from approximately 1% to 11% expiring through June 2029. The net book value of assets under capital lease obligations was $14.6 million and $19.5 million at December 31, 2018 and December 31, 2017, respectively.

Scheduled future minimum lease payments subsequent to December 31, 2018 are as follows:

2019	$4,686
2020	3,489
2021	2,757
2022	1,475
2023	807
Thereafter	773
Total minimum lease payments	13,987
Less: amount representing interest	(990)
Present value of minimum lease payments	12,997
Less: current portion of obligations under capital leases	(3,922)
Obligations under capital leases, net of current portion	$9,075

18. Commitments and Contingencies

Operating Leases

The Company is party to various non-cancelable operating lease agreements, primarily for its international and domestic office and lab space. Future minimum lease payments under noncancelable operating leases in each of the five years and thereafter subsequent to December 31, 2018 are as follows:

2019	$10,939
2020	8,764
2021	6,327
2022	4,826
2023	4,239
Thereafter	10,667
Total	$45,762

Total rent expense was $12.3 million, $11.8 million, $6.6 million, $11.2 million for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016, respectively.

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

A Company vehicle was involved in an accident in which individuals were injured, property was damaged, and businesses alleged impacted by the accident have claimed economic losses. One lawsuit has been filed by one of the injured individuals in the U.S. District Court for the District of Colorado, McAllister v. Mistras Group, Inc. The Company has insurance for these types of matters and believes its insurance is sufficient to cover all claims resulting from this accident. However, the possibility exists that the insurance ultimately will not be sufficient to satisfy all claims, in which case the Company would be responsible for the amount of claims in excess of insurance coverage.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA is conducting an investigation of the site, which includes taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. In addition, the California Department of Toxic Substances Control recently notified the owner of the property that it may perform additional investigation of the property. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any reserves for this matter.

Pension Related Contingencies

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs. Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability. Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multiemployer pension plans and estimated that the total amount of this potential liability is approximately $5.9 million and recorded a charge for that amount during the year ended December 31, 2018.

Severance and labor disputes

During the year ended December 31, 2018, the Company recorded approximately $1.2 million in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, General and Administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but has not recorded the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of December 31, 2018.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority. Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it will not renew several of these leasing services contracts when they expire beginning in 2019. Due to the cap on the length of service allowed under the German Labor Lease Act, employees will have to be transitioned off the customer contracts. It is expected that the German subsidiary then will either terminate these employees, creating a severance obligation to the terminated employees, or transition them to the Company's other customers. As of December 31, 2018, the Company had over 200 employees under current staff leasing contracts, which expire through 2021. As of December 31, 2018, the Company estimated it would be required to pay approximately $1.6 million in severance for these employees not otherwise transitioned, and accordingly recorded an accrual for this amount which is included within Selling, General and Administrative expenses for the year ended December 31, 2018.

Acquisition-related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of December 31, 2018, total potential acquisition-related contingent consideration ranged from zero to $5.8 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 1.5 years of operations. See Note 7 to these consolidated financial statements for further information with respect to the Company’s acquisitions completed during the years ended December 31, 2018 and 2017.

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

The accounting policies of the reportable segments are the same as those described in Note 1. Segment income from operations is one of the primary performance measures used by the Chief Executive Officer, who is the chief operating decision maker, to assess the performance of each segment and make decisions as to resource allocations. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Revenues
Services	$574,619	$543,565	$293,218	$553,279
International	153,448	144,265	104,013	143,025
Products and Systems	23,426	23,297	14,541	30,293
Corporate and eliminations	(9,139)	(10,157)	(7,611)	(7,416)
	$742,354	$700,970	$404,161	$719,181

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Gross profit
Services	$151,974	$139,160	$75,784	$145,262
International	45,464	38,974	34,210	43,613
Products and Systems	10,560	9,798	6,920	14,022
Corporate and eliminations	(124)	(220)	90	111
	$207,874	$187,712	$117,004	$203,008

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Income from operations
Services	$47,126	$46,677	$22,411	$52,552
International	3,953	3,537	10,597	9,293
Products and Systems	2,368	(16,991)	(254)	2,688
Corporate and eliminations	(31,226)	(29,063)	(15,221)	(21,356)
	$22,221	$4,160	$17,533	$43,177

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Depreciation and amortization
Services	$24,079	$21,649	$12,765	$22,725
International	8,846	7,768	5,306	7,774
Products and Systems	1,429	2,180	1,372	2,323
Corporate and eliminations	59	(214)	(244)	(348)
	$34,413	$31,383	$19,199	$32,474

	December 31,
	2018	2017
Intangible assets, net
Services	$98,362	$46,864
International	11,143	13,899
Products and Systems	1,438	2,261
Corporate and eliminations	452	715
	$111,395	$63,739

	December 31,
	2018	2017
Total assets
Services	$523,506	$377,585
International	146,535	150,779
Products and Systems	12,264	12,733
Corporate and eliminations	11,732	13,344
	$694,037	$554,441

Revenue and long-lived assets by geographic area was as follows:

	For the year ended December 31,		For the Transition Period ended December 31,	For the year ended May 31,
	2018	2017	2016	2016
Revenue
United States	$487,414	$466,683	$256,926	$519,361
Other Americas	98,248	86,870	41,777	67,809
Europe	143,312	132,421	91,847	118,566
Asia-Pacific	13,380	14,996	13,611	13,445
	$742,354	$700,970	$404,161	$719,181

	December 31,
	2018	2017
Long-lived assets
United States	$230,140	$237,616
Other Americas	177,628	36,011
Europe	76,781	80,693
	$484,549	$354,320

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

The Company retired all of its repurchased shares during the fourth quarter of 2017 and they are not included in common stock issued and outstanding as of December 31, 2017. As of December 31, 2018, approximately $25.1 million remained available to repurchase shares under the stock repurchase plan.

21. Twelve Months Ended December 31, 2016 and Seven Months Ended December 31, 2015 Comparative Data (Unaudited)
The condensed consolidated statement of income for the twelve months ended December 31, 2016 and the seven months ended December 31, 2015 is as follows:

	Twelve Months Ended December 31, 2016	Seven Months Ended December 31, 2015
	(unaudited)
Revenues	$684,762	$427,913
Cost of revenues	468,929	292,718
Depreciation	21,699	12,005
Gross profit	194,134	123,190
Selling, general and administrative expenses	148,914	81,117
Research and engineering	2,670	1,431
Depreciation and amortization	10,689	6,503
Litigation charges	6,320	—
Acquisition-related benefit, net	(5)	(959)
Income from operations	25,546	35,098
Interest expense, net	3,075	3,672
Income before provision for income taxes	22,471	31,426
Provision for income taxes	8,008	11,627
Net income	14,463	19,799
Less: Net income (loss) attributable to non-controlling interests	54	(15)
Net income available to Mistras Group, Inc. shareholders	$14,409	$19,814
Net income per share: Basic	$0.50	$0.69
Net income per share: Diluted	$0.48	$0.67
Weighted average shares outstanding:
Basic	28,960	28,810
Diluted	30,114	29,676

22. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for calendar years 2018, 2017 and 2016.

Fiscal quarter ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$180,762	$182,169	$191,793	$187,630
Gross Profit	52,315	52,332	55,083	48,145
Income from operations	2,502	3,017	8,409	6,399
Net income (loss) attributable to Mistras Group, Inc.	$(1,061)	$(1,010)	$6,000	$2,919
Earnings (loss) per common share:
Basic	$(0.04)	$(0.04)	$0.21	$0.10
Diluted	$(0.04)	$(0.04)	$0.20	$0.10

Fiscal quarter ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$187,643	$179,570	$170,439	$163,318
Gross Profit	50,319	47,897	46,343	43,153
Income (loss) from operations	6,282	(10,375)	5,003	3,250
Net income (loss) attributable to Mistras Group, Inc.	$884	$(6,968)	$2,217	$1,692
Earnings (loss) per common share:
Basic	$0.03	$(0.25)	$0.08	$0.06
Diluted	$0.03	$(0.25)	$0.07	$0.06

Fiscal quarter ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$170,156	$168,811	$178,340	$167,455
Gross Profit	47,978	50,651	51,535	43,970
Income from operations	2,944	12,116	4,840	5,646
Net income attributable to Mistras Group, Inc.	$963	$7,238	$2,761	$3,447
Earnings per common share:
Basic	$0.03	$0.25	$0.10	$0.12
Diluted	$0.03	$0.24	$0.09	$0.11

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. The Company acquired one entity during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, this entity's internal control over financial reporting associated with total assets of 2.1% and total revenues of 0.1% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Based on that assessment, excluding the one entity acquired during 2018 as noted above, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I of this Annual Report. The remaining information required by Item 10 is incorporated herein by reference to the relevant information to be included in our definitive proxy statement related to the 2019 annual shareholders meeting.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2019 annual shareholders meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2018 annual meeting of shareholders.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price data)
Equity Compensation Plans Approved by Security Holders (1)	2,105	$13.47	1,143

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,105	$13.43	1,143
________________________________________
(1)         Includes all the Company’s plans: 2007 Stock Option Plan, 2009 Long-Term Incentive Plan and 2016 Long-Term Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2019 annual shareholders meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2019 annual shareholders meeting.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following financial statements are filed herewith in Item 8 of Part II above:

Page
Report of independent registered public accounting firm	50
Consolidated Balance sheets as of December 31, 2018 and December 31, 2017	51
Consolidated Statements of income (loss) for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016	52
Consolidated Statements of comprehensive income (loss) for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016	53
Consolidated Statements of equity for the year ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016	54
Consolidated Statements of cash flows for the years ended December 31, 2018 and 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016	55
Notes to consolidated financial statements	56

(2)         Financial Statement Schedules

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)         Exhibits

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement, dated December 15, 2017, among Mistras Group, Inc., WPT Holdings Inc., West Penn Non-Destructive Testing, LLC (formerly known as West Penn Non-Destructive Testing, Inc.), N. David Campbell and James C. DeChellis III (filed as exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2017 and incorporated herein by reference)

2.2
Share Purchase Agreement, dated as of December 13, 2018, among 2159562 Alberta Ltd., as purchaser, Mistras Group, Inc., as parent of purchaser, the shareholders of Onstream Holdings, Inc. listed in Schedule A thereto, and Onstream Holdings, Inc. (filed as Exhibit 2.1 to Current Report on Form 8-K filed December 13, 2018 and incorporated herein by reference)

2.3
Form of share purchase agreement for the purchase of Onstream Holdings, Inc. shares from each member of the group of shareholders collectively owning 5% of the shares of Onstream Holdings, Inc. (filed as Exhibit 2.2 to Current Report on Form 8-K filed December 13, 2018 and incorporated herein by reference)

3.1
Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to the Quarterly Report on Form 10-Q filed on January 11, 2017 and incorporated herein by reference)

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

10.1	Fourth Amended and Restated Credit Agreement dated December 8, 2017 (filed as Exhibit 10.3 to Annual Report on Form 10-K filed March 14, 2018 and incorporated herein by reference)

10.2	Fifth Amended and Restated Credit Agreement dated December 13, 2017 (filed as Exhibit 10.1 to Current Report on Form 8-K filed December 13, 2018 and incorporated herein by reference)

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

10.9	2016 Long-Term Incentive Plan (filed as exhibit B to the Definitive Proxy Statement dated September 7, 2016 and incorporated herein by reference)

10.10
Form of Restricted Stock Unit Certificate for awards under the 2016 Long-Term Incentive Plan (filed as Exhibit 10.16 to Transition Report on Form 10-K filed on March 20, 2017 and incorporated herein by reference)

10.11*	Mistras Group Severance Plan

10.12
Employment Agreement between the Company and Sotirios J. Vahaviolos, dated February 28, 2018 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

10.13	Employment Agreement between the Company and Dennis Bertolotti, dated March 13, 2018 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

10.14	Description of Compensation for Non-Employee Directors (filed as Exhibit 10.19 to Annual Report on Form 10-K filed March 14, 2018 and incorporated herein by reference)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Date: March 15, 2019

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

Signature	Title	Date

/s/Dr. Sotirios J. Vahaviolos	Executive Chairman and Director	March 15, 2019
Dr. Sotirios J. Vahaviolos

/s/Dennis Bertolotti	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2019
Dennis Bertolotti

/s/ Edward J. Prajzner	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2019
Edward J. Prajzner

/s/ James J. Forese	Director	March 15, 2019
James J. Forese

/s/ Richard H. Glanton	Director	March 15, 2019
Richard H. Glanton

/s/ Nicholas DeBenedictis	Director	March 15, 2019
Nicholas DeBenedictis

/s/ Michael J. Lange	Director	March 15, 2019
Michael J. Lange

/s/ Manuel N. Stamatakis	Director	March 15, 2019
Manuel N. Stamatakis

/s/ W. Curtis Weldon	Director	March 15, 2019
W. Curtis Weldon