Form 10-Q
period 2019-03-31
Mistras Group, Inc.
filed 2019-05-08
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MG	New York Stock Exchange

As of May 2, 2019, the registrant had 28,646,123 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	(unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$24,600	$25,544
Accounts receivable, net	138,505	148,324
Inventories	13,571	13,053
Prepaid expenses and other current assets	21,029	15,870
Total current assets	197,705	202,791
Property, plant and equipment, net	93,916	93,895
Intangible assets, net	109,055	111,395
Goodwill	280,696	279,259
Deferred income taxes	2,861	1,930
Other assets	41,204	4,767
Total assets	$725,437	$694,037
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,275	$13,863
Accrued expenses and other current liabilities	79,641	73,895
Current portion of long-term debt	6,787	6,833
Current portion of finance lease obligations	3,764	3,922
Income taxes payable	3,911	1,958
Total current liabilities	107,378	100,471
Long-term debt, net of current portion	280,919	283,787
Obligations under finance leases, net of current portion	9,046	9,075
Deferred income taxes	24,571	23,148
Other long-term liabilities	34,427	6,482
Total liabilities	456,341	422,963
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,626,687 and 28,562,608 shares issued	286	285
Additional paid-in capital	227,790	226,616
Retained earnings	66,260	71,553
Accumulated other comprehensive loss	(25,426)	(27,557)
Total Mistras Group, Inc. stockholders’ equity	268,910	270,897
Non-controlling interests	186	177
Total equity	269,096	271,074
Total liabilities and equity	$725,437	$694,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of (Loss) Income
(in thousands, except per share data)

	Three months ended
	March 31, 2019	March 31, 2018

Revenue	$176,787	$187,630
Cost of revenue	122,417	133,787
Depreciation	5,496	5,698
Gross profit	48,874	48,145
Selling, general and administrative expenses	41,763	39,034
Bad debt provision for troubled customers, net of recoveries	5,491	—
Pension withdrawal expense	534	—
Research and engineering	857	756
Depreciation and amortization	4,172	2,950
Acquisition-related expense (benefit), net	453	(994)
(Loss) income from operations	(4,396)	6,399
Interest expense	3,527	1,792
(Loss) income before (benefit) provision for income taxes	(7,923)	4,607
(Benefit) provision for income taxes	(2,637)	1,688
Net (loss) income	(5,286)	2,919
Less: net income attributable to non-controlling interests, net of taxes	7	12
Net (loss) income attributable to Mistras Group, Inc.	$(5,293)	$2,907
(Loss) earnings per common share:
Basic	$(0.19)	$0.10
Diluted	$(0.19)	$0.10
Weighted average common shares outstanding:
Basic	28,574	28,304
Diluted	28,574	29,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018

Net (loss) income	$(5,286)	$2,919
Other comprehensive income:
Foreign currency translation adjustments	2,131	1,500
Comprehensive (loss) income	(3,155)	4,419
Less: comprehensive income attributable to non-controlling interest	9	14
Comprehensive (loss) income attributable to Mistras Group, Inc.	$(3,164)	$4,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at December 31, 2018	28,563	$285	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074
Net loss	—	—	—	(5,293)	—	(5,293)	7	(5,286)
Other comprehensive income, net of tax	—	—	—	—	2,131	2,131	2	2,133
Share-based payments	61	1	1,426	—	—	1,427	—	1,427
Net settlement on vesting of restricted stock units	—	—	(284)	—	—	(284)	—	(284)
Exercise of stock options	3	—	32	—	—	32	—	32
Balance at March 31, 2019	28,627	$286	$227,790	$66,260	$(25,426)	$268,910	$186	$269,096

Balance at December 31, 2017	28,295	$282	$222,425	$64,717	$(16,805)	$270,619	$173	$270,792
Net income	—	—	—	2,907	—	2,907	12	2,919
Other comprehensive income, net of tax	—	—	—	—	1,500	1,500	2	1,502
Share-based payments	19	—	1,194	—	—	1,194	—	1,194
Net settlement on vesting of restricted stock units	—	—	(43)	—	—	(43)	—	(43)
Balance at March 31, 2018	28,314	$282	$223,576	$67,624	$(15,305)	$276,177	$187	$276,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities
Net (loss) income	$(5,286)	$2,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	9,668	8,648
Deferred income taxes	244	260
Share-based compensation expense	1,356	1,126
Bad debt provision for troubled customers, net of recoveries	5,491	—
Fair value adjustments to contingent consideration	305	(1,033)
Foreign currency (gain) loss	(647)	45
Other	(163)	(167)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	4,904	(15)
Inventories	(505)	(468)
Prepaid expenses and other assets	(5,425)	(437)
Accounts payable	(541)	(732)
Accrued expenses and other liabilities	(3,189)	(3,703)
Income taxes payable	1,965	(625)
Net cash provided by operating activities	8,177	5,818
Cash flows from investing activities
Purchase of property, plant and equipment	(5,637)	(5,182)
Purchase of intangible assets	(88)	(165)
Proceeds from sale of equipment	724	575
Net cash used in investing activities	(5,001)	(4,772)
Cash flows from financing activities
Repayment of capital lease obligations	(1,124)	(1,630)
Proceeds from borrowings of long-term debt	121	371
Repayment of long-term debt	(1,694)	(834)
Proceeds from revolver	6,500	18,600
Repayment of revolver	(7,500)	(10,700)
Payment of contingent consideration for business acquisitions	—	(1,503)
Taxes paid related to net share settlement of share-based awards	(284)	(43)
Proceeds from exercise of stock options	32	—
Net cash (used in) provided by financing activities	(3,949)	4,261
Effect of exchange rate changes on cash and cash equivalents	(171)	284
Net change in cash and cash equivalents	(944)	5,591
Cash and cash equivalents at beginning of period	25,544	27,541
Cash and cash equivalents at end of period	$24,600	$33,132
Supplemental disclosure of cash paid
Interest	$3,428	$1,590
Income taxes	$1,091	$2,136
Noncash investing and financing
Equipment acquired through capital lease obligations	$1,086	$587
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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2019 and 2018. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“2018 Annual Report”) for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019.

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

Customers

There were no customers that represented 10% of our revenues for either of the three months ended March 31, 2019 or 2018, respectively.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1 — Summary of Significant Accounting Policies and Practices in the 2018 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2018 Annual Report, there have been no material changes to the Company's significant accounting policies, other than its adoption of the new leasing standard on January 1, 2019.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income Taxes

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). The Company’s financial statements for the periods ended March 31, 2019 and March 31, 2018 reflected provisions of the Tax Act effective for periods beginning after December 31, 2017, which includes the reduced federal corporate tax rate of from 35% to 21%, adjustments made to executive compensation and meals and entertainment rules, and the inclusion of new categories of income, global intangible low-taxes income (“GILTI”) and foreign derived intangible income (“FDII”). The Company’s effective income tax rate was approximately 33% and 37% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the first quarter of 2019 and 2018 was higher than the statutory rate due to the impact of discrete items, GILTI and executive compensation provisions resulting from the passage of the Tax Act, and foreign tax rates different than statutory rates in the U.S.
The Company has completed the accounting for the adoption of the Tax Act, but the amounts recorded in 2019 for the Tax Act related to the calculations of the GILTI, FDII, executive compensation and meals and entertainment are the Company’s best estimates based on the current data and guidance available. The Company is continuing to evaluate the state tax conformity to the Tax Act, including the GILTI provisions. Given the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). In 2018, the Company made an accounting policy election to account for these effects under the period cost method.
Mistras and its subsidiaries file tax returns in the U.S., including various state and local returns and in other foreign jurisdictions. The Company believes adequate provision has been made for all income tax uncertainties.
Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which the Company adopted as of January 1, 2019. Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. The Company elected the modified retrospective method permitted by the standard, upon which prior-period information has not been restated.

The standard provided for several practical expedient options for use in transition. The Company elected to utilize the “package of practical expedients,” which permits the Company not to reassess previous conclusions reached on lease identification, lease classification and initial direct costs. The Company also elected to utilize the practical expedient available to not separate lease and non-lease components within the lease and have therefore accounted for all lease components as a single lease component.
Adoption of the new standard resulted in the recording of a right-of-use (ROU) asset and liability related to the Company’s operating leases of approximately $38 million as of January 1, 2019. The new standard did not have a material impact to our statements of (loss) income or cash flows.

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

2. Revenue

The majority of the Company's revenues are derived from providing services on a time and material basis and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018.
Performance Obligations

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

Revenue by Category

The following series of tables present our disaggregated revenues:

Revenue by industry was as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Three months ended March 31, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$91,666	$9,704	$15	$—	$101,385
Aerospace & Defense	12,794	11,654	307	—	24,755
Industrials	16,123	5,075	432	—	21,630
Power generation & Transmission	6,262	1,422	1,380	—	9,064
Other Process Industries	6,319	2,242	5	—	8,566
Infrastructure, Research & Engineering	2,590	2,733	847	—	6,170
Other	4,544	2,332	446	(2,105)	5,217
Total	$140,298	$35,162	$3,432	$(2,105)	$176,787

Three months ended March 31, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$103,290	$8,108	$563	$—	$111,961
Aerospace & Defense	12,457	14,465	667	—	27,589
Industrials	11,717	6,400	540	—	18,657
Power generation & Transmission	6,359	720	1,556	—	8,635
Other Process Industries	5,407	1,790	5	—	7,202
Infrastructure, Research & Engineering	2,180	2,519	500	—	5,199
Other	4,185	4,454	2,353	(2,605)	8,387
Total	$145,595	$38,456	$6,184	$(2,605)	$187,630

Revenue per key geographic location was as follows:

Three months ended March 31, 2019	Services	International	Products	Corp/Elim	Total
United States	$113,136	$276	$1,970	$(1,282)	$114,100
Other Americas	26,708	2,229	66	(56)	28,947
Europe	428	31,540	421	(763)	31,626
Asia-Pacific	26	1,117	975	(4)	2,114
Total	$140,298	$35,162	$3,432	$(2,105)	$176,787

Three months ended March 31, 2018	Services	International	Products	Corp/Elim	Total
United States	$123,562	$267	$3,258	$(1,097)	$125,990
Other Americas	21,783	1,902	81	(253)	23,513
Europe	155	34,219	1,120	(1,226)	34,268
Asia-Pacific	95	2,068	1,725	(29)	3,859
Total	$145,595	$38,456	$6,184	$(2,605)	$187,630

Contract Balances

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the condensed consolidated balance sheet at the end of each reporting period within accrued expenses and other current liabilities.
Revenue recognized in 2019, that was included in the contract liability balance at the beginning of the year was $1.8 million. Changes in the contract asset and liability balances during the quarter ended March 31, 2019, were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

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

Stock Options

For the three months ended March 31, 2019 and 2018, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards are fully vested.

No unrecognized compensation costs remained related to stock option awards as of March 31, 2019.

No stock options were granted during the three months ended March 31, 2019 and March 31, 2018.

The following table sets forth a summary of the stock option activity, weighted average exercise prices and options outstanding as of March 31, 2019 and March 31, 2018:

	For the three months ended March 31,
	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,105	$13.47	2,130	$13.43
Granted	—	$—	—	$—
Exercised	(4)	$10.00	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	2,101	$13.47	2,130	$13.43

Restricted Stock Unit Awards

For the three months ended March 31, 2019 and March 31, 2018, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $0.8 million, respectively. As of March 31, 2019, there was $10.0 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.9 years.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows: (awards in thousands, fair value in millions)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	For the three months ended March 31,
	2019	2018
Restricted stock awards vested	50	4
Fair value of awards vested	$0.7	$0.1

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

	For the three months ended March 31,
	2019	2018
Awards issued	14	10
Grant date fair value of awards issued	$0.2	$0.2

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	For the three months ended March 31,
	2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	443	$20.55	532	$21.05
Granted	334	$14.04	211	$19.20
Released	(50)	$19.21	(4)	$24.08
Forfeited	(8)	$20.78	(16)	$19.82
Outstanding at end of period:	719	$17.61	723	$20.52

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

A summary of the Company's PRSU activity is as follows:

	For the three months ended March 31,
	2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	277	$17.80	278	$17.00
Granted	—	$—	123	$19.46
Performance condition adjustments	(3)	$18.46	5	$18.36
Released	(17)	$20.22	—	$—
Forfeited	—	$—	(12)	$16.16
Outstanding at end of period:	257	$17.35	394	$17.71

During the three months ended March 31, 2019 and March 31, 2018, the Compensation Committee approved the final calculation of the award metrics for calendar year 2018 and calendar year 2017, respectively. As a result, the calendar year 2018 PRSUs decreased by approximately 3,000 units and the calendar year 2017 PRSUs increased by approximately 5,000 units.

For the three months ended March 31, 2019 and March 31, 2018, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.2 million and $0.1 million, respectively. At March 31, 2019, there was $1.5 million of total unrecognized compensation costs related to approximately 257,000 non-vested PRSUs, which are expected to be recognized over a remaining weighted average period of 1.8 years.
The Company is still in the process of reviewing the key terms and metrics related to the long-term executive compensation plan for calendar year 2019 PRSUs. As such, no shares have been granted, as noted in the table above. The Company expects these awards to be finalized and approved by its Compensation Committee during the second quarter of 2019.

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

The following table sets forth the computations of basic and diluted earnings per share:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2019		March 31, 2018

Basic earnings per share:
Numerator:
Net (loss) income attributable to Mistras Group, Inc.	$(5,293)		$2,907
Denominator:
Weighted average common shares outstanding	28,574		28,304
Basic earnings per share	$(0.19)		$0.10

Diluted earnings per share:
Numerator:
Net (loss) income attributable to Mistras Group, Inc.	$(5,293)		$2,907
Denominator:
Weighted average common shares outstanding	28,574		28,304
Dilutive effect of stock options outstanding	n/a	(1)	745
Dilutive effect of restricted stock units outstanding	n/a	(2)	313
	28,574		29,362
Diluted earnings per share	$(0.19)		$0.10

(1) - For the three months ended March 31, 2019, 212 shares were excluded from the calculation of diluted EPS due to the net loss for the period.

(2) - For the three months ended March 31, 2019, 168 shares were excluded from the calculation of diluted EPS due to the net loss for the period.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

5.                                      Acquisitions

During the three months ended March 31, 2019 and March 31, 2018, the Company did not complete any acquisitions.

The Company accounts for acquisitions in accordance with the acquisition method of accounting for business combinations. The assets and liabilities of one of the businesses acquired in 2018 were included in the Company's condensed consolidated balance sheet based upon its estimated fair value on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believed were reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired for the acquisition completed during 2018. The results of operations for this acquisition have been included in the Services segment's results from the date of acquisition. Goodwill of $83.2 million primarily relates to expected synergies and assembled workforce, and is not deductible for tax purposes. Other intangible assets, primarily related to technology, customer relationships and covenants not to compete, were $59.6 million.

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Due diligence, professional fees and other transaction costs	$148	$39
Adjustments to fair value of contingent consideration liabilities	305	(1,033)
Acquisition-related expense (benefit), net	$453	$(994)

The Company's contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities.

6.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018

Trade accounts receivable	$148,070	$152,511
Allowance for doubtful accounts	(9,565)	(4,187)
Accounts receivable, net	$138,505	$148,324

The Company had $25.9 million and $16.1 million of unbilled revenues accrued as of March 31, 2019 and December 31, 2018, respectively and such amounts are included within the trade accounts receivable balances above. Unbilled revenues are generally billed in the subsequent quarter to their revenue recognition.

In the fourth quarter of 2018, the Company recorded a reserve of $0.7 million for a renewable energy industry customer of the Company’s Services Division, based in part on the available information about the financial difficulties of the customer.  This customer filed for a voluntary insolvency proceeding on April 9, 2019 at which time payments under the previously agreed upon payment plan ceased. As a result, during the first quarter of 2019, the Company recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer.  During the first quarter of 2019 the Company

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

also recorded a net $0.2 million recovery of an unrelated bad debt provision which the Company had initially recorded as a charge during the second quarter of 2017.

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2019	December 31, 2018

Land		$2,671	$2,680
Buildings and improvements	30-40	24,200	24,338
Office furniture and equipment	5-8	16,427	16,170
Machinery and equipment	5-7	212,114	208,245
		255,412	251,433
Accumulated depreciation and amortization		(161,496)	(157,538)
Property, plant and equipment, net		$93,916	$93,895

Depreciation expense for both the three months ended March 31, 2019 and March 31, 2018 was approximately $6.1 million.

8.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2018	$243,476	$35,783	$—	$279,259
Goodwill acquired during the period	—	—	—	—
Adjustments to preliminary purchase price allocations	—	—	—	—
Foreign currency translation	2,020	(583)	—	1,437
Balance at March 31, 2019	$245,496	$35,200	$—	$280,696

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of March 31, 2019, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of March 31, 2019 and December 31, 2018 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

9.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2019			December 31, 2018
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-14	$112,544	$(62,631)	$49,913	$112,624	$(60,993)	$51,631
Software/Technology	3-15	68,391	(14,556)	53,835	67,240	(13,319)	53,921
Covenants not to compete	2-5	12,632	(11,055)	1,577	12,593	(10,825)	1,768
Other	2-12	10,344	(6,614)	3,730	10,317	(6,242)	4,075
Total		$203,911	$(94,856)	$109,055	$202,774	$(91,379)	$111,395

Amortization expense for the three months ended March 31, 2019 and March 31, 2018 was approximately $3.6 million and $2.5 million, respectively.

10.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018

Accrued salaries, wages and related employee benefits	$28,688	$29,959
Contingent consideration, current portion	1,997	1,687
Accrued workers’ compensation and health benefits	4,750	5,086
Deferred revenue	4,963	5,046
Pension accrual	4,913	5,585
Right-of-use liability - operating	8,700	—
Other accrued expenses	25,630	26,532
Total accrued expenses and other current liabilities	$79,641	$73,895

11.                               Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018

Senior credit facility	$180,475	$181,656
Senior secured term loan, net of debt issuance costs of $0.1 million	98,652	99,897
Notes payable	70	68
Other	8,509	8,999
Total debt	287,706	290,620
Less: Current portion	(6,787)	(6,833)
Long-term debt, net of current portion	$280,919	$283,787

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $300 million revolving line of credit, which, under certain circumstances, can be increased to $450 million with the approval of the banks. In addition, the Credit Agreement provided the Company with a $100 million senior secured term loan A facility. Both

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023. The Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit. As of March 31, 2019, the Company had borrowings of $279.2 million and a total of $5.4 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.0 million as of March 31, 2019, which amount is included in other long-term assets within the accompanying condensed consolidated balance sheet.

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus (h) certain amounts of EBITDA of acquired business for the prior twelve months, plus (i) certain expenses related to the closing of the Credit Agreement, plus (j) non-cash expenses which do not (in the current or any future period) represent a cash item (excluding non-cash gains which increase net income), plus (k) non-recurring charges (not to exceed $10.0 million in the four consecutive quarters immediately preceding the date of determination) for items such as severance, lease termination charges, asset write-offs and litigation settlements paid, and multi-employer pension plan withdrawal liabilities, all determined for the period of four consecutive fiscal quarters immediately preceding the date of determination of EBITDA. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 1.0 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.25 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company and is guaranteed by some of our subsidiaries.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 4.25 to 1 through December 31, 2018, reducing to a maximum permitted ratio of 4.0 to 1 as of March 31, 2019 to September 30, 2019, a maximum permitted ratio of 3.75 to 1 as of December 31, 2019 and a maximum permitted ratio of 3.50 to 1 as of March 31, 2020 and all quarterly periods thereafter, and a Fixed Charge Coverage Ratio of at least 1.25 to 1. Fixed Charge Coverage Ratio means the ratio, as of any date of determination, of (a) (i) EBITDA for the 12 month period immediately preceding the date of determination, taken together as one accounting period, less (ii) the aggregate amount of all capital expenditures made during the period, less (iii) taxes paid in cash during the period, less (iv) Restricted Payments (as defined in the Credit Agreement) paid in cash during the period, -to- (b) the sum of (i) all interest, premium payments, debt discount, fees, charges and related expenses of us and our subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case, to the extent treated as interest in accordance with U.S. generally accepted accounting principles ("GAAP") and to the extent paid in cash during the period, (ii) the aggregate principal amount of all redemptions or similar acquisitions for value of outstanding debt for borrowed money or regularly scheduled principal payments made during the period, but excluding any such payments to the extent refinanced through the incurrence of additional Indebtedness otherwise expressly permitted under the Credit Agreement, and (iii) payments made during the period under all leases that have been or should be, in accordance with GAAP as in effect for the Company's 2017 audited financial statement, recorded as capitalized leases. Beginning in 2020, the Company can elect to increase the maximum Funded Debt Leverage Ratio to 4.0 to 1 for four fiscal quarters immediately following the fiscal quarter in which the Company acquires another business, with the maximum permitted ratio reducing back to 3.5 to 1 in the fifth fiscal quarter following such acquisition. The Company can make this election twice during the term of the Credit Agreement.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

As of March 31, 2019, the Company was in compliance with its Fixed Charge Coverage Ratio, but was not in compliance with its Funded Debt Leverage Ratio and obtained a waiver for such non-compliance.

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes remain outstanding through June 30, 2019 and bear interest at the prime rate for the Bank of Canada, currently 3.95% as of March 31, 2019. Interest expense is recorded in the condensed consolidated statements of income.

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At March 31, 2019, there was approximately $8.5 million outstanding, payable at various times from 2019 to 2029. Monthly payments range from $1 thousand to $17 thousand. Interest rates range from 0.4% to 6.2%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Three months ended March 31,
	2019	2018
Beginning balance	$2,365	$5,508
Acquisitions	—	—
Payments	—	(1,503)
Accretion of liability	44	65
Revaluation	261	(1,098)
Foreign currency translation	29	(63)
Ending balance	$2,699	$2,909

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

13. Leases

The Company leases certain office and operating facilities, machinery, equipment, and vehicles. Concurrent with the adoption of ASC 842, the Company recognized a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term for each lease agreement. The Company has elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less and will continue to recognize lease expense for these leases on a straight-line basis over the lease term. The Company has leases with both lease components and non-lease components, such as common area maintenance, utilities, or other repairs and maintenance. For all asset classes, the Company decided to utilize the practical expedient to include both fixed lease components and fixed non-lease components in calculating the ROU asset and lease liability. The Company identified variable lease payments, such as maintenance payments based on actual activities performed or costs incurred, at lease commencement by assessing the nature of the payment provisions, including whether the payments are subject to a minimum charge. Many of our leases include one or more options to renew. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining future lease payments. As the Company is unable to determine the discount rate implicit in its lease agreements, the Company uses its incremental borrowing rate on the commencement date to calculate the present value of future payments.
The Company’s Condensed Consolidated Balance Sheet includes the following related to operating leases:

Leases	Classification	As of March 31, 2019
Assets
Right-of-use assets	Other Assets	$36,289

Liabilities
Right-of use liability - current	Accrued and other current liabilities	$8,700
Right-of-use liability - long term	Other liabilities	28,340
Total right-of-use liabilities		$37,040

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The right-of use liability for this facility is approximately $5.0 million as of March 31, 2019 and total rent payments made during the quarter ended March 31, 2019 were approximately $0.2 million.
As of March 31, 2019, the total right-of-use assets attributable to finance leases is approximately $14.9 million, which is classified within Property, Plant, & Equipment on the accompanying condensed consolidated balance sheet.
The components of lease costs were as follows:

	Classification	For the three months ended March 31, 2019
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,292
Interest on lease liabilities	Interest expense	197
Operating lease expense	Costs of goods sold or Selling, General & Administrative expenses	3,023
Short-term lease expense	Costs of goods sold or Selling, General & Administrative expenses	133
Variable lease expense	Costs of goods sold or Selling, General & Administrative expenses	272
Total		$4,917

Other information related to leases was as follows:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Finance - financing cash flows	$1,249
Finance - operating cash flows	$197
Operating - operating cash flows	$3,079
ROU assets obtained in the exchange for lease liabilities
Finance leases	$1,086
Operating leases	$1,348
Weighted average remaining lease term (in years)
Finance leases	5.8
Operating leases	6.0
Weighted average discount rate
Finance leases	6.45%
Operating leases	5.97%

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Finance	Operating
Remaining of 2019	$4,916	$8,212
2020	3,694	9,162
2021	2,415	6,666
2022	1,546	5,064
2023	637	4,526
Thereafter	821	11,003
Total	14,029	44,633
Less: Present value discount	(1,219)	(7,593)
Lease liability	$12,810	$37,040

Pursuant to the Company’s adoption of the new lease accounting guidance using a modified retrospective transition approach, as permitted, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. As previously disclosed in its 2018 Annual Report, the following table presents the Company’s future minimum operating lease commitments as of December 31, 2018:

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

The Company was a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleged that in 2014 Mistras delivered a defective Ultrasonic inspection system and alleged damages of approximately $2.3 million, the amount it paid for the system. In January 2018, the Company agreed to settle this matter for a payment of $1.6 million and Mistras subsequently obtained ownership of the underlying ultrasonic inspection components. A charge for $1.6 million was recorded in 2017 and payment was made in February 2018.

A Company vehicle was involved in an accident in which individuals were injured, property was damaged, and businesses alleged impacted by the accident have claimed economic losses. One lawsuit has been filed by one of the injured individuals in the U.S. District Court for the District of Colorado, McAllister v. Mistras Group, Inc. The Company has insurance for these types of matters and believes its insurance is sufficient to cover all claims resulting from this accident. However, the possibility exists that the insurance ultimately will not be sufficient to satisfy all claims or insurance coverage is denied, in which case the Company would be responsible for the amount of claims in excess of insurance coverage.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California. Based upon the preliminary assessment, the EPA is conducting an investigation of the site, which includes taking groundwater and soil samples. The purpose of the investigation is to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. In addition, in 2018, the California Department of Toxic Substances Control notified the owner of the property that it will be performing an additional investigation at the property. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management has explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during the third quarter of 2018 and $0.5 million during the three months ended March 31, 2019 for this potential withdrawal liability. The balance of the estimated total amount of this potential liability as of March 31, 2019 is approximately $4.9 million, which is net of $1.5 million of payments made to one of the pension plans.

Severance and labor disputes

During 2018, the Company recorded approximately $1.2 million in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, General and Administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but has not recorded the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of March 31, 2019.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority.  Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it will not renew several of these leasing services contracts when they expire beginning in 2019. Due to the cap on the length of service allowed under the German Labor Lease Act, employees will have to be transitioned off the customer contracts. It is expected that the German subsidiary then will either terminate these employees, creating a severance obligation to the terminated employees, or transition them to the Company's other customers. As of March 31, 2019, the Company estimated approximately $1.6 million in severance payment obligations, which takes into account the Company's estimate with respect to the employees that would be transitioned to the German subsidiaries' other customers.

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of March 31, 2019, total potential acquisition-related contingent consideration ranged from zero to approximately $5.8 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 1.3 years of operations. See Note 5 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

During the third quarter of 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $2.0 million is remaining as of March 31, 2019. The agreement is based on third party pricing and the Company's planned purchase requirements over the next three years to meet the minimum contractual purchases.

15.                               Segment Disclosure

The Company’s three operating segments are:

•
Services. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT and inspection and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components.

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

Selected consolidated financial information by segment for the periods shown was as follows: (intercompany transactions are eliminated in Corporate and eliminations)

	Three months ended
	March 31, 2019	March 31, 2018
Revenues
Services	$140,298	$145,595
International	35,162	38,456
Products and Systems	3,432	6,184
Corporate and eliminations	(2,105)	(2,605)
	$176,787	$187,630

	Three months ended
	March 31, 2019	March 31, 2018
Gross profit
Services	$37,365	$34,710
International	10,360	10,707
Products and Systems	1,239	2,890
Corporate and eliminations	(90)	(162)
	$48,874	$48,145

	Three months ended
	March 31, 2019	March 31, 2018
Income (loss) from operations
Services	$4,053	$12,275
International	(215)	920
Products and Systems	(1,328)	273
Corporate and eliminations	(6,906)	(7,069)
	$(4,396)	$6,399

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended
	March 31, 2019	March 31, 2018
Depreciation and amortization
Services	$7,268	$5,970
International	2,089	2,281
Products and Systems	290	362
Corporate and eliminations	21	35
	$9,668	$8,648

	March 31, 2019	December 31, 2018
Intangible assets, net
Services	$96,893	$98,362
International	10,437	11,143
Products and Systems	1,317	1,438
Corporate and eliminations	408	452
	$109,055	$111,395

	March 31, 2019	December 31, 2018
Total assets
Services	$536,346	$523,506
International	153,077	146,535
Products and Systems	12,832	12,264
Corporate and eliminations	23,182	11,732
	$725,437	$694,037

Revenues by geographic area for the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Revenues
United States	$114,100	$125,990
Other Americas	28,947	23,513
Europe	31,626	34,268
Asia-Pacific	2,114	3,859
	$176,787	$187,630

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

16. Repurchase of Common Stock

The Company's Board of Directors approved a $50 million stock repurchase plan in 2015. The Company retired all its repurchased shares during the fourth quarter of 2017. There were no repurchases of common stock during the three months ended March 31, 2019, and the Board of Directors approved the termination of the stock repurchase plan on April 1, 2019.

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three months ended March 31, 2019 and March 31, 2018. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed March 15, 2019 (“2018 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2018 Annual Report as well as those discussed in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We offer our customers “OneSource for Asset Protection Solutions®” and are a leading global provider of technology-enabled asset protection solutions used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure, and commercial aerospace components.

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
• Data Management
• Access
• Monitoring
• Laboratory Quality Assurance/Control (QA/QC)
• Equipment

Our OneSource model emphasizes the integration of these solutions to service our customers throughout their assets’ lifetimes. Under this business model, many customers outsource their inspection and other asset protection needs to us on a “run-and maintain” basis to ensure the continued safety and structural and operational integrity of their assets.

We have established long-term relationships as a critical solutions provider to many of the leading companies with assetintensive infrastructure in our target markets. These markets include:

• Oil & Gas (Downstream, Midstream, Upstream and Petrochemical)
• Aerospace & Defense
• Industrial
• Power Generation and Transmission
• Public Infrastructure, Research and Engineering
• Process Industries

Asset protection plays a crucial role in assuring the integrity and reliability of critical infrastructure. As an asset protection solutions provider, MISTRAS seeks to maximize the uptime and safety of critical infrastructure, by helping customers to detect, locate, mitigate and prevent damages such as corrosion, cracks, leaks, manufacturing flaws and other concerns to operating and structural integrity. In addition to these core utilities, the storage and analysis of collected inspection and mechanical integrity data is also a key aspect of asset protection.

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

Due to these trends, we believe those vendors offering integrated solutions, scalable operations skilled personnel and a global footprint will have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, leading to the opportunity to further create significant recurring revenues.

Our operations consist of three reportable segments: Services, International and Products and Systems.

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States, followed by Canada, consisting primarily of NDT and inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components.

•
International offers services, products and systems similar to those of our Services and Products and Systems segments to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

•	Products and Systems designs, manufactures, sells, installs and services our asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Most of our revenues are generated by deploying technicians at our customers' locations. However, the majority of our revenues from aerospace and certain manufacturing clients are generated by performing inspections and testing at our various in-house laboratories.

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions also have provided us with additional service lines, technologies, resources and customers that we believe will enhance our advantages over our competition.

Our Onstream acquisition, which was completed in December 2018, helps support many of our Corporate initiatives. Onstream's strong presence in inline inspection provides us with a strong foundation within the midstream oil and gas market, which is an important piece of our overall growth strategy. We expect to generate new business opportunities through introduction of our inline inspection capabilities to existing midstream customers. The acquisition of Onstream also provides us with an additional digital solution for our customers, the Streamview™ software, which is an innovative application of advanced digital technology.

We believe the following represent key dynamics of the asset protection industry, and that the market available to us will continue to grow as these macro-market trends continue to develop:

Extending the Useful Life of Aging Infrastructure While Increasing Utilization. Due to the prohibitive costs and challenges of building new infrastructure, many companies have chosen to extend the useful life of existing assets through enhancements, rather than replacing these assets. This has resulted in the significant aging and increased utilization of existing infrastructure in our target markets. Increasing demand for refined petroleum products, combined with high plant-utilization rates, are driving refineries to upgrade facilities to make them more efficient and expand capacities. Because aging infrastructure requires more frequent inspection and maintenance in comparison to new infrastructure, companies and public authorities continue to spend on asset protection to ensure their aging infrastructure assets continue to operate effectively.

Outsourcing of Non-Core Activities and Technical Resource Constraints. Due to the increasing sophistication and automation of NDT programs, a decreasing supply of skilled professionals and increasing governmental regulations, companies are increasingly outsourcing NDT to third-party providers with advanced solution portfolios, engineering expertise and trained workforces.

Increasing Corrosion from Low-Quality Inputs. The increased availability and low cost of crude oil from areas such as shale plays and oil sands resources have led to the use of lower-grade raw materials and feedstock. This leads to higher rates of corrosion, especially in refining processes involving petroleum with higher sulfur content, which in turn increases the need for asset protection solutions to detect and/or proactively prevent corrosion-related issues.

Increasing Use of Advanced Materials. Customers in various of our target markets, particularly aerospace and defense, are increasingly utilizing advanced materials, such as composites and other unique technologies in their assets. These materials often cannot be tested using traditional NDT techniques. We believe that demand for more advanced testing and assessment solutions will increase along with the demand for these advanced materials during the design, manufacturing, operating and quality control phases.

Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s (OSHA) National Emphasis Program (NEP). Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly reliable asset protection suppliers with a track record of assisting organizations in meeting increasingly stringent regulations. Our clients benefit from MISTRAS’ extensive engineering consulting base that supports them in devising mechanical integrity programs that both meet regulatory compliance standards and enable enhanced safety and uptime at their facilities.

Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective.

Expanding Aerospace Industry. We believe that increased demand will continue to come from the aerospace industry due to the approximately decade-long backlog for next-generation commercial aircraft to be built, driving the need for advanced solutions that drive cost and quality efficiencies.

Crude Oil Prices. During 2018, crude oil prices rebounded from prior year levels, with exception of the last two months of the year. In 2019, crude oil prices have recovered back to year-ago 2018 levels, and we believe that this present range for crude oil prices is expected to persist for the foreseeable future. As a result, we expect relatively stable oil and gas customer spend for inspection services throughout the remainder of the year, with spending on maintenance shutdowns in 2019 to remain steady with 2018 levels. This demand will be balanced against our continued focus on process efficiencies and cost savings initiatives

Note About Non-GAAP Measures

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

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
	($ in thousands)
Revenues	$176,787	$187,630
Gross profit	48,874	48,145
Gross profit as a % of Revenue	27.6%	25.7%
Total operating expenses	53,270	41,746
Operating expenses as a % of Revenue	30.1%	22.2%
(Loss) income from operations	(4,396)	6,399
(Loss) income from Operations as a % of Revenue	(2.5)%	3.4%
Interest expense	3,527	1,792
(Loss) income before provision for income taxes	(7,923)	4,607
(Benefit) provision for income taxes	(2,637)	1,688
Net (loss) income	(5,286)	2,919
Less: net income attributable to non-controlling interests, net of taxes	7	12
Net (loss) income attributable to Mistras Group, Inc.	$(5,293)	$2,907

Revenue

Revenues for the three months ended March 31, 2019 were $176.8 million, a decrease of $10.8 million, or 6%, compared with the three months ended March 31, 2018.

Revenues by segment for the three months ended March 31, 2019 and March 31, 2018 were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
	($ in thousands)
Revenues
Services	$140,298	$145,595
International	35,162	38,456
Products and Systems	3,432	6,184
Corporate and eliminations	(2,105)	(2,605)
	$176,787	$187,630

Three Months

In the three months ended March 31, 2019, total revenues decreased 6% due to a combination of mid-single digit organic decline, which was primarily due to a $10 million reduction from a contract that ended after the first quarter of 2018, and a low-single digit unfavorable impact of foreign exchange rates, offset by low-single digit acquisition growth. Services segment revenues decreased 4%, driven by high single digit organic decline from the contract mentioned above, offset by mid-single digit acquisition growth. International segment revenues decreased 9%, driven by high single digit unfavorable impact of foreign exchange rates, as well as a low-single digit organic decline. Products and Systems segment revenues decreased by

45%, due to a combination of less sales volume within the core business and the sale of a subsidiary within the segment during the third quarter of 2018.

Oil and gas customer revenues comprised approximately 57% and 60% of total revenues for the three months ended March 31, 2019 and 2018, respectively. Aerospace and defense customer revenues comprised approximately 14% and 15% of total revenues for the three months ended March 31, 2019 and 2018, respectively. The Company’s top ten customers comprised approximately 38% of total revenues for the three months ended March 31, 2019, as compared to 41% for the three months ended March 31, 2018, with no customer accounting for 10% or more of total revenues in either three-month period.

Gross Profit

Gross profit increased by $0.7 million, or 2%, in the three months ended March 31, 2019, on a sales decrease of 6%.

Gross profit by segment for the three months ended March 31, 2019 and March 31, 2018 was as follows:

	Three months ended
	March 31, 2019	March 31, 2018
	($ in thousands)
Gross profit
Services	$37,365	$34,710
% of segment revenue	26.6%	23.8%
International	10,360	10,707
% of segment revenue	29.5%	27.8%
Products and Systems	1,239	2,890
% of segment revenue	36.1%	46.7%
Corporate and eliminations	(90)	(162)
	$48,874	$48,145
% of total revenue	27.6%	25.7%

Three months

Gross profit margin was 27.6% and 25.7% for the three month periods ended March 31, 2019 and 2018, respectively. Services segment gross profit margins had a year-on-year increase of 280 basis points to 26.6% in the three months ended March 31, 2019, which primarily reflected a more favorable sales mix. International segment gross margins had a year-on-year increase of 170 basis points to 29.5% in the three months ended March 31, 2019. This increase was primarily driven by higher utilization of technical labor and overhead as well as a more favorable sales mix. Products and Systems segment gross margin had a year-on-year decrease of 1060 basis points to 36.1% in the three months ended March 31, 2019. This decrease was primarily driven by the reduction in revenues described above.

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of the Company's three segments and for the Company in total:

	Three months ended
	March 31, 2019	March 31, 2018
	($ in thousands)
Services:
Income from operations (GAAP)	$4,053	$12,275
Bad debt provision for troubled customers, net of recoveries	4,755	—
Pension withdrawal expense	534	—
Acquisition-related expense (benefit), net	305	(1,033)
Income before special items (non-GAAP)	9,647	11,242
International:
(Loss) income from operations (GAAP)	(215)	920
Reorganization and other costs	156	89
Bad debt provision for troubled customers, net of recoveries	736	—
Income before special items (non-GAAP)	677	1,009
Products and Systems:
(Loss) income from operations (GAAP)	(1,328)	273
Reorganization and other costs	—	—
(Loss) income before special items (non-GAAP)	(1,328)	273
Corporate and Eliminations:
Loss from operations (GAAP)	(6,906)	(7,069)
Reorganization and other costs	60	—
Acquisition-related expense, net	148	39
Loss before special items (non-GAAP)	(6,698)	(7,030)
Total Company:
(Loss) income from operations (GAAP)	$(4,396)	$6,399
Pension withdrawal expense	534	—
Bad debt provision for troubled customers, net of recoveries	5,491	—
Reorganization and other costs	216	89
Acquisition-related expense (benefit), net	453	(994)
Income before special items (non-GAAP)	$2,298	$5,494

Three months
For the three months ended March 31, 2019, income from operations (GAAP) decreased $10.8 million, or 169%, compared with the three months ended March 31, 2018, while income before special items (non-GAAP) decreased $3.2 million, or 58%. As a percentage of revenues, income before special items decreased by 160 basis points to 1.3% in the three months ended March 31, 2019 from 2.9% in the three months ended March 31, 2018.

Operating expenses (GAAP), as a percentage of revenue, increased to 30% for the three months ended March 31, 2019 from 22% for the three months ended March 31, 2018. Operating expenses, excluding special items, (non-GAAP), as a percentage of revenues, was 26% of revenue for the three months ended March 31, 2019 compared to 23% for the three months ended March 31, 2018. The chart above highlights the special expense items that resulted in a higher GAAP operating expense percentage for 2019 compared to 2018. In addition to the special items, for both GAAP and non-GAAP comparisons, there was $3.2 million of operating expenses for the Onstream acquisition, inclusive of depreciation and amortization of $1.3 million, which represented the majority of the remaining 3% increase for the respective periods.

In the fourth quarter of 2018, we recorded a reserve of $0.7 million for a renewable energy industry customer of the Company’s Services Division, based in part on the available information about the financial difficulties of the customer.  This customer filed for a voluntary insolvency proceeding on April 9, 2019 at which time payments under the previously agreed to payment plan ceased. As a result, during the first quarter of 2019, we recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer.  During the first quarter of 2019 we additionally recorded a net $0.2 million recovery of an unrelated bad debt provision which we had initially recorded as a charge during the second quarter of 2017.

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs.  Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management has explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during the third quarter of 2018 and $0.5 million during the three months ended March 31, 2019 for this potential withdrawal liability. The balance of the estimated total amount of this potential liability as of March 31, 2019 is approximately $4.9 million, which is net of $1.5 million of payments made to one of the pension plans.

Interest Expense

Interest expense was approximately $3.5 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The increases were due to borrowings on the Company's Credit Agreement attributable primarily to the acquisition completed during the fourth quarter of 2018, and to a lesser extent, from an increase in the base borrowing rate.

Income Taxes

The Company’s effective income tax rate was approximately 33% and 37% for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate for the first quarter of 2019 and 2018 was higher than the statutory rate due to the impact of discrete items, GILTI and executive compensation provisions resulting from the passage of the Tax Act, and foreign tax rates different than statutory rates in the U.S.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended
	March 31, 2019	March 31, 2018
	($ in thousands)
Net cash provided by (used in):
Operating activities	$8,177	$5,818
Investing activities	(5,001)	(4,772)
Financing activities	(3,949)	4,261
Effect of exchange rate changes on cash	(171)	284
Net change in cash and cash equivalents	$(944)	$5,591

Cash Flows from Operating Activities

During the three months ended March 31, 2019, cash provided by operating activities was $8.2 million, representing a year-on-year increase of $2.4 million, or 41%. The increase was primarily attributable to movements in working capital, including the timing of collections on accounts receivable.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $5.0 million, compared with $4.8 million in 2018. Capital expenditures were $5.7 million for the first three months of 2019, compared with $5.3 million in the comparable 2018 period.

Cash Flows from Financing Activities

Net cash used by financing activities was $3.9 million for the three months ended March 31, 2019. The Company paid down $2.3 million, net, on its Credit Agreement, inclusive of quarterly payments of the Term Loan, as well as payments of $1.4 million of other debt and capital lease obligations. For the comparable period in 2018, net cash provided by financing activities was $4.3 million. The Company borrowed $7.9 million, net, on its Credit Agreement for working capital needs, offset by payments of $2.1 million of debt and capital lease obligations and $1.5 million of acquisition earnout payments.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net decrease of $0.2 million in the first three months of 2019, compared to a $0.3 million increase for the first three months of 2018.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2018 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and in Note 11 - Long-Term Debt to these condensed consolidated financial statements in this Quarterly Report, under the heading “Senior Credit Facility.”

As of March 31, 2019, we had cash and cash equivalents totaling $24.6 million and available borrowing capacity of $114.1 million under our Credit Agreement with borrowings of $279.2 million and $5.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2019, the Company was in compliance with its Fixed Charge Coverage Ratio, but was not in compliance with its Funded Debt Leverage Ratio and obtained a waiver for such non-compliance (See Note 11 for the covenant requirements of our Credit Agreement).

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2018 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2018 Annual Report.

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to the Company’s quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2018 Annual Report.

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

See Note 13 - Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2018 Annual Report, except as disclosed in such Note 14.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2018 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2018 Annual Report, except that as disclosed above under “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” the Company failed to maintain a Funded Debt Leverage Ratio of 4.00 to 1.00 for the twelve month period ended March 31, 2019, as required by the Credit Agreement, for which the Company received a waiver. The calculation period is a rolling twelve months, and there can be no assurance that the Company will be in compliance with this covenant at the end of the next quarter, and if necessary, similarly obtain a waiver of any such noncompliance.  If we fail to comply with financial or other covenants in our Credit Agreement, we may be required to repay the indebtedness to our existing lenders, which may harm our liquidity.

.

ITEM 2.                                                Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units. There were no shares of stock acquired during the quarter, and the share repurchase plan was terminated on April 1, 2019 as described below.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 31, 2019	—	$—	—	$25,088,000
February 28, 2019	—	$—	—	$25,088,000
March 31, 2019	20,440	$13.90	—	$25,088,000

(1) - On October 7, 2015, the Company announced that its Board of Directors approved a share repurchase plan, which authorized the expenditure of up to $50.0 million for the purchase of the Company's common stock. Effective April 1, 2019, the Company's Board of Directors terminated its share repurchase plan, of which $25.1 million was remaining before the aforementioned termination of the plan.

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

Date: May 7, 2019