Form 10-Q
period 2019-06-30
Mistras Group, Inc.
filed 2019-08-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of August 2, 2019, the registrant had 28,694,680 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$12,501	$25,544
Accounts receivable, net	155,043	148,324
Inventories	13,685	13,053
Prepaid expenses and other current assets	16,765	15,870
Total current assets	197,994	202,791
Property, plant and equipment, net	95,442	93,895
Intangible assets, net	107,753	111,395
Goodwill	283,017	279,259
Deferred income taxes	2,882	1,930
Other assets	46,385	4,767
Total assets	$733,473	$694,037
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,840	$13,863
Accrued expenses and other current liabilities	82,897	73,895
Current portion of long-term debt	7,056	6,833
Current portion of finance lease obligations	3,680	3,922
Income taxes payable	2,497	1,958
Total current liabilities	114,970	100,471
Long-term debt, net of current portion	263,381	283,787
Obligations under finance leases, net of current portion	9,826	9,075
Deferred income taxes	25,041	23,148
Other long-term liabilities	38,976	6,482
Total liabilities	452,194	422,963
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,685,486 and 28,562,608 shares issued	286	285
Additional paid-in capital	228,883	226,616
Retained earnings	73,691	71,553
Accumulated other comprehensive loss	(21,777)	(27,557)
Total Mistras Group, Inc. stockholders’ equity	281,083	270,897
Non-controlling interests	196	177
Total equity	281,279	271,074
Total liabilities and equity	$733,473	$694,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$200,616	$191,793	$377,403	$379,423
Cost of revenue	135,063	131,084	257,480	264,872
Depreciation	5,482	5,626	10,978	11,323
Gross profit	60,071	55,083	108,945	103,228
Selling, general and administrative expenses	41,923	41,267	83,686	80,301
Bad debt provision for troubled customers, net of recoveries	(2,693)	—	2,798	—
Pension withdrawal expense	—	—	534	—
Research and engineering	754	913	1,611	1,669
Depreciation and amortization	4,119	2,965	8,291	5,916
Acquisition-related expense (benefit), net	549	(366)	1,002	(1,360)
Income from operations	15,419	10,304	11,023	16,702
Interest expense	3,579	1,895	7,106	3,686
Income before provision for income taxes	11,840	8,409	3,917	13,016
Provision for income taxes	4,397	2,409	1,760	4,096
Net income	7,443	6,000	2,157	8,920
Less: net income attributable to non-controlling interests, net of taxes	12	—	19	12
Net income attributable to Mistras Group, Inc.	$7,431	$6,000	$2,138	$8,908
Earnings per common share:
Basic	$0.26	$0.21	$0.07	$0.31
Diluted	$0.26	$0.20	$0.07	$0.30
Weighted average common shares outstanding:
Basic	28,657	28,346	28,616	28,325
Diluted	28,862	29,334	28,918	29,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income	$7,443	$6,000	$2,157	$8,920
Other comprehensive income:
Foreign currency translation adjustments	3,649	(5,565)	5,780	(4,065)
Comprehensive income	11,092	435	7,937	4,855
Less: comprehensive income (loss) attributable to non-controlling interest	10	(4)	19	10
Comprehensive income attributable to Mistras Group, Inc.	$11,082	$439	$7,918	$4,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at March 31, 2019	28,627	$286	$227,790	$66,260	$(25,426)	$268,910	$186	$269,096
Net income	—	—	—	7,431	—	7,431	12	7,443
Other comprehensive income, net of tax	—	—	—	—	3,649	3,649	(2)	3,647
Share-based payments	58	—	1,490	—	—	1,490	—	1,490
Net settlement on vesting of restricted stock units	—	—	(397)	—	—	(397)	—	(397)
Balance at June 30, 2019	28,685	$286	$228,883	$73,691	$(21,777)	$281,083	$196	$281,279

Balance at March 31, 2018	28,314	$282	$223,576	$67,624	$(15,305)	$276,177	$187	$276,364
Net income	—	—	—	6,000	—	6,000	—	6,000
Other comprehensive loss, net of tax	—	—	—	—	(5,565)	(5,565)	(4)	(5,569)
Share-based payments	60	1	1,670	—	—	1,671	—	1,671
Net settlement on vesting of restricted stock units	—	—	(612)	—	—	(612)	—	(612)
Balance at June 30, 2018	28,374	$283	$224,634	$73,624	$(20,870)	$277,671	$183	$277,854

	Six months ended
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2018	28,563	$285	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074
Net income	—	—	—	2,138	—	2,138	19	2,157
Other comprehensive income, net of tax	—	—	—	—	5,780	5,780	—	5,780
Share-based payments	119	1	2,916	—	—	2,917	—	2,917
Net settlement on vesting of restricted stock units	—	—	(681)	—	—	(681)	—	(681)
Exercise of stock options	3	—	32	—	—	32	—	32
Balance at June 30, 2019	28,685	$286	$228,883	$73,691	$(21,777)	$281,083	$196	$281,279

Balance at December 31, 2017	28,295	$282	$222,425	$64,716	$(16,805)	$270,618	$173	$270,791
Net income	—	—	—	8,908	—	8,908	12	8,920
Other comprehensive loss, net of tax	—	—	—	—	(4,065)	(4,065)	(2)	(4,067)
Share-based payments	79	1	2,864	—	—	2,865	—	2,865
Net settlement on vesting of restricted stock units	—	—	(655)	—	—	(655)	—	(655)
Balance at June 30, 2018	28,374	$283	$224,634	$73,624	$(20,870)	$277,671	$183	$277,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities
Net income	$2,157	$8,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,269	17,239
Deferred income taxes	420	601
Share-based compensation expense	2,867	2,829
Bad debt provision for troubled customers, net of recoveries	2,798	—
Fair value adjustments to contingent consideration	672	(990)
Foreign currency (gain) loss	(1,218)	372
Other	(395)	164
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(8,792)	(8,405)
Inventories	(594)	(1,171)
Prepaid expenses and other assets	(625)	(1,248)
Accounts payable	4,945	4,475
Accrued expenses and other liabilities	(988)	(78)
Income taxes payable	589	(2,613)
Net cash provided by operating activities	21,105	20,095
Cash flows from investing activities
Purchase of property, plant and equipment	(11,562)	(10,963)
Purchase of intangible assets	(441)	(265)
Proceeds from sale of equipment	955	941
Net cash used in investing activities	(11,048)	(10,287)
Cash flows from financing activities
Repayment of finance lease obligations	(2,411)	(3,109)
Proceeds from borrowings of long-term debt	566	1,334
Repayment of long-term debt	(3,445)	(1,322)
Proceeds from revolver	10,000	19,100
Repayment of revolver	(27,200)	(33,100)
Payment of contingent consideration for business acquisitions	—	(1,506)
Taxes paid related to net share settlement of share-based awards	(681)	(655)
Proceeds from exercise of stock options	32	—
Net cash used in financing activities	(23,139)	(19,258)
Effect of exchange rate changes on cash and cash equivalents	39	(561)
Net change in cash and cash equivalents	(13,043)	(10,011)
Cash and cash equivalents at beginning of period	25,544	27,541
Cash and cash equivalents at end of period	$12,501	$17,530
Supplemental disclosure of cash paid
Interest	$7,016	$3,456
Income taxes	$2,565	$7,011
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,887	$2,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.                                      Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries ("the Company") is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial and materials and public infrastructure and commercial aerospace components. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI), non-destructive testing (NDT) and mechanical services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, commercial aerospace and defense, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2019 and 2018. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K (“2018 Annual Report”) for the year ended December 31, 2018, dated March 15, 2019.

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

Customers

For the three and six months ended June 30, 2019 and 2018, there were no customers that represented 10% or more of revenue.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income Taxes

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). The Company’s financial statements for the periods ended June 30, 2019 and June 30, 2018 reflected provisions of the Tax Act effective for periods beginning after December 31, 2017, which includes the reduced federal corporate tax rate of from 35% to 21%, adjustments made to executive compensation and meals and entertainment rules, and the inclusion of new categories of income, global intangible low-taxes income (“GILTI”) and foreign derived intangible income (“FDII”). The Company’s effective income tax rate was approximately 37% and 29% for the three months ended June 30, 2019 and 2018, respectively. The Company's effective income tax rate was approximately 45% and 31% for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the second quarter and first six-months of 2019 and 2018 was higher than the statutory rate due to the impact of discrete items, GILTI and executive compensation provisions resulting from the passage of the Tax Act, foreign tax rates different than statutory rates in the U.S., and an increase in the reserve for uncertain income tax provision.
The Company has completed the accounting for the adoption of the Tax Act. The amounts recorded in 2019 for the Tax Act related to the calculations of the GILTI, FDII, executive compensation and meals and entertainment are the Company’s best estimates based on the current data and guidance available. The Company is continuing to evaluate the state tax conformity to the Tax Act, including the GILTI provisions. Given the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). In 2018, the Company made an accounting policy election to account for these effects under the period cost method.
Mistras and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. The Company believes adequate provision has been made for all income tax uncertainties.
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

The standard provided for several practical expedient options for use in transition. The Company elected to utilize the “package of practical expedients,” which permits the Company not to reassess previous conclusions reached on lease identification, lease classification and initial direct costs. The Company also elected to utilize the practical expedient available to not separate lease and non-lease components within the lease and has therefore accounted for all lease components as a single lease component.
Adoption of the new standard resulted in the recording of a right-of-use (ROU) asset and liability related to the Company’s operating leases of approximately $38 million as of January 1, 2019. The new standard did not have a material impact to our statements of income or cash flows.
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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company provides highly integrated and bundled inspection services to its customers. Some of our contracts have multiple performance obligations, most commonly due to the contract providing both goods and services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.
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

Contract Estimates

The majority of our revenues are short-term in nature. The Company has many Master Service Agreements (MSAs) that specify an overall framework and contract terms when the Company and customers agree upon services or products to be provided. The actual contracting to provide services or furnish products is triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into long-term contracts, which can range from several months to several years. Revenue on such long-term contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of our project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Revenue by Category

The following series of tables present our disaggregated revenues:

Revenue by industry was as follows:

Three Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$109,103	$11,767	$465	$—	$121,335
Aerospace & Defense	13,511	10,504	315	—	24,330
Industrials	19,638	5,459	647	—	25,744
Power generation & Transmission	8,352	2,499	619	—	11,470
Other Process Industries	6,384	2,504	68	—	8,956
Infrastructure, Research & Engineering	2,806	2,517	1,059	—	6,382
Other	1,416	1,840	1,096	(1,953)	2,399
Total	$161,210	$37,090	$4,269	$(1,953)	$200,616

Three Months Ended June 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$95,288	$9,716	$375	$—	$105,379
Aerospace & Defense	13,371	14,086	770	—	28,227
Industrials	16,607	6,942	925	—	24,474
Power generation & Transmission	9,137	2,806	554	—	12,497
Other Process Industries	6,138	2,909	33	—	9,080
Infrastructure, Research & Engineering	3,914	2,552	1,261	—	7,727
Other	3,263	2,100	1,468	(2,422)	4,409
Total	$147,718	$41,111	$5,386	$(2,422)	$191,793

Six Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$200,769	$21,472	$480	$—	$222,721
Aerospace & Defense	26,305	22,158	622	—	49,085
Industrials	35,762	10,534	1,079	—	47,375
Power generation & Transmission	14,614	3,921	2,000	—	20,535
Other Process Industries	12,702	4,746	73	—	17,521
Infrastructure, Research & Engineering	5,396	5,250	1,905	—	12,551
Other	5,959	4,171	1,542	(4,057)	7,615
Total	$301,507	$72,252	$7,701	$(4,057)	$377,403

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$197,036	$17,844	$937	$—	$215,817
Aerospace & Defense	25,828	28,551	1,436	—	55,815
Industrials	28,324	13,342	1,465	—	43,131
Power generation & Transmission	17,038	3,526	2,110	—	22,674
Other Process Industries	11,545	4,699	38	—	16,282
Infrastructure, Research & Engineering	6,094	5,071	1,761	—	12,926
Other	7,448	6,534	3,823	(5,027)	12,778
Total	$293,313	$79,567	$11,570	$(5,027)	$379,423

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$131,880	$57	$2,977	$(1,274)	$133,640
Other Americas	28,804	1,686	71	(207)	30,354
Europe	271	33,740	436	(472)	33,975
Asia-Pacific	255	1,607	785	—	2,647
Total	$161,210	$37,090	$4,269	$(1,953)	$200,616

Three Months Ended June 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$122,835	$157	$2,782	$(649)	$125,125
Other Americas	22,676	1,955	278	(743)	24,166
Europe	2,133	37,645	815	(969)	39,624
Asia-Pacific	74	1,354	1,511	(61)	2,878
Total	$147,718	$41,111	$5,386	$(2,422)	$191,793

Six Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$245,015	$334	$4,947	$(2,554)	$247,742
Other Americas	55,513	3,915	137	(264)	59,301
Europe	698	65,280	857	(1,235)	65,600
Asia-Pacific	281	2,723	1,760	(4)	4,760
Total	$301,507	$72,252	$7,701	$(4,057)	$377,403

Six Months Ended June 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$246,398	$424	$6,040	$(1,746)	$251,116
Other Americas	44,459	3,857	360	(996)	47,680
Europe	2,288	71,845	1,934	(2,195)	73,872
Asia-Pacific	168	3,441	3,236	(90)	6,755
Total	$293,313	$79,567	$11,570	$(5,027)	$379,423

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
Revenue recognized in 2019, that was included in the contract liability balance at the beginning of the year was $2.7 million. Changes in the contract asset and liability balances during the quarter ended June 30, 2019, were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

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

Stock Options

For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards are fully vested.

No unrecognized compensation costs remained related to stock option awards as of June 30, 2019.

The following table sets forth a summary of the stock option activity, weighted average exercise prices and options outstanding as of June 30, 2019 and June 30, 2018:

	Six months ended June 30,
	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,105	$13.47	2,130	$13.43
Granted	—	$—	—	$—
Exercised	(4)	$10.00	—	$—
Expired or forfeited	(7)	$10.00	—	$—
Outstanding at end of period:	2,094	$13.48	2,130	$13.43

Restricted Stock Unit Awards

For the three months ended June 30, 2019 and June 30, 2018, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million and $1.2 million, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.0 million and $2.0 million, respectively. As of June 30, 2019, there was $8.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted average period of 2.7 years.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2019	2018
Restricted stock awards vested	77	35
Fair value of awards vested	$1,052	$704

Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the fully-vested common stock the Company issued to its five non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Six months ended June 30,
	2019	2018
Awards issued	15	10
Grant date fair value of awards issued	$210	$200

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	443	$20.55	532	$21.05
Granted	334	$14.04	211	$19.20
Released	(77)	$19.88	(35)	$21.44
Forfeited	(23)	$19.35	(24)	$20.17
Outstanding at end of period:	677	$17.46	684	$20.49

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on three metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS (defined as net income attributable to MISTRAS Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense and certain acquisition related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange (gain) loss and, if applicable, certain special items which are noted) and (3) Revenue. There also is a discretionary portion of the PRSUs based on individual performance, granted at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

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

A summary of the Company's PRSU activity is as follows:

	Six months ended June 30,
	2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	277	$17.80	278	$17.00
Granted	190	$13.63	123	$19.46
Performance condition adjustments	(3)	$18.46	(4)	$19.67
Released	(77)	$15.86	(61)	$15.04
Forfeited	—	$—	(12)	$16.16
Outstanding at end of period:	387	$15.94	324	$18.15

During the six months ended June 30, 2019 and June 30, 2018, the Compensation Committee approved the final calculation of the award metrics for calendar year 2018 and calendar year 2017, respectively. As a result, the calendar year 2018 PRSUs decreased by approximately 3,000 units and the calendar year 2017 PRSUs increased by approximately 4,000 units. There was a decrease of approximately 8,000 units for the six months ended June 30, 2018 based on forecasted results for calendar year 2018. These adjustments comprise the performance condition adjustments for the six months ended June 30, 2018 noted above.

As of June 30, 2019, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

For the three months ended June 30, 2019 and June 30, 2018, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.4 million and $0.5 million, respectively. For the six months ended June 30, 2019 and June 30, 2018, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.7 million and $0.6 million, respectively. At June 30, 2019, there was $3.7 million of total unrecognized compensation costs related to approximately 387,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted average period of 2.6 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Basic earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$7,431	$6,000	$2,138	$8,908
Denominator:
Weighted average common shares outstanding	28,657	28,346	28,616	28,325
Basic earnings per share	$0.26	$0.21	$0.07	$0.31

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$7,431	$6,000	$2,138	$8,908
Denominator:
Weighted average common shares outstanding	28,657	28,346	28,616	28,325
Dilutive effect of stock options outstanding	46	660	131	702
Dilutive effect of restricted stock units outstanding	159	328	171	322
	28,862	29,334	28,918	29,349
Diluted earnings per share	$0.26	$0.20	$0.07	$0.30

5.                                      Acquisitions

During the six months ended June 30, 2019 and June 30, 2018, the Company did not complete any acquisitions.

The Company accounts for acquisitions in accordance with the acquisition method of accounting for business combinations. The assets and liabilities of the one business acquired in the fourth quarter of 2018 was included in the Company's condensed consolidated balance sheet based upon its estimated fair value on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believed were reasonable. The Company is still in the process of completing its valuation of the assets, both tangible and intangible, and liabilities acquired for the acquisition completed during 2018. The results of operations for this acquisition have been included in the Services segment's results from the date of acquisition. Goodwill of $83.2 million primarily relates to expected synergies and the assembled workforce, and is not deductible for tax purposes. Other intangible assets, primarily related to technology, customer relationships and covenants not to compete, were $59.6 million.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense (benefit), net, on the condensed consolidated statements of income and were as follows for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Due diligence, professional fees and other transaction costs	$182	$(409)	$330	$(370)
Adjustments to fair value of contingent consideration liabilities	367	43	672	(990)
Acquisition-related expense (benefit), net	$549	$(366)	$1,002	$(1,360)

The Company's contingent consideration liabilities are recorded on the balance sheet in accrued expenses and other liabilities.

6.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018

Trade accounts receivable	$160,978	$152,511
Allowance for doubtful accounts	(5,935)	(4,187)
Accounts receivable, net	$155,043	$148,324

The Company had $25.6 million and $16.1 million of unbilled revenues accrued as of June 30, 2019 and December 31, 2018, respectively, and such amounts are included within the trade accounts receivable balances above. Unbilled revenues are generally billed in the subsequent quarter to their revenue recognition.

In the fourth quarter of 2018, the Company recorded a reserve of $0.7 million for a renewable energy industry customer, based in part on the available information about the financial difficulties of the customer.  This customer filed for a voluntary insolvency proceeding on April 9, 2019 at which time payments under the previously agreed upon payment plan ceased. As a result, during the first quarter of 2019, the Company recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer. During the second quarter, the Company reversed $1.0 million of this reserve based on additional information obtained during the quarter.

During the first six months of 2019, the Company sold to an unaffiliated third party, without recourse, its remaining outstanding receivables in an unrelated bankruptcy proceeding, which the Company had initially recorded as a charge during the second quarter of 2017. During the first quarter of 2019, the Company recorded a recovery of $0.2 million and during the six months ending June 30, 2019, the Company recorded a recovery $1.9 million, related to a bad debt provision related to this customer.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2019	December 31, 2018

Land		$2,680	$2,680
Buildings and improvements	30-40	24,408	24,338
Office furniture and equipment	5-8	16,791	16,170
Machinery and equipment	5-7	218,281	208,245
		262,160	251,433
Accumulated depreciation and amortization		(166,718)	(157,538)
Property, plant and equipment, net		$95,442	$93,895

Depreciation expense for each of the three months ended June 30, 2019 and June 30, 2018 was approximately $6.1 million.

Depreciation expense for each of the six months ended June 30, 2019 and June 30, 2018 was approximately $12.2 million.

8.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2018	$243,476	$35,783	$—	$279,259
Goodwill acquired during the period	—	—	—	—
Adjustments to preliminary purchase price allocations	—	—	—	—
Foreign currency translation	3,963	(205)	—	3,758
Balance at June 30, 2019	$247,439	$35,578	$—	$283,017

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of June 30, 2019, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of June 30, 2019 and December 31, 2018 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

9.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2019			December 31, 2018
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-14	$113,154	$(64,632)	$48,522	$112,624	$(60,993)	$51,631
Software/Technology	3-15	70,348	(15,896)	54,452	67,240	(13,319)	53,921
Covenants not to compete	2-5	12,669	(11,277)	1,392	12,593	(10,825)	1,768
Other	2-12	10,381	(6,994)	3,387	10,317	(6,242)	4,075
Total		$206,552	$(98,799)	$107,753	$202,774	$(91,379)	$111,395

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Amortization expense for the three months ended June 30, 2019 and June 30, 2018 was approximately $3.5 million and $2.5 million, respectively.

Amortization expense for the six months ended June 30, 2019 and June 30, 2018 was approximately $7.1 million and $5.0 million, respectively.

10.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018

Accrued salaries, wages and related employee benefits	$30,367	$29,959
Contingent consideration, current portion	3,095	1,687
Accrued workers’ compensation and health benefits	4,859	5,086
Deferred revenue	4,067	5,046
Pension accrual	4,009	5,585
Right-of-use liability - operating	9,575	—
Other accrued expenses	26,925	26,532
Total accrued expenses and other current liabilities	$82,897	$73,895

11.                               Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018

Senior credit facility	$164,397	$181,656
Senior secured term loan, net of debt issuance costs of $0.1 million	97,407	99,897
Notes payable	71	68
Other	8,562	8,999
Total debt	270,437	290,620
Less: Current portion	(7,056)	(6,833)
Long-term debt, net of current portion	$263,381	$283,787

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $300 million revolving line of credit, which, under certain circumstances, can be increased to $450 million with the approval of the banks. In addition, the Credit Agreement provided the Company with a $100 million senior secured term loan A facility. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023. The Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit. As of June 30, 2019, the Company had borrowings of $261.8 million and a total of $5.4 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.0 million as of June 30, 2019, which is included in other long-term assets within the accompanying condensed consolidated balance sheet.

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

As of June 30, 2019, the Company was in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Notes Payable and Other

In connection with certain of its acquisitions, the Company issued subordinated notes payable to the sellers. The maturity of the notes remain outstanding through June 30, 2019 and bear interest at the prime rate for the Bank of Canada, currently 3.95% as of June 30, 2019. The balance outstanding at June 30, 2019 was paid in July 2019. Interest expense is recorded in the condensed consolidated statements of income.

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At June 30, 2019, there was approximately $8.6 million outstanding, payable at various times from 2019 to 2029. Monthly payments range from $1 thousand to $17 thousand. Interest rates range from 0.4% to 6.2% and is recorded in the condensed consolidated statements of income.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Six months ended June 30,
	2019	2018
Beginning balance	$2,365	$5,508
Acquisitions	—	—
Payments	—	(1,506)
Accretion of liability	75	108
Revaluation	597	(1,098)
Foreign currency translation	58	(105)
Ending balance	$3,095	$2,907

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
The Company’s Condensed Consolidated Balance Sheet includes the following related to operating leases:

Leases	Classification	June 30, 2019
Assets
Right-of-use assets	Other Assets	$41,868

Liabilities
Right-of-use liability - current	Accrued and other current liabilities	$9,575
Right-of-use liability - long term	Other liabilities	33,030
Total right-of-use liabilities		$42,605

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $4.9 million as of June 30, 2019 and total rent payments made during the three and six months ended June 30, 2019 were approximately $0.2 million and $0.5 million, respectively.
As of June 30, 2019, the total ROU assets attributable to finance leases is approximately $15.0 million, which is classified within Property, Plant, & Equipment on the accompanying condensed consolidated balance sheet.
The components of lease costs were as follows:

	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,226	$2,403
Interest on lease liabilities	Interest expense	189	380
Operating lease expense	Costs of goods sold or Selling, General & Administrative expenses	3,139	6,259
Short-term lease expense	Costs of goods sold or Selling, General & Administrative expenses	2	6
Variable lease expense	Costs of goods sold or Selling, General & Administrative expenses	273	518
Total		$4,829	$9,566

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Other information related to leases was as follows:

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Finance - financing cash flows	$2,411
Finance - operating cash flows	$380
Operating - operating cash flows	$6,196
ROU assets obtained in the exchange for lease liabilities
Finance leases	$2,887
Operating leases	$8,962
Weighted average remaining lease term (in years)
Finance leases	5.8
Operating leases	6.0
Weighted average discount rate
Finance leases	6.3%
Operating leases	6.0%

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Finance	Operating
Remaining of 2019	$3,563	$6,122
2020	4,301	10,759
2021	2,825	8,030
2022	1,952	6,110
2023	1,037	5,468
Thereafter	998	15,104
Total	14,676	51,593
Less: Present value discount	(1,170)	(8,988)
Lease liability	$13,506	$42,605

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

A Company vehicle was involved in an accident in which individuals were injured, property was damaged, and businesses allegedly impacted by the accident have claimed economic losses. One lawsuit has been filed by one of the injured individuals in the U.S. District Court for the District of Colorado, McAllister v. Mistras Group, Inc. The Company has insurance for these types of matters. Most of the claims have been settled, including the claims covered by the McAllister case, and the two remaining unresolved claims are for economic loss and property damage only, and all of the claims, including the two that have not yet been resolved, will be fully covered by the Company's insurance.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during the third quarter of 2018 and $0.5 million during the three and six months ended June 30, 2019 for this potential withdrawal liability. The balance of the estimated total amount of this potential liability as of June 30, 2019 is approximately $4.0 million, which is net of $2.4 million of payments made to one of the pension plans.

Severance and labor disputes

During the third quarter of 2018, the Company recorded approximately $1.2 million in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, General and Administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but has not recorded the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of June 30, 2019.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority.  Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it would not renew several of these leasing services contracts when they expire beginning in 2019. Due to the cap on the length of service allowed under the German Labor Lease Act, employees will have to be transitioned off the customer contracts. It is expected that the German subsidiary then will either terminate these employees, creating a severance obligation to the terminated employees, or transition them to the Company's other customers. As of June 30, 2019, the Company estimated approximately $1.4 million in severance payment obligations, which takes into account the Company's estimate with respect to the employees that would be transitioned to the German subsidiaries' other customers and is net of $0.1 million in payments and $0.1 million in reversals due to employees being transitioned to customer contracts.

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of June 30, 2019, total potential acquisition-related contingent consideration ranged from zero to approximately $5.6 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next year. See Note 5 - Acquisitions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

During the third quarter of 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.7 million is remaining as of June 30, 2019. The agreement is based on third party pricing and the Company's planned purchase requirements over the three year purchase period to meet the minimum contractual purchases.

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

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Services	$161,210	$147,718	$301,507	$293,313
International	37,090	41,111	72,252	79,567
Products and Systems	4,269	5,386	7,701	11,570
Corporate and eliminations	(1,953)	(2,422)	(4,057)	(5,027)
	$200,616	$191,793	$377,403	$379,423

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross profit
Services	$47,208	$40,127	$84,573	$74,837
International	11,058	12,689	21,418	23,396
Products and Systems	1,825	2,213	3,064	5,103
Corporate and eliminations	(20)	54	(110)	(108)
	$60,071	$55,083	$108,945	$103,228

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income (loss) from operations
Services	$20,905	$16,328	$24,958	$28,603
International	2,450	2,455	2,234	3,375
Products and Systems	(405)	(656)	(1,733)	(384)
Corporate and eliminations	(7,531)	(7,823)	(14,436)	(14,892)
	$15,419	$10,304	$11,023	$16,702

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Depreciation and amortization
Services	$7,209	$5,970	$14,478	$11,941
International	2,042	2,260	4,131	4,541
Products and Systems	300	366	589	729
Corporate and eliminations	50	(5)	71	28
	$9,601	$8,591	$19,269	$17,239

	June 30, 2019	December 31, 2018
Intangible assets, net
Services	$95,321	$98,362
International	10,797	11,143
Products and Systems	1,275	1,438
Corporate and eliminations	360	452
	$107,753	$111,395

	June 30, 2019	December 31, 2018
Total assets
Services	$548,182	$523,506
International	152,929	146,535
Products and Systems	13,621	12,264
Corporate and eliminations	18,741	11,732
	$733,473	$694,037

Refer to Footnote 2 - Revenue, for revenues by geographic area for the three and six months ended June 30, 2019 and 2018.

16. Repurchase of Common Stock

The Company's Board of Directors approved a $50 million stock repurchase plan in 2015. The Company retired all its repurchased shares during the fourth quarter of 2017. There were no repurchases of common stock during the six months ended June 30, 2019, and the Board of Directors approved the termination of the stock repurchase plan effective on April 1, 2019.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and six months ended June 30, 2019 and June 30, 2018. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 (“2018 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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
• Data Management
• Access
• Monitoring
• Laboratory Quality Assurance/Control (QA/QC)
• Equipment

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

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

Due to these trends, we believe those vendors offering integrated solutions, scalable operations skilled personnel and a global footprint have a distinct competitive advantage. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, leading to the opportunity to further create significant recurring revenues.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. We believe these actions, including the acquisitions made will enhance our advantages over our competition.

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

Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s (OSHA) National Emphasis Program (NEP). Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly reliable asset protection suppliers with a track record of assisting organizations in meeting increasingly stringent regulations. Our customers benefit from MISTRAS’ extensive engineering consulting base that supports them in devising mechanical integrity programs that both meet regulatory compliance standards and enable enhanced safety and uptime at their facilities.

Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Expanding Aerospace Industry. We believe that increased demand will continue to come from the aerospace industry due to the approximately decade-long backlog for next-generation commercial aircraft to be built, driving the need for advanced solutions that drive cost and quality efficiencies.

Crude Oil Prices. We believe that this present range for crude oil prices is expected to persist for the foreseeable future. As a result, we expect relatively stable oil and gas customer spend for inspection services throughout the remainder of the year, with spending on maintenance shutdowns in 2019 to remain steady. This demand will be balanced against our continued focus on process efficiencies and cost savings initiatives.

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

We believe investors and other users of our financial statements benefit from the presentation of "Income (loss) before special items" for each of our three segments, the Corporate segment and the Total Company in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for GAAP and/or necessarily comparable to the non-GAAP financial measures of other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$200,616	$191,793	$377,403	$379,423
Gross profit	60,071	55,083	108,945	103,228
Gross profit as a % of Revenue	29.9%	28.7%	28.9%	27.2%
Total operating expenses	44,652	44,779	97,922	86,526
Operating expenses as a % of Revenue	22.3%	23.3%	25.9%	22.8%
Income from operations	15,419	10,304	11,023	16,702
Income from Operations as a % of Revenue	7.7%	5.4%	2.9%	4.4%
Interest expense	3,579	1,895	7,106	3,686
Income before provision for income taxes	11,840	8,409	3,917	13,016
Provision for income taxes	4,397	2,409	1,760	4,096
Net income	7,443	6,000	2,157	8,920
Less: net income attributable to non-controlling interests, net of taxes	12	—	19	12
Net income attributable to Mistras Group, Inc.	$7,431	$6,000	$2,138	$8,908

Revenue

Revenues for the three months ended June 30, 2019 were $200.6 million, an increase of $8.8 million, or 5%, compared with the three months ended June 30, 2018. Revenues for the six months ended June 30, 2019 were $377.4 million, a decrease of $2.0 million, or 1%, compared with the six months ended June 30, 2018.

Revenues by segment for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Services	$161,210	$147,718	$301,507	$293,313
International	37,090	41,111	72,252	79,567
Products and Systems	4,269	5,386	7,701	11,570
Corporate and eliminations	(1,953)	(2,422)	(4,057)	(5,027)
	$200,616	$191,793	$377,403	$379,423

Three Months

In the three months ended June 30, 2019, total revenues increased 5% due to a combination of mid-single-digit acquisition growth and a low single-digit organic growth, offset by low single-digit unfavorable impact of foreign exchange rates. Services segment revenues increased 9%, driven by mid-single-digit acquisition growth and low single-digit organic growth, offset by low-single unfavorable impact of foreign exchange rates. International segment revenues decreased 10%, driven by high single-digit unfavorable impact of foreign exchange rates, as well as a mid-single-digit organic decline. Products and Systems segment revenues decreased by 21%, due to a combination of lower sales volume within the core business and the sale of a subsidiary within the segment during the third quarter of 2018.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Oil and gas customer revenues comprised approximately 61% and 55% of total revenues for the three months ended June 30, 2019 and 2018, respectively. Aerospace and defense customer revenues comprised approximately 12% and 15% of total revenues for the three months ended June 30, 2019 and 2018, respectively. This decrease in aerospace and defense customer revenues is attributed to the run-off of the German staff leasing contracts in the International segment. The Company’s top ten customers comprised approximately 39% of total revenues for the three months ended June 30, 2019, as compared to 35% for the three months ended June 30, 2018, with no customer accounting for 10% or more of total revenues in either three-month period.

Six months

In the six months ended June 30, 2019, total revenues decreased 1% due to a combination of mid-single-digit acquisition growth, offset by low single-digit organic decline and low single-digit unfavorable impact of foreign exchange rates. Services segment revenues increased 3%, driven by mid single-digit acquisition growth, offset by low single-digit organic decline and unfavorable impact of foreign exchange rates. International segment revenues decreased 9%, driven by mid-single-digit unfavorable impact of foreign exchange rates and low single-digit organic decline. Products and Systems segment revenues decreased by 33% driven by lower sales volume and by the sale of a subsidiary in this segment during the third quarter of 2018.

Oil and gas customer revenues comprised approximately 59% and 57% of total revenues for the six months ended June 30, 2019 and 2018, respectively. Aerospace and defense customer revenues comprised approximately 13% and 15% of total revenues for the six months ended June 30, 2019 and 2018, respectively. This decrease in aerospace and defense customer revenues is attributed to the run-off of the German staff leasing contracts in the International segment. The Company’s top ten customers comprised approximately 39% of total revenues for the six months ended June 30, 2019, as compared to 37% for the six months ended June 30, 2018, with no customer accounting for 10% or more of total revenues in either six-month period.

Gross Profit

Gross profit increased by $5.0 million, or 9%, in the three months ended June 30, 2019, on a sales increase of 5%. Gross profit increased by $5.7 million, or 6%, in the six months ended June 30, 2019, on a sales decrease of 1%.

Gross profit by segment for the three and six months ended June 30, 2019 and June 30, 2018 was as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross profit
Services	$47,208	$40,127	$84,573	$74,837
% of segment revenue	29.3%	27.2%	28.1%	25.5%
International	11,058	12,689	21,418	23,396
% of segment revenue	29.8%	30.9%	29.6%	29.4%
Products and Systems	1,825	2,213	3,064	5,103
% of segment revenue	42.8%	41.1%	39.8%	44.1%
Corporate and eliminations	(20)	54	(110)	(108)
	$60,071	$55,083	$108,945	$103,228
% of total revenue	29.9%	28.7%	28.9%	27.2%

Three months

Gross profit margin was 29.9% and 28.7% for the three month periods ended June 30, 2019 and 2018, respectively. Services segment gross profit margins had a year-on-year increase of 210 basis points to 29.3% in the three months ended June 30, 2019, due primarily to mix of sales, increase in sales volume related to its recent acquisition, and favorable operating leverage. International segment gross margins had a year-on-year decline of 110 basis points to 29.8% in the three months ended June 30, 2019, due primarily to mix of sales and manpower utilization. Products and Systems segment gross margin had a year-on-year increase of 170 basis points to 42.8% in the three months ended June 30, 2019.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Six months

Gross profit margin was 28.9% and 27.2% for the six months ended June 30, 2019 and 2018, respectively. Services segment gross profit margins had a year-on-year increase of 260 basis points to 28.1% in the six months ended June 30, 2019, due primarily to favorable operating leverage, mix of sales, and increase in sales volume related to its recent acquisition. International segment gross margins had a year-on-year increase of 20 basis points to 29.6% in the six months ended June 30, 2019. Products and Systems segment gross margin had a year-on-year decline of 430 basis points to 39.8% in the six months ended June 30, 2019. This decrease was primarily driven by a lower sales volume and less favorable sales mix.

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Services:
Income from operations (GAAP)	$20,905	$16,328	$24,958	$28,603
Bad debt provision for troubled customers, net of recoveries	(1,977)	—	2,778	—
Reorganization and other costs	77	—	77	—
Pension withdrawal expense	—	—	534	—
Acquisition-related expense (benefit), net	397	43	702	(990)
Income before special items (non-GAAP)	19,402	16,371	29,049	27,613
International:
Income from operations (GAAP)	2,450	2,455	2,234	3,375
Reorganization and other costs	107	492	265	581
Acquisition-related expense (benefit), net	—	(409)	—	(409)
Bad debt provision for troubled customers, net of recoveries	(716)	—	20	—
Income before special items (non-GAAP)	1,841	2,538	2,519	3,547
Products and Systems:
Loss from operations (GAAP)	(405)	(656)	(1,733)	(384)
Reorganization and other costs	—	29	—	29
Loss before special items (non-GAAP)	(405)	(627)	(1,733)	(355)
Corporate and Eliminations:
Loss from operations (GAAP)	(7,531)	(7,823)	(14,436)	(14,892)
Reorganization and other costs	—	—	60	—
Acquisition-related expense, net	152	—	300	39
Loss before special items (non-GAAP)	(7,379)	(7,823)	(14,076)	(14,853)
Total Company:
Income from operations (GAAP)	$15,419	$10,304	$11,023	$16,702
Pension withdrawal expense	—	—	534	—
Bad debt provision for troubled customers, net of recoveries	(2,693)	—	2,798	—
Reorganization and other costs	184	521	402	610
Acquisition-related expense (benefit), net	549	(366)	1,002	(1,360)
Income before special items (non-GAAP)	$13,459	$10,459	$15,759	$15,952

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three months
For the three months ended June 30, 2019, income from operations (GAAP) increased $5.1 million, or 50%, compared with the three months ended June 30, 2018, while income before special items (non-GAAP) increased $3.0 million, or 29%. As a percentage of revenues, income before special items increased by 120 basis points to 6.7% in the three months ended June 30, 2019 from 5.5% in the three months ended June 30, 2018.

Operating expenses (GAAP), as a percentage of revenue, decreased to 22% for the three and six months ended June 30, 2019 from 23% for the three and six months ended June 30, 2018. Operating expenses, excluding special items, (non-GAAP), as a percentage of revenues, was 23% of revenue for the three months ended June 30, 2019 compared to 23% for the three and six months ended June 30, 2018. The table above highlights the special expense items that resulted in a higher GAAP operating expense percentage for 2019 compared to 2018. In addition to the special items, for both GAAP and non-GAAP comparisons, there was $3.2 million of operating expenses for the Onstream acquisition, inclusive of depreciation and amortization of $1.3 million.

In the fourth quarter of 2018, we recorded a reserve of $0.7 million for a renewable energy industry customer of the Company’s Services Division, based in part on the available information about the financial difficulties of the customer.  This customer filed for a voluntary insolvency proceeding on April 9, 2019 at which time payments under the previously agreed to payment plan ceased. As a result, in the first quarter of 2019, we recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer.  During the second quarter of 2019, the Company obtained additional information and reversed $1.0 million of this reserve related to exposure with this customer.

During the first six months of 2019, the Company sold to an unaffiliated third party, without recourse, its remaining outstanding receivables in an unrelated bankruptcy proceeding, which the Company had initially recorded as a charge during the second quarter of 2017. During the first quarter of 2019, the Company recorded a recovery of $0.2 million and during the six months ending June 30, 2019, the Company recorded a recovery $1.9 million, related to a bad debt provision related to this customer.

The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management has explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during the third quarter of 2018 and $0.5 million during the three and six months ended June 30, 2019 for this potential withdrawal liability. The balance of the estimated total amount of this potential liability as of June 30, 2019 is approximately $4.0 million, which is net of $2.4 million of payments made to one of the pension plans.

Six months

For the six months ended June 30, 2019, income from operations (GAAP) decreased $5.7 million, compared with the six months ended June 30, 2018, while income before special items (non-GAAP) decreased $0.2 million, or 1%. As a percentage of revenues, income before special items was consistent at 4.2% for the six months ended June 30, 2019 and six months ended June 30, 2018, respectively.

Operating expenses (GAAP), as a percentage of revenue, increased to 26% for the six months ended June 30, 2019 from 23% for the six months ended June 30, 2018. Operating expenses, excluding special items (non-GAAP), as a percentage of revenues, increased to 25% of revenues for the six months ended June 30, 2019 from 23% for the six months ended June 30, 2018. The chart above highlights the special expense items that resulted in a higher GAAP operating expense percentage for 2019 compared to 2018. In addition to the special items, for both GAAP and non-GAAP comparisons, there was $6.3 million of operating expenses for the Onstream acquisition, inclusive of depreciation and amortization of $2.6 million.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $3.6 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense was approximately $7.1 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. The increases were due to borrowings on the Company's Credit Agreement attributable primarily to the acquisition completed during the fourth quarter of 2018, and to a lesser extent, from an increase in the base borrowing rate.

Income Taxes

The Company’s effective income tax rate was approximately 37% and 29% for the three months ended June 30, 2019 and 2018, respectively. The Company's effective income tax rate was approximately 45% and 31% for the six months ended June 30, 2019 and 2018, respectively. The effective income tax rate for the first quarter of 2019 and 2018 was higher than the statutory rate due to the impact of discrete items, GILTI and executive compensation provisions resulting from the passage of the Tax Act, foreign tax rates different than statutory rates in the U.S., and an increase in the reserve for uncertain tax provisions. The discrete items had an impact on our effective income tax rate of 2% and 9% for the three and six months ended June 30, 2019, respectively, and 0% and 2% for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended
	June 30, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$21,105	$20,095
Investing activities	(11,048)	(10,287)
Financing activities	(23,139)	(19,258)
Effect of exchange rate changes on cash	39	(561)
Net change in cash and cash equivalents	$(13,043)	$(10,011)

Cash Flows from Operating Activities

During the six months ended June 30, 2019, cash provided by operating activities was $21.1 million, representing a year-on-year increase of $1.0 million, or 5%. The increase was primarily attributable to movements in working capital.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash used in investing activities was $11.0 million, compared with $10.3 million in 2018. Capital expenditures were $12.0 million for the first six months of 2019, compared with $11.2 million in the comparable 2018 period.

Cash Flows from Financing Activities

Net cash used by financing activities was $23.1 million for the six months ended June 30, 2019. The Company paid down $19.7 million, net, on its Credit Agreement, inclusive of quarterly payments of the Term Loan, as well as payments of $2.8 million of other debt and capital lease obligations. For the comparable period in 2018, net cash used by financing activities was $19.3 million. The Company paid down $14.0 million, net, on its Credit Agreement as well as $3.1 million payments of debt and capital lease obligations.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net impact of $0.0 million in the first six months of 2019, compared to a $0.6 million decrease for the first six months of 2018.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

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

As of June 30, 2019, we had cash and cash equivalents totaling $12.5 million and available borrowing capacity of $130.2 million under our Credit Agreement with borrowings of $261.8 million and $5.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2019, the Company was in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2018 Annual Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

See Note 14 - Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2018 Annual Report, except as disclosed in such Note 14.

ITEM 1.A.                                    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2018 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2018 Annual Report.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 30, 2019	6,441	$13.52	—	$—
May 31, 2019	22,150	$13.82	—	$—
June 30, 2019	205	$14.15	—	$—

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

Date: August 6, 2019