Form 10-Q
period 2019-09-30
Mistras Group, Inc.
filed 2019-11-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
☐ Yes  ☒ No

As of October 31, 2019, the registrant had 28,915,088 shares of common stock outstanding.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2019 and September 30, 2018	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and September 30, 2018	3

	Unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and September 30, 2018	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4	Controls and Procedures	37

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	39

ITEM 1.A.	Risk Factors	39

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3.	Defaults Upon Senior Securities	39

ITEM 4.	Mine Safety Disclosures	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	40

SIGNATURES		41

i

PART I—FINANCIAL INFORMATION

ITEM 1.                           Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$14,372	$25,544
Accounts receivable, net	148,024	148,324
Inventories	13,419	13,053
Prepaid expenses and other current assets	17,135	15,870
Total current assets	192,950	202,791
Property, plant and equipment, net	95,502	93,895
Intangible assets, net	106,893	111,395
Goodwill	283,121	279,259
Deferred income taxes	2,780	1,930
Other assets	46,781	4,767
Total assets	$728,027	$694,037
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,428	$13,863
Accrued expenses and other current liabilities	86,452	73,895
Current portion of long-term debt	6,563	6,833
Current portion of finance lease obligations	3,751	3,922
Income taxes payable	1,049	1,958
Total current liabilities	111,243	100,471
Long-term debt, net of current portion	260,753	283,787
Obligations under finance leases, net of current portion	10,799	9,075
Deferred income taxes	27,458	23,148
Other long-term liabilities	39,428	6,482
Total liabilities	449,681	422,963
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,915,088 and 28,562,608 shares issued	289	285
Additional paid-in capital	228,287	226,616
Retained earnings	76,784	71,553
Accumulated other comprehensive loss	(27,202)	(27,557)
Total Mistras Group, Inc. stockholders’ equity	278,158	270,897
Non-controlling interests	188	177
Total equity	278,346	271,074
Total liabilities and equity	$728,027	$694,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$192,192	$182,169	$569,595	$561,592
Cost of revenue	129,241	124,260	386,721	389,131
Depreciation	5,182	5,577	16,160	16,902
Gross profit	57,769	52,332	166,714	155,559
Selling, general and administrative expenses	42,328	41,931	126,014	122,232
Bad debt provision for troubled customers, net of recoveries	—	—	2,798	—
Pension withdrawal expense (benefit)	(45)	5,886	489	5,886
Gain on sale of subsidiary	—	(2,384)	—	(2,384)
Research and engineering	650	745	2,261	2,414
Depreciation and amortization	4,089	2,920	12,380	8,834
Acquisition-related expense (benefit), net	(32)	217	970	(1,143)
Income from operations	10,779	3,017	21,802	19,720
Interest expense	2,959	1,894	10,065	5,581
Income before provision for income taxes	7,820	1,123	11,737	14,139
Provision for income taxes	4,733	2,133	6,493	6,229
Net income (loss)	3,087	(1,010)	5,244	7,910
Less: Net income (loss) attributable to non-controlling interests, net of taxes	(6)	1	13	13
Net income (loss) attributable to Mistras Group, Inc.	$3,093	$(1,011)	$5,231	$7,897

Earnings (loss) per common share:
Basic	$0.11	$(0.04)	$0.18	$0.28
Diluted	$0.11	$(0.04)	$0.18	$0.27
Weighted-average common shares outstanding:
Basic	28,800	28,429	28,678	28,360
Diluted	29,156	28,429	29,022	29,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income (loss)	$3,087	$(1,010)	$5,244	$7,910
Other comprehensive income:
Foreign currency translation adjustments	(5,425)	14	355	(4,051)
Comprehensive income (loss)	(2,338)	(996)	5,599	3,859
Less: comprehensive income (loss) attributable to non-controlling interest	(8)	—	11	10
Comprehensive income (loss) attributable to Mistras Group, Inc.	$(2,330)	$(996)	$5,588	$3,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at June 30, 2019	28,685	$286	$228,883	$73,691	$(21,777)	$281,083	$196	$281,279
Net income	—	—	—	3,093	—	3,093	(6)	3,087
Other comprehensive income, net of tax	—	—	—	—	(5,425)	(5,425)	(2)	(5,427)
Share-based payments	—	—	1,682	—	—	1,682	—	1,682
Net settlement of options and restricted stock units	230	3	(2,278)	—	—	(2,275)	—	(2,275)
Balance at September 30, 2019	28,915	$289	$228,287	$76,784	$(27,202)	$278,158	$188	$278,346

Balance at June 30, 2018	28,374	$283	$224,634	$73,624	$(20,870)	$277,671	$183	$277,854
Net loss	—	—	—	(1,011)	—	(1,011)	1	(1,010)
Other comprehensive loss, net of tax	—	—	—	—	14	14	(1)	13
Share-based payments	—	—	1,899	—	—	1,899	—	1,899
Net settlement of restricted stock units	97	1	(752)	—	—	(751)	—	(751)
Exercise of stock options	25	—	273	—	—	273	—	—
Balance at September 30, 2018	28,496	$284	$226,054	$72,613	$(20,856)	$278,095	$183	$278,278

	Nine months ended
	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2018	28,563	$285	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074
Net income	—	—	—	5,231	—	5,231	13	5,244
Other comprehensive income, net of tax	—	—	—	—	355	355	(2)	353
Share-based payments	—	—	4,598	—	—	4,598	—	4,598
Net settlement of options and restricted stock units	349	4	(2,959)	—	—	(2,955)	—	(2,955)
Exercise of stock options	3	—	32	—	—	32	—	32
Balance at September 30, 2019	28,915	$289	$228,287	$76,784	$(27,202)	$278,158	$188	$278,346

Balance at December 31, 2017	28,295	$282	$222,425	$64,716	$(16,805)	$270,618	$173	$270,791
Net income	—	—	—	7,897	—	7,897	13	7,910
Other comprehensive loss, net of tax	—	—	—	—	(4,051)	(4,051)	(3)	(4,054)
Share-based payments	—	—	4,763	—	—	4,763	—	4,763
Net settlement on vesting of restricted stock units	176	2	(1,407)	—	—	(1,405)	—	(1,405)
Exercise of stock options	25	—	273	—	—	273	—	273
Balance at September 30, 2018	28,496	$284	$226,054	$72,613	$(20,856)	$278,095	$183	$278,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities
Net income	$5,244	$7,910
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,540	25,736
Deferred income taxes	3,151	3,188
Share-based compensation expense	4,598	4,760
Bad debt provision for troubled customers, net of recoveries	2,798	—
Fair value adjustments to contingent consideration	537	(808)
Foreign currency (gain) loss	(1,010)	618
Gain on sale of subsidiary	—	(2,384)
Other	(143)	207
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(3,098)	(20,258)
Inventories	(391)	(1,746)
Prepaid expenses and other assets	439	918
Accounts payable	(261)	3,019
Accrued expenses and other liabilities	(2,465)	7,456
Income taxes payable	2,537	(4,432)
Net cash provided by operating activities	40,476	24,184
Cash flows from investing activities
Purchase of property, plant and equipment	(17,275)	(15,386)
Disposition of business, net of cash sold	—	4,800
Purchase of intangible assets	(704)	(385)
Acquisition of business, net of cash acquired	(4,822)	—
Proceeds from sale of equipment	1,173	1,140
Net cash used in investing activities	(21,628)	(9,831)
Cash flows from financing activities
Repayment of finance lease obligations	(3,338)	(4,464)
Proceeds from borrowings of long-term debt	684	1,743
Repayment of long-term debt	(5,189)	(1,857)
Proceeds from revolver	20,500	28,076
Repayment of revolver	(38,500)	(43,990)
Payment of contingent consideration for business acquisitions	(755)	(2,282)
Taxes paid related to net share settlement of share-based awards	(2,955)	(1,404)
Proceeds from exercise of stock options	32	273
Net cash used in financing activities	(29,521)	(23,905)
Effect of exchange rate changes on cash and cash equivalents	(499)	(916)
Net change in cash and cash equivalents	(11,172)	(10,468)
Cash and cash equivalents at beginning of period	25,544	27,541
Cash and cash equivalents at end of period	$14,372	$17,073
Supplemental disclosure of cash paid
Interest	$9,944	$5,418
Income taxes	$4,011	$9,658
Noncash investing and financing
Equipment acquired through finance lease obligations	$5,536	$3,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.                                      Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries ("the Company") is a leading “one source” global provider of technology-enabled asset protection solutions used to evaluate the structural integrity and reliability of critical energy, industrial, public infrastructure and commercial aerospace components. The Company combines industry-leading products and technologies, expertise in mechanical integrity (MI), non-destructive testing (NDT) and mechanical services and proprietary data analysis software to deliver a comprehensive portfolio of customized solutions, ranging from routine inspections to complex, plant-wide asset integrity assessments and management. These mission critical solutions enhance customers’ ability to extend the useful life of their assets, increase productivity, minimize repair costs, comply with governmental safety and environmental regulations, manage risk and avoid catastrophic disasters. The Company serves a global customer base of companies with asset-intensive infrastructure, including companies in the oil and gas, commercial aerospace and defense, fossil and nuclear power, alternative and renewable energy, public infrastructure, chemicals, transportation, primary metals and metalworking, pharmaceutical/biotechnology and food processing industries and research and engineering institutions.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Mistras Group, Inc. and its wholly and majority-owned subsidiaries. For subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported.

Customers

For each of the nine months ended September 30, 2019 and 2018, no customer represented 10% or more of the Company's revenue.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2018 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2018 Annual Report, there have been no material changes to the Company's significant accounting policies, other than its adoption of the new leasing standard on January 1, 2019.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income Taxes

On December 22, 2017, the United States enacted fundamental changes to federal tax law following the passage of the Tax Cuts and Jobs Act (the “Tax Act”). The Company’s financial statements for the periods ended September 30, 2019 and September 30, 2018 reflected provisions of the Tax Act effective for periods beginning after December 31, 2017, which includes the reduced federal corporate tax rate of from 35% to 21%, adjustments made to executive compensation and meals and entertainment rules, and the inclusion of new categories of income, global intangible low-taxes income (“GILTI”) and foreign derived intangible income (“FDII”). The Company’s effective income tax rate was approximately 61% and 190% for the three months ended September 30, 2019 and 2018, respectively. The Company's effective income tax rate was approximately 55% and 44% for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate for the third quarter and first nine-months of 2019 and 2018 was higher than the statutory rate due to the impact of discrete items, GILTI, executive compensation, and other provisions resulting from the passage of the Tax Act and foreign tax rates different than statutory rates in the U.S..
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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Revenue by Category

The following series of tables present our disaggregated revenues:

Revenue by industry was as follows:

Three Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$100,927	$11,561	$71	$—	$112,559
Aerospace & Defense	12,420	9,626	438	—	22,484
Industrials	15,612	5,453	506	—	21,571
Power generation & Transmission	7,215	3,462	461	—	11,138
Other Process Industries	6,942	2,674	304	—	9,920
Infrastructure, Research & Engineering	4,205	1,964	2,964	—	9,133
Other	5,251	2,310	777	(2,951)	5,387
Total	$152,572	$37,050	$5,521	$(2,951)	$192,192

Three Months Ended September 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$90,584	$8,843	$115	$—	$99,542
Aerospace & Defense	12,287	13,117	400	—	25,804
Industrials	17,523	6,080	1,191	—	24,794
Power generation & Transmission	6,341	3,202	1,334	—	10,877
Other Process Industries	6,677	1,650	11	—	8,338
Infrastructure, Research & Engineering	2,629	1,777	1,576	—	5,982
Other	5,299	2,002	1,089	(1,558)	6,832
Total	$141,340	$36,671	$5,716	$(1,558)	$182,169

Nine Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$301,696	$33,033	$551	$—	$335,280
Aerospace & Defense	38,725	31,783	1,060	—	71,568
Industrials	51,373	15,987	1,585	—	68,945
Power generation & Transmission	21,829	7,383	2,328	—	31,540
Other Process Industries	19,644	7,420	376	—	27,440
Infrastructure, Research & Engineering	9,601	7,214	4,869	—	21,684
Other	11,211	6,482	2,453	(7,008)	13,138
Total	$454,079	$109,302	$13,222	$(7,008)	$569,595

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2018	Services	International	Products	Corp/Elim	Total
Oil & Gas	$287,620	$27,512	$1,052	$—	$316,184
Aerospace & Defense	38,115	42,468	1,836	—	82,419
Industrials	45,847	20,298	2,656	—	68,801
Power generation & Transmission	23,378	6,728	3,444	—	33,550
Other Process Industries	18,222	6,349	49	—	24,620
Infrastructure, Research & Engineering	8,723	6,848	3,337	—	18,908
Other	12,748	6,035	4,912	(6,585)	17,110
Total	$434,653	$116,238	$17,286	$(6,585)	$561,592

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$123,585	$128	$3,780	$(1,084)	$126,409
Other Americas	26,981	1,842	72	32	28,927
Europe	1,157	31,817	513	(1,844)	31,643
Asia-Pacific	849	3,263	1,156	(55)	5,213
Total	$152,572	$37,050	$5,521	$(2,951)	$192,192

Three Months Ended September 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$118,415	$82	$2,806	$(849)	$120,454
Other Americas	21,712	1,894	192	(141)	23,657
Europe	748	33,654	1,184	(557)	35,029
Asia-Pacific	465	1,041	1,534	(11)	3,029
Total	$141,340	$36,671	$5,716	$(1,558)	$182,169

Nine Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$368,600	$461	$8,727	$(3,638)	$374,150
Other Americas	82,494	5,757	209	(232)	88,228
Europe	1,855	97,098	1,370	(3,079)	97,244
Asia-Pacific	1,130	5,986	2,916	(59)	9,973
Total	$454,079	$109,302	$13,222	$(7,008)	$569,595

Nine Months Ended September 30, 2018	Services	International	Products	Corp/Elim	Total
United States	$364,813	$506	$8,846	$(2,595)	$371,570
Other Americas	66,170	5,751	552	(1,138)	71,335
Europe	3,037	105,499	3,118	(2,752)	108,902
Asia-Pacific	633	4,482	4,770	(100)	9,785
Total	$434,653	$116,238	$17,286	$(6,585)	$561,592

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the Condensed Consolidated Balance Sheets at the end of each reporting period within accounts receivables or accrued expenses and other current liabilities.
Revenue recognized in 2019 that was included in the contract liability balance at the beginning of the year was $3.4 million. Changes in the contract asset and liability balances during the quarter ended September 30, 2019, were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

3.                                      Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, although awards granted under the 2009 Plan remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights.

Stock Options

For the nine months ended September 30, 2019 and 2018, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards are fully vested. No unrecognized compensation costs remained related to stock option awards as of September 30, 2019.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2019 and September 30, 2018:

	Nine months ended September 30,
	2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	2,105	$13.47	2,130	$13.43
Granted	—	$—	—	$—
Exercised	(2,093)	$13.45	(25)	$10.75
Expired or forfeited	(7)	$10.00	—	$—
Outstanding at end of period:	5	$22.35	2,105	$13.47

Restricted Stock Unit Awards

For the three months ended September 30, 2019 and September 30, 2018, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.0 million and $1.3 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.0 million and $3.3 million, respectively. As of September 30, 2019, there was $7.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.6 years. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2019	2018
Restricted stock awards vested	148	158
Fair value of awards vested	$2,168	$3,406

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Nine months ended September 30,
	2019	2018
Awards issued	30	19
Grant date fair value of awards issued	$450	$400

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Nine months ended September 30,
	2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	443	$20.55	532	$21.05
Granted	334	$14.04	211	$19.20
Released	(148)	$20.17	(158)	$20.66
Forfeited	(36)	$18.38	(34)	$20.36
Outstanding at end of period:	593	$17.08	551	$20.37

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

Discretionary PRSUs are liability-classified and adjusted to fair value (with a corresponding adjustment to compensation expense) based upon the targeted number of shares to be awarded and the fair value of the underlying stock each reporting period until approved by the Compensation Committee, at which point they are equity-classified.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

A summary of the Company's PRSU activity is as follows:

	Nine months ended September 30,
	2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	277	$17.80	278	$17.00
Granted	190	$13.63	123	$19.46
Performance condition adjustments	(36)	$14.06	(28)	$19.49
Released	(77)	$15.86	(61)	$15.04
Forfeited	—	$—	(12)	$16.16
Outstanding at end of period:	354	$16.45	300	$18.05

During the nine months ended September 30, 2019 and September 30, 2018, the Compensation Committee approved the final calculation of the award metrics for calendar year 2018 and calendar year 2017, respectively. As a result, the calendar year 2018 PRSUs decreased by approximately 3,000 units and the calendar year 2017 PRSUs increased by approximately 4,000 units. Calendar year 2019 PRSUs decreased approximately 33,000 units during the nine months ended September 30, 2019 based on forecasted results for calendar year 2019. Calendar year 2018 PRSUs decreased approximately 32,000 units during the nine months ended September 30, 2018 based on forecasted results for calendar year 2018.

As of September 30, 2019, the liability related to Discretionary PRSUs was less than $0.1 million and is classified within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

For the three months ended September 30, 2019 and September 30, 2018, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and September 30, 2018, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $1.2 million and $1.0 million, respectively. At September 30, 2019, there was $3.1 million of total unrecognized compensation costs related to approximately 354,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Basic earnings per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$3,093	$(1,011)	$5,231	$7,897
Denominator:
Weighted-average common shares outstanding	28,800	28,429	28,678	28,360
Basic earnings per share	$0.11	$(0.04)	$0.18	$0.28

Diluted earnings per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$3,093	$(1,011)	$5,231	$7,897
Denominator:
Weighted-average common shares outstanding	28,800	28,429	28,678	28,360
Dilutive effect of stock options outstanding(1)	129	—	147	739
Dilutive effect of restricted stock units outstanding(1)	227	—	197	348
	29,156	28,429	29,022	29,447
Diluted earnings per share	$0.11	$(0.04)	$0.18	$0.27

(1) For the three months ended September 30, 2018, 805 and 364 shares related to stock options and restricted stock, respectively, were excluded from the calculation of diluted EPS due to the net loss for the period.

5.                                      Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2019, the Company completed one acquisition that provides pipeline integrity management software and services to energy transportation companies. The Company acquired all the equity interest of the acquiree in exchange for aggregate consideration of $4.8 million in cash, contingent consideration of up to $4.3 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date and working capital adjustments, which have not been finalized. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table summarizes the allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, with the excess recorded as goodwill:

Cash paid	$4,843
Contingent consideration	1,081
Total consideration	$5,924

Current assets	$1,282
Property, plant and equipment	65
Intangible assets	3,467
Goodwill	1,753
Current liabilities	(643)
Net assets acquired	$5,924

The assets and liabilities of the business acquired in 2019 are included in the Condensed Consolidated Balance Sheets based upon their estimated fair values on the date of acquisition as determined in a preliminary purchase price allocation, using available information and making assumptions management believes are reasonable. The Company is still in the process of completing its valuation of the assets acquired and liabilities assumed. Goodwill primarily relates to expected synergies and is generally fully deductible for tax purposes. Intangible assets primarily relate to technology and customer relationships.

The results of operations of the business acquired in 2019 have been included in the Services segment within the Unaudited Condensed Consolidated Statements of Income (Loss) from the closing date of this transaction and approximates $0.6 million for revenues and $0.1 million operating loss for the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company did not complete any acquisitions.

The Company completed one acquisition during the fourth quarter of 2018. The acquired company primarily provides services to the midstream area within the oil and gas industry, with headquarters in Canada and a location in the U.S. The Company acquired 100% of the equity interests of the acquiree's Canadian and U.S. entities in exchange for aggregate consideration of $143.1 million in cash. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

During the three months ended September 30, 2019, the Company adjusted provisional amounts recorded and related effects as follows:

•	The Company decreased the $8.5 million provisional fair value of property, plant and equipment by $0.6 million with a corresponding increase to goodwill.

•	The Company increased the $5.0 million provisional fair value of debt and other liabilities by $0.4 million with a corresponding increase to goodwill.

The Company is still in the process of completing the remaining valuation of the assets acquired.

The Company has filed a claim with the seller and the Company's insurance carrier through which the Company has representations and warranty insurance with respect to certain matters that may impact the purchase price. This matter is currently being investigated and discussed with the seller and the Company's insurance carrier.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense (benefit), net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Due diligence, professional fees and other transaction costs	$93	$35	$433	$(334)
Adjustments to fair value of contingent consideration liabilities	(125)	182	537	(809)
Acquisition-related expense (benefit), net	$(32)	$217	$970	$(1,143)

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

Dispositions

During the third quarter of 2018, substantially all of the assets and liabilities of a subsidiary in the Products and Systems segment were sold for approximately $4.3 million, inclusive of a $0.5 million post-closing adjustment. For the nine months ended September 30, 2018, the Company recognized a gain of approximately $2.4 million related to the sale, which is reported as a Gain on sale of subsidiary on the Unaudited Condensed Consolidated Statement of Income (Loss). The sale also included a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million (see Note 14–Commitments and Contingencies).

6.                                      Accounts Receivable, net

Accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018

Trade accounts receivable	$154,250	$152,511
Allowance for doubtful accounts	(6,226)	(4,187)
Accounts receivable, net	$148,024	$148,324

The Company had $32.3 million and $16.1 million of unbilled revenues accrued as of September 30, 2019 and December 31, 2018, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenues are generally billed in the subsequent quarter to their revenue recognition.

In the fourth quarter of 2018, the Company recorded a reserve of $0.7 million for a renewable energy industry customer, based in part on the available information about the financial difficulties of the customer.  This customer filed for a voluntary insolvency proceeding on April 9, 2019 at which time payments under the previously agreed upon payment plan ceased. As a result, during the first quarter of 2019, the Company recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer. During the second quarter of 2019, the Company reversed $1.0 million of this reserve based on additional information obtained during the quarter. There were no changes during the third quarter of 2019.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

During 2019, the Company sold to an unaffiliated third party, without recourse, its remaining outstanding receivables owed from a customer which filed for bankruptcy, and for which the Company had initially recorded a charge during the second quarter of 2017. During the first quarter of 2019, the Company recorded a recovery of $0.2 million and during the second quarter of 2019, the Company recorded a recovery $1.7 million, related to a bad debt provision for the receivables due from this customer. This matter is considered fully resolved.

7.                                      Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2019	December 31, 2018

Land		$2,657	$2,680
Buildings and improvements	30-40	24,031	24,338
Office furniture and equipment	5-8	18,037	16,170
Machinery and equipment	5-7	221,555	208,245
		266,280	251,433
Accumulated depreciation and amortization		(170,778)	(157,538)
Property, plant and equipment, net		$95,502	$93,895

Depreciation expense for each of the three months ended September 30, 2019 and September 30, 2018 was approximately $5.8 million and $6.0 million, respectively.

Depreciation expense for each of the nine months ended September 30, 2019 and September 30, 2018 was approximately $18.0 million and $18.2 million, respectively.

8.     Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2018	$243,476	$35,783	$—	$279,259
Goodwill acquired during the period	1,753	—	—	1,753
Adjustments to preliminary purchase price allocations	923	—	—	923
Foreign currency translation	2,830	(1,644)	—	1,186
Balance at September 30, 2019	$248,982	$34,139	$—	$283,121

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. As of September 30, 2019, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable.

The Company's cumulative goodwill impairment as of September 30, 2019 and December 31, 2018 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

9.                                      Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2019			December 31, 2018
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-14	$112,592	$(65,615)	$46,977	$112,624	$(60,993)	$51,631
Software/Technology	3-15	72,198	(17,071)	55,127	67,240	(13,319)	53,921
Covenants not to compete	2-5	12,735	(11,416)	1,319	12,593	(10,825)	1,768
Other	2-12	10,726	(7,256)	3,470	10,317	(6,242)	4,075
Total		$208,251	$(101,358)	$106,893	$202,774	$(91,379)	$111,395

Amortization expense for the three months ended September 30, 2019 and September 30, 2018 was approximately $3.4 million and $2.5 million, respectively.

Amortization expense for the nine months ended September 30, 2019 and September 30, 2018 was approximately $10.5 million and $7.5 million, respectively.

10.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018

Accrued salaries, wages and related employee benefits	$34,020	$29,959
Contingent consideration, current portion	2,732	1,687
Accrued workers’ compensation and health benefits	4,882	5,086
Deferred revenue	5,153	5,046
Pension accrual	3,064	5,585
Right-of-use liability - operating	9,636	—
Other accrued expenses	26,965	26,532
Total	$86,452	$73,895

11.                               Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018

Senior credit facility	$163,233	$181,656
Senior secured term loan, net of debt issuance costs of $0.1 million	96,163	99,897
Notes payable	—	68
Other	7,920	8,999
Total debt	267,316	290,620
Less: Current portion	(6,563)	(6,833)
Long-term debt, net of current portion	$260,753	$283,787

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Senior Credit Facility

The Company's revolving credit agreement with its banking group ("Credit Agreement") provides the Company with a $300 million revolving line of credit, which, under certain circumstances, can be increased to $450 million with the approval of the banks. In addition, the Credit Agreement provides the Company with a $100 million senior secured term loan A facility. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023. The Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit. As of September 30, 2019, the Company had borrowings of $259.4 million and a total of $5.4 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.9 million as of September 30, 2019, which is included in Other assets on the Condensed Consolidated Balance Sheets.

Loans under the Credit Agreement bear interest at the London Interbank Offered Rate ("LIBOR") plus an applicable LIBOR margin ranging from 1% to 2%, or a base rate less a margin of 1.25% to 0.375%, at the option of the Company, based upon the Company’s Funded Debt Leverage Ratio. Funded Debt Leverage Ratio is generally the ratio of (1) all outstanding indebtedness for borrowed money and other interest-bearing indebtedness as of the date of determination to (2) EBITDA (which is (a) net income, less (b) income (or plus loss) from discontinued operations and extraordinary items, plus (c) income tax expenses, plus (d) interest expense, plus (e) depreciation, depletion, and amortization (including non-cash loss on retirement of assets), plus (f) stock compensation expense, less (g) cash expense related to stock compensation, plus (h) certain amounts of EBITDA of acquired business for the prior twelve months, plus (i) certain expenses related to the closing of the Credit Agreement, plus (j) non-cash expenses which do not (in the current or any future period) represent a cash item (excluding non-cash gains which increase net income), plus (k) non-recurring charges (not to exceed $10.0 million in the four consecutive quarters immediately preceding the date of determination) for items such as severance, lease termination charges, asset write-offs and litigation settlements paid, and multi-employer pension plan withdrawal liabilities, all determined for the period of four consecutive fiscal quarters immediately preceding the date of determination of EBITDA. The Company has the benefit of the lowest margin if its Funded Debt Leverage Ratio is equal to or less than 1.0 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.25 to 1. The Company will also bear additional costs for market disruption, regulatory changes effecting the lenders’ funding costs, and default pricing of an additional 2% interest rate margin on any amounts not paid when due. Amounts borrowed under the Credit Agreement are secured by liens on substantially all of the assets of the Company and is guaranteed by certain of our subsidiaries.

The Credit Agreement contains financial covenants requiring that the Company maintain a Funded Debt Leverage Ratio of no greater than 4.25 to 1 through December 31, 2018, reducing to a maximum permitted ratio of 4.0 to 1 as of March 31, June 30, and September 30, 2019, a maximum permitted ratio of 3.75 to 1 as of December 31, 2019 and a maximum permitted ratio of 3.50 to 1 as of March 31, 2020 and all quarterly periods thereafter, and a Fixed Charge Coverage Ratio of at least 1.25 to 1. Fixed Charge Coverage Ratio means the ratio, as of any date of determination, of (a) (i) EBITDA for the 12 month period immediately preceding the date of determination, taken together as one accounting period, less (ii) the aggregate amount of all capital expenditures made during the period, less (iii) taxes paid in cash during the period, less (iv) Restricted Payments (as defined in the Credit Agreement) paid in cash during the period, -to- (b) the sum of (i) all interest, premium payments, debt discount, fees, charges and related expenses of the Company and its subsidiaries in connection with borrowed money (including capitalized interest) or in connection with the deferred purchase price of assets, in each case, to the extent treated as interest in accordance with U.S. generally accepted accounting principles ("GAAP") and to the extent paid in cash during the period, (ii) the aggregate principal amount of all redemptions or similar acquisitions for value of outstanding debt for borrowed money or regularly scheduled principal payments made during the period, but excluding any such payments to the extent refinanced through the incurrence of additional Indebtedness otherwise expressly permitted under the Credit Agreement, and (iii) payments made during the period under all leases that have been or should be, in accordance with GAAP as in effect for the Company's 2017 audited financial statement, recorded as capitalized leases. Beginning in 2020, the Company can elect to increase the maximum Funded Debt Leverage Ratio to 4.0 to 1 for four fiscal quarters immediately following the fiscal quarter in which the Company acquires another business, with the maximum permitted ratio reducing back to 3.5 to 1 in the fifth fiscal quarter following such acquisition. The Company can make this election twice during the term of the Credit Agreement.

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

As of September 30, 2019, the Company was in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Notes Payable and Other

The Company's other debt includes local bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2019, there was an aggregate of approximately $7.9 million outstanding, payable at various times from 2019 to 2029. Monthly payments range from $1 thousand to $17 thousand and interest rates range from 0.4% to 6.2%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Nine months ended September 30,
	2019	2018
Beginning balance	$2,365	$5,508
Acquisitions	1,081	—
Payments	(755)	(2,282)
Accretion of liability	85	149
Revaluation	452	(957)
Foreign currency translation	50	(65)
Ending balance	$3,278	$2,353

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
The Company’s Condensed Consolidated Balance Sheets includes the following related to operating leases:

Leases	Classification	Nine months ended September 30, 2019
Assets
Right-of-use assets	Other Assets	$42,433

Liabilities
Right-of-use liability - current	Accrued and other current liabilities	$9,636
Right-of-use liability - long-term	Other liabilities	33,531
Total right-of-use liabilities		$43,167

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $4.7 million as of September 30, 2019 and total rent payments made during the three and nine months ended September 30, 2019 were approximately $0.2 million and $0.7 million, respectively.
As of September 30, 2019, the total ROU assets attributable to finance leases are approximately $16.5 million, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.
The components of lease costs were as follows:

	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,205	$3,605
Interest on lease liabilities	Interest expense	194	578
Operating lease expense	Selling, General & Administrative expenses	3,230	9,453
Short-term lease expense	Selling, General & Administrative expenses	12	18
Variable lease expense	Selling, General & Administrative expenses	282	828
Total		$4,923	$14,482

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Additional information related to leases was as follows:

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Finance - financing cash flows	$3,338
Finance - operating cash flows	$578
Operating - operating cash flows	$9,361
ROU assets obtained in the exchange for lease liabilities
Finance leases	$5,536
Operating leases	$12,766
Weighted-average remaining lease term (in years)
Finance leases	6.0
Operating leases	6.1
Weighted-average discount rate
Finance leases	6.2%
Operating leases	6.0%

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Finance	Operating
Remainder of 2019	$1,761	$3,130
2020	5,119	11,431
2021	3,420	8,955
2022	2,550	6,877
2023	1,661	5,976
Thereafter	1,465	15,677
Total	15,976	52,046
Less: Present value discount	(1,426)	(8,879)
Lease liability	$14,550	$43,167

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

The Company was a defendant in a lawsuit, Triumph Aerostructures, LLC d/b/a Triumph Aerostructures-Vought Aircraft Division v. Mistras Group, Inc., pending in Texas State district court, 193rd Judicial District, Dallas County, Texas, filed September 2016. The plaintiff alleged that in 2014, Mistras delivered a defective Ultrasonic inspection system and alleged damages of approximately $2.3 million, the amount it paid for the system. In January 2018, the Company agreed to settle this matter for a payment of $1.6 million and Mistras subsequently obtained ownership of the underlying ultrasonic inspection components. A charge for $1.6 million was recorded in 2017 and payment was made in February 2018.

A Company vehicle was involved in an accident in which individuals were injured, property was damaged, and businesses allegedly impacted by the accident have claimed economic losses. One lawsuit has been filed by one of the injured individuals in the U.S. District Court for the District of Colorado, McAllister v. Mistras Group, Inc. The Company has insurance for these types of matters. Most of the claims have been settled, including the claims covered by the McAllister case, and the two remaining unresolved claims are for economic loss and property damage only, and all of the claims, including the two that have not yet been resolved, have been or will be fully covered by the Company's insurance.

Government Investigations

In May 2015, the Company received a notice from the U.S. Environmental Protection Agency (“EPA”) that it performed a preliminary assessment at a leased facility the Company operates in Cudahy, California and would be investigating the site. The purpose of the investigation was to determine whether any hazardous materials were released from the facility. The Company has been informed that certain hazardous materials and pollutants have been found in the ground water in the general vicinity of the site and the EPA is attempting to ascertain the origination or source of these materials and pollutants. Given the historic industrial use of the site, the EPA determined that the site of the Cudahy facility should be examined, along with numerous other sites in the vicinity. The Company has not received any further notices from EPA regarding this matter. In addition, in 2018, the California Department of Toxic Substances Control notified the owner of the property that it will be performing an additional investigation at the property. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during the third quarter of 2018 and $0.5 million during the nine months ended September 30, 2019 for this potential withdrawal liability. The Company’s subsidiary reached an agreement with one of the pension funds in September 2019, for a final payment of $0.9 million in complete satisfaction of the withdrawal liability of the subsidiary. This payment was subsequently paid in October 2019. The balance of the estimated total amount of this potential liability as of September 30, 2019 is approximately $3.1 million, which includes the $0.9 million paid in October 2019.

Severance and labor disputes

During the third quarter of 2018, the Company recorded approximately $1.2 million in charges related to labor claims for its Brazilian subsidiary, which are included within Selling, general and administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company believes it is entitled to indemnification from the sellers of the acquired company for most of these charges, but has not recorded the expected recovery of indemnification for these labor claims as the amount and timing of collection is uncertain as of September 30, 2019.

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority.  Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it would not renew several of these leasing services contracts when they expire beginning in 2019. Due to the limit on the length of service allowed under the German Labor Lease Act, employees will have to be transitioned off the customer contracts. It is expected that the German subsidiary then will either terminate these employees, creating a severance obligation to the terminated employees, or transition them to the Company's other customers. As of September 30, 2019, the Company accrued approximately $1.1 million for estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that would be transitioned to the German subsidiaries' other customers. The $1.1 million of estimated obligations is net of $0.2 million in payments and $0.2 million in reversals due to employees being transitioned to customer contracts.

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of September 30, 2019, total potential acquisition-related contingent consideration ranged from zero to approximately $7.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next year. See Note 5–Acquisitions and Dispositions to these condensed consolidated financial statements for further discussion of the Company’s acquisitions.

During the third quarter of 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.6 million is remaining as of September 30, 2019. The agreement is based on third party pricing and the Company's planned purchase requirements over the three year purchase period to meet the minimum contractual purchases.

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

Selected consolidated financial information by segment for the periods shown was as follows: (with intercompany transactions eliminated in Corporate and eliminations)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Services	$152,572	$141,340	$454,079	$434,653
International	37,050	36,671	109,302	116,238
Products and Systems	5,521	5,716	13,222	17,286
Corporate and eliminations	(2,951)	(1,558)	(7,008)	(6,585)
	$192,192	$182,169	$569,595	$561,592

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross profit
Services	$43,330	$38,838	$127,903	$113,675
International	11,695	10,877	33,113	34,273
Products and Systems	2,739	2,604	5,803	7,707
Corporate and eliminations	5	13	(105)	(96)
	$57,769	$52,332	$166,714	$155,559

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income (loss) from operations
Services	$15,757	$8,289	$40,715	$36,892
International	2,921	(662)	5,155	2,713
Products and Systems	509	2,415	(1,224)	2,032
Corporate and eliminations	(8,408)	(7,025)	(22,844)	(21,917)
	$10,779	$3,017	$21,802	$19,720

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Depreciation and amortization
Services	$6,882	$5,951	$21,360	$17,892
International	2,027	2,179	6,158	6,720
Products and Systems	312	362	901	1,091
Corporate and eliminations	50	5	121	33
	$9,271	$8,497	$28,540	$25,736

	September 30, 2019	December 31, 2018
Intangible assets, net
Services	$95,350	$98,362
International	9,982	11,143
Products and Systems	1,247	1,438
Corporate and eliminations	314	452
	$106,893	$111,395

	September 30, 2019	December 31, 2018
Total assets
Services	$545,863	$523,506
International	147,844	146,535
Products and Systems	15,029	12,264
Corporate and eliminations	19,291	11,732
	$728,027	$694,037

Refer to Note 2–Revenue, for revenues by geographic area for the three and nine months ended September 30, 2019 and 2018.

16. Repurchase of Common Stock

The Company's Board of Directors approved a $50 million stock repurchase plan in 2015. The Company retired all its repurchased shares during the fourth quarter of 2017. The Board of Directors approved the termination of the stock repurchase plan effective on April 1, 2019. There were no repurchases of common stock during 2019.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.                                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) includes a narrative explanation and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2019 and September 30, 2018. The MD&A should be read together with our condensed consolidated financial statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, dated March 15, 2019 (“2018 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes disclosure in the following areas:

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

We have established long-term relationships as a critical solutions provider to many of the leading companies with asset intensive infrastructure in our target markets. These markets include:

• Oil & Gas (Downstream, Midstream, Upstream and Petrochemical)
• Aerospace & Defense
• Industrial
• Power Generation and Transmission (including nuclear and renewable)
• Public Infrastructure, Research and Engineering
• Process Industries

Asset protection plays a crucial role in assuring the integrity and reliability of critical infrastructure. As an asset protection solutions provider, MISTRAS seeks to maximize the uptime and safety of critical infrastructure by helping customers to detect, locate, mitigate and prevent damages such as corrosion, cracks, leaks, manufacturing flaws and other concerns to operating and structural integrity. In addition to these core utilities, the storage and analysis of collected inspection and mechanical integrity data is also a key aspect of asset protection.

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

Due to these trends, we believe those vendors offering integrated solutions, scalable operations, skilled personnel and a global footprint have a distinct competitive advantage. We believe these trends also enable us to be opportunistic as we consider strategic acquisitions of smaller providers of inspection services. Moreover, we believe that vendors that are able to effectively deliver both advanced solutions and data analytics, by virtue of their access to customers’ data, create a significant barrier to entry for competitors, leading to the opportunity to further create significant recurring revenues.

Our operations consist of three reportable segments: Services, International and Products and Systems.

•
Services provides asset protection solutions predominantly in North America with the largest concentration in the United States, followed by Canada, consisting primarily of NDT and inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and materials, public infrastructure and commercial aerospace components.

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

Our Onstream acquisition, which was completed in December 2018, helps support many of our Corporate initiatives. Onstream's strong presence in inline inspection provides us with a strong foundation within the midstream oil and gas market, which is an important piece of our overall growth strategy. We have already generated new business opportunities through introduction of our inline inspection capabilities to existing midstream customers. The acquisition of Onstream also provides us with an additional digital solution for our customers, the Streamview™ software, which is an innovative application of advanced digital technology.

We believe the following represent key dynamics of the asset protection industry, and that the market available to us will continue to grow as these macro-market trends continue to develop:

Extending the Useful Life of Aging Infrastructure While Increasing Utilization. Due to the prohibitive costs and challenges of building new infrastructure, many companies have chosen to extend the useful life of existing assets through enhancements, rather than replacing these assets. This has resulted in the significant aging and increased utilization of existing infrastructure in our target markets. Increasing demand for refined petroleum products, combined with high plant-utilization rates, are driving refineries to upgrade facilities to make them more efficient and expand capacities. Aging infrastructure requires more frequent inspection and maintenance in comparison to new infrastructure,thereby requiring companies and public authorities to continue to spend on asset protection to ensure their aging infrastructure assets continue to operate effectively.

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

Crude Oil Prices. We believe that this present range for crude oil prices is expected to persist for the foreseeable future. With the prices lower, we have seen reductions in NDT and maintenance spending, but not to the extent as in recent years due to the price stabilization. We do believe customers will defer inspection or maintenance spending from time to time, which we will see occurring in later 2019 into early 2020.

More Effective NDT Services. We believe customers are constantly looking for ways to reduce their overall inspection and maintenance spending, while maintaining the reliability and safety of their operations. Accordingly, we believe providers of NDT and inspection services that utilize data analytics, risk-based inspection planning and other advanced tools and platforms that can provide customers with effective inspections at an overall lower cost will be more successful and gain market share.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$192,192	$182,169	$569,595	$561,592
Gross profit	57,769	52,332	166,714	155,559
Gross profit as a % of Revenue	30.1%	28.7%	29.3%	27.7%
Total operating expenses	46,990	49,315	144,912	135,839
Operating expenses as a % of Revenue	24.4%	27.1%	25.4%	24.2%
Income from operations	10,779	3,017	21,802	19,720
Income from Operations as a % of Revenue	5.6%	1.7%	3.8%	3.5%
Interest expense	2,959	1,894	10,065	5,581
Income before provision for income taxes	7,820	1,123	11,737	14,139
Provision for income taxes	4,733	2,133	6,493	6,229
Net income (loss)	3,087	(1,010)	5,244	7,910
Less: Net income (loss) attributable to non-controlling interests, net of taxes	(6)	1	13	13
Net income (loss) attributable to Mistras Group, Inc.	$3,093	$(1,011)	$5,231	$7,897

Revenue

Revenues for the three months ended September 30, 2019 were $192.2 million, an increase of $10.0 million, or 6%, compared with the three months ended September 30, 2018. Revenues for the nine months ended September 30, 2019 were $569.6 million, an increase of $8.0 million, or 1%, compared with the nine months ended September 30, 2018.

Revenues by segment for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Services	$152,572	$141,340	$454,079	$434,653
International	37,050	36,671	109,302	116,238
Products and Systems	5,521	5,716	13,222	17,286
Corporate and eliminations	(2,951)	(1,558)	(7,008)	(6,585)
	$192,192	$182,169	$569,595	$561,592

Three Months

In the three months ended September 30, 2019, total revenues increased 6% due to a combination of mid-single-digit acquisition growth and a low single-digit organic growth, partially offset by the unfavorable impact of foreign exchange rates. Services segment revenues increased 8%, driven by mid-single-digit acquisition growth and low single-digit organic growth, partially offset by the low-single digit unfavorable impact of foreign exchange rates. International segment revenues increased 1%, driven by mid-single-digit organic growth, partially offset by the mid-single-digit unfavorable impact of foreign exchange rates. Products and Systems segment revenues decreased by 3%, due primarily to the sale of a subsidiary within the segment during the third quarter of 2018.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Oil and gas customer revenues comprised approximately 59% and 55% of total revenues for the three months ended September 30, 2019 and 2018, respectively. Aerospace and defense customer revenues comprised approximately 12% and 14% of total revenues for the three months ended September 30, 2019 and 2018, respectively. This decrease in aerospace and defense customer revenues is attributed to the run-off of the German staff leasing contracts in the International segment, as more fully described in Note 14–Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report, and the increase in volume in the oil and gas market is due to the Onstream acquisition completed in the fourth quarter of 2018. The Company’s top ten customers comprised approximately 34% of total revenues for the three months ended September 30, 2019, as compared to 32% for the three months ended September 30, 2018, with no customer accounting for 10% or more of total revenues in either three-month period.

Nine months

In the nine months ended September 30, 2019, total revenues increased 1% due to a combination of mid-single-digit acquisition growth, partially offset by low single-digit organic decline and low single-digit unfavorable impact of foreign exchange rates. Services segment revenues increased 5%, driven by mid-single-digit acquisition growth, partially offset by low single-digit organic decline and the unfavorable impact of foreign exchange rates. International segment revenues decreased 6%, driven by the unfavorable impact of foreign exchange rates. Products and Systems segment revenues decreased by 24% driven by lower sales volume and by the sale of a subsidiary in this segment during the third quarter of 2018.

Oil and gas customer revenues comprised approximately 59% and 56% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. Aerospace and defense customer revenues comprised approximately 13% and 15% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. This decrease in aerospace and defense customer revenues is attributed to the run-off of the German staff leasing contracts in the International segment, as more fully described in Note 14–Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report, and the increased volume in the oil and gas market is due to the Onstream acquisition completed in the fourth quarter of 2018. The Company’s top ten customers comprised approximately 35% of total revenues for both the nine months ended September 30, 2019 and the nine months ended September 30, 2018, with no customer accounting for 10% or more of total revenues in either nine-month period.

Gross Profit

Gross profit increased by $5.4 million, or 10%, in the three months ended September 30, 2019, on an increase in sales of 6%. Gross profit increased by $11.2 million, or 7%, in the nine months ended September 30, 2019, on an increase in sales of 1%.

Gross profit by segment for the nine months ended September 30, 2019 and September 30, 2018 was as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross profit
Services	$43,330	$38,838	$127,903	$113,675
% of segment revenue	28.4%	27.5%	28.2%	26.2%
International	11,695	10,877	33,113	34,273
% of segment revenue	31.6%	29.7%	30.3%	29.5%
Products and Systems	2,739	2,604	5,803	7,707
% of segment revenue	49.6%	45.6%	43.9%	44.6%
Corporate and eliminations	5	13	(105)	(96)
	$57,769	$52,332	$166,714	$155,559
% of total revenue	30.1%	28.7%	29.3%	27.7%

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three months

Gross profit margin was 30.1% and 28.7% for the three month periods ended September 30, 2019 and 2018, respectively. Services segment gross profit margins had a year-on-year increase of 90 basis points to 28.4% during the three months ended September 30, 2019, due primarily to mix of sales, increase in sales volume related to the acquisition completed in the fourth quarter of 2018 and favorable operating leverage. International segment gross margins had a year-on-year increase of 190 basis points to 31.6% during the three months ended September 30, 2019, due primarily to favorable sales mix and improved labor utilization. Products and Systems segment gross margin had a year-on-year increase of 400 basis points to 49.6% during the three months ended September 30, 2019 due to a favorable sales mix.

Nine months

Gross profit margin was 29.3% and 27.7% for the nine months ended September 30, 2019 and 2018, respectively. Services segment gross profit margins had a year-on-year increase of 200 basis points to 28.2% during the nine months ended September 30, 2019, due primarily to favorable operating leverage and service mix, and increase in sales volume related the acquisition completed in the fourth quarter of 2018. International segment gross margins had a year-on-year increase of 80 basis points to 30.3% during the nine months ended September 30, 2019 due to a favorable sales mix. Products and Systems segment gross margin had a year-on-year decline of 70 basis points to 43.9% in the nine months ended September 30, 2019. This decrease was primarily driven by a lower sales volume and less favorable sales mix.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income from Operations

The following table shows a reconciliation of the income from operations to income before special items for each of the Company's three segments and for the Company in total:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Services:
Income from operations (GAAP)	$15,757	$8,289	$40,715	$36,892
Bad debt provision for troubled customers, net of recoveries	—	—	2,778	—
Reorganization and other costs	125	292	202	292
Pension withdrawal expense (benefit)	(45)	5,886	489	5,886
Acquisition-related expense (benefit), net	(125)	181	577	(809)
Income before special items (non-GAAP)	15,712	14,648	44,761	42,261
International:
Income (loss) from operations (GAAP)	2,921	(662)	5,155	2,713
Reorganization and other costs	90	2,808	355	3,544
Acquisition-related expense (benefit), net	—	—	—	(409)
Bad debt provision for troubled customers, net of recoveries	—	—	20	—
Income before special items (non-GAAP)	3,011	2,146	5,530	5,848
Products and Systems:
Income (loss) from operations (GAAP)	509	2,415	(1,224)	2,032
Gain on sale of subsidiary	—	(2,384)	—	(2,384)
Reorganization and other costs	218	—	218	29
Income (loss) before special items (non-GAAP)	727	31	(1,006)	(323)
Corporate and Eliminations:
Loss from operations (GAAP)	(8,408)	(7,025)	(22,844)	(21,917)
Reorganization and other costs	44	305	104	305
Acquisition-related expense, net	93	36	393	75
Loss before special items (non-GAAP)	(8,271)	(6,684)	(22,347)	(21,537)
Total Company:
Income from operations (GAAP)	$10,779	$3,017	$21,802	$19,720
Pension withdrawal expense	(45)	5,886	489	5,886
Gain on sale of subsidiary	—	(2,384)	—	(2,384)
Bad debt provision for troubled customers, net of recoveries	—	—	2,798	—
Reorganization and other costs	477	3,405	879	4,170
Acquisition-related expense (benefit), net	(32)	217	970	(1,143)
Income before special items (non-GAAP)	$11,179	$10,141	$26,938	$26,249

Three months
For the three months ended September 30, 2019, income from operations (GAAP) increased $7.8 million, or 257%, compared with the three months ended September 30, 2018, while income before special items (non-GAAP) increased $1.0 million, or 10%. As a percentage of revenues, income before special items increased by 20 basis points to 5.8% in the three months ended September 30, 2019 from 5.6% in the three months ended September 30, 2018.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating expenses (GAAP), as a percentage of revenue, decreased to 24% for the three months ended September 30, 2019 from 27% for the three months ended September 30, 2018. Operating expenses, excluding special items, (non-GAAP), as a percentage of revenues, was 24% of revenue for the three months ended September 30, 2019 compared to 23% for the three months ended September 30, 2018. The table above highlights the special expense items that resulted in a lower GAAP operating expense percentage for 2019 compared to 2018. In addition to the special items, for both GAAP and non-GAAP comparisons, there was $3.3 million of operating expenses relating to the Onstream acquisition, inclusive of depreciation and amortization of $1.3 million for the three months ended September 30, 2019.

The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability.  Therefore, the Company determined that it is probable that its subsidiary will incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during the third quarter of 2018 and $0.5 million during the nine months ended September 30, 2019 for this potential withdrawal liability. The Company’s subsidiary reached an agreement with one of the pension funds in September 2019, for a final payment of $0.9 million in complete satisfaction of the withdrawal liability of the subsidiary. This payment was subsequently paid in October 2019. The balance of the estimated total amount of this potential liability as of September 30, 2019 is approximately $3.1 million, which includes the $0.9 million paid in October 2019.

Nine months

For the nine months ended September 30, 2019, income from operations (GAAP) increased $2.1 million, compared with the nine months ended September 30, 2018, while income before special items (non-GAAP) increased $0.7 million, or 3%. As a percentage of revenues, income before special items was consistent at 4.7% for the nine months ended September 30, 2019 and nine months ended September 30, 2018, respectively.

Operating expenses (GAAP), as a percentage of revenue, increased to 25% for the nine months ended September 30, 2019 from 24% for the nine months ended September 30, 2018. Operating expenses, excluding special items (non-GAAP), as a percentage of revenues, increased to 25% of revenues for the nine months ended September 30, 2019 from 23% for the nine months ended September 30, 2018. The chart above highlights the special expense items that resulted in a higher GAAP operating expense percentage for 2019 compared to 2018. In addition to the special items, for both GAAP and non-GAAP comparisons, there was $9.6 million of operating expenses for the Onstream acquisition, inclusive of depreciation and amortization of $3.9 million for the nine months ended September 30, 2019.

In the fourth quarter of 2018, the Company recorded a reserve of $0.7 million for a renewable energy industry customer, based in part on the available information about the financial difficulties of the customer.  This customer filed for a voluntary insolvency proceeding on April 9, 2019 at which time payments under the previously agreed upon payment plan ceased. As a result, during the first quarter of 2019, the Company recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer. During the second quarter of 2019, the Company reversed $1.0 million of this reserve based on additional information obtained during the quarter. There was no change during the third quarter of 2019.

During 2019, the Company sold to an unaffiliated third party, without recourse, its remaining outstanding receivables from a customer which filed a voluntary bankruptcy proceeding, which the Company had initially recorded as a charge during the second quarter of 2017. During the first quarter of 2019, the Company recorded a recovery of $0.2 million and during the second quarter of 2019, the Company recorded a recovery $1.7 million, related to a bad debt provision for the receivables due from this customer. This matter is considered fully resolved.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $3.0 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense was approximately $10.1 million and $5.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increases were due to higher average levels of borrowing on the Company's Credit Agreement attributable primarily to borrowings for the acquisition completed during the fourth quarter of 2018, and to a lesser extent, from an increase in the base borrowing rate.

Income Taxes

The Company’s effective income tax rate was approximately 61% and 190% for the three months ended September 30, 2019 and 2018, respectively. The Company's effective income tax rate was approximately 55% and 44% for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate for the three and nine months ended September 30, 2019 and 2018 was higher than the statutory rate due to the impact of discrete items, GILTI and executive compensation, and other provisions resulting from the passage of the Tax Act and foreign tax rates different than statutory rates in the U.S. The discrete items had an impact on our effective tax rate of approximately 17% and 15% for the three and nine months ended September 30, 2019, respectively, and approximately 119% and 12% for the three and nine months ended September 30, 2018, respectively.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended
	September 30, 2019	September 30, 2018
Net cash provided by (used in):
Operating activities	$40,476	$24,184
Investing activities	(21,628)	(9,831)
Financing activities	(29,521)	(23,905)
Effect of exchange rate changes on cash	(499)	(916)
Net change in cash and cash equivalents	$(11,172)	$(10,468)

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, cash provided by operating activities was $40.5 million, representing a year-on-year increase of $16.3 million, or 67%. The increase was primarily attributable to movements in working capital.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $21.6 million, compared with $9.8 million in 2018. Capital expenditures were $18.0 million for the first nine months of 2019, compared with $15.8 million in the comparable 2018 period. During the nine months ended September 30, 2019, the Company paid $4.8 million for an acquisition. During the nine months ended September 30, 2018, the Company received $4.8 million from the sale of a subsidiary in the Products segment. (see Note 5–Acquisitions and Dispositions to the condensed consolidated financial statements in this Quarterly Report)

Cash Flows from Financing Activities

Net cash used in financing activities was $29.5 million for the nine months ended September 30, 2019. The Company paid down $21.8 million, net, on its Credit Agreement, inclusive of quarterly payments of the Term Loan, as well as payments of $4.1 million of finance lease obligations and other debt. For the comparable period in 2018, net cash used in financing activities was $23.9 million. The Company paid down $15.9 million, net, on its Credit Agreement, inclusive of quarterly payments of the Term Loan, as well as $4.6 million payments of capital lease obligations and other debt.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a net impact of $0.5 million in the first nine months of 2019, compared to a net impact of $0.9 million for the first nine months of 2018.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2018 Annual Report under the Section “Liquidity and Capital Resources”, under the heading “Cash Balance and Credit Facility Borrowings,” and in Note 11–Long-Term Debt to these condensed consolidated financial statements in this Quarterly Report, under the heading “Senior Credit Facility.”

As of September 30, 2019, we had cash and cash equivalents totaling $14.4 million and available borrowing capacity of $131.4 million under our Credit Agreement with borrowings of $259.4 million and $5.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2019, the Company was in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2018 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

See Note 14–Commitments and Contingencies to the condensed consolidated financial statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2018 Annual Report, except as disclosed in such Note 14–Commitments and Contingencies.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 31, 2019	4,831	$15.02	—	$—
August 31, 2019	140,680	$15.65	—	$—
September 30, 2019	—	$—	—	$—

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

Date: November 6, 2019