Form 10-Q
period 2020-06-30
Mistras Group, Inc.
filed 2020-08-10
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
☐ Yes  ☒ No

As of July 31, 2020, the registrant had 29,110,362 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$22,588	$15,016
Accounts receivable, net	103,698	135,997
Inventories	14,267	13,413
Prepaid expenses and other current assets	13,045	14,729
Total current assets	153,598	179,155
Property, plant and equipment, net	93,238	98,607
Intangible assets, net	70,848	109,537
Goodwill	199,277	282,410
Deferred income taxes	1,781	1,786
Other assets	48,936	48,383
Total assets	$567,678	$719,878
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$8,239	$15,033
Accrued expenses and other current liabilities	77,308	81,389
Current portion of long-term debt	8,735	6,593
Current portion of finance lease obligations	3,642	4,131
Income taxes payable	2,569	2,094
Total current liabilities	100,493	109,240
Long-term debt, net of current portion	230,661	248,120
Obligations under finance leases, net of current portion	11,964	13,043
Deferred income taxes	6,574	21,290
Other long-term liabilities	41,523	42,163
Total liabilities	391,215	433,856
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,110,362 and 28,945,472 shares issued	291	289
Additional paid-in capital	231,724	229,205
Retained earnings (deficit)	(23,552)	77,613
Accumulated other comprehensive loss	(32,172)	(21,285)
Total Mistras Group, Inc. stockholders’ equity	176,291	285,822
Non-controlling interests	172	200
Total equity	176,463	286,022
Total liabilities and equity	$567,678	$719,878

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenue	$124,435	$200,616	$283,900	$377,403
Cost of revenue	77,954	135,063	191,278	257,480
Depreciation	5,323	5,482	10,820	10,978
Gross profit	41,158	60,071	81,802	108,945
Selling, general and administrative expenses	37,607	41,923	79,165	83,686
Bad debt provision (benefit) for troubled customers, net of recoveries	—	(2,693)	—	2,798
Impairment charges	—	—	106,062	—
Pension withdrawal expense	—	—	—	534
Research and engineering	708	754	1,532	1,611
Depreciation and amortization	3,207	4,119	7,177	8,291
Acquisition-related expense (benefit), net	19	549	(523)	1,002
Income (loss) from operations	(383)	15,419	(111,611)	11,023
Interest expense	2,976	3,579	5,765	7,106
Income (loss) before provision (benefit) for income taxes	(3,359)	11,840	(117,376)	3,917
Provision (benefit) for income taxes	(694)	4,397	(16,189)	1,760
Net income (loss)	(2,665)	7,443	(101,187)	2,157
Less: Net income (loss) attributable to non-controlling interests, net of taxes	(9)	12	(22)	19
Net income (loss) attributable to Mistras Group, Inc.	$(2,656)	$7,431	$(101,165)	$2,138

Earnings (loss) per common share:
Basic	$(0.09)	$0.26	$(3.49)	$0.07
Diluted	$(0.09)	$0.26	$(3.49)	$0.07
Weighted-average common shares outstanding:
Basic	29,085	28,657	29,024	28,616
Diluted	29,085	28,862	29,024	28,918

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(2,665)	$7,443	$(101,187)	$2,157
Other comprehensive income (loss):
Foreign currency translation adjustments	6,122	3,649	(10,887)	5,780
Comprehensive income (loss)	3,457	11,092	(112,074)	7,937
Less: comprehensive income (loss) attributable to non-controlling interest	(9)	10	(28)	19
Comprehensive income (loss) attributable to Mistras Group, Inc.	$3,466	$11,082	$(112,046)	$7,918

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at March 31, 2020	29,042	$290	$230,472	$(20,896)	$(38,294)	$171,572	$181	$171,753
Net loss	—	—	—	(2,656)	—	(2,656)	(9)	(2,665)
Other comprehensive income, net of tax	—	—	—	—	6,122	6,122	—	6,122
Share-based payments	—	—	1,373	—	—	1,373	—	1,373
Net settlement of restricted stock units	68	1	(121)	—	—	(120)	—	(120)
Balance at June 30, 2020	29,110	$291	$231,724	$(23,552)	$(32,172)	$176,291	$172	$176,463

Balance at March 31, 2019	28,627	$286	$227,790	$66,260	$(25,426)	$268,910	$186	$269,096
Net income	—	—	—	7,431	—	7,431	12	7,443
Other comprehensive income, net of tax	—	—	—	—	3,649	3,649	(2)	3,647
Share-based payments	58	—	1,490	—	—	1,490	—	1,490
Net settlement of restricted stock units	—	—	(397)	—	—	(397)	—	(397)
Balance at June 30, 2019	28,685	$286	$228,883	$73,691	$(21,777)	$281,083	$196	$281,279

	Six months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net loss	—	—	—	(101,165)	—	(101,165)	(22)	(101,187)
Other comprehensive income, net of tax	—	—	—	—	(10,887)	(10,887)	(6)	(10,893)
Share-based payments	—	—	2,798	—	—	2,798	—	2,798
Net settlement of restricted stock units	165	2	(279)	—	—	(277)	—	(277)
Balance at June 30, 2020	29,110	$291	$231,724	$(23,552)	$(32,172)	$176,291	$172	$176,463

Balance at December 31, 2018	28,563	$285	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074
Net income	—	—	—	2,138	—	2,138	19	2,157
Other comprehensive income, net of tax	—	—	—	—	5,780	5,780	—	5,780
Share-based payments	119	1	2,916	—	—	2,917	—	2,917
Net settlement of restricted stock units	—	—	(681)	—	—	(681)	—	(681)
Exercise of stock options	3	—	32	—	—	32	—	32
Balance at June 30, 2019	28,685	$286	$228,883	$73,691	$(21,777)	$281,083	$196	$281,279

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities
Net income (loss)	$(101,187)	$2,157
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	17,997	19,269
Impairment charges	106,062	—
Deferred income taxes	(14,327)	420
Share-based compensation expense	2,740	2,867
Bad debt provision for troubled customers, net of recoveries	—	2,798
Fair value adjustments to contingent consideration	(523)	672
Foreign currency (gain) loss	1,067	(1,218)
Other	1,179	(395)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	30,228	(8,792)
Inventories	(1,300)	(594)
Prepaid expenses and other assets	(1,426)	(625)
Accounts payable	(6,536)	4,945
Accrued expenses and other liabilities	347	(988)
Income taxes payable	541	589
Net cash provided by operating activities	34,862	21,105
Cash flows from investing activities
Purchase of property, plant and equipment	(7,443)	(11,562)
Purchase of intangible assets	(195)	(441)
Proceeds from sale of equipment	390	955
Net cash used in investing activities	(7,248)	(11,048)
Cash flows from financing activities
Repayment of finance lease obligations	(2,132)	(2,411)
Proceeds from borrowings of long-term debt	1,605	566
Repayment of long-term debt	(2,983)	(3,445)
Proceeds from revolver	16,500	10,000
Repayment of revolver	(30,250)	(27,200)
Payment of financing costs	(1,497)	—
Payment of contingent consideration for business acquisitions	(1,303)	—
Taxes paid related to net share settlement of share-based awards	(277)	(681)
Proceeds from exercise of stock options	—	32
Net cash used in financing activities	(20,337)	(23,139)
Effect of exchange rate changes on cash and cash equivalents	295	39
Net change in cash and cash equivalents	7,572	(13,043)
Cash and cash equivalents at beginning of period	15,016	25,544
Cash and cash equivalents at end of period	$22,588	$12,501
Supplemental disclosure of cash paid
Interest	$5,554	$7,016
Income taxes, net of refunds	$(70)	$2,565
Noncash investing and financing
Equipment acquired through finance lease obligations	$1,266	$2,887

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

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

Recent Developments

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. In addition, oil prices have dropped significantly, and airline traffic has experienced a significant decline. In response to the COVID-19 pandemic, companies within the oil and gas and aerospace industries (including our customers) have announced spending cuts and/or slowdowns (or temporary cessation) in production which, in turn, may result in decreases in awards of new contracts or adjustments, reductions, suspensions or cancellations of existing contracts. These declines were driven in large measure by various factors surrounding the COVID-19 pandemic and, in the case of the oil and gas market, other macroeconomic events such as the geopolitical tensions between OPEC and Russia.

The COVID-19 pandemic, significant volatility in oil prices and decreased traffic in the aerospace industry have adversely affected the Company's workforce and operations, as well as the operations of its customers, suppliers and contractors. These negative factors have also resulted in significant volatility and uncertainty in the markets in which the Company operates. To successfully navigate through this unprecedented period, the Company continues to focus on the following key priorities:

•Ensuring the health and safety of its employees and those of its customers and suppliers;
•Maintaining business continuity and financial strength and stability; and
•Serving its customers as they provide essential products and services to the world.

While the Company cannot fully assess the impact that the factors discussed above will have on its operations at this time, there are certain impacts that the Company has identified:

•The financial market volatility that resulted from COVID-19 and the volatility in oil prices required the Company to reassess the goodwill it had recorded related to various prior acquisitions under the guidance of ASC 350 during the first quarter of 2020. The Company determined that the fair values of various reporting units were less than their carrying values (including goodwill). As a result, the Company recorded an impairment charge related to goodwill of approximately $77.1 million during the three months ended March 31, 2020. See Note 8–Goodwill.
•These same events required the Company to reassess the tangible and intangible assets recorded under the guidance of ASC 360 during the first quarter of 2020. The Company determined that the fair values of certain asset groups were less than their carrying values (excluding goodwill). As a result, the Company recorded impairment charges related to intangible assets of approximately $28.8 million and a right-of-use asset of approximately $0.2 million during the three months ended March 31, 2020. See Note 9–Intangible Assets and Note 13–Leases.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
To respond to the economic downturn resulting from the factors discussed above, in March 2020 the Company initiated a cost reduction and efficiency program. As part of this program, named executive officers of the Company have voluntarily taken temporary salary reductions ranging from 25% to 45% of their base salary. In addition, the Company instituted a reduction for certain other salaried employees, at lower percentages, and suspended the Company's voluntary match under the Company sponsored savings plans for its U.S. and Canadian employees. These reductions became effective at the beginning of the second quarter of 2020 and, except for the salary reductions for certain lower salaried employees, will continue through the third quarter. At the end of the third quarter, management will assess whether to change these cost saving measures. In addition, the Company’s non-employee directors voluntarily agreed to a $3,750 reduction in their second and third quarter 2020 payments.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above may have on its business, results of operations, liquidity or in other ways which the Company cannot yet determine. The Company will continue to monitor market conditions and respond accordingly.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2020 and December 31, 2019. Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's 2019 Annual Report on Form 10-K ("2019 Annual Report").

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

Customers

For each of the three and six months ended June 30, 2020 and 2019, no customer represented 10% or more of the Company's revenue.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). The ultimate impact of the CARES Act may differ from the estimated impact the Company recorded during this interim period due to changes in interpretations and guidance that may be issued and actions the Company may take in response to the CARES Act. The Company will continue to assess the impact that various provisions of the CARES Act, and how they are interpreted and effected, will have on its business.

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2020, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized. As part of the Company's analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of the Company's deferred tax assets that may be realized in the future. In the current period, the impact of the COVID-19 pandemic on the Company's business was more pronounced given the pandemic spanned the full quarter. The Company will continue to monitor the impacts of the COVID-19 pandemic on its business, and any sustained or prolonged reductions in future earnings periods may change the Company's conclusions on whether it is more likely than not to realize portions of the Company's deferred tax assets.

The Company’s effective income tax rate was approximately 21% and 37% for the three months ended June 30, 2020 and 2019, respectively. The Company’s effective income tax rate was approximately 14% and 45% for the six months ended June 30, 2020 and 2019, respectively. The effective income tax rate for the second quarter of 2020 approximated the statutory rate, as the favorable impact of the CARES Act was offset by the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences. The effective income tax rate for the first six-months of 2020 was lower than the statutory rate primarily due to impairments for which the Company will not realize income tax benefits, partially offset by income tax benefits of the CARES Act. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of the Company's estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit. The Company projects that the income tax effects of the CARES Act will result in additional income tax benefit recognized throughout the 2020 tax year and a cash refund in 2021 of taxes paid in prior years. The effective income tax rate for the three and six months ended June 30, 2019 was higher than the statutory rate due to the impact of discrete items, the global intangible low-taxed income (GILTI), and executive compensation, and other provisions resulting from the December 22, 2017 passage of the Tax Cuts and Jobs Act and foreign tax rates different than statutory rates in the U.S.

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

2. Revenue

The Company derives the majority of its revenue by providing services on a time and material basis, which are generally short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Contract Estimates

The majority of the Company's revenue are short-term in nature. The Company has many master service agreements (MSAs) that specify an overall framework and contract terms when the Company and customers agree upon services or products to be provided. The actual contracting to provide services or furnish products is triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into long-term contracts, which can range from several months to several years. Revenue on such long-term contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of the Company's project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in the Company's project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenue, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$59,279	$7,339	$68	$—	$66,686
Aerospace & Defense	14,248	3,595	151	—	17,994
Industrials	10,298	3,817	419	—	14,534
Power generation & Transmission	7,652	1,207	644	—	9,503
Other Process Industries	4,999	2,610	74	—	7,683
Infrastructure, Research & Engineering	2,994	2,020	1,900	—	6,914
Other	1,207	755	746	(1,587)	1,121
Total	$100,677	$21,343	$4,002	$(1,587)	$124,435

Three Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$109,103	$11,767	$465	$—	$121,335
Aerospace & Defense	13,511	10,504	315	—	24,330
Industrials	19,638	5,459	647	—	25,744
Power generation & Transmission	8,352	2,499	619	—	11,470
Other Process Industries	6,384	2,504	68	—	8,956
Infrastructure, Research & Engineering	2,806	2,517	1,059	—	6,382
Other	1,416	1,840	1,096	(1,953)	2,399
Total	$161,210	$37,090	$4,269	$(1,953)	$200,616

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$142,578	$16,443	$163	$—	$159,184
Aerospace & Defense	28,900	11,010	298	—	40,208
Industrials	23,165	8,736	907	—	32,808
Power generation & Transmission	12,747	2,904	1,498	—	17,149
Other Process Industries	11,003	4,730	77	—	15,810
Infrastructure, Research & Engineering	7,511	4,481	2,460	—	14,452
Other	3,646	2,106	1,411	(2,874)	4,289
Total	$229,550	$50,410	$6,814	$(2,874)	$283,900

Six Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$200,769	$21,472	$480	$—	$222,721
Aerospace & Defense	26,305	22,158	622	—	49,085
Industrials	35,762	10,534	1,079	—	47,375
Power generation & Transmission	14,614	3,921	2,000	—	20,535
Other Process Industries	12,702	4,746	73	—	17,521
Infrastructure, Research & Engineering	5,396	5,250	1,905	—	12,551
Other	5,959	4,171	1,542	(4,057)	7,615
Total	$301,507	$72,252	$7,701	$(4,057)	$377,403

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
United States	$88,205	$160	$2,053	$(810)	$89,608
Other Americas	12,046	959	72	(93)	12,984
Europe	263	20,031	588	(662)	20,220
Asia-Pacific	163	193	1,289	(22)	1,623
Total	$100,677	$21,343	$4,002	$(1,587)	$124,435

Three Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$131,880	$57	$2,977	$(1,274)	$133,640
Other Americas	28,804	1,686	71	(207)	30,354
Europe	271	33,740	436	(472)	33,975
Asia-Pacific	255	1,607	785	—	2,647
Total	$161,210	$37,090	$4,269	$(1,953)	$200,616

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
United States	$197,786	$314	$3,612	$(1,521)	$200,191
Other Americas	30,781	2,464	350	(246)	33,349
Europe	371	46,266	928	(1,041)	46,524
Asia-Pacific	612	1,366	1,924	(66)	3,836
Total	$229,550	$50,410	$6,814	$(2,874)	$283,900

Six Months Ended June 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$245,015	$334	$4,947	$(2,554)	$247,742
Other Americas	55,513	3,915	137	(264)	59,301
Europe	698	65,280	857	(1,235)	65,600
Asia-Pacific	281	2,723	1,760	(4)	4,760
Total	$301,507	$72,252	$7,701	$(4,057)	$377,403

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

Revenue recognized during the six months ended June 30, 2020 and 2019 that was included in the contract liability balance at the beginning of such year was $3.2 million and $2.7 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

3. Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, although awards granted under the 2009 Plan remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2020, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 2 million, for a total of 3.7 million shares that may be issued under the 2016 Plan.

Stock Options

For the three and six months ended June 30, 2020 and 2019, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards were then already fully vested. No unrecognized compensation costs remained related to stock option awards as of June 30, 2020.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of June 30, 2020 and June 30, 2019:

	Six months ended June 30,
	2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	2,105	$13.47
Granted	—	$—	—	$—
Exercised	—	$—	(4)	$10.00
Expired or forfeited	—	$—	(7)	$10.00
Outstanding at end of period:	5	$22.35	2,094	$13.48

Restricted Stock Unit Awards

For the three months ended June 30, 2020 and June 30, 2019, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.4 million and $1.1 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.1 million and $2.0 million, respectively. As of June 30, 2020, there was $6.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.3 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2020	2019
Restricted stock awards vested	143	77
Fair value of awards vested	$542	$1,052

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Six months ended June 30,
	2020	2019
Awards issued	15	15
Grant date fair value of awards issued	$57	$210

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2020		2019
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	559	$16.92	443	$20.55
Granted	557	$3.77	334	$14.04
Released	(143)	$16.74	(77)	$19.88
Forfeited	(14)	$13.74	(23)	$19.35
Outstanding at end of period:	959	$9.35	677	$17.46

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

For 2020, the Compensation Committee changed the criteria for the PRSUs to four metrics, with no discretionary portion. Revenue and Adjusted EBITDAS are being retained, and two additional metrics, free cash flow as a percentage of revenue and return on average book equity, will replace Operating Income. These two newly-added metrics are relative metrics, the performance of which are based upon how the Company performs relative to a peer group.

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

A summary of the Company's PRSU activity is as follows:

	Six months ended June 30,
	2020		2019
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	260	$16.77	277	$17.80
Granted	292	$3.68	190	$13.63
Performance condition adjustments	1	$13.63	(3)	$18.46
Released	(79)	$15.43	(77)	$15.86
Forfeited	—	$—	—	$—
Outstanding at end of period:	474	$8.17	387	$15.94

During the six months ended June 30, 2020 and June 30, 2019, the Compensation Committee approved the final calculation of the award metrics for calendar year 2019 and calendar year 2018, respectively. As a result, the calendar year 2019 PRSUs increased by approximately 1,000 units and the calendar year 2018 PRSUs decreased by approximately 3,000 units. As of June 30, 2020, the final revenue and adjusted EBITDA metrics were not finalized related to the 2020 grant, therefore, approximately 146 thousand shares were liability classified at June 30, 2020. The liability at June 30, 2020 was less than $0.1 million. The revenue and adjusted EBITDA metrics were finalized in August 2020.

For the three months ended June 30, 2020 and June 30, 2019, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.7 million, respectively. At June 30, 2020, there was $2.0 million of total unrecognized compensation costs related to approximately 474,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(2,656)	$7,431	$(101,165)	$2,138
Denominator:
Weighted-average common shares outstanding	29,085	28,657	29,024	28,616
Basic earnings (loss) per share	$(0.09)	$0.26	$(3.49)	$0.07

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(2,656)	$7,431	$(101,165)	$2,138
Denominator:
Weighted-average common shares outstanding	29,085	28,657	29,024	28,616
Dilutive effect of stock options outstanding(1)	—	46	—	131
Dilutive effect of restricted stock units outstanding(1)	—	159	—	171
	29,085	28,862	29,024	28,918
Diluted earnings (loss) per share	$(0.09)	$0.26	$(3.49)	$0.07
_______________
(1) For the three and six months ended June 30, 2020, 118 thousand shares and 223 thousand shares related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5. Acquisitions and Dispositions

Acquisitions

The Company did not complete any acquisitions during the six months ended June 30, 2020 or 2019. During September 2019, the Company completed one acquisition that provides pipeline integrity management software and services to energy transportation companies. The Company acquired all the equity interest of the acquiree in exchange for aggregate consideration of $4.4 million in cash, contingent consideration of up to $4.3 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date and working capital adjustments. The goodwill recorded is primarily attributable to expected synergies and is generally fully deductible for tax purposes. The Company is still in the process of completing its valuation of the assets acquired and liabilities assumed. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

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

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Due diligence, professional fees and other transaction costs	$—	$182	$—	$330
Adjustments to fair value of contingent consideration liabilities	19	367	(523)	672
Acquisition-related expense, net	$19	$549	$(523)	$1,002

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6. Accounts Receivable, net

Accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019

Trade accounts receivable	$111,658	$144,282
Allowance for doubtful accounts	(7,960)	(8,285)
Accounts receivable, net	$103,698	$135,997

The Company had $16.6 million and $22.2 million of unbilled revenue accrued as of June 30, 2020 and December 31, 2019, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of June 30, 2020, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking its damages. Accordingly, the Company recorded a full reserve in the amount of $1.4 million during the second half of 2019 for these past due receivables. The status of the dispute has not changed during 2020. See Note 14–Commitments and Contingencies for additional details.

In the fourth quarter of 2018, the Company recorded a reserve of $0.7 million for a renewable energy industry customer, based in part on the available information about the financial difficulties of the customer.  During the first quarter of 2019, the Company recorded an additional charge of $5.7 million to fully reserve for the amount of the exposure related to this customer. This customer filed for a voluntary insolvency proceeding on April 9, 2019. During the second quarter of 2019, the Company reversed $1.0 million of this reserve based on additional information obtained during the quarter. The status of the dispute has not changed since the second quarter of 2019.

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

7. Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2020	December 31, 2019

Land		$2,669	$2,672
Buildings and improvements	30-40	24,543	24,537
Office furniture and equipment	5-8	19,465	17,227
Machinery and equipment	5-7	227,671	225,974
		274,348	270,410
Accumulated depreciation and amortization		(181,110)	(171,803)
Property, plant and equipment, net		$93,238	$98,607

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was approximately $6.0 million and $6.1 million, respectively.

Depreciation expense for the six months ended June 30, 2020 and June 30, 2019 was $12.1 million and $12.2 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
8. Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2019	$247,215	$35,195	$—	$282,410
Goodwill acquired during the period	—	—	—	—
Impairment charges	(57,227)	(19,862)	—	(77,089)
Adjustments to preliminary purchase price allocations	—	—	—	—
Foreign currency translation	(5,263)	(781)	—	(6,044)
Balance at June 30, 2020	$184,725	$14,552	$—	$199,277

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During the first quarter of 2020, the Company’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of the Company’s peer group, and the overall U.S. stock market also declined significantly amid market volatility. In addition, oil prices had dropped significantly. These declines were driven in large part by the uncertainty surrounding the COVID-19 pandemic and other macroeconomic events such as the geopolitical tensions between OPEC and Russia. Based on these factors, the Company concluded that multiple triggering events occurred and, accordingly, an interim quantitative goodwill impairment test was performed as of the testing date for each reporting unit as of March 31, 2020 (“testing date”). During the first quarter of 2020, the Company also performed an analysis to determine any impairment of long-lived assets (see Note 9–Intangible assets) as well based on the triggering events noted above.

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which included $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2020. Subsequent to March 31, 2020 through June 30, 2020, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company's cumulative goodwill impairment as of June 30, 2020 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment. The Company's cumulative goodwill impairment as of December 31, 2019 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

9. Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2020				December 31, 2019
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$112,813	$(70,370)	$(2,206)	$40,237	$113,861	$(67,853)	$46,008
Software/Technology	3-15	74,899	(21,365)	(25,874)	27,660	77,914	(18,756)	59,158
Covenants not to compete	2-5	12,688	(11,846)	(212)	630	12,795	(11,630)	1,165
Other	2-12	10,864	(8,041)	(502)	2,321	10,813	(7,607)	3,206
Total		$211,264	$(111,622)	$(28,794)	$70,848	$215,383	$(105,846)	$109,537

As described in Note 8–Goodwill, during the first quarter of 2020, there were negative market indicators that were determined to be triggering events indicating a potential impairment of certain long-lived assets within asset groups in the Services, International, Products and Corporate segments. The asset groups are groupings of assets and liabilities determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability testing indicated that certain intangible assets and right of use assets (See Note 13–Leases) were potentially impaired. For asset groups that required an impairment measurement, similar to the valuations performed to determine the goodwill impairment, the Company used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an aggregate impairment charge of $28.8 million, which included $25.9 million to software/technology, $2.2 million to customer relationships, $0.5 million to other intangibles and $0.2 million to covenants not to compete, all of which are in the Services reporting unit within the Services segment and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2020.

Amortization expense for the three months ended June 30, 2020 and June 30, 2019 was approximately $2.6 million and $3.5 million, respectively.

Amortization expense for the six months ended June 30, 2020 and June 30, 2019 was $5.9 million and $7.1 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019

Accrued salaries, wages and related employee benefits	$27,014	$30,072
Contingent consideration, current portion	1,023	2,614
Accrued workers’ compensation and health benefits	4,434	4,467
Deferred revenue	6,861	5,860
Pension accrual	2,519	2,519
Right-of-use liability - operating	9,857	10,133
Other accrued expenses	25,600	25,724
Total	$77,308	$81,389

11. Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019

Senior credit facility	$138,033	$151,773
Senior secured term loan, net of debt issuance costs of $0.3 million	92,202	94,919
Other	9,161	8,021
Total debt	239,396	254,713
Less: Current portion	(8,735)	(6,593)
Long-term debt, net of current portion	$230,661	$248,120

Senior Credit Facility

The Company has a credit agreement with its banking group ("Credit Agreement") which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility. Pursuant to the Amendment described below, the revolving line of credit was reduced from $300 million to $175 million. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

On May 15, 2020, the Company entered into the Third Amendment (the “Amendment”) to the Credit Agreement. The amendment was needed because the Company determined that as a result of the uncertain impact of the COVID-19 pandemic and the significant drop in oil prices, it would not meet the then existing financial covenants in the Credit Agreement for upcoming quarters. Accordingly, the Amendment modified the financial covenants to provide for: i) elimination of the Funded Debt Leverage Ratio (as defined in the Credit Agreement) for the quarters ended June 30 and September 30, 2020 and increased the Funded Debt Leverage ratio to no greater than 5.25 to 1 beginning for the quarter ending December 31, 2020 and decreasing each successive quarter to no greater than 3.50 to 1 for the quarter ended September 30, 2021, and all quarterly periods thereafter; ii) an elimination of the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement for the quarters ended June 30, September 30 and December 31, 2020), a decrease to 1.0 to 1 for the quarter ending March 31, 2021 and returning to 1.25 to 1 for the quarter ending June 30, 2021 and thereafter; iii) the addition of a minimum EBITDA covenant requiring $3.44 million for the three months ending June 30, 2020, $24.25 million for the six months ending September 30, 2020, and $38.55 million for the nine months ending December 31, 2020, with no requirement thereafter; and iv) the addition of a minimum Liquidity (as defined in the Amendment) covenant of not less than $20.0 million at all times through September 30, 2020 and ceasing thereafter. In addition, the Amendment set a LIBOR floor of 1.0% applicable to all LIBOR loans, and increased the LIBOR margin range to 1.50% to 4.15%, in addition to certain other modifications of the Credit Agreement. The Amendment also requires that the Company promptly prepay the outstanding amount under the revolving credit facility in an amount equal to the difference between (a) the aggregate sum of cash and cash equivalents of the Company and its subsidiaries held in the United States minus (b) $10.0 million if, for a period of two (2) consecutive business days, (i) the outstanding

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
amount under the revolving credit facility exceeds $75.0 million and (ii) the such cash and cash equivalents exceeds $10.0 million.

The Credit Amendment, as amended, provides that the Company may not make any acquisitions prior to June 30, 2021, and thereafter only if the Company's Funded Debt Leverage Ratio is less than 2.50 to 1, and after giving effect to such acquisition, its pro forma Funded Debt Leverage Ratio will not be greater than 3.25 to 1. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders or repurchase its stock, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.

The Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit. As of June 30, 2020, the Company had borrowings of $230.2 million and a total of $3.9 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.3 million as of June 30, 2020, which is included in Other assets on the Condensed Consolidated Balance Sheets. The Amendment reduced the Company's total available loan capacity, amongst other things, and as a result, the Company expensed approximately $0.6 million in capitalized debt issuance costs during the second quarter of 2020, which was included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income (Loss).

As of June 30, 2020, the Company was in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable, based on the amended covenants, that the Company will be able to comply with the financial covenants in the Credit Agreement as modified by the Amendment and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company's other debt includes local bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2020, there was an aggregate of approximately $9.2 million outstanding, payable at various times through 2030. Monthly payments range from $1 thousand to $17 thousand and interest rates range from 0.4% to 3.5%.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Six months ended June 30,
	2020	2019
Beginning balance	$3,216	$2,365
Payments	(1,303)	—
Accretion of liability	30	75
Revaluation	(553)	597
Foreign currency translation	(34)	58
Ending balance	$1,356	$3,095

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
The Company’s Condensed Consolidated Balance Sheets includes the following related to operating leases:

Leases	Classification	June 30, 2020	December 31, 2019
Assets
ROU assets	Other Assets	$43,458	$45,817

Liabilities
ROU - current	Accrued and other current liabilities	$9,857	$10,133
ROU liability - long-term	Other liabilities	34,843	36,750
Total ROU liabilities		$44,700	$46,883

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $4.2 million and $4.5 million as of June 30, 2020 and December 31, 2019, respectively. Total rent payments for this facility were approximately $0.2 million for each of the three months ended June 30,

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
2020 and June 30, 2019. Total rent payments for this facility were approximately $0.4 million and $0.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively. As part of the COVID-19 related vendor concessions, an agreement was reached during the second quarter of 2020 with the related party to reduce rental payments by 20% and defer payments for 90 days for the lease of the Company’s headquarters, starting in June 2020 through December 2020.

As part of other COVID-19 related vendor discussions, the Company has modified the terms of several North America operating lease contracts to provide temporary reductions in monthly rental payments and/or temporary deferrals of monthly rental payments. Temporary rent reductions and deferred rental payments have been accounted for on a cash basis and is reflected as a reduction of variable lease expense in the chart below.

The total ROU assets attributable to finance leases were approximately $17.3 million and $19.2 million as of June 30, 2020 and December 31, 2019, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.
As described in Note 9–Intangible Assets, during the first quarter of 2020 the Company performed an analysis to determine whether there was any impairment of long-lived assets, which included the ROU assets, within the Services, International, and Products and Systems operating segments as well as Corporate. The result of the analysis was a $0.2 million impairment of a ROU asset in an asset group within the Services segment which was included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2020.
The components of lease costs were as follows:

		Three months ended June 30,		Six months ended June 30,
	Classification	2020	2019	2020	2019
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,133	$1,226	$2,375	$2,403
Interest on lease liabilities	Interest expense	216	189	437	380
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,317	3,139	6,664	6,259
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	1	2	2	6
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	114	273	437	518
Total		$4,781	$4,829	$9,915	$9,566

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Additional information related to leases was as follows:

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for finance leases
Finance - financing cash flows	$2,132	$2,411
Finance - operating cash flows	$437	$380
Operating - operating cash flows	$6,562	$6,196
ROU assets obtained in the exchange for lease liabilities
Finance leases	$1,266	$2,887
Operating leases	$2,451	$8,962
Weighted-average remaining lease term (in years)
Finance leases	5.9	5.8
Operating leases	6.0	6.0
Weighted-average discount rate
Finance leases	5.9%	6.3%
Operating leases	5.8%	6.0%

Maturities of lease liabilities as of June 30, 2020 were as follows:

	Finance	Operating
Remainder of 2020	$3,280	$6,367
2021	4,518	10,933
2022	3,678	8,853
2023	2,806	7,367
2024	1,893	5,755
Thereafter	1,096	14,094
Total	17,271	53,369
Less: Present value discount	(1,665)	(8,669)
Lease liability	$15,606	$44,700

14. Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it. Except possible liabilities that could arise for certain of the matters described below, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered against the Company may be covered by insurance for certain matters.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of June 30, 2020, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of over 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company has filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. The Company recorded a full reserve in the amount of $1.4 million during the second half of 2019 for these past due receivables. See Note 6–Accounts Receivable, net.

Pension Related Contingencies

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs. Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability. Therefore, the Company determined that it is probable that its subsidiary would incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during 2018 and $0.8 million during 2019 for this potential withdrawal liability. The Company’s subsidiary reached an agreement with one of the pension funds in September 2019 and made a final payment of $0.9 million in complete satisfaction of the withdrawal liability of the subsidiary. Excluding the settlement payment, the Company made monthly payments totaling $3.3 million through the time of the final settlement payment, for total payments of $4.2 million. The balance of the estimated total amount of this potential liability as of June 30, 2020 is approximately $2.5 million.

Severance and labor disputes

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority. Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it would not renew several of these leasing services contracts when they expired beginning in 2019. Due to the limit on the length of service allowed under the German Labor Lease Act, employees are being transitioned off the customer contracts. The German subsidiary has terminated, or will terminate, some these employees, creating a severance obligation to the terminated employees, and has transitioned, or will transition other employees to the Company's other customers. During December 2019, the Company executed an agreement to sell the rights of certain customer contracts for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of June 30, 2020, the Company has approximately $0.4 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.4 million of estimated obligations is net of $0.3 million in payments made and $0.8 million in reversals due to employees being transitioned to customer contracts.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of June 30, 2020, total potential acquisition-related contingent consideration ranged from zero to approximately $5.7 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.2 years.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.3 million is remaining as of June 30, 2020. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Services	$100,677	$161,210	$229,550	$301,507
International	21,343	37,090	50,410	72,252
Products and Systems	4,002	4,269	6,814	7,701
Corporate and eliminations	(1,587)	(1,953)	(2,874)	(4,057)
	$124,435	$200,616	$283,900	$377,403

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross profit
Services	$33,940	$47,208	$66,177	$84,573
International	5,392	11,058	13,415	21,418
Products and Systems	1,838	1,825	2,206	3,064
Corporate and eliminations	(12)	(20)	4	(110)
	$41,158	$60,071	$81,802	$108,945

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income (loss) from operations
Services	$10,837	$20,905	$(70,657)	$24,958
International	(1,937)	2,450	(22,356)	2,234
Products and Systems	(96)	(405)	(1,776)	(1,733)
Corporate and eliminations	(9,187)	(7,531)	(16,822)	(14,436)
	$(383)	$15,419	$(111,611)	$11,023

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depreciation and amortization
Services	$6,211	$7,209	$13,286	$14,478
International	2,077	2,042	4,217	4,131
Products and Systems	255	300	508	589
Corporate and eliminations	(13)	50	(14)	71
	$8,530	$9,601	$17,997	$19,269

	June 30, 2020	December 31, 2019
Intangible assets, net
Services	$60,713	$98,284
International	8,859	9,814
Products and Systems	1,095	1,181
Corporate and eliminations	181	258
	$70,848	$109,537

	June 30, 2020	December 31, 2019
Total assets
Services	$409,745	$537,518
International	124,519	153,380
Products and Systems	15,426	16,028
Corporate and eliminations	17,988	12,952
	$567,678	$719,878

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Refer to Note 2–Revenue, for revenue by geographic area for the three and six months ended June 30, 2020 and June 30, 2019.

16. Subsequent Events

Joint Venture

On July 3, 2020, a Canadian subsidiary of the Company entered into a joint venture with the Mikisew First Nation through a limited partnership named Mikisew-Mistras Limited Partnership. The Canadian subsidiary is a limited partner with a 49% interest in Mikisew-Mistras Limited Partnership (the limited partnership), and a 49% shareholder in the corporate general partner of the limited partnership. Mikisew holds the other 51% interest in the limited partnership and the corporate general partner. The limited partnership’s purpose is to provide nondestructive testing, inspection and related services to producers and extractors of oil and gas in the Greater Wood Buffalo region of Alberta, Canada. The limited partnership will subcontract with the Company to provide the nondestructive testing, inspection and related services for the customers of the limited partnership. The Company will also be providing certain administrative support services for the limited partnership, such as billing and collecting. None of the Company’s existing contracts will be transferred to the limited partnership, but any new NDT and inspection services in the Greater Wood Buffalo region the Company seeks to perform would be done through the limited partnership.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2020 and June 30, 2019. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020 (“2019 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

At the time of this report, the COVID-19 pandemic is continuing to have a negative impact on us and our key markets and is causing significant economic disruption worldwide. Our discussion below is qualified by the unknown impact that the COVID-19 pandemic will continue to have on our business and the economy in general, including the duration of the health risk the COVID-19 pandemic will cause and the resulting economic disruption.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include oil and gas (downstream, midstream, upstream and petrochemical), commercial aerospace and defense, power generation (natural gas, fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, transportation, primary metals and metalworking and research and engineering institutions.

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

Recent Developments

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. In addition, oil prices have varied significantly and airline traffic has also dropped significantly. In response to the COVID-19 pandemic, companies within the oil and gas and aerospace industries (including our customers) have announced spending cuts and/or slowdowns (or temporary cessation) in production which, in turn, may result in decreases in awards of new contracts or adjustments, reductions, suspensions or cancellations of existing contracts. These declines were driven in large measure by various factors surrounding the COVID-19 pandemic and, in the case of the oil and gas market, other macroeconomic events such as the geopolitical tensions between OPEC and Russia.

The COVID-19 pandemic, significant volatility in oil prices and decreased traffic in the aerospace industry have adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors. These negative factors have also resulted in significant volatility and uncertainty in the markets in which we operate. To successfully navigate through this unprecedented period, we continue to focus on the following key priorities:

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

While we cannot fully assess the impact that the COVID-19 pandemic or the significant volatility in oil prices will have on all of our operations at this time, there are certain impacts that we have identified:

•The financial market volatility that resulted from COVID-19 and the drop in oil prices required that we reassess the goodwill we had recorded related to various prior acquisitions under the guidance of ASC 350 during the first quarter of 2020. We determined that the fair values of various reporting units were less than their carrying values (including goodwill). As a result, we recorded an impairment charge related to goodwill of approximately $77.1 million during the first quarter of 2020. See Note 8–Goodwill in the Unaudited Condensed Consolidated Financial Statements.
•These same events required that we reassess the tangible and intangible assets recorded under the guidance of ASC 360 during the first quarter of 2020. We determined that the fair values of certain asset groups were less than their carrying values (excluding goodwill). As a result, we recorded impairment charges related to intangible assets of approximately $28.8 million and a right-of-use asset of approximately $0.2 million during the first quarter of 2020. See Note 9–Intangible Assets and Note 13–Leases in the Unaudited Condensed Consolidated Financial Statements.

To respond to the economic downturn resulting from the COVID-19 pandemic and the then drop in oil prices, in March 2020, we initiated a cost reduction and efficiency program. As part of this program, our named executive officers have voluntarily taken temporary salary reductions ranging from 25% to 45% of their base salary. In addition, we instituted a reduction for our other salaried employees, at lower percentages, and suspended our voluntary match under our sponsored savings plans for our U.S. and Canadian employees. These reductions became effective at the beginning of the second quarter of 2020 and, except for the salary reductions for certain lower salaried employees, will continue through the third quarter. At the end of the third quarter, management will assess whether to change these cost saving measures. In addition, our non-employee directors voluntarily agreed to a $3,750 reduction in their second and third quarter 2020 payments.

We are currently unable to predict with certainty the overall impact that the COVID-19 pandemic and volatility in oil prices may have on our business, results of operations, liquidity or in other ways which we cannot yet determine. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K ("2019 Annual Report") for the year ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC") on March 27, 2020.

Note About Non-GAAP Measures

In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$124,435	$200,616	$283,900	$377,403
Gross profit	41,158	60,071	81,802	108,945
Gross profit as a % of Revenue	33.1%	29.9%	28.8%	28.9%
Total operating expenses	41,541	44,652	193,413	97,922
Operating expenses as a % of Revenue	33.4%	22.3%	68.1%	25.9%
Income (loss) from operations	(383)	15,419	(111,611)	11,023
Income (loss) from Operations as a % of Revenue	(0.3)%	7.7%	(39.3)%	2.9%
Interest expense	2,976	3,579	5,765	7,106
Income (loss) before provision (benefit) for income taxes	(3,359)	11,840	(117,376)	3,917
Provision (benefit) for income taxes	(694)	4,397	(16,189)	1,760
Net income (loss)	(2,665)	7,443	(101,187)	2,157
Less: Net income (loss) attributable to non-controlling interests, net of taxes	(9)	12	(22)	19
Net income (loss) attributable to Mistras Group, Inc.	$(2,656)	$7,431	$(101,165)	$2,138

Revenue

Revenue was $124.4 million for the three months ended June 30, 2020, a decrease of $76.2 million, or 38.0%, compared with the three months ended June 30, 2019. Revenue for the six months ended June 30, 2020 was $283.9 million, a decrease of $93.5 million, or 24.8%, compared with the six months ended June 30, 2019.

Revenue by segment for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Services	$100,677	$161,210	$229,550	$301,507
International	21,343	37,090	50,410	72,252
Products and Systems	4,002	4,269	6,814	7,701
Corporate and eliminations	(1,587)	(1,953)	(2,874)	(4,057)
	$124,435	$200,616	$283,900	$377,403

Three Months

In the three months ended June 30, 2020, total revenue decreased 38.0% due predominantly to a double-digit organic decline and, to a much lesser extent, the low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. The decrease in revenue was primarily the result of the impact of COVID-19, which disrupted the timing of projects for many of our customers. Services segment revenue decreased 37.5%, driven predominantly by a double-digit organic decline and, to a much lesser extent, the low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. International segment revenue decreased 42.5%, due predominantly to the organic decline and, to a much lesser extent, the low single-digit unfavorable impact of foreign exchange rate. Products and Systems segment revenue decreased by 6.3%, due to organic decline.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Oil and gas customer revenue comprised approximately 54% and 60% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Aerospace and defense customer revenue comprised approximately 14% and 12% of total revenue for the three months ended June 30, 2020 and 2019, respectively. The Company’s top ten customers comprised approximately 29% of total revenue for the three months ended June 30, 2020, as compared to 38% for the three months ended June 30, 2019, with no customer accounting for 10% or more of total revenue in either three-month period.

Six months

In the six months ended June 30, 2020, total revenue decreased 24.8% due predominantly to a double-digit organic decline and, to a much lesser extent, the low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. The decrease in revenue was primarily the result of the impact of COVID-19, which disrupted the timing of projects for many of our customers. Services segment revenue decreased 23.9%, driven predominantly by a double-digit organic decline and, to a much lesser extent, the low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. International segment revenue decreased 30.2%, due predominantly to the organic decline and, to a much lesser extent, the low single-digit unfavorable impact of foreign exchange rate. Products and Systems segment revenue decreased by 11.5%, due to the organic decline.

Oil and gas customer revenue comprised approximately 56% and 59% of total revenue for the six months ended June 30, 2020 and 2019, respectively. Aerospace and defense customer revenue comprised approximately 15% and 13% of total revenue for the six months ended June 30, 2020 and 2019, respectively. The Company’s top ten customers comprised approximately 31% of total revenue for the six months ended June 30, 2020, as compared to 39% for the six months ended June 30, 2019, with no customer accounting for 10% or more of total revenue in either six-month period.

Gross Profit

Gross profit decreased by $18.9 million, or 31.5%, in the three months ended June 30, 2020, on a decrease in sales of 38.0%. Gross profit decreased by $27.1 million, or 24.9%, in the six months ended June 30, 2020, on a decrease in sales of 24.8%.

Gross profit by segment for the three and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross profit
Services	$33,940	$47,208	$66,177	$84,573
% of segment revenue	33.7%	29.3%	28.8%	28.1%
International	5,392	11,058	13,415	21,418
% of segment revenue	25.3%	29.8%	26.6%	29.6%
Products and Systems	1,838	1,825	2,206	3,064
% of segment revenue	45.9%	42.8%	32.4%	39.8%
Corporate and eliminations	(12)	(20)	4	(110)
	$41,158	$60,071	$81,802	$108,945
% of total revenue	33.1%	29.9%	28.8%	28.9%

Three months

Gross profit margin was 33.1% and 29.9% for the three-month periods ended June 30, 2020 and 2019, respectively. COVID-19, the significant drop in oil prices and decrease in aerospace production have had a significant unfavorable impact on sales volume; however, gross profit margin improved due primarily to better employee utilization and, to a lesser extent, the favorable impact of mix of sales. Services segment gross profit margins had a year-on-year increase of 440 basis points to 33.7% during the three months ended June 30, 2020, due primarily to better employee utilization, favorable mix of sales on lower sales volume and Canadian wage subsidies. International segment gross margins had a year-on-year decline of 450 basis points to 25.3% during the three months ended June 30, 2020, due primarily to reduced volumes and lower employee

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

utilization. Products and Systems segment gross margin had a year-on-year increase in gross profit margin to 45.9% during the three months ended June 30, 2020 due to favorable sales mix.

Six months

Gross profit margin was 28.8% and 28.9% for the six-month periods ended June 30, 2020 and 2019, respectively. Services segment gross profit margins had a year-on-year increase of 70 basis points to 28.8% in the six months ended June 30, 2020, on a decrease in sales volume. International segment gross margins had a year-on-year decline of 300 basis points to 26.6% in the six months ended June 30, 2020 due to lower levels of employee utilization. Products and Systems segment gross margin had a year-on-year decline of 740 basis points to 32.4% in the six months ended June 30, 2020, due to unfavorable sales mix.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating Expenses
Selling, general and administrative expenses	$37,607	$41,923	$79,165	$83,686
Bad debt provision for troubled customers, net of recoveries	—	(2,693)	—	2,798
Impairment charges	—	—	106,062	—
Pension withdrawal expense	—	—	—	534
Research and engineering	708	754	1,532	1,611
Depreciation and amortization	3,207	4,119	7,177	8,291
Acquisition-related expense (benefit), net	19	549	(523)	1,002
	$41,541	$44,652	$193,413	$97,922
% of total revenue	33.4%	22.3%	68.1%	25.9%

Three months

Operating expenses decreased $3.1 million, or 7%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due predominantly to the Company's cost reduction and efficiency program initiated during the first quarter of 2020 in response to COVID-19 as more fully described in Recent Developments under the Overview of this section. During the three months ended June 30, 2020, there was an additional $0.8 million additive selling, general and administration expenses related to the Company’s most recent acquisition. During the three months ended June 30, 2020, there was approximately $1.3 million additional foreign currency exchange losses as compared with the prior period due to volatility in certain foreign currencies.

Six months

Operating expenses increased $95.5 million, or 98%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due predominantly to impairment charges of $106.1 million in 2020 as more fully described in Note 8–Goodwill and Note 9–Intangible Assets to these Unaudited Condensed Consolidated Financial Statements. Excluding the 2020 impairment charges, operating expenses decreased due to the Company's cost reduction and efficiency program initiated during the first quarter of 2020 in response to COVID-19 as more fully described in Recent Developments under the Overview of this section. In addition, this decrease was due to lower bad debt, pension withdrawal, depreciation and amortization, and net acquisition-related expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These decreases in expense were partially offset by approximately $2.3 million foreign currency exchange losses during the six months ended June 30, 2020 as compared with the prior period due to volatility in certain foreign currencies, as well as approximately an incremental $1.8 million in selling, general and administration expenses related to the Company’s most recent acquisition.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments and for the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Services:
Income (loss) from operations (GAAP)	$10,837	$20,905	$(70,657)	$24,958
Bad debt provision (benefit) for troubled customers, net of recoveries	—	(1,977)	—	2,778
Impairment charges	—	—	86,200	—
Pension withdrawal expense	—	—	—	534
Reorganization and other costs	45	77	67	77
Acquisition-related expense (benefit), net	19	397	(522)	702
Income before special items (non-GAAP)	$10,901	$19,402	$15,088	$29,049
International:
Income (loss) from operations (GAAP)	$(1,937)	$2,450	$(22,356)	$2,234
Bad debt provision (benefit) for troubled customers, net of recoveries	—	(716)	—	20
Impairment charges	—	—	19,862	—
Reorganization and other costs	366	107	292	265
Income (loss) before special items (non-GAAP)	$(1,571)	$1,841	$(2,202)	$2,519
Products and Systems:
Loss from operations (GAAP)	$(96)	$(405)	$(1,776)	$(1,733)
Loss before special items (non-GAAP)	$(96)	$(405)	$(1,776)	$(1,733)
Corporate and Eliminations:
Loss from operations (GAAP)	$(9,187)	$(7,531)	$(16,822)	$(14,436)
Loss on debt modification	645	—	645	—
Reorganization and other costs	86	—	123	60
Acquisition-related expense, net	—	152	—	300
Loss before special items (non-GAAP)	$(8,456)	$(7,379)	$(16,054)	$(14,076)
Total Company:
Income (loss) from operations (GAAP)	$(383)	$15,419	$(111,611)	$11,023
Bad debt provision (benefit) for troubled customers, net of recoveries	—	(2,693)	—	2,798
Impairment charges	—	—	106,062	—
Pension withdrawal expense	—	—	—	534
Reorganization and other costs	497	184	482	402
Loss on debt modification	645	—	645	—
Acquisition-related expense (benefit), net	19	549	(522)	1,002
Income (loss) before special items (non-GAAP)	$778	$13,459	$(4,944)	$15,759

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three months

For the three months ended June 30, 2020, income (loss) from operations (GAAP) decreased $15.8 million, compared with the three months ended June 30, 2019, while income (loss) before special items (non-GAAP) decreased $12.7 million, or 94%. As a percentage of revenue, income (loss) before special items decreased by 610 basis points to 0.6% in the three months ended June 30, 2020 from 6.7% in the three months ended June 30, 2019. The COVID-19 outbreak, significant drop in oil prices has adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors. These negative factors have resulted in significant volatility and uncertainty in the markets in which we operate. We are currently unable to predict or determine the overall impact that the COVID-19 pandemic and drop in oil prices may have on our business, results of operations, or liquidity. Refer to Item 1A. Risk Factors in Part I of our 2019 Form 10-K, and the additional risk factors included in Part II, Item 1.A. of this Form 10-Q for further discussion.

Six months

For the six months ended June 30, 2020, income (loss) from operations (GAAP) decreased $122.6 million, compared with the six months ended June 30, 2019, while income (loss) before special items (non-GAAP) decreased $20.7 million, or 131%. As a percentage of revenue, income (loss) before special items decreased by 590 basis points to (1.7)% in the six months ended June 30, 2020 from 4.2% in the six months ended June 30, 2019. During the six months ended June 30, 2020, the COVID-19 outbreak and significant drop in oil prices has adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors and was the primary reason for the impairment charges. These negative factors have resulted in significant volatility and uncertainty in the markets in which we operate. We are currently unable to predict or determine the overall impact that the COVID-19 pandemic and drop in oil prices may have on our business, results of operations, or liquidity. Refer to Item 1A. Risk Factors in Part I of our 2019 Form 10-K, and the additional risk factors included in Part II, Item 1.A. of this Form 10-Q for further discussion.

Interest Expense

Interest expense was approximately $3.0 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense was approximately $5.8 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was due to lower average level of borrowings on our Credit Agreement attributable primarily to payments on borrowings for the acquisition completed during the fourth quarter of 2018, partially offset by an increase in the base borrowing rate during the second quarter as a result of the May 2020 amendment to our Credit Agreement.

Income Taxes

The Company’s effective income tax rate was approximately 21% and 37% for the three months ended June 30, 2020 and 2019, respectively. The Company's effective income tax rate was approximately 14% and 45% for the six months ended June 30, 2020 and 2019. The effective income tax rate for the three months ended June 30, 2020 approximated the statutory rate, as the favorable impact of the CARES Act was offset by the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences. the effective income tax rate for the six months ended June 30, 2020 was lower than the statutory rate primarily due to impairments for which the Company will not realize income tax benefits, partially offset by income tax benefits of the CARES Act enacted on March 27, 2020. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of our estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit. We project that the income tax effects of the CARES Act will result in additional income tax benefit recognized throughout the 2020 tax year and a cash refund in 2021 of taxes paid in prior years. The effective income tax rate for the three months ended March 31, 2019 was higher than the statutory rate due to the impact of discrete items, the global intangible low-taxes income, and executive compensation, and other provisions resulting from the December 22, 2017 passage of the Tax Cuts and Jobs Act and foreign tax rates different than statutory rates in the U.S.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$34,862	$21,105
Investing activities	(7,248)	(11,048)
Financing activities	(20,337)	(23,139)
Effect of exchange rate changes on cash	295	39
Net change in cash and cash equivalents	$7,572	$(13,043)

Cash Flows from Operating Activities

During the six months ended June 30, 2020, cash provided by operating activities was $34.9 million, representing a year-on-year increase of $13.8 million, or 65%. The increase was primarily attributable to movements in working capital.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, cash used in investing activities was $7.2 million, compared with $11.0 million in 2019. The decrease is primarily attributable to a reduction in capital expenditures to $7.6 million for the six months ended June 30, 2020 compared with $12.0 million in the comparable 2019 period.

Cash Flows from Financing Activities

Net cash used in financing activities was $20.3 million for the six months ended June 30, 2020, compared to net cash used of $23.1 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, net repayments of debt was approximately $5.2 million higher as compared to 2019. In addition, for the six months ended June 30, 2020 we made payments of $1.3 million and $1.5 million for acquisition-related contingent consideration and financing costs, respectively.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.3 million in the six months ended June 30, 2020, compared to a slight increase for the six months ended June 30, 2019.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement have not changed from those set forth in Part II, Item 7 of our 2019 Annual Report under the Section “Liquidity and Capital Resources”, except as described in Note 11 – Long Term Debt to the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, under the heading "Senior Credit Facility".

As of June 30, 2020, we had cash and cash equivalents totaling $22.6 million and available borrowing capacity of $33.1 million under our Credit Agreement with borrowings of $230.2 million and $3.9 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2020, we were in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2019 Annual Report.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Off-balance Sheet Arrangements

During the six months ended June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting processes and internal controls related to the accounting for income tax, as discussed below.

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

During the current quarter management has reviewed and enhanced the current processes and controls surrounding the preparation of the income tax provision and engaged a third party accounting firm to assist with the documentation of these enhanced processes and controls. However, most controls over accounting for income taxes are annual controls, as such, the material weaknesses are not expected to be remediated until year end.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as set forth in the remediation plan described above.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 14–Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2019 Annual Report, except as disclosed in such Note 14–Commitments and Contingencies.

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

The Company expected that the economic disruption being caused by the COVID-19 pandemic was likely to cause our results in upcoming quarters to be less than what was required to meet the financial covenants in our then existing credit agreement with our banks. We obtained an amendment to our credit agreement which included, among other terms, modifications to the financial covenants in the credit agreement, and a reduction in our revolving line of credit from $300 million to $175 million. We believe it is probable that we will be able to meet the amended financial covenants and that sufficient credit remains available under the amended Credit Facility to meet our liquidity needs. However, due to the uncertainties and risks created by the COVID-19 pandemic, no assurance can be given that we will comply with these amended covenants, particularly if the pandemic increases in intensity or its duration is longer than expected. If we are not able to meet the financial covenants in our credit agreement in future quarters, we will be in default, which would give the lenders the right to terminate the agreement, not allow us to borrow on our line of credit, call all of our loans to be due and payable, and exercise any other remedies available to the lenders. If we do default on our credit agreement and the lenders elect to not grant us a waiver or amendment and/or to commence exercising their remedies and we are unable to obtain other funding sources, our operations will be materially impacted and we may not be able to continue operating as a going concern. If we do obtain alternate funding sources, this alternate financing could be on substantially different and adverse terms than our existing credit agreement, materially impacting our operations and profitability, and otherwise could significantly dilute our existing shareholders and have other materially adverse effects on us and our shareholders.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2020	—	$—	—	$—
May 31, 2020	24,129	$4.04	—	$—
June 30, 2020	6,279	$3.79	—	$—

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

10.1
Third Amendment, dated May 15, 2020, to Fifth Amended and Restated Credit Agreement, dated December 13, 2018 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 15, 2020 and incorporated herein by reference).

10.2*	First Amendment to Mistras Group, Inc. 2016 Long-Term Incentive Plan dated May 19, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
_________________

Exhibit 10.2 is a management contract or compensatory plan, contract, or arrangement.

* Filed herewith

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

Date: August 7, 2020