Form 10-Q
period 2020-09-30
Mistras Group, Inc.
filed 2020-11-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
☐ Yes  ☒ No

As of October 31, 2020, the registrant had 29,192,562 shares of common stock outstanding.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019	3

	Unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and September 30, 2019	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	40

ITEM 4	Controls and Procedures	40

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	42

ITEM 1.A.	Risk Factors	42

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 3.	Defaults Upon Senior Securities	43

ITEM 4.	Mine Safety Disclosures	43

ITEM 5.	Other Information	43

ITEM 6.	Exhibits	44

SIGNATURES		45

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$22,116	$15,016
Accounts receivable, net	114,090	135,997
Inventories	14,902	13,413
Prepaid expenses and other current assets	16,699	14,729
Total current assets	167,807	179,155
Property, plant and equipment, net	91,771	98,607
Intangible assets, net	69,389	109,537
Goodwill	201,623	282,410
Deferred income taxes	1,811	1,786
Other assets	48,374	48,383
Total assets	$580,775	$719,878
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,588	$15,033
Accrued expenses and other current liabilities	78,415	81,389
Current portion of long-term debt	9,889	6,593
Current portion of finance lease obligations	3,651	4,131
Income taxes payable	1,737	2,094
Total current liabilities	106,280	109,240
Long-term debt, net of current portion	226,617	248,120
Obligations under finance leases, net of current portion	11,291	13,043
Deferred income taxes	4,219	21,290
Other long-term liabilities	46,841	42,163
Total liabilities	395,248	433,856
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,191,876 and 28,945,472 shares issued and outstanding	292	289
Additional paid-in capital	233,267	229,205
Retained earnings (deficit)	(22,029)	77,613
Accumulated other comprehensive loss	(26,209)	(21,285)
Total Mistras Group, Inc. stockholders’ equity	185,321	285,822
Non-controlling interests	206	200
Total equity	185,527	286,022
Total liabilities and equity	$580,775	$719,878

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenue	$147,894	$192,192	$431,794	$569,595
Cost of revenue	94,930	129,241	286,208	386,721
Depreciation	5,580	5,182	16,400	16,160
Gross profit	47,384	57,769	129,186	166,714
Selling, general and administrative expenses	37,113	42,328	116,278	126,014
Bad debt provision for troubled customers, net of recoveries	—	—	—	2,798
Impairment charges	—	—	106,062	—
Pension withdrawal expense	—	(45)	—	489
Research and engineering	638	650	2,170	2,261
Depreciation and amortization	3,182	4,089	10,359	12,380
Acquisition-related expense (benefit), net	709	(32)	186	970
Income (loss) from operations	5,742	10,779	(105,869)	21,802
Interest expense	3,645	2,959	9,410	10,065
Income (loss) before provision (benefit) for income taxes	2,097	7,820	(115,279)	11,737
Provision (benefit) for income taxes	544	4,733	(15,645)	6,493
Net income (loss)	1,553	3,087	(99,634)	5,244
Less: Net income (loss) attributable to non-controlling interests, net of taxes	30	(6)	8	13
Net income (loss) attributable to Mistras Group, Inc.	$1,523	$3,093	$(99,642)	$5,231

Earnings (loss) per common share:
Basic	$0.05	$0.11	$(3.43)	$0.18
Diluted	$0.05	$0.11	$(3.43)	$0.18
Weighted-average common shares outstanding:
Basic	29,177	28,800	29,086	28,678
Diluted	29,311	29,156	29,086	29,022

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income (loss)	$1,553	$3,087	$(99,634)	$5,244
Other comprehensive income (loss):
Foreign currency translation adjustments	5,963	(5,425)	(4,924)	355
Comprehensive income (loss)	7,516	(2,338)	(104,558)	5,599
Less: comprehensive income (loss) attributable to non-controlling interest	34	(8)	6	11
Comprehensive income (loss) attributable to Mistras Group, Inc.	$7,482	$(2,330)	$(104,564)	$5,588

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at June 30, 2020	29,110	$291	$231,724	$(23,552)	$(32,172)	$176,291	$172	$176,463
Net income	—	—	—	1,523	—	1,523	30	1,553
Other comprehensive income, net of tax	—	—	—	—	5,963	5,963	4	5,967
Share-based payments	—	—	1,593	—	—	1,593	—	1,593
Net settlement of restricted stock units	82	1	(50)	—	—	(49)	—	(49)
Balance at September 30, 2020	29,192	$292	$233,267	$(22,029)	$(26,209)	$185,321	$206	$185,527

Balance at June 30, 2019	28,685	$286	$228,883	$73,691	$(21,777)	$281,083	$196	$281,279
Net income	—	—	—	3,093	—	3,093	(6)	3,087
Other comprehensive income, net of tax	—	—	—	—	(5,425)	(5,425)	(2)	(5,427)
Share-based payments	—	—	1,682	—	—	1,682	—	1,682
Net settlement of options and restricted stock units	230	3	(2,278)	—	—	(2,275)	—	(2,275)
Balance at September 30, 2019	28,915	$289	$228,287	$76,784	$(27,202)	$278,158	$188	$278,346

	Nine months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net income (loss)	—	—	—	(99,642)	—	(99,642)	8	(99,634)
Other comprehensive (loss), net of tax	—	—	—	—	(4,924)	(4,924)	(2)	(4,926)
Share-based payments	—	—	4,391	—	—	4,391	—	4,391
Net settlement of restricted stock units	247	3	(329)	—	—	(326)	—	(326)
Balance at September 30, 2020	29,192	$292	$233,267	$(22,029)	$(26,209)	$185,321	$206	$185,527

Balance at December 31, 2018	28,563	$285	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074
Net income	—	—	—	5,231	—	5,231	13	5,244
Other comprehensive income (loss), net of tax	—	—	—	—	355	355	(2)	353
Share-based payments	—	—	4,598	—	—	4,598	—	4,598
Net settlement of restricted stock units	349	4	(2,959)	—	—	(2,955)	—	(2,955)
Exercise of stock options	3	—	32	—	—	32	—	32
Balance at September 30, 2019	28,915	$289	$228,287	$76,784	$(27,202)	$278,158	$188	$278,346

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities
Net income (loss)	$(99,634)	$5,244
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	26,759	28,540
Impairment charges	106,062	—
Deferred income taxes	(16,831)	3,151
Share-based compensation expense	4,312	4,598
Bad debt provision for troubled customers, net of recoveries	—	2,798
Fair value adjustments to contingent consideration	186	537
Foreign currency (gain) loss	1,965	(1,010)
Other	2,419	(143)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	20,319	(3,098)
Inventories	(1,845)	(391)
Prepaid expenses and other assets	(2,305)	439
Accounts payable	(2,357)	(261)
Accrued expenses and other liabilities	3,069	(2,465)
Income taxes payable	(328)	2,537
Net cash provided by operating activities	41,791	40,476
Cash flows from investing activities
Purchase of property, plant and equipment	(10,676)	(17,275)
Purchase of intangible assets	(311)	(704)
Acquisition of business, net of cash acquired	—	(4,822)
Proceeds from sale of equipment	429	1,173
Net cash used in investing activities	(10,558)	(21,628)
Cash flows from financing activities
Repayment of finance lease obligations	(3,078)	(3,338)
Proceeds from borrowings of long-term debt	2,245	684
Repayment of long-term debt	(4,334)	(5,189)
Proceeds from revolver	27,250	20,500
Repayment of revolver	(44,000)	(38,500)
Payment of financing costs	(1,497)	—
Payment of contingent consideration for business acquisitions	(1,337)	(755)
Taxes paid related to net share settlement of share-based awards	(326)	(2,955)
Proceeds from exercise of stock options	—	32
Net cash used in financing activities	(25,077)	(29,521)
Effect of exchange rate changes on cash and cash equivalents	944	(499)
Net change in cash and cash equivalents	7,100	(11,172)
Cash and cash equivalents at beginning of period	15,016	25,544
Cash and cash equivalents at end of period	$22,116	$14,372
Supplemental disclosure of cash paid
Interest	$9,061	$9,944
Income taxes, net of refunds	$1,633	$4,011
Noncash investing and financing
Equipment acquired through finance lease obligations	$1,607	$5,536

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries ("the Company") is a leading “one source” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company helps clients in the oil and gas, aerospace and defense, power generation, infrastructure, and manufacturing industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial IoT-connected digital software and monitoring solutions. The company’s core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

Recent Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus (COVID-19) as a pandemic, which continues to infect the population throughout the United States and most other parts of the world. The COVID-19 pandemic has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. In addition, oil prices have dropped significantly, and airline traffic has experienced a significant decline. In response to various factors surrounding the COVID-19 pandemic and, in the case of the oil and gas market, other macroeconomic events, companies within the oil and gas and aerospace industries (including our customers) have reduced spending and/or slowed down (or temporarily ceased) production. This, in turn, resulted in decreases in awards of new contracts or adjustments, reductions, suspensions or cancellations of existing contracts.

The COVID-19 pandemic, significant volatility in oil prices and decreased traffic in the aerospace industry have adversely affected the Company's workforce and operations, as well as the operations of the Company's customers, suppliers and contractors. These negative factors have also resulted in significant volatility and uncertainty in the markets in which the Company operates. To successfully navigate through this unprecedented period, the Company continues to focus on the following key priorities:

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

While the Company cannot fully assess the impact that the factors discussed above will have on its operations at this time, there are certain impacts that the Company has identified:

•The financial market volatility that resulted from COVID-19 and the volatility in oil prices required the Company to reassess the goodwill it had recorded related to various prior acquisitions under the guidance of ASC 350 during the

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
first quarter of 2020. The Company determined that the fair values of various reporting units were less than their carrying values (including goodwill). As a result, the Company recorded an impairment charge related to goodwill of approximately $77.1 million during the three months ended March 31, 2020. See Note 8-Goodwill.
•These same events required the Company to reassess the tangible and intangible assets recorded under the guidance of ASC 360 during the first quarter of 2020. The Company determined that the fair values of certain asset groups were less than their carrying values (excluding goodwill). As a result, the Company recorded impairment charges related to intangible assets of approximately $28.8 million and a right-of-use asset of approximately $0.2 million during the three months ended March 31, 2020. See Note 9-Intangible Assets and Note 13-Leases.

To respond to the economic downturn resulting from the factors discussed above, in March 2020 the Company initiated a cost reduction and efficiency program. As part of this program, named executive officers of the Company took voluntarily temporary salary reductions ranging from 25% to 45% of their base salary. In addition, the Company instituted a reduction for certain other salaried employees, at lower percentages, and suspended the Company's voluntary match under the Company sponsored savings plans for its U.S. and Canadian employees. These reductions became effective at the beginning of the second quarter of 2020 and, except for the salary reductions for certain lower salaried employees, continued through the end of the third quarter of 2020. In addition, the Company’s non-employee directors voluntarily agreed to a $3,750 reduction in their second and third quarter 2020 director's fee payments. Beginning in the fourth quarter of 2020, all salary and director fee reductions were removed and pay levels were returned to first quarter levels, though certain other cost reduction measures have remained in place.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company will continue to monitor market conditions and respond accordingly.

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

The Company follows guidance on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the VIE’s economic performance, including powers granted to the VIE’s program manager, powers contained in the VIE governing board and, to a certain extent, a company’s economic interest in the VIE. The Company analyzes its joint ventures and classifies them as either:
•a VIE that must be consolidated because the Company is the primary beneficiary, or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or
•a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

As part of the above analysis, if it is determined that the Company has the power to direct the activities that most significantly impact the joint venture’s economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.

The Company became the primary beneficiary in July 2020 of a VIE in which the Company has a 49% interest in a limited partnership, and a 49% shareholder in the corporate general partner of the limited partnership. The Company consolidated the financial statements of the VIE with the financial statements of the Company. As of and the for the three months ended September 30, 2020, the VIE had no assets nor did it have any revenue. The Company is the primary sub-contractor of the VIE.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated VIE. For subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Customers

For each of the nine months ended September 30, 2020 and 2019, no customer represented 10% or more of the Company's revenue.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of a deferred income tax asset will not be realized. Financial accounting standards prescribe a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. These standards also provide guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. Interest and penalties related to unrecognized tax positions are recognized as incurred within “provision for income taxes” in the Consolidated Statements of Income (Loss). ASC 740-270, Income Taxes-Interim Reporting, requires the Company to use an estimated annual effective tax rate (EAETR) for calculating its tax provision for interim periods. At each interim period, the Company is required, with certain exceptions and limitations, to estimate its forecasted worldwide EAETR, which is applied to the Company's year-to-date consolidated ordinary income or loss resulting in the year-to-date income tax provision before considering items not included in ordinary income or loss. The tax effects of events or transactions not considered to represent ordinary income or loss are accounted for discretely in the interim period and are not included in the determination of the EAETR.

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

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of September 30, 2020, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
be realized. As part of the Company's analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of the Company's deferred tax assets that may be realized in the future.

The Company’s effective income tax rate was approximately 26% and 61% for the three months ended September 30, 2020 and 2019, respectively. The Company’s effective income tax rate was approximately 14% and 55% for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax rate for the third quarter of 2020 was greater than the statutory rate due to the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences offset by the favorable impact of the CARES act. The effective income tax rate for the first nine-months of 2020 was lower than the statutory rate primarily due to impairments for which the Company will not realize income tax benefits, partially offset by income tax benefits of the CARES Act. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of the Company's estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit. The Company projects that the income tax effects of the CARES Act will result in additional income tax benefit recognized throughout the 2020 tax year and a cash refund in 2021 of taxes paid in prior years. The effective income tax rate for the three and nine months ended September 30, 2019 was higher than the statutory rate due to the impact of discrete items, the global intangible low-taxed income (GILTI), executive compensation, other provisions resulting from the December 22, 2017 passage of the Tax Cuts and Jobs Act and foreign tax rates different than statutory rates in the U.S.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$72,195	$9,749	$51	$—	$81,995
Aerospace & Defense	10,904	3,676	72	—	14,652
Industrials	12,209	5,261	442	—	17,912
Power generation & Transmission	9,053	2,054	390	—	11,497
Other Process Industries	6,023	2,373	85	—	8,481
Infrastructure, Research & Engineering	5,309	2,245	1,223	—	8,777
Other	4,028	1,119	1,669	(2,236)	4,580
Total	$119,721	$26,477	$3,932	$(2,236)	$147,894

Three Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$100,927	$11,561	$71	$—	$112,559
Aerospace & Defense	12,420	9,626	438	—	22,484
Industrials	15,612	5,453	506	—	21,571
Power generation & Transmission	7,215	3,462	461	—	11,138
Other Process Industries	6,942	2,674	304	—	9,920
Infrastructure, Research & Engineering	4,205	1,964	2,964	—	9,133
Other	5,251	2,310	777	(2,951)	5,387
Total	$152,572	$37,050	$5,521	$(2,951)	$192,192

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$214,773	$26,192	$214	$—	$241,179
Aerospace & Defense	39,804	14,686	370	—	54,860
Industrials	35,374	13,997	1,349	—	50,720
Power generation & Transmission	21,800	4,958	1,888	—	28,646
Other Process Industries	17,026	7,103	162	—	24,291
Infrastructure, Research & Engineering	12,820	6,726	3,683	—	23,229
Other	7,674	3,225	3,080	(5,110)	8,869
Total	$349,271	$76,887	$10,746	$(5,110)	$431,794

Nine Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
Oil & Gas	$301,696	$33,033	$551	$—	$335,280
Aerospace & Defense	38,725	31,783	1,060	—	71,568
Industrials	51,373	15,987	1,585	—	68,945
Power generation & Transmission	21,829	7,383	2,328	—	31,540
Other Process Industries	19,644	7,420	376	—	27,440
Infrastructure, Research & Engineering	9,601	7,214	4,869	—	21,684
Other	11,211	6,482	2,453	(7,008)	13,138
Total	$454,079	$109,302	$13,222	$(7,008)	$569,595

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
United States	$100,586	$193	$1,538	$(912)	$101,405
Other Americas	18,767	1,100	75	(124)	19,818
Europe	350	24,790	1,002	(1,088)	25,054
Asia-Pacific	18	394	1,317	(112)	1,617
Total	$119,721	$26,477	$3,932	$(2,236)	$147,894

Three Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
United States	123,585	$128	$3,780	$(1,084)	$126,409
Other Americas	26,981	1,842	72	32	28,927
Europe	1,157	31,817	513	(1,844)	31,643
Asia-Pacific	849	3,263	1,156	(55)	5,213
Total	$152,572	$37,050	$5,521	$(2,951)	$192,192

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
United States	$298,372	$507	$5,150	$(2,433)	$301,596
Other Americas	49,548	3,564	425	(370)	53,167
Europe	721	71,056	1,930	(2,129)	71,578
Asia-Pacific	630	1,760	3,241	(178)	5,453
Total	$349,271	$76,887	$10,746	$(5,110)	$431,794

Nine Months Ended September 30, 2019	Services	International	Products	Corp/Elim	Total
United States	$368,600	$461	$8,727	$(3,638)	$374,150
Other Americas	82,494	5,757	209	(232)	88,228
Europe	1,855	97,098	1,370	(3,079)	97,244
Asia-Pacific	1,130	5,986	2,916	(59)	9,973
Total	$454,079	$109,302	$13,222	$(7,008)	$569,595

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Condensed Consolidated Balance Sheets. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the Condensed Consolidated Balance Sheets at the end of each reporting period within accounts receivable, net or accrued expenses and other current liabilities.

Revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in the contract liability balance at the beginning of such year was $4.4 million and $3.4 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company has elected to utilize a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

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

Stock Options

For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any share-based compensation expense related to stock option awards, as all outstanding stock options awards were then already fully vested. No unrecognized compensation costs remained related to stock option awards as of September 30, 2020.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2020 and September 30, 2019:

	Nine months ended September 30,
	2020		2019
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	2,105	$13.47
Granted	—	$—	—	$—
Exercised	—	$—	(2,093)	$13.45
Expired or forfeited	—	$—	(7)	$10.00
Outstanding at end of period:	5	$22.35	5	$22.35

Restricted Stock Unit Awards

For the three months ended September 30, 2020 and September 30, 2019, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.2 million and $3.0 million, respectively. As of September 30, 2020, there was $5.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.4 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2020	2019
Restricted stock awards vested	183	148
Fair value of awards vested	$719	$2,168

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Nine months ended September 30,
	2020	2019
Awards issued	68	30
Grant date fair value of awards issued	$326	$450

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Nine months ended September 30,
	2020		2019
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	559	$16.92	443	$20.55
Granted	557	$3.77	334	$14.04
Released	(183)	$18.44	(148)	$20.17
Forfeited	(32)	$9.87	(36)	$18.38
Outstanding at end of period:	901	$8.72	593	$17.08

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

A summary of the Company's PRSU activity is as follows:

	Nine months ended September 30,
	2020		2019
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	260	$16.77	277	$17.80
Granted	292	$3.68	190	$13.63
Performance condition adjustments	(145)	$3.54	(36)	$14.06
Released	(78)	$15.43	(77)	$15.86
Forfeited	—	$—	—	$—
Outstanding at end of period:	329	$11.09	354	$16.45

During the nine months ended September 30, 2020 and September 30, 2019, the Compensation Committee approved the final calculation of the award metrics for calendar year 2019 and calendar year 2018, respectively. As a result, the calendar year 2019 PRSUs increased by approximately 1,000 units and the calendar year 2018 PRSUs decreased by approximately 3,000 units. Calendar year 2020 PRSUs decreased by 146,000 units during the nine months ended September 30, 2020 based on forecasted results for calendar year 2020. Calendar year 2019 PRSUs decreased approximately 33,000 units during the nine months ended September 30, 2019 based on forecasted results for calendar year 2019.

For the three months ended September 30, 2020 and September 30, 2019, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.8 million and $1.2 million, respectively. At September 30, 2020, there was $1.3 million of total unrecognized compensation costs related to approximately 329,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$1,523	$3,093	$(99,642)	$5,231
Denominator:
Weighted-average common shares outstanding	29,177	28,800	29,086	28,678
Basic earnings (loss) per share	$0.05	$0.11	$(3.43)	$0.18

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$1,523	$3,093	$(99,642)	$5,231
Denominator:
Weighted-average common shares outstanding	29,177	28,800	29,086	28,678
Dilutive effect of stock options outstanding	—	129	—	147
Dilutive effect of restricted stock units outstanding(1)	134	227	—	197
	29,311	29,156	29,086	29,022
Diluted earnings (loss) per share	$0.05	$0.11	$(3.43)	$0.18
_______________
(1) For the nine months ended September 30, 2020, 213 thousand shares related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions and Dispositions

Acquisitions

The Company did not complete any acquisitions during the nine months ended September 30, 2020. During September 2019, the Company completed one acquisition that provides pipeline integrity management software and services to energy transportation companies. The Company acquired all the equity interest of the acquiree in exchange for aggregate consideration of $4.4 million in cash, contingent consideration of up to $4.3 million to be earned based upon the acquired business achieving specific performance metrics over the initial three years of operations from the acquisition date and working capital adjustments. The goodwill recorded is primarily attributable to expected synergies and is generally deductible for tax purposes. The Company accounted for this transaction in accordance with the acquisition method of accounting for business combinations.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table summarizes the final fair value of the assets acquired and liabilities assumed, the Company's allocation of purchase price and any subsequent adjustments made for the September 2019 acquisition:

Cash paid	$4,380
Working capital adjustments	(152)
Fair value of contingent consideration	1,342
Total consideration	$5,570

Current net assets	$142
Other assets	34
Property, plant and equipment	65
Intangibles	3,594
Goodwill	1,735
Net assets acquired	$5,570

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Due diligence, professional fees and other transaction costs	$—	$93	$—	$433
Adjustments to fair value of contingent consideration liabilities	709	(125)	186	537
Acquisition-related expense, net	$709	$(32)	$186	$970

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019

Trade accounts receivable	$122,515	$144,282
Allowance for doubtful accounts	(8,425)	(8,285)
Accounts receivable, net	$114,090	$135,997

The Company had $20.5 million and $22.2 million of unbilled revenue accrued as of September 30, 2020 and December 31, 2019, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of September 30, 2020, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking its damages. Accordingly, the Company recorded a reserve of $0.3 million during the three months ended September 30, 2019 and $1.1 million during the three months ended December 31, 2019 for these past due receivables. The status of this situation has not changed during 2020. See Note 14-Commitments and Contingencies for additional details.

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

7.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2020	December 31, 2019

Land		$2,694	$2,672
Buildings and improvements	30-40	25,114	24,537
Office furniture and equipment	5-8	19,924	17,227
Machinery and equipment	5-7	231,890	225,974
		279,622	270,410
Accumulated depreciation and amortization		(187,851)	(171,803)
Property, plant and equipment, net		$91,771	$98,607

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was approximately $6.2 million and $5.8 million, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $18.3 million and $18.0 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2019	$247,215	$35,195	$—	$282,410
Goodwill acquired during the period	—	—	—	—
Impairment charges	(57,227)	(19,862)	—	(77,089)
Adjustments to preliminary purchase price allocations	200	—	—	200
Foreign currency translation	(3,735)	(163)	—	(3,898)
Balance at September 30, 2020	$186,453	$15,170	$—	$201,623

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During the first quarter of 2020, the Company’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of the Company’s peer group, and the overall U.S. stock market also declined significantly amid market volatility. In addition, oil prices had dropped significantly. These declines were driven in large part by the uncertainty surrounding the COVID-19 pandemic and other macroeconomic events such as the geopolitical tensions between OPEC and Russia. Based on these factors, the Company concluded that multiple triggering events occurred and, accordingly, an interim quantitative goodwill impairment test was performed as of the testing date for each reporting unit as of March 31, 2020 (“testing date”). During the first quarter of 2020, the Company also performed an analysis to determine any impairment of long-lived assets (see Note 9-Intangible Assets) based on the triggering events noted above.

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which included $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2020. Subsequent to March 31, 2020 through September 30, 2020, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company's cumulative goodwill impairment as of September 30, 2020 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment. The Company's cumulative goodwill impairment as of December 31, 2019 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2020				December 31, 2019
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$114,174	$(72,796)	$(2,206)	$39,172	$113,861	$(67,853)	$46,008
Software/Technology	3-15	75,739	(22,323)	(25,874)	27,542	77,914	(18,756)	59,158
Covenants not to compete	2-5	12,735	(11,990)	(212)	533	12,795	(11,630)	1,165
Other	2-12	10,950	(8,306)	(502)	2,142	10,813	(7,607)	3,206
Total		$213,598	$(115,415)	$(28,794)	$69,389	$215,383	$(105,846)	$109,537

As described in Note 8-Goodwill, during the first quarter of 2020, there were negative market indicators that were determined to be triggering events indicating a potential impairment of certain long-lived assets within asset groups in the Services, International, Products and Corporate segments. The asset groups are groupings of assets and liabilities determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability testing indicated that certain intangible assets and right of use assets (See Note 13-Leases) were potentially impaired. For asset groups that required an impairment measurement, similar to the valuations performed to determine the goodwill impairment, the Company used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an aggregate impairment charge of $28.8 million, which included $25.9 million to software/technology, $2.2 million to customer relationships, $0.5 million to other intangibles and $0.2 million to covenants not to compete, all of which are in the Services reporting unit within the Services segment and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2020.

Amortization expense for the three months ended September 30, 2020 and 2019 was approximately $2.6 million and $3.4 million, respectively.

Amortization expense for the nine months ended September 30, 2020 and 2019 was $8.5 million and $10.5 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019

Accrued salaries, wages and related employee benefits	$28,612	$30,072
Contingent consideration, current portion	1,971	2,614
Accrued workers’ compensation and health benefits	4,803	4,467
Deferred revenue	5,982	5,860
Pension accrual	2,519	2,519
Right-of-use liability - operating	9,944	10,133
Other accrued expenses	24,584	25,724
Total	$78,415	$81,389

11.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019

Senior credit facility	$135,430	$151,773
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.1 million	90,973	94,919
Other	10,103	8,021
Total debt	236,506	254,713
Less: Current portion	(9,889)	(6,593)
Long-term debt, net of current portion	$226,617	$248,120

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

On May 15, 2020, the Company entered into the Third Amendment (the “Amendment”) to the Credit Agreement. The amendment was needed because the Company determined that as a result of the uncertain impact of the COVID-19 pandemic and the significant drop in oil prices, it would not meet the then existing financial covenants in the Credit Agreement for upcoming quarters. Accordingly, the Amendment modified the financial covenants to provide for: i) elimination of the Funded Debt Leverage Ratio (as defined in the Credit Agreement) for the quarters ended June 30 and September 30, 2020 and increased the Funded Debt Leverage ratio to no greater than 5.25 to 1 beginning for the quarter ending December 31, 2020 and decreasing each successive quarter to no greater than 3.50 to 1 for the quarter ended September 30, 2021, and all quarterly periods thereafter; ii) an elimination of the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement for the quarters ended June 30, September 30 and December 31, 2020), a decrease to 1.0 to 1 for the quarter ending March 31, 2021 and returning to 1.25 to 1 for the quarter ending June 30, 2021 and thereafter; iii) the addition of a minimum EBITDA covenant requiring $3.44 million for the three months ending June 30, 2020, $24.25 million for the six months ending September 30, 2020, and $38.55 million for the nine months ending December 31, 2020, with no requirement thereafter; and iv) the addition of a minimum Liquidity (as defined in the Amendment) covenant of not less than $20.0 million at all times through September 30, 2020 and ceasing thereafter. In addition, the Amendment set a LIBOR floor of 1.0% applicable to all LIBOR loans, and increased the LIBOR margin range to 1.50% to 4.15%, in addition to certain other modifications of the Credit Agreement. The Amendment also requires that the Company promptly prepay the outstanding amount under the revolving credit facility in an amount equal to the difference between (a) the aggregate sum of cash and cash equivalents of the Company and its subsidiaries

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
held in the United States minus (b) $10.0 million if, for a period of two (2) consecutive business days, (i) the outstanding amount under the revolving credit facility exceeds $75.0 million and (ii) the sum of such cash and cash equivalents exceeds $10.0 million.

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

As of September 30, 2020, the Company had borrowings of $226.4 million and a total of $4.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.2 million as of September 30, 2020, which is included in Other Assets on the Condensed Consolidated Balance Sheets. The Amendment reduced the Company's total available loan capacity, amongst other things, and as a result, the Company expensed approximately $0.6 million in capitalized debt issuance costs during the second quarter of 2020, which was included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income (Loss).

As of September 30, 2020, the Company was in compliance with the terms of the Credit Agreement, as amended, and will continuously monitor its compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable, based on the amended covenants, that the Company will be able to comply with the financial covenants in the Credit Agreement as modified by the Amendment and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company's other debt includes local bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2020, there was an aggregate of approximately $10.1 million outstanding, payable at various times through 2030. Monthly payments range from $1 thousand to $17 thousand and interest rates range from 0.4% to 3.5%.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Nine months ended September 30,
	2020	2019
Beginning balance	$3,216	$2,365
Acquisitions	200	1,081
Payments	(1,337)	(755)
Accretion of liability	33	85
Revaluation	153	452
Foreign currency translation	(23)	50
Ending balance	$2,242	$3,278

Financial instruments not measured at fair value on a recurring basis

The Company has evaluated current market conditions and borrower credit quality and has determined that the carrying value of its long-term debt approximates fair value. The fair value of the Company’s notes payable and finance lease obligations approximates their carrying amounts based on anticipated interest rates which management believes would currently be available to the Company for similar issuances of debt.

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
The Company’s Condensed Consolidated Balance Sheets includes the following related to operating leases:

Leases	Classification	September 30, 2020	December 31, 2019
Assets
ROU assets	Other Assets	$45,497	$45,817

Liabilities
ROU - current	Accrued and other current liabilities	$9,944	$10,133
ROU liability - long-term	Other liabilities	36,821	36,750
Total ROU liabilities		$46,765	$46,883

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $4.0 million and $4.5 million as of September 30, 2020 and December 31, 2019, respectively. Total rent payments for this facility were approximately $0.1 million and $0.2 million for the three months

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
ended September 30, 2020 and September 30, 2019, respectively. Total rent payments for this facility were approximately $0.5 million and $0.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. An agreement was reached with the related party to reduce rental payments by 20% and defer payments for 90 days for the lease of the Company’s headquarters, starting in June 2020 through December 2020 as part of COVID-19 related vendor concessions.

The total ROU assets attributable to finance leases were approximately $16.0 million and $19.2 million as of September 30, 2020 and December 31, 2019, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

As described in Note 9-Intangible Assets, the Company performed an analysis to determine whether there was any impairment of long-lived assets, which included the ROU assets, within the Services, International, and Products and Systems operating segments as well as Corporate. The result of the analysis was a $0.2 million impairment of a ROU asset in an asset group within the Services segment which is included in Impairment charges on the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2020.
The components of lease costs were as follows:

		Three months ended September 30,		Nine months ended September 30,
	Classification	2020	2019	2020	2019
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,081	$1,205	$3,495	$3,605
Interest on lease liabilities	Interest expense	207	194	650	578
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,341	3,230	9,970	9,453
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	11	12	60	18
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	(4)	282	441	828
Total		$4,636	$4,923	$14,616	$14,482

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Additional information related to leases was as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$3,078	$3,338
Finance - operating cash flows	$650	$578
Operating - operating cash flows	$9,819	$9,361
ROU assets obtained in the exchange for lease liabilities
Finance leases	$1,607	$5,536
Operating leases	$6,919	$12,766
Weighted-average remaining lease term (in years)
Finance leases	5.9	6.0
Operating leases	5.9	6.1
Weighted-average discount rate
Finance leases	5.8%	6.2%
Operating leases	5.8%	6.0%

Maturities of lease liabilities as of September 30, 2020 were as follows:

	Finance	Operating
Remainder of 2020	$2,034	$3,316
2021	4,621	11,889
2022	3,776	9,818
2023	2,897	8,284
2024	1,971	6,578
Thereafter	1,159	16,084
Total	16,458	55,969
Less: Present value discount	(1,516)	(9,204)
Lease liability	$14,942	$46,765

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of September 30, 2020, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of over 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company has filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. The Company recorded a full reserve in the amount of $1.4 million during the second half of 2019 for these past due receivables. See Note 6–Accounts Receivable, net.

Pension Related Contingencies

The workforce of certain of the Company’s subsidiaries are unionized and the terms of employment for these workers are governed by collective bargaining agreements, or CBAs. Under these CBAs, the Company’s subsidiaries are required to contribute to the national pension funds for the unions representing these employees, which are multi-employer pension plans. The Company was notified that a significant project was awarded to another contractor in January 2018, and as a result, one of the Company’s subsidiaries experienced a significant reduction in the number of its employees covered by one of the CBAs. Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability. Therefore, the Company determined that it is probable that its subsidiary would incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during 2018 and $0.8 million during 2019 for this potential withdrawal liability. The Company’s subsidiary reached an agreement with one of the pension funds in September 2019 and made a final payment of $0.9 million in complete satisfaction of the withdrawal liability of the subsidiary. Excluding the settlement payment, the Company made monthly payments totaling $3.3 million through the time of the final settlement payment, for total payments of $4.2 million. The balance of the estimated total amount of this potential liability as of September 30, 2020 is approximately $2.5 million.

Severance and labor disputes

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority. Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it would not renew several of these leasing services contracts when they expired beginning in 2019. Due to the limit on the length of service allowed under the German Labor Lease Act, employees are being transitioned off the customer contracts. The German subsidiary has terminated, or will terminate, some these employees, creating a severance obligation to the terminated employees, and has transitioned, or will transition other employees to the Company's other customers. During December 2019, the Company executed an agreement to sell the rights of certain customer contracts for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of September 30, 2020, the Company has approximately $0.3 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.3 million of estimated obligations is net of $0.4 million in payments made and $0.9 million in reversals due to employees being transitioned to customer contracts.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of September 30, 2020, total potential acquisition-related contingent consideration ranged from zero to approximately $4.3 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 2.0 years.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.3 million is remaining as of September 30, 2020. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Services	$119,721	$152,572	$349,271	$454,079
International	26,477	37,050	76,887	109,302
Products and Systems	3,932	5,521	10,746	13,222
Corporate and eliminations	(2,236)	(2,951)	(5,110)	(7,008)
	$147,894	$192,192	$431,794	$569,595

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross profit
Services	$37,603	$43,330	$103,780	$127,903
International	8,197	11,695	21,612	33,113
Products and Systems	1,628	2,739	3,834	5,803
Corporate and eliminations	(44)	5	(40)	(105)
	$47,384	$57,769	$129,186	$166,714

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income (loss) from operations
Services	$13,599	$15,757	$(57,058)	$40,715
International	(66)	2,921	(22,422)	5,155
Products and Systems	(160)	509	(1,936)	(1,224)
Corporate and eliminations	(7,631)	(8,408)	(24,453)	(22,844)
	$5,742	$10,779	$(105,869)	$21,802

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depreciation and amortization
Services	$6,315	$6,882	$19,601	$21,360
International	2,216	2,027	6,433	6,158
Products and Systems	248	312	756	901
Corporate and eliminations	(17)	50	(31)	121
	$8,762	$9,271	$26,759	$28,540

	September 30, 2020	December 31, 2019
Intangible assets, net
Services	$59,397	$98,284
International	8,748	9,814
Products and Systems	1,101	1,181
Corporate and eliminations	143	258
	$69,389	$109,537

	September 30, 2020	December 31, 2019
Total assets
Services	$416,532	$537,518
International	127,381	153,380
Products and Systems	14,273	16,028
Corporate and eliminations	22,589	12,952
	$580,775	$719,878

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Refer to Note 2–Revenue, for revenue by geographic area for the three and nine months ended September 30, 2020 and September 30, 2019.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2020 and September 30, 2019. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020 (“2019 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

Overview

The Company is a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.
Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company leads clients in the oil and gas, aerospace and defense, power generation, infrastructure, and manufacturing industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial IoT-connected digital software and monitoring solutions. The company’s core capabilities also

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include oil and gas (downstream, midstream, upstream and petrochemical), commercial aerospace and defense, power generation (fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, transportation, primary metals and metalworking and research and engineering institutions.

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

Recent Developments

In March 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus (COVID-19) as a pandemic, which continues to infect the population throughout the United States and most other parts of the world. The COVID-19 pandemic has caused significant volatility in domestic and international markets. There is on-going uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. In addition, oil prices have dropped significantly, and airline traffic has experienced a significant decline. In response to various factors surrounding the COVID-19 pandemic and, in the case of the oil and gas market, other macroeconomic events, companies within the oil and gas and aerospace industries (including our customers) have reduced spending and/or slowed down (or temporarily ceased) production. This, in turn, resulted in decreases in awards of new contracts or adjustments, reductions, suspensions or cancellations of existing contracts.

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

While we cannot fully assess the impact that the COVID-19 pandemic or the significant volatility in oil prices will continue to have on our operations at this time, there are certain impacts that we have identified:

•The financial market volatility that resulted from COVID-19 and the drop in oil prices required that we reassess the goodwill we had recorded related to various prior acquisitions under the guidance of ASC 350 during the first quarter of 2020. We determined that the fair values of various reporting units were less than their carrying values (including goodwill). As a result, we recorded an impairment charge related to goodwill of approximately $77.1 million during the first quarter of 2020. See Note 8-Goodwill in the Unaudited Condensed Consolidated Financial Statements.
•These same events required that we reassess the tangible and intangible assets recorded under the guidance of ASC 360 during the first quarter of 2020. We determined that the fair values of certain asset groups were less than their carrying values (excluding goodwill). As a result, we recorded impairment charges related to intangible assets of approximately $28.8 million and a right-of-use asset of approximately $0.2 million during the first quarter of 2020. See Note 9-Intangible Assets and Note 13-Leases in the Unaudited Condensed Consolidated Financial Statements.

To respond to the economic downturn resulting from the factors discussed above, in March 2020 we initiated a cost reduction and efficiency program. As part of this program, our named executive officers took voluntarily temporary salary reductions ranging from 25% to 45% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under our sponsored savings plans for our U.S. and Canadian employees. These reductions became effective at the beginning of the second quarter of 2020 and, except for the salary reductions for certain lower salaried employees, continued through the end of the third quarter of 2020. In addition, our non-employee directors voluntarily agreed to a $3,750 reduction in their second and third quarter 2020 director's fee payments. Beginning in the fourth quarter of 2020, all salary and director fees reductions were removed and pay levels were returned to first quarter levels, though certain other cost reduction measures have remained in place.

We are currently unable to predict with certainty the overall impact that the COVID-19 pandemic and volatility in oil prices may have on our business, results of operations, liquidity or in other ways which we cannot yet determine. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2019 Annual Report.

Note About Non-GAAP Measures

In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) before special items” is used for each of our three segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This non-GAAP measure excludes from the GAAP measure "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses "Income (loss) before special items" for each of our three segments, the Corporate segment and the Total Company as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations.

We believe investors and other users of our financial statements benefit from the presentation of "Income (loss) before special items" for each of our three segments, the Corporate segment and the Total Company in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies.

Results of Operations

Condensed consolidated results of operations for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$147,894	$192,192	$431,794	$569,595
Gross profit	47,384	57,769	129,186	166,714
Gross profit as a % of Revenue	32.0%	30.1%	29.9%	29.3%
Income (loss) from operations	5,742	10,779	(105,869)	21,802
Income (loss) from Operations as a % of Revenue	3.9%	5.6%	(24.5)%	3.8%
Income (loss) before provision (benefit) for income taxes	2,097	7,820	(115,279)	11,737
Net income (loss)	1,553	3,087	(99,634)	5,244
Net income (loss) attributable to Mistras Group, Inc.	$1,523	$3,093	$(99,642)	$5,231

Revenue

Revenue was $147.9 million for the three months ended September 30, 2020, a decrease of $44.3 million, or 23.0%, compared with the three months ended September 30, 2019. Revenue for the nine months ended September 30, 2020 was $431.8 million, a decrease of $137.8 million, or 24.2%, compared with the nine months ended September 30, 2019.

Revenue by segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Services	$119,721	$152,572	$349,271	$454,079
International	26,477	37,050	76,887	109,302
Products and Systems	3,932	5,521	10,746	13,222
Corporate and eliminations	(2,236)	(2,951)	(5,110)	(7,008)
	$147,894	$192,192	$431,794	$569,595

Three Months

In the three months ended September 30, 2020, total revenue decreased 23.0% versus the prior year comparable period due predominantly to a double-digit organic decline offset by low single-digit favorable impact of foreign exchange rates and acquisition growth. The decrease in revenue across all our segments was primarily the result of the impact of COVID-19, which disrupted the timing of projects or purchases for many of our customers. Services segment revenue decreased 21.5%, driven predominantly by a double-digit organic decline and, to a lesser extent, low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. International segment revenue decreased 28.5%, due predominantly to the organic decline partially offset by low single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 28.8%, due to organic decline.

Oil and gas customer revenue comprised approximately 55% and 59% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Aerospace and defense customer revenue comprised approximately 10% and 12% of total revenue for the three months ended September 30, 2020 and 2019, respectively. The Company’s top ten customers comprised

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

approximately 29% of total revenue for the three months ended September 30, 2020, as compared to 34% for the three months ended September 30, 2019, with no customer accounting for 10% or more of total revenue in either three-month period.

Nine Months

In the nine months ended September 30, 2020, total revenue decreased 24.2% versus the prior year comparable period due predominantly to a double-digit organic decline and, to a lesser extent, low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. The decrease in revenue across all our segments was primarily the result of the impact of COVID-19, which disrupted the timing of projects or deferral of purchases for many of our customers. Services segment revenue decreased 23.1%, driven predominantly by a double-digit organic decline and, to a lesser extent, low single-digit unfavorable impact of foreign exchange rates, partially offset by low single-digit acquisition growth. International segment revenue decreased 29.7%, due predominantly to the organic decline and, to a lesser extent, low single-digit unfavorable impact of foreign exchange rate. Products and Systems segment revenue decreased by 18.7%, due to the organic decline.

Oil and gas customer revenue comprised approximately 56% and 59% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. Aerospace and defense customer revenue comprised approximately 13% and 13% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. The Company’s top ten customers comprised approximately 30% of total revenue for the nine months ended September 30, 2020, as compared to 35% for the nine months ended September 30, 2019, with no customer accounting for 10% or more of total revenue in either nine-month period.

Gross Profit

Gross profit decreased by $10.4 million, or 18.0%, in the three months ended September 30, 2020 versus the prior year comparable period, on a decrease in revenue of 23.0%. Gross profit decreased by $37.5 million, or 22.5%, in the nine months ended September 30, 2020, on a decrease in sales of 24.2%.

Gross profit by segment for the three and nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross profit
Services	$37,603	$43,330	$103,780	$127,903
% of segment revenue	31.4%	28.4%	29.7%	28.2%
International	8,197	11,695	21,612	33,113
% of segment revenue	31.0%	31.6%	28.1%	30.3%
Products and Systems	1,628	2,739	3,834	5,803
% of segment revenue	41.4%	49.6%	35.7%	43.9%
Corporate and eliminations	(44)	5	(40)	(105)
	$47,384	$57,769	$129,186	$166,714
% of total revenue	32.0%	30.1%	29.9%	29.3%

Three Months

Gross profit margin was 32.0% and 30.1% for the three-month periods ended September 30, 2020 and 2019, respectively. COVID-19, the significant drop in oil prices and a decrease in aerospace production have had a significant unfavorable impact on sales volume; however, gross profit margin improved due primarily to better employee utilization and, to a lesser extent, the favorable impact of mix of sales. Services segment gross profit margins had a year-on-year increase of 300 basis points to 31.4% during the three months ended September 30, 2020, due primarily to better employee utilization, favorable mix of sales on lower sales volume and Canadian wage subsidies. International segment gross margins had a year-on-year decline of 60 basis points to 31.0% during the three months ended September 30, 2020, due primarily to reduced volumes and unfavorable sales mix. Products and Systems segment gross margin had a year-on-year decrease of 820 basis points to 41.4% during the three months ended September 30, 2020 due to unfavorable sales mix.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Nine Months

Gross profit margin was 29.9% and 29.3% for the nine months ended September 30, 2020 and 2019, respectively. Services segment gross profit margins had a year-on-year increase of 150 basis points to 29.7% in the nine months ended September 30, 2020, due primarily to better employee utilization, favorable mix of sales on lower sales volume and Canadian wage subsidies. International segment gross margins had a year-on-year decline of 220 basis points to 28.1% in the nine months ended September 30, 2020 due to lower levels of employee utilization and sales mix. Products and Systems segment gross margin had a year-on-year decline of 820 basis points to 35.7% in the nine months ended September 30, 2020, due to unfavorable sales volume and mix.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating Expenses
Selling, general and administrative expenses	$37,473	$42,328	$116,638	$126,014
Bad debt provision for troubled customers, net of recoveries	—	—	—	2,798
Impairment charges	—	—	106,062	—
Pension withdrawal expense	—	(45)	—	489
Research and engineering	638	650	2,170	2,261
Depreciation and amortization	3,182	4,089	10,359	12,380
Legal settlement	(360)	—	(360)	—
Acquisition-related expense (benefit), net	709	(32)	186	970

Three Months

Operating expenses decreased $5.3 million, or 11%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due predominantly to the Company's cost reduction and efficiency program initiated during the first quarter of 2020 in response to COVID-19 as more fully described in Recent Developments under the Overview of this section. These reductions were partially offset during the three months ended September 30, 2020 by an additional $0.2 million additive selling, general and administration expenses related to the Company’s most recent acquisition in September 2019. During the three months ended September 30, 2020, there was approximately $0.7 million additional foreign currency exchange losses as compared with the prior period due to volatility in certain foreign currencies.

Nine Months

Operating expenses increased $90.1 million, or 62%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due predominantly to impairment charges of $106.1 million in 2020 as more fully described in Note 8-Goodwill and Note 9-Intangible Assets to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Excluding the 2020 impairment charges, operating expenses decreased due to the Company's cost reduction and efficiency program initiated during the first quarter of 2020 in response to COVID-19 as more fully described in Recent Developments under the Overview of this section. Operating expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 also decreased due to lower bad debt, pension withdrawal, depreciation and amortization, and net acquisition-related expenses. These decreases in expense were partially offset by approximately $3.0 million foreign currency exchange losses during the nine months ended September 30, 2020 as compared with the prior period due to volatility in certain foreign currencies, as well as approximately an incremental $1.1 million in selling, general and administration expenses related to the Company’s most recent acquisition in September 2019.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments and for the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Services:
Income (loss) from operations (GAAP)	$13,599	$15,757	$(57,058)	$40,715
Bad debt provision for troubled customers, net of recoveries	—	—	—	2,778
Impairment charges	—	—	86,200	—
Pension withdrawal expense (benefit)	—	(45)	—	489
Reorganization and other costs	58	125	125	202
Legal settlement	(360)	—	(360)	—
Acquisition-related expense (benefit), net	709	(125)	186	577
Income before special items (non-GAAP)	$14,006	$15,712	$29,093	$44,761
International:
Income (loss) from operations (GAAP)	$(66)	$2,921	$(22,422)	$5,155
Bad debt provision for troubled customers, net of recoveries	—	—	—	20
Impairment charges	—	—	19,862	—
Reorganization and other costs	21	90	313	355
Income (loss) before special items (non-GAAP)	$(45)	$3,011	$(2,247)	$5,530
Products and Systems:
Income (loss) from operations (GAAP)	$(160)	$509	$(1,936)	$(1,224)
Reorganization and other costs	5	218	5	218
Loss before special items (non-GAAP)	$(155)	$727	$(1,931)	$(1,006)
Corporate and Eliminations:
Loss from operations (GAAP)	$(7,631)	$(8,408)	$(24,453)	$(22,844)
Loss on debt modification	—	—	645	—
Reorganization and other costs	14	44	137	104
Acquisition-related expense, net	—	93	—	393
Loss before special items (non-GAAP)	$(7,617)	$(8,271)	$(23,671)	$(22,347)
Total Company:
Income (loss) from operations (GAAP)	$5,742	$10,779	$(105,869)	$21,802
Bad debt provision for troubled customers, net of recoveries	—	—	—	2,798
Impairment charges	—	—	106,062	—
Pension withdrawal expense (benefit)	—	(45)	—	489
Reorganization and other costs	98	477	580	879
Loss on debt modification	—	—	645	—
Legal settlement	(360)	—	(360)	—
Acquisition-related expense (benefit), net	709	(32)	186	970
Income (loss) before special items (non-GAAP)	$6,189	$11,179	$1,244	$26,938

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended September 30, 2020, income (loss) from operations (GAAP) decreased $5.0 million or 47%, compared with the three months ended September 30, 2019, while income (loss) before special items (non-GAAP) decreased $5.0 million, or 45%. As a percentage of revenue, income (loss) before special items decreased by 160 basis points to 4.2% in the three months ended September 30, 2020 from 5.8% in the three months ended September 30, 2019. The COVID-19 outbreak and significant drop in oil prices has adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors. These negative factors have resulted in significant volatility and uncertainty in the markets in which we operate. We are currently unable to predict or determine the overall impact that the COVID-19 pandemic and drop in oil prices may have on our business, results of operations, or liquidity. Refer to Item 1A. Risk Factors in Part I of our 2019 Form 10-K, and the additional risk factors included in Part II, Item 1.A. of this Form 10-Q for further discussion.

Nine Months

For the nine months ended September 30, 2020, income (loss) from operations (GAAP) decreased $127.7 million, compared with the nine months ended September 30, 2019, while income (loss) before special items (non-GAAP) decreased $25.7 million, or 95%. As a percentage of revenue, income (loss) before special items decreased by 440 basis points to 0.3% in the nine months ended September 30, 2020 from 4.7% in the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the COVID-19 outbreak and significant drop in oil prices has adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors and was the primary reason for the impairment charges. These negative factors have resulted in significant volatility and uncertainty in the markets in which we operate. We are currently unable to predict or determine the overall impact that the COVID-19 pandemic and drop in oil prices may have on our business, results of operations, or liquidity. Refer to Item 1A. Risk Factors in Part I of our 2019 Form 10-K, and the additional risk factors included in Part II, Item 1.A. of this Form 10-Q for further discussion.

Interest Expense

Interest expense was approximately $3.6 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase was due to an increase in the base borrowing rate during the second quarter as a result of the May 2020 amendment to our Credit Agreement. Interest expense was approximately $9.4 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was due to lower average level of borrowings on our Credit Agreement attributable primarily to payments on borrowings for the acquisition completed during the fourth quarter of 2018, partially offset by an increase in the base borrowing rate during the second quarter as a result of the May 2020 amendment to our Credit Agreement.

Income Taxes

The Company’s effective income tax rate was approximately 26% and 61% for the three months ended September 30, 2020 and 2019, respectively. The Company's effective income tax rate was approximately 14% and 55% for the nine months ended September 30, 2020 and 2019. The effective income tax rate for the three months ended September 30, 2020 was greater than the statutory rate due to the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences offset by the favorable impact of the CARES act. The effective income tax rate for the nine months ended September 30, 2020 was lower than the statutory rate primarily due to impairments for which the Company will not realize income tax benefits, partially offset by income tax benefits of the CARES Act enacted on March 27, 2020. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of our estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit. We project that the income tax effects of the CARES Act will result in additional income tax benefit recognized throughout the 2020 tax year and a cash refund in 2021 of taxes paid in prior years. The effective income tax rate for the three and nine months ended September 30, 2019 was higher than the statutory rate due to the impact of discrete items, the global intangible low-taxed income, executive compensation, other provisions resulting from the December 22, 2017 passage of the Tax Cuts and Jobs Act and foreign tax rates different than statutory rates in the U.S.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended
	2020	2019
Net cash provided by (used in):
Operating activities	$41,791	$40,476
Investing activities	(10,558)	(21,628)
Financing activities	(25,077)	(29,521)
Effect of exchange rate changes on cash	944	(499)
Net change in cash and cash equivalents	$7,100	$(11,172)

Cash Flows from Operating Activities

During the nine months ended September 30, 2020, cash provided by operating activities was $41.8 million, representing a year-on-year increase of $1.3 million, or 3%. The increase was primarily attributable to movements in working capital.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, cash used in investing activities was $10.6 million, compared with $21.6 million in 2019. The decrease is primarily attributable to a reduction in capital expenditures to $11.0 million for the nine months ended September 30, 2020 compared with $18.0 million in the comparable 2019 period.

Cash Flows from Financing Activities

Net cash used in financing activities was $25.1 million for the nine months ended September 30, 2020, compared to net cash used of $29.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, net repayments of debt was approximately $3.7 million lower as compared to 2019. In addition, for the nine months ended September 30, 2020 we made payments of $1.3 million and $1.5 million for acquisition-related contingent consideration and financing costs, respectively offset by $2.6 million less taxes paid related to net share settlement of share-based awards.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.9 million in the nine months ended September 30, 2020, compared to a decrease of $0.5 million for the nine months ended September 30, 2019.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement are set forth in Part II, Item 7 of our 2019 Annual Report under the Section “Liquidity and Capital Resources”, as modified as described in Note 11-Long-Term Debt to the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, under the heading "Senior Credit Facility".

As of September 30, 2020, we had cash and cash equivalents totaling $22.1 million and available borrowing capacity of $35.3 million under our Credit Agreement with borrowings of $226.4 million and $4.3 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2020, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2019 Annual Report.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Off-balance Sheet Arrangements

During the nine months ended September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective, due to material weaknesses in our internal control over financial reporting processes and internal controls related to the accounting for income tax, as discussed below.

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

During the current quarter management has reviewed and enhanced the current processes and controls surrounding the preparation of the income tax provision and engaged a third party accounting firm to assist with the documentation of these enhanced processes and controls. Management is finalizing its design and documentation on quarterly process and controls and finalizing the design of annual controls. However, most controls over accounting for income taxes are annual controls, as such, the material weakness will not be considered remediated until after management has concluded through testing after year end that these controls are designed and operate effectively.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as set forth in the remediation plan described above.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14-Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2019 Annual Report, except as disclosed in such Note 14-Commitments and Contingencies.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2019 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2019 Annual Report, except for the addition of the following risk factors.

The COVID-19 pandemic has adversely affected and in future periods is expected to continue to adversely affect our business and operations.

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

The continued spread of COVID-19 may result in a decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 in our market areas. The continued spread of COVID-19 could also negatively impact the availability of our key personnel necessary to conduct our business. In addition, any significant disruption of global financial markets, reducing our ability to access capital, could negatively affect our liquidity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. While we expect the COVID-19 pandemic to have an adverse effect on our business, financial condition, liquidity, cash flow and results of operations, we are unable to predict the extent, nature or duration of these impacts at this time, although we expect such negative impacts for at least the next several quarters.

If the economic disruption caused by the COVID-19 pandemic increases in magnitude or continues longer than expected, we may have difficulty meeting the financial covenants in our credit agreement with our banks.

The Company expected that the economic disruption being caused by the COVID-19 pandemic was likely to cause our results in upcoming quarters to be less than what was required to meet the financial covenants in our then existing credit agreement with our banks. We obtained an amendment to our credit agreement which included, among other terms, modifications to the financial covenants in the credit agreement, and a reduction in our revolving line of credit from $300 million to $175 million. We believe it is probable that we will be able to meet the amended financial covenants and that sufficient credit remains available under the amended Credit Facility to meet our liquidity needs. However, due to the uncertainties and risks created by the COVID-19 pandemic, no assurance can be given that we will comply with these amended covenants, particularly if the pandemic increases in intensity or its duration is longer than expected. If we are not able to meet the financial covenants in our credit agreement in future quarters, and cannot obtain a waiver from our lenders or further amend the Credit Agreement, we will be in default, which would give the lenders the right to terminate the agreement, not allow us to borrow on our line of credit, call all of our loans to be due and payable, and exercise any other remedies available to the lenders. If we do default on our credit agreement and the lenders elect to not grant us a waiver or amendment and/or to commence exercising their remedies and we are unable to obtain other funding sources, our operations will be materially impacted and we may not be able to continue operating as a going concern. If we do obtain alternate funding sources, this alternate financing could be on substantially different and adverse terms than our existing credit agreement, materially impacting our operations and profitability, and otherwise could significantly dilute our existing shareholders and have other materially adverse effects on us and our shareholders. Likewise, any waiver and amendment to our existing credit facility could be on substantially different and adverse terms to those that currently exist, materially impacting our profitability and results of operations.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2020	—	$—	—	$—
August 31, 2020	11,144	$4.39	—	$—
September 30, 2020	—	$—	—	$—

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

Date: November 5, 2020