Form 10-K
period 2020-12-31
Mistras Group, Inc.
filed 2021-03-16
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of $3.95 on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $70.1 million.

As of March 11, 2021, the Registrant had 29,234,143 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2020. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

OUR BUSINESS

Asset Protection Industry Overview
MISTRAS Group, Inc. is a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and a decades-long legacy of industry leadership, MISTRAS leads clients in the oil and gas, aerospace and defense, power generation, civil infrastructure, and manufacturing industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, MISTRAS helps the world at large.

The company’s core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services. MISTRAS enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial IoT-connected digital software and monitoring solutions.

We offer our customers “OneSource™ for Asset Protection Solutions®” and are a leading global provider of technology-enabled asset protection solutions used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure.
Our asset protections are intended to help maximize safety and uptime of our customers' assets and facilities. These mission critical solutions enhance our customers’ ability to comply with governmental safety and environmental regulations, extend the useful life of their assets, increase productivity, minimize repair costs, manage risk and avoid catastrophic disasters.
We deliver value through a comprehensive “OneSource™” portfolio of customized solutions, utilizing a proven systematic method that creates a closed-loop lifecycle for addressing continuous asset protection and improvement.

Our specialized asset protection solutions include:
•Field Inspections
•Laboratory Quality Assurance/Control (QA/QC)
•Maintenance
•Engineering Consulting
•Access
•Data Management and Services
•Monitoring
•Equipment

Our OneSource™ model emphasizes the integration of these solutions and the asset integrity data associated with them to service our customers throughout their assets’ lifetimes. Under this business model, many customers outsource their inspection, integrity data management and other asset protection needs to us on a “run-and-maintain” basis to ensure the continued safety and structural and operational integrity of their assets.
We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets primarily consist of:
•Oil & Gas (Downstream, Midstream, Upstream and Petrochemical)
•Aerospace & Defense
•Industrial
•Power Generation and Transmission
•Public Infrastructure, Research and Engineering
•Process Industries

A majority of our revenues are generated by deploying technicians at our customers' locations. Most of our revenues from aerospace and defense as well as certain manufacturing customers are generated by performing inspections and testing at our various in-house laboratories.
We generated revenues of $592.6 million, $748.6 million and $742.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. We generated a net loss of $(99.5) million, net income of $6.1 million and net income of $6.8 million for the years ended December 31, 2020, 2019, and 2018 respectively. For the years ended December 31, 2020, 2019 and 2018, we generated approximately 80%, 80% and 77%, respectively, of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 32%, 34% and 34% of our revenues during the years ended December 31, 2020, 2019 and 2018, respectively.

OUR SPECIALIZED SOLUTIONS
As a OneSource™ provider of asset protection solutions, MISTRAS combines our industry-leading services, products, data management solutions and technologies to provide a unique, custom-tailored solution for each customer’s individual asset protection needs, ranging from routine inspections to complex, plant-wide asset integrity management.
Field Inspections
Our field inspections portfolio includes traditional and advanced Non-Destructive Testing (NDT) techniques, along with predictive maintenance (PdM) assessments of fixed and rotating assets and inline inspection (ILI) for pipelines. We offer these solutions on an individual basis, or as parts of enterprise inspection and testing programs.
NDT is the examination of an asset without materially impacting its integrity. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly-attractive alternative to many traditional techniques, which may require shutting down an asset or entire facility. Typical issues for which MISTRAS technicians inspect include corrosion, cracking, leaking, faults and flaws in piping, storage tanks, pressure vessels as well as a wide range of other industrial assets and public infrastructure.
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

Laboratory Quality Assurance/Control (QA/QC)
Our network of in-house laboratories located across North America and Europe offers quality assurance and quality control (QA/QC) solutions for new and existing metal and alloy components, materials, and composites.
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
Our labs hold a wide variety of certifications, such as: Nadcap (formerly NADCAP, the National Aerospace and Defense Contractors Accreditation Program), AS9100/ISO-9001, Federal Aviation Administration (FAA) Repair Station, and the International Traffic in Arms Regulations/Export Administration Regulations (ITAR/EAR) , that allow us to perform inspections to meet or exceed stringent regulatory and manufacturers' requirements. With these certifications comes a comprehensive range of approvals from prime contractors of major projects, militaries, and internationally-renowned original equipment manufacturers (OEMs) from many of our key markets, including the oil and gas, aerospace and defense, power generation, and industrial markets.
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
Engineering Consulting
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
Access
Much of our work is conducted in hard-to-access locations, including those in at-height, subsea and confined locations. We utilize scaffolding and rope access to access at-height and confined assets; certified divers for subsea inspection and maintenance; and unmanned (drone) aerial, land-based and subsea systems to deliver a wide range of inspection applications, with an emphasis on minimizing at-height access and confined space entry (CSE).

Data Management and Services
The asset protection solutions that MISTRAS provides throughout our customers’ asset lifecycles generate asset integrity data that needs to be effectively archived, managed, and analyzed. MISTRAS provides value to our customers through our ability to integrate these functions to a single provider, as customers often struggle to unify data that was collected by various contractors in different locations at different times.

Plant Condition Management Software (PCMS®). Our world-class enterprise inspection database management software (IDMS) - Plant Condition Management Software (PCMS®) - was developed specifically for process industries and equipment, and enables the storage, organization and analysis of inspection data.

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
A common difficulty that MISTRAS’ customers face is the ability to easily access data from multiple data collection inputs and contractors. MISTRAS is actively advancing initiatives focused on creating digital pathways between multiple data applications, including PCMS, to provide streamlined access to asset integrity data and offer subject matter expert (SME) data analysis support.

We believe PCMS is one of the most widely used plant condition management software systems in North American refineries. We estimate it is currently used by approximately 50% of the U.S. refining capacity, as well as by leading midstream pipeline energy companies and major energy companies in Canada and Europe. This provides us with recurring maintenance and support fees and marketing opportunities for additional software and solutions.
Pipeline Data. Following our acquisitions of companies that support the midstream sector of the Oil & Gas industry, we believe MISTRAS provides among the most comprehensive, data-driven pipeline protection solution available to the industry. These proprietary pipeline data analysis solutions enable deep integration of inline inspection (ILI) big data with real-time risk analytics and business intelligence (BI) to provide capabilities for supporting pipeline integrity, which we believe provides us with an important competitive advantage.
MISTRAS Digital®. MISTRAS has also invested resources in digitalizing and optimizing the collection, transfer, and visibility of field inspection data. MISTRAS Digital® is an electronic platform that digitally delivers field inspection assignments and related data, captures inspection results, and delivers electronic reporting and productivity tracking via relevant KPIs to multiple members of a customer organization, including those not directly associated with the Inspection function. Customers have made clear that the timely and accurate delivery of field data to their inspection data management systems (IDMS) is an important feature for them. MISTRAS Digital® integrates with MISTRAS’ PCMS and other inspection data management systems to provide additional productivity improvements.

Monitoring

Online Monitoring. Our online condition-monitoring solutions provide real-time reports and analysis of infrastructure to alert facility personnel to damages before critical failures occur, while our flexible, Industrial Internet of Things (IIoT)-compatible, cloud-based online monitoring portal centralizes and analyzes all collected monitoring data. These monitoring solutions are often installed in hazardous or hard-to-reach locations, helping to enhance safety by reducing the need to send technicians into unsafe locations. We offer monitoring solutions for a wide range of assets and applications, including:
•Tube Leaking
•Power Transformer Health & Reliability
•Stator Vane Cracking
•Bridge Structural Health Monitoring (SHM)
•Wall Thickness Tracking
•High-Energy Piping (HEP) Integrity
•Fluid Corrosivity

•Through-Valve Leaking

With expertise in monitoring hardware and services, MISTRAS designs and installs monitoring systems, and provides commissioning, training, reporting, technical support, and annual maintenance services. We offer a variety of secure, web-based solutions that monitor structural integrity and analyze conditions against our library of historical inspection data, allowing users to stay aware of potential concerns and prioritize future inspections and maintenance. We also offer custom-developed software that integrates with sensing technologies, reporting platforms, and onsite IDMSs; stores and trends monitoring data; and provides immediate automated data analysis. Much of our monitoring is based on acoustical emissions technology.

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
We provide a range of acoustic emission (AE) products and are a leader in the design and manufacture of AE sensors, instruments and turnkey systems used for monitoring and testing materials, pressure components, processes, and structures. MISTRAS also designs and manufactures ultrasonic testing (UT) equipment.
Most of our hardware products are fabricated, assembled, and tested in our ISO-9001-certified facility in Princeton Junction, New Jersey. We also design and manufacture automated ultrasonic systems and scanners in France.
Centers of Excellence
Another differentiator in our business model is our Centers of Excellence (COEs), which offer support for asset, technology, or industry-specific solutions. Our subject matter experts engage in strategic sales opportunities to offer customers value-added solutions using advanced technologies and methods. The COEs help to standardize our approach to common problems in our key market segments. Our COEs include:
•Acoustic Emission
•Aerospace
•American Petroleum Institute (API) Turnarounds
•AIMS/MI/Engineering
•Automated Ultrasonics
•Fossil Power
•Guided Wave Ultrasonics
•Infrastructure
•PCMS Software & Services
•Mechanical Services
•Nuclear Power
•Offshore
•Phased Array
•Pipeline
•Power Generation
•Predictive Maintenance
•Refractory Inspection
•Rope Access/Wind
•Substation Reliability
•Tank Inspection
•Transportation
•Tube Inspection
•Unmanned Systems

ASSET PROTECTION INDUSTRY OVERVIEW

Asset protection plays a crucial role in assuring the integrity and reliability of critical infrastructure. As an asset protection solutions provider, MISTRAS seeks to maximize the uptime and safety of critical infrastructure, by helping customers to detect, locate, mitigate, and prevent damages such as corrosion, cracks, leaks, manufacturing flaws and other concerns to operating and structural integrity. In addition to these core utilities, the storage and analysis of collected inspection and mechanical integrity data is also a key aspect of asset protection.
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
Digital Transformation of Asset Protection. Plants in the oil & gas and process industries are recognizing the need to evolve their traditional, paper-based mechanical integrity programs in favor of digitalized solutions. The rise of big data intelligence and the need to gain actionable insights from raw asset integrity data are growing trends that provide opportunities for contractors with a wide range of asset protection expertise and integrated data platforms to help customers maximize uptime while controlling costs.

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
Increasing Use of Advanced Materials. Customers in various of our target markets - particularly aerospace and defense - are increasingly utilizing advanced materials, such as composites and other unique technologies in their assets. These materials often cannot be tested using traditional NDT techniques. We believe that demand for more advanced testing and assessment solutions will increase along with the increased utilization of these advanced materials during the design, manufacturing, operating and quality control phases.
Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s (OSHA) National Emphasis Program (NEP). Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly-reliable asset protection suppliers with a track record of assisting organizations in meeting increasingly stringent regulations. Our customers benefit from MISTRAS’ extensive engineering consulting base that supports them in devising mechanical integrity programs that both meet regulatory compliance standards and enable enhanced safety and uptime at the customer's facilities.

Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software-based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective.
Expanding Aerospace and Defense Industry. We believe that increased demand will continue to come over the next several years from the commercial industry due to the approximately decade-long backlog for next-generation commercial aircraft to be built, driving the need for advanced solutions that drive cost and quality efficiencies. Demand continues to be stable in the defense industry while demand in the outerspace industry is growing.
Crude Oil Prices. Volatility in the energy sector has been profound during the 2015-2020 five-year period. The collapse of world oil prices in 2015 and 2016 undermined industry expansion. While energy prices recovered in 2017 and 2018, they have once more declined, with the current year collapse, fueled by the coronavirus pandemic. With lower prices, we continue to see reductions in NDT and maintenance spending, although not to the extent as experienced in during 2015 and 2016, due in part to price stabilization.
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

Consolidation of Refineries: Consolidation of refinery ownership will create both pressure on refinery service providers due to increased customer purchasing power and provide an opportunity to those same refinery service providers to become preferred providers to these larger customers.

Our Competitive Strengths
We believe the following competitive strengths contribute to our being a leading provider of asset protection solutions and will allow us to further capitalize on growth opportunities in our industry:
OneSource™ Provider for Asset Protection Solutions. We believe we have one of the most comprehensive portfolios of integrated asset protection solutions worldwide, which positions us to be a leading single-source provider for our customers’ asset protection requirements. This is particularly a competitive strength in regards to turnarounds and shutdowns - during which facilities temporarily cease portions of their operations in order to perform plant-wide inspections, maintenance and repairs - as the services being requested and performed during these work stoppages make up significant portions of refinery, process and power plant maintenance budgets. Demand for our solutions increases during these outages, as facilities seek third-party providers to perform a wide spectrum of asset protection operations while the plant is offline. In addition, as companies are increasingly outsourcing their NDT needs to third-party providers, we believe that the ability to offer a comprehensive package of solutions provides us with a competitive advantage.
Integrated Data Management: MISTRAS’ expertise and proprietary research and development in data solutions throughout the asset protection cycle provides a competitive advantage. With solutions for integrated data acquisition, storage, visualization and analytics, our integrated data management solutions are ahead of the industry’s trend towards centralizing asset protection to fewer, highly-skilled and multi-disciplined vendors. Many of our data solutions are platform-agnostic, allowing us to integrate into customer's existing operations, and thereby expanding the potential customer pool for our solutions. Our presence in our customers’ operations throughout their asset lifecycles also ideally positions us to be their primary vendor to centralize their asset integrity data collection, management, and analysis, creating opportunities to scale our relationships.

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
Repository of Customer-Specific Inspection Data. Through our world-class enterprise data management and analysis software, PCMS®, we have accumulated extensive, proprietary process data that allows us to provide our customers with value-added services, such as benchmarking, risk-based inspection (RBI) and reliability-centered maintenance (RCM).
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
Our Growth Strategy
Our growth strategy emphasizes the following key elements:
Continue to Digitalize Asset Protection Data and Processes. MISTRAS places a data-centric focus on asset protection, enabling our customers to ease some of their biggest areas of concern (particularly the timely and accurate transfer of asset integrity data from the field to their IDMS, as well as the data’s visibility and accessibility once uploaded). We expect that the demand for big data intelligence and remote data visibility will continue to grow, and are investing in data solutions that help our customers visualize and generate actionable insight from their asset integrity data, regardless of data input. We are also actively seeking to optimize our customers’ asset protection workflows and processes, by creating digital paths between data applications to increase data visibility and reduce manual data entry and human error.

Expand Our Focus in the Aerospace and Defense Industries. We believe that the introduction of next-generation airframes and aircraft engines has created an inherent demand for inspection, testing, machining and mechanical services required for the production of parts. The recent interest in the use of additive manufacturing techniques to create components also necessitates advanced inspection and testing solutions. The Company consummated two acquisitions of aerospace inspection companies in 2017. These recent actions are driven by our increased focus to provide solutions to our customers in the aerospace and defense industries throughout their manufacturing value chains in this growing area.
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
Expanding our Mechanical Services Portfolio. We believe that performing mechanical services to complement inspections, such as removing and reapplying insulation or preparing surfaces for coating or painting, is an important market differentiator for us. This is particularly true, for example, when considering the cost-efficiencies our customers realize when our rope access technicians perform these services at height without the use of scaffolding. Many of our customers already require these services, but utilize multiple vendors to do so, creating an opportunity for us to provide greater value to a customer base that increasingly requires enhanced speed and efficiency.
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

Expand our Solution Offerings to Existing Customers. We believe that branching into adjacent, complementary services, such as mechanical services, increases our value proposition and our ability to capture additional business. Many of our customers are multinational corporations with asset protection requirements at multiple locations. We believe that expanding our solution offerings and merging and visualizing data across facilities for enterprise data analysis, combined with the trend of customers outsourcing asset protection to service providers with integrated offerings, provides opportunities for significant additional recurring revenues.

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

Capitalize on Acquisitions. We have completed several acquisitions to supplement and enhance our solutions, add new customers, expand our sales channels and accelerate our expected growth. Due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2021 other than small acquisitions with the banks’ approval. However, once we reduce our debt, we expect to make selective acquisitions beyond 2021.

Our Segments
The Company has three operating segments:
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

For a discussion of segment revenues, operating results and other financial information, including geographic areas in which we generated revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as Note 2-Revenue in the notes to consolidated financial statements in Item 8 of this Annual Report.
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

The EIA forecasts U.S. crude oil production will average 11.0 million barrels per day (bpd) in 2021, down 0.3 million bpd from 2020, and then rise to 11.5 million bpd in 2022.

There are a number of economic factors which drive the aerospace market, including:
•The multi-year backlog for next generation commercial aircraft to be built, including several large and mid-sized aircraft built by Boeing and Airbus, among other manufacturers; and
•The continuing regulatory scrutiny to ensure public safety serves to ensure the continued need for inspection and mechanical services to be performed.

Revenue by Target Market

The following chart represents the percentage of consolidated revenues we generated from our various markets for the year ended December 31, 2020:

Mistras Revenues by Target Market (Year ended December 31, 2020)	Oil & Gas Breakdown (Year ended December 31, 2020)

Oil and Gas
MISTRAS supplies oil and gas asset protection solutions to downstream (refining), midstream (transportation and storage), upstream (exploration and production) and petrochemical operations.
We use our vast solutions portfolio to help identify current and future asset performance, and actively prevent, mitigate or otherwise address potential issues, including corrosion, cracking, leaking and other damages that may lead to safety, productivity or environmental concerns. Our solutions help identify conditions that if not remedied, could lead to potential catastrophic failures in tanks, vessels, valves, buried and above ground pipelines, pumps, motors, compressors and other critical assets found throughout the oil & gas production and delivery supply chain.
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
In general, the energy market is poised to leverage digital solutions to facilitate process improvements as well as increase plant reliability and improve process and personnel safety. This provides an opportunity for us to synergistically leverage our asset protection solutions into our new MISTRAS Digital platform. Digital transmission of data in various industry sectors, with built-in analytic functions, will allow our customers to better leverage inspection data that is being generated in the field.

While we expect off-stream inspection of critical assets to remain a routine practice, we anticipate an increase in the demand for non-invasive, or on-stream inspections. Non-invasive inspections enable companies to minimize the costs associated with shutting down equipment during testing, while enabling the economic and safety advantages of advanced planning and/or predictive maintenance.
Aerospace and Defense
The aerospace industry is undergoing unprecedented growth with many original equipment manufacturers (OEMs) reporting record-high backlogs of up to ten years. We serve this rapidly-growing target market by providing a full range of inspection, testing, machining, mechanical, finishing, additive manufacturing and equipment solutions, for which we are Nadcap certified. Our state-of-the-art in-house labs maintain numerous accreditations from industry organizations, including Nadcap and some of the largest manufacturers in the world, such as Boeing, Safran, Airbus, Bombardier and Embraer.
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

We also offer solutions for inspection, maintenance, monitoring, and data services for wind turbines and their components. These include NDT services — often performed through rope and/or drone access — to identify corrosion, cracking, and other defects that can affect the safety and operational effectiveness of wind turbines, along with remedial solutions to repair minor damages identified during inspections. MISTRAS views the wind/renewables market as a market with growth potential, and we are actively engaging in technology R&D to further support wind turbine owner/operators. We anticipate demand will continue to grow for wind/renewable energy solutions in the future.

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

We have provided testing and structural health monitoring (SHM) and data solutions on bridges and structures worldwide, including some of the largest and most well-known bridges in the United States and United Kingdom. Our sensors continuously monitor these assets, alerting owner/operators when defects are detected. Our monitoring teams also provide regular reports that include early warnings of suspect areas before an alarm is generated.
Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer represented 10% or more of our revenue in any of the years ended December 31, 2020, 2019 or 2018.

Geographic Areas

We have operations in 10 countries and occasionally conduct business in a few other countries. Most of our revenues are derived from our U.S., Canadian and European operations. See Note 2-Revenue and Note 19-Segment Disclosure to the consolidated financial statements in this Annual Report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

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

Human Capital

As of December 31, 2020, we had 5,400 employees worldwide, of which 3,600 were located in the U.S., 600 in Canada and 1,200 in our other non-U.S. locations. As described below, we value our employees and have established various programs to promote the satisfaction, health and safety of our employees. Less than 0.5% of our employees in the United States are unionized.

Caring Connects

We consider the Company and its employees as a team connected by a common thread of caring – about one another, our customers, the environment, and the work we do. We see our responsibility as looking out for our employees and to encourage our employees to look out for one another, by fostering a culture of togetherness, safety, respect, and contribution which enables each individual member to feel that they are a part of something bigger. A community of caring professionals with a genuine passion for helping people and making a difference, together – that’s the heart of the program we call Caring Connects.

MISTRAS’ Safety-Conscious Culture

We consider safety as the backbone of our operations. Our asset protection solutions aim to ensure that industrial assets and facilities remain in safe, reliable working order, which in turn enhances safety for our clients, the public, and the environment. Our lab and field personnel are trained to operate according to strict safety and quality standards so that our processes and procedures in regard to hazardous materials, worker safety, and accident prevention are sound and effective. MISTRAS works to help ensure that our clients are in full compliance with all federal, state, and local regulations. Our practices, policies and procedures are designed to help ensure we perform our duties through the use of safe, industry-best practices, seeking to minimize risk wherever possible. We emphasize a “MISTRAS’ safety-conscious” culture with the intent that it becomes embedded in the day-to-day work of all our employees. We use various training tools and other practices to instill attitudes, beliefs, perceptions, and values that all employees share in the mandate to create and maintain a safe work environment for all. We stay abreast of our safety performance through analysis of our company-wide safety statistics, which help us to determine behavioral trends while also instilling a culture of proactivity.

In 2020, our Board of Directors established the Social Responsibility, Environmental and Safety Committee, consisting of independent directors to help monitor and emphasize the importance of these core values at Mistras.

Seasonality

Our business is seasonal. This seasonality relates primarily to our oil and gas business, and to a lesser extent from the fossil and nuclear power industries. U.S. refineries’ non-peak periods are generally in the fall, when they are retooling to produce more heating oil for winter, and in the spring, when they are retooling to produce more gasoline for summer. The peak periods for these customers are the summer and winter months, when they run at peak capacity and are not retooling or performing turnarounds or shut downs. As a result, our revenues in the summer and winter months are typically lower than our revenues in the fall and spring, when demand for our asset protection solutions from the oil and gas as well as the fossil and nuclear power industries increases during their non-peak production periods. Because we are increasing our work in the fall and spring, our cash flows are lower in those quarters than in the summer and winter, as collections of receivables lag behind revenues. We expect that this seasonality will continue.

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors are divisions of large companies and various small companies which generally are limited to a specific product or technology and focused on a niche market or geographic region. We believe that few, if any, of our competitors currently provide the full range of asset protection and NDT products, enterprise software (PCMS) and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include Acuren, SGS Group, the Team Qualspec division of Team, Inc. and APPLUS RTD. Our competition with respect to our PCMS software includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality; whereas in the advanced NDT market, reputation, quality and size tend to be the most significant competitive factors. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (1) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (2) complex regulations and safety codes that require significant industry experience, (3) license requirements and evolved quality and safety programs, (4) costly and time-consuming certification processes, (5) capital requirements and (6) emphasis by large customers on size and critical mass, length of relationship and past service record.

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

Research and development expenses are reflected on our consolidated statements of income as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.9 million, $3.0 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. Most of the projects are in our target markets; however, a few of the projects could lead to other future market opportunities.

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
As of December 31, 2020, we held two U.S. patents (by direct ownership or exclusive licensing), which will expire in 2021 and 2026, respectively, and seven patents pending in the U.S. for applications filed in 2018, 2019 and 2020, and had licenses to certain other patents. However, we do not principally rely on these patents or licenses to provide most of our proprietary asset protection solutions. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
As of December 31, 2020, the primary trademarks and service marks that we held in the United States included MISTRAS® and our stylized globe design. Other key trademarks or service marks that we utilize in localized markets or product advertising include:
•Mistras Digital®
•OneSource™ for Asset Protection Solutions®
•OneSource™
•CALIPERAY™
•PCMS®
•Physical Acoustics and the PAC logo
•Streamview™
•Ropeworks®
•Sensor Highway™
•TankPAC®
•VPAC™
•Transformer Clinic™
•FieldCal
•UTwin
•AEwin
•Pocket AE
•Valve Squeak
•Pocket UT

Many elements of our asset protection solutions involve proprietary know-how, technology or data that are not covered by patents or patent applications because they are not patentable or would be difficult to enforce, including technical processes, equipment designs, algorithms and procedures. We believe that this proprietary know-how, technology and data is the most important component of our intellectual property used in our asset protection solutions and is a primary differentiator of our solutions from those of our competitors. We rely on various trade secret protection techniques and agreements with our customers, service providers and vendors to protect these assets. All of our employees are subject to confidentiality requirements through our employee handbook. In addition, many of our employees have entered into confidentiality and proprietary information agreements with us. Our employee handbook and these agreements require our employees not to use or disclose our confidential information and to assign to us all the inventions, designs and technologies they develop during the course of employment with us, as well as addressing other intellectual property protection issues. We also seek confidentiality agreements from our customers and business partners before we disclose any sensitive aspects of our technologies or business strategies. We are not currently involved in any material intellectual property claims.

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

Executive Officers

The following are our executive officers and other key employees as of December 31, 2020 and their background and experience:

Name	Age	Position
Sotirios J. Vahaviolos	74	Executive Chairman and Director
Dennis Bertolotti	61	President, Chief Executive Officer and Director
Edward J. Prajzner	54	Executive Vice President, Chief Financial Officer and Treasurer
Michael C. Keefe	64	Executive Vice President, General Counsel and Secretary
Michael J. Lange	60	Senior Group Executive Vice President
Jonathan H. Wolk	59	Senior Executive Vice President and Chief Operating Officer

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

Michael J. Lange joined Mistras when we acquired Quality Services Laboratories in November 2000, and was elected a Director in 2003. Mr. Lange has held various executive level positions with Mistras, becoming Senior Executive Vice President, effective June 1, 2016. Mr. Lange is a well-recognized authority in Radiography and has held an ASNT Level III Certificate for almost 20 years. Mr. Lange received an Associate of Science degree in NDT from the Spartan School of Aeronautics.

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

Our customers in the oil and gas industry (including the petrochemical market) have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 57%, 58%, and 56% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive a majority of our revenues from this industry. Our services are vital to the operators of plants and refineries and we have expanded our services offerings, such as expanding our mechanical services capabilities. However, economic slowdowns or low oil prices have, and could continue to, result in cutbacks in contracts for our services. In addition, low oil prices could depress the level of new exploration and construction, which would adversely affect our market opportunities. If the oil and gas industry were to continue to operate in a market with low oil prices, our revenues, profits and cash flows may be reduced. While we continue to expand our market presence in the aerospace, power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns.

We may be affected by climate change and market or regulatory responses to climate change

Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions on emissions could affect our customers that (a) use commodities to produce energy, (b) use significant amounts of energy in producing or delivering commodities, or (c) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets we serve (including the oil and gas industry), which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy also could affect certain of our customers and the markets we serve in an unpredictable manner. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on our results of operations, financial condition, and liquidity.

Our long-term growth strategy includes acquisitions. We may not be able to identify suitable acquisition candidates or integrate acquired businesses successfully, which may adversely impact our results. In addition, due to our current debt levels and the restrictions related to the covenants in our credit facility, we do not expect to complete any acquisitions in 2021 other than small acquisitions with the banks’ approval. Furthermore, acquisitions that we have completed or may complete in the future could expose us to a number of unanticipated operational and financial risks.

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

Our ability to undertake acquisitions is limited by our financial resources, including available cash and borrowing capacity. Due to our current debt levels and restrictions related to the covenants in our credit facility, we do not expect to make any acquisitions in 2021 other than small acquisitions with the banks’ approval. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of substantial additional indebtedness and other expenses, any of which could adversely impact our financial condition and results of operations. Although management intends to: (i) evaluate the risks inherent in any particular transaction, (ii) assume only risks management believes to be acceptable, and (iii) develop plans to mitigate such risks, there are no assurances that we will properly ascertain or accurately assess the extent of all such risks.  Difficulties encountered with acquisitions may adversely impact our business, financial condition and results of operations.

In addition, we have a significant amount of goodwill and other intangible assets on our balance sheet from our acquisitions.  This will increase as we complete more acquisitions.  If our acquisitions do not perform as planned and we do not realize the benefits and profitability we expect, we could incur significant write-downs and impairment charges to our earnings due to the impairment of the goodwill and other intangible assets we have acquired or acquire in the future. We experienced such write-downs and impairment changes in the quarter ended March 31, 2020 (see notes 8 and 9 to the financial statements included in Item 8 of this report).

Our international operations are subject to risks relating to non-U.S. operations.

For the years ended December 31, 2020, 2019 and 2018, we generated approximately 31%, 34%, and 34% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, France, the United Kingdom and Brazil. We also have operations in the Netherlands, Belgium, Greece and India. There are numerous risks inherent in doing business in international markets, including:

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
•the long-term impact of the United Kingdom exiting the European Union; the ultimate effects of Brexit on the Company are difficult to predict. On January 31, 2020, the U.K. exited from the EU (BREXIT). On December 24, 2020, the United Kingdom and European Union agreed on a new Trade and Cooperation Agreement and on December 31, 2020, the United Kingdom formally left the transition period. Although it is unknown what the terms of the U.K.’s future relationship with the EU will be, it is possible that there will be higher tariffs or greater restrictions on imports and exports between the U.K. and the EU and increased regulatory complexities. The Company currently has subsidiaries that operate in the United Kingdom and Europe and our UK subsidiary and other European subsidiaries from time to time share employees and equipment. Brexit may make this sharing of employees and equipment more time consuming and expensive, which could cause disruptions and adversely affect the Company’s financial condition, operating results and cash flows. Our UK subsidiary represents 1.6% of our consolidated revenue for the year ended December 31, 2020.
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

We derive a significant amount of revenues from a few customers. Taken as a group, our top ten customers were responsible for approximately 32%, 34%, and 34% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for more than 75% of our revenues for the years ended December 31, 2020, 2019 and 2018. These customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

The market for asset protection solutions is impacted by technological change, uncertain product lifecycles, shifts in customer demands and evolving industry standards and regulations. If management fails to execute effective business strategies, and to successfully develop and market new asset protection solutions that comply with present or emerging industry regulations and technology standards our competitive standing and results could suffer. Also, new regulations or technology standards could increase our cost of doing business.

From time to time, our customers have requested greater value and functionality in our solutions. As part of our strategy to enhance our asset protection solutions and grow our business, we continue to make investments in the research and development of new technologies, inspection tools and methodologies. We believe our future success will depend, in part, on our ability to continue to design new, competitive and broader asset protection solutions, enhance our current solutions and provide new, value-added services. Many traditional NDT and inspection services are subject to price competition by our customers. Accordingly, the need to demonstrate our value-added services is becoming more important. Developing new solutions will require continued investment, and we may experience unforeseen technological or operational challenges. In addition, our asset protection software is complex and can be expensive to develop, and new software and software enhancements can require long development and testing periods. If we are unable to develop new asset protection solutions or enhancements that meet market demands on a timely basis, including against possible alternative products developed and marketed by our competitors, we may experience a loss of customers or otherwise be likely to lose opportunities to earn revenues and to gain customers or access to markets, and our business and results of operations will be adversely affected.

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

We incur substantial costs in complying with various government regulations and licensing requirements. For example, the transportation and overnight storage of radioactive materials used in providing certain of our asset protection solutions such as radiography are subject to regulation under federal and state laws and licensing requirements. Our Services segment is currently licensed to handle radioactive materials by the U.S. Nuclear Regulatory Commission (NRC), more than 20 state regulatory agencies and the Canadian Nuclear Safety Commission. If we allegedly fail to comply with these regulations, we may be investigated and incur significant legal expenses associated with such investigations, and if we are found to have violated these regulations, we may be fined or lose one or more of our licenses or permits, which would prevent or restrict our ability to provide radiography services. In addition, while we are investigated, we may be required to suspend work on the projects associated with our alleged noncompliance, resulting in loss of profits or customers, and damage to our reputation. Many of our customers have strict requirements concerning safety or loss time occurrences and if we are unable to meet these requirements it could result in lost revenues. In the future, governmental agencies may seek to change current regulations or impose additional regulations on our business. Any modified or new government regulation applicable to our current or future asset protection solutions may negatively impact the marketing and provision of those solutions and increase our costs of providing these solutions and have a corresponding adverse effect on our margins.

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

Risks Related to Our Common Stock

A significant stockholder controls the direction of our business. The concentrated ownership of our common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Sotirios J. Vahaviolos, our founder and Executive Chairman, owns approximately 29% of our outstanding common stock. As a result, Dr. Vahaviolos has significant control over our Company and has the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos.

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

Future sales by us or by our existing shareholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 200,000,000 shares of common stock, of which approximately 29,234,143 shares of common stock were outstanding as of March 11, 2021. In addition, we have approximately 1,414,000 shares of common stock reserved for issuance related to share-based equity awards that were outstanding as of March 11, 2021. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

General Risk Factors

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

Our current credit agreement also imposes restrictions on our ability to engage in certain activities, such as creating liens, making certain investments, incurring more debt, disposing of certain property, paying dividends and making distributions and entering into a new line of business.  While these restrictions have not impeded our business operations to date, if our plans change, these restrictions could be burdensome or require that we pay fees to have the restrictions waived. In addition, due to our current debt levels and financial ratios, we do not expect to make any acquisitions in 2021 due to restrictions related to the financial covenants in our credit agreement.

The COVID-19 pandemic has adversely affected and in future periods is expected to continue to adversely affect our business and operations.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and operations and the business and operations of our customers. We have experienced, and expect to continue to experience, unpredictable reductions in demand for our services and products. In response to the COVID-19 pandemic, companies within the oil and gas and aerospace industries (including our customers) have announced spending cuts and/or slowdowns (or temporary cessation) in production which, in turn, may result in decreases in awards of new contracts or adjustments, reductions, suspensions or cancellations of existing contracts. In addition, as a result of the COVID-19 pandemic, some of our customers have been and could continue to be negatively impacted as a result of disruption in demand, which has led to delays and could lead to defaults on collections of receivables from them. Such continued delays could negatively impact our business, results of operations and financial condition.

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

Deteriorations in economic conditions in certain markets or other factors may cause us to recognize additional impairment charges for our goodwill.

During the first quarter of 2020, the Company’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of the Company’s peer group, and the overall U.S. stock market also declined significantly amid market volatility. In addition, oil prices had dropped significantly. These declines were driven in large part by the uncertainty surrounding the COVID-19 pandemic and other macroeconomic events such as the geopolitical tensions between OPEC and Russia. Based on these factors, the Company concluded that multiple triggering events occurred and, accordingly, an interim quantitative goodwill impairment test was performed for each reporting unit as of March 31, 2020.

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

Significant continued deterioration in industry or economic conditions in which we operate, disruptions to our business, not effectively integrating acquired businesses, or other factors, may cause additional impairment charges to our goodwill in future periods.

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

We intend to continue making investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new, or enhance our current, asset protection solutions, enhance our operating infrastructure or acquire businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our current stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Our current credit facility (as amended on May 15, 2020) meets our current needs, except that due to our current debt levels, the facility limits our ability to make acquisitions without the banks' approval until our debt ratio improves. If we were to secure other debt financing in the future, it could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, no assurance can be given that adequate or acceptable financing will be available to us, in which case we may not be able to grow our business, including through acquisitions, or respond to business challenges.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

As of December 31, 2020, we operated approximately 120 facilities in 10 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2020, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Evanston, Wyoming and Jonquiere, Quebec. Our Services segment utilizes approximately 80 facilities throughout North America (including Canada). Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 40 facilities including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for the foreseeable future.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to periodic legal proceedings, investigations and claims that arise in the ordinary course of business. See “Litigation” in Note 18-Commitments and Contingencies to the consolidated financial statements contained in Item 8 of this Annual Report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock currently trades on the New York Stock Exchange (NYSE) under the ticker symbol “MG.”

Holders of Record

As of March 11, 2021, there were 11 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of 2020 pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2020	221	$4.06	—	$—
November 30, 2020	5,281	$4.39	—	$—
December 31, 2020	18,475	$7.76	—	$—

`ITEM 6.                                              SELECTED FINANCIAL DATA

The following table presents selected financial data for the years ended December 31, 2020, 2019, 2018, 2017, the transition period ended December 31, 2016 (see footnote 5 below) and the fiscal years ended May 31, 2016. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the audited consolidated financial statements and the notes thereto in Item 8 in this Annual Report.

	For the year ended December 31,				For the Transition period ended	For the fiscal year ended May 31,
	2020 (1)	2019 (2)	2018 (3)	2017 (4)	December 31, 2016 (5)	2016 (6)
	($ in thousands, except per share data)
Statement of Income Data:
Revenues	$592,571	$748,586	$742,354	$700,970	$404,161	$719,181
Gross profit	178,531	217,297	207,874	187,712	117,004	203,008
Income (loss) from operations	(101,217)	24,137	22,221	4,160	17,533	43,177
Net income (loss) attributable to Mistras Group, Inc.	$(99,461)	$6,060	$6,836	$(2,175)	$9,568	$24,654

Per Share Information:
Weighted average common shares outstanding:
Basic	29,147	28,740	28,406	28,422	28,989	28,856
Diluted	29,147	29,046	29,427	28,422	30,125	29,891
Earnings (loss) per common share:
Basic	$(3.41)	$0.21	$0.24	$(0.08)	$0.33	$0.85
Diluted	$(3.41)	$0.21	$0.23	$(0.08)	$0.32	$0.82

Balance Sheet Data:
Cash and cash equivalents	$25,760	$15,016	$25,544	$27,541	$19,154	$21,188
Total assets	583,313	719,878	694,037	554,441	469,427	482,675
Total long-term debt and obligations under finance leases, including current portion	235,096	271,887	303,617	181,491	103,466	104,776
Total Mistras Group, Inc. stockholders’ equity	$197,021	$285,822	$270,897	$270,619	$270,582	$276,163

Cash Flow Data:
Net cash provided by operating activities	$67,802	$59,110	$41,664	$55,799	$30,259	$68,124
Net cash (used in) investing activities	(14,969)	(25,280)	(155,450)	(102,797)	(17,374)	(16,752)
Net cash (used in) provided by financing activities	$(44,169)	$(44,137)	$113,969	53,045	$(12,869)	$(40,378)

1 - Includes pre-tax charges of $108.4 million relating to special items, including impairment charges of $106.1 million. See the Income from Operations table in Item 7 for a description of these items. The impact of these items, net of taxes, on net income and diluted earnings per share was $94.0 million and $3.22, respectively.

2 - Includes pre-tax charges of $5.7 million relating to special items. See the Income from Operations table in Item 7 for a description of these items. The impact of these items, net of taxes, on net income and diluted earnings per share was $4.4 million and $0.15, respectively. The Company modified the prior year tax effect on special items to be consistent with the current year methodology, which was to apply the current jurisdictional tax rate to each specific special item. The impact of this change on the year ended December 31, 2019 was a reduction of after-tax charges related to the special items of approximately $1.5 million and $0.05 per diluted share.

3 - Includes pre-tax charges of $9.4 million relating to special items. The impact of these items, net of taxes, on net income and diluted earnings per share was $9.3 million and $0.32, respectively, including a $1.7 million tax charge related to the Tax Act.

4 - Includes pre-tax charges of $21.0 million relating to special items. The impact of these items, net of taxes, on net income and diluted earnings per share was $14.9 million and $0.51, respectively, including a $2.0 million tax charge related to the Tax Act.

5 - On January 3, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective December 31, 2016. In connection with this change, we previously filed a Transition Report on Form 10-K to report the results of the seven-month transition period from June 1, 2016 to December 31, 2016. The transition period ended December 31, 2016 is the seven-month period from June 1, 2016 to December 31, 2016. Includes pre-tax charges of $2.2 million relating to special items. The impact of these items, net of taxes, on net income and diluted earnings per share was $1.6 million and $0.05, respectively.

6 - Includes pre-tax charges (benefits) of $6.0 million in fiscal 2016 relating to special items. Net income decreased by these items, net of taxes, by $3.2 million in fiscal 2016. The decrease of these items on diluted earnings per share was ($0.11) in fiscal 2016.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the year ended December 31, 2020. A discussion of our results of operations and financial position for the year ended December 31, 2019 is included in Part II–Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 27, 2020, which discussion is incorporated herein by reference. The MD&A should be read together with our consolidated financial statements and related notes included in Item 8 in this Annual Report on Form 10-K. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

Overview

The Company is a leading "OneSource™" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.
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

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach, complement our existing offerings, and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service lines, technologies, resources and customers which we believe enhance our advantages over our competition.

We believe long-term growth can be realized in all of our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers inspection spend to be impacted by oil price fluctuations.

2020 Developments

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

While we cannot fully assess the impact that the COVID-19 pandemic or the significant volatility in oil prices will continue to have on our operations at this time, there are certain impacts that we have identified:

•The financial market volatility that resulted from COVID-19 and the drop in oil prices required that we reassess the goodwill we had recorded related to various prior acquisitions under the guidance of ASC 350 during the first quarter of 2020. We determined that the fair values of various reporting units were less than their carrying values (including goodwill). As a result, we recorded an impairment charge related to goodwill of approximately $77.1 million during the first quarter of 2020. See Note 8-Goodwill to the consolidated financial statements.

•These same events required that we reassess the tangible and intangible assets recorded under the guidance of ASC 360 during the first quarter of 2020. We determined that the fair values of certain asset groups were less than their carrying values (excluding goodwill). As a result, we recorded impairment charges related to intangible assets of approximately $28.8 million and a right-of-use asset of approximately $0.2 million during the first quarter of 2020. See Note 9-Intangible Assets and Note 17-Leases to the consolidated financial statements.

To respond to the economic downturn resulting from the factors discussed above, in March 2020 we initiated a cost reduction and efficiency program. As part of this program, our named executive officers took voluntarily temporary salary reductions ranging from 25% to 45% of their base salary. In addition, we instituted a reduction for certain other salaried employees, at lower percentages, and suspended our voluntary match under our sponsored savings plans for our U.S. and Canadian employees. These reductions became effective at the beginning of the second quarter of 2020 and, except for the salary reductions for certain lower salaried employees, continued through the end of the third quarter of 2020. In addition, our non-employee directors voluntarily agreed to a $3,750 reduction in their second and third quarter 2020 director's fee payments. Beginning in the fourth quarter of 2020, all salary and director fees reductions were removed and pay levels were returned to first quarter levels on a prospective basis, though certain other cost reduction measures have remained in place.

We are currently unable to predict with certainty the overall impact that the COVID-19 pandemic and volatility in oil prices may have on our business, results of operations, liquidity or in other ways which we cannot yet determine. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of this 2020 Annual Report.

Note about Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) before special items" is used for each of our three segments, the Corporate segment and the Total Company, with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies.

Consolidated Results of Operations

Year ended December 31, 2020 vs. Year ended December 31, 2019

The following table summarizes our consolidated statements of operations for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
	($ in thousands)
Revenues	$592,571	$748,586
Gross profit	178,531	217,297
Gross profit as a % of Revenue	30.1%	29.0%
Income (loss) from operations	(101,217)	24,137
Income (loss) from operations as a % of Revenue	(17.1)%	3.2%
Income (loss) before provision for income taxes	(114,172)	10,439
Net income (loss)	(99,466)	6,080
Net income (loss) attributable to Mistras Group, Inc.	$(99,461)	$6,060

Revenues

Revenues by segment for the years ended December 31, 2020 and 2019 were as follows:

	For the year ended December 31,
	2020	2019
	($ in thousands)
Revenues
Services	$476,164	$595,130
International	107,556	144,271
Products and Systems	16,449	18,583
Corporate and eliminations	(7,598)	(9,398)
	$592,571	$748,586

Revenue was $592.6 million for the year ended December 31, 2020, a decrease of $156.0 million, or 20.8%, compared with the year ended December 31, 2019. The decrease in revenue across all our segments was primarily the result of the impact of COVID-19, which disrupted the timing of projects or deferral of purchases for many of our customers. The decrease primarily was driven by the Services segment, which experienced a revenue decrease of $119.0 million, or 20.0%, driven by double-digit organic decline. The International segment revenues decreased 25.4% due predominantly to the double-digit organic decline. The Products and Systems segment decreased 11.5%, driven by lower sales volume.

Revenues from oil and gas customers comprised 57% and 58% of total revenue for the years ended December 31, 2020 and 2019, respectively. Revenues from aerospace and defense customers comprised 12% and 13% of total revenue for the years ended December 31, 2020 and 2019, respectively. The Company's top ten customers comprised approximately 32% of total revenue for the year ended December 31, 2020, as compared to 34% for the year ended December 31, 2019, with no customer accounting for 10% or more of total revenue in either twelve month period.

Gross Profit

Gross profit by segment for the years ended December 31, 2020 and 2019 was as follows:

	For the year ended December 31,
	2020	2019
	($ in thousands)
Gross profit
Services	$141,084	$165,513
% of segment revenue	29.6%	27.8%
International	31,046	43,145
% of segment revenue	28.9%	29.9%
Products and Systems	6,826	8,639
% of segment revenue	41.5%	46.5%
Corporate and eliminations	(425)	—
	$178,531	$217,297
% of total revenue	30.1%	29.0%

Gross profit decreased $38.8 million, or 17.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, with a sales decrease of $156.0 million, or 20.8%. COVID-19, the significant drop in oil prices and a decrease in aerospace production have had a significant unfavorable impact on sales volume; however, gross profit margin improved due primarily to better employee utilization and, to a lesser extent, the favorable impact of mix of sales driven by the Services segment. Gross profit margin was 30.1% and 29.0% for the years ended December 31, 2020 and 2019, respectively. Services segment gross profit margins had a year-on-year increase of 180 basis points to 29.6% for the year ended December 31, 2020, due primarily to better employee utilization, favorable mix of sales on lower sales volume and Canadian wage subsidies. International segment gross margins had a year-on-year decrease of 100 basis points to 28.9% for the year ended December 31, 2020, due primarily to lower levels of employee utilization and sales mix. Products and Systems segment gross margins decreased by 500 basis points for the year ended December 31, 2020 to 41.5%, driven by unfavorable sales mix.

Operating Expenses

Operating expenses for the years ended December 31, 2020 and 2019 was as follows:

	For the year ended December 31,
	2020	2019
	($ in thousands)
Operating Expenses
Selling, general and administrative expenses	$157,157	$168,621
Impairment charges	106,062	—
Bad debt provision for troubled customers, net of recoveries	—	3,038
Pension withdrawal expense	—	848
Legal settlement and litigation charges, net	(220)	—
Research and engineering	2,892	3,045
Depreciation and amortization	13,520	16,733
Acquisition-related expense, net	337	875

Operating expenses increased $86.6 million, or 44.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due predominantly to impairment charges of $106.1 million in 2020 as more fully described in Note 8-Goodwill, Note 9-Intangible Assets and Note 17-Leases to the consolidated financial statements. Amortization expense decreased from prior year due to a lower net carrying amount of intangible assets as a result of the 2020 impairment charges. Selling, general and administrative expenses decreased $11.5 million, or 6.8% for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the Company's cost reduction and efficiency program initiated during the first quarter of 2020 in response to COVID-19 as more fully described in 2020 Developments under the Overview of this section. Transactional foreign exchange expense, which is included within selling, general and administrative expenses, was approximately $3.6 million higher in 2020 as compared to 2019, due to volatility in certain foreign currencies.

Income (Loss) from Operations

The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items (unaudited) for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
	($ in thousands)
Services:
Income (loss) from operations (GAAP)	$(44,222)	$49,593
Pension withdrawal expense	—	848
Impairment charges	86,200	—
Bad debt provision for troubled customers, net of recoveries	—	3,018
Reorganization and other costs	141	302
Legal settlement and litigation charges, net	81	—
Acquisition-related expense (benefit), net	337	541
Income before special items (unaudited, non-GAAP)	$42,537	$54,302
International:
Income (loss) from operations (GAAP)	$(21,855)	$5,856
Impairment charges	19,862	—
Reorganization and other costs	1,290	266
Bad debt provision for troubled customers, net of recoveries	—	20
Income (loss) before special items (unaudited, non-GAAP)	$(703)	$6,142
Products and Systems:
Loss from operations (GAAP)	$(936)	$(529)
Reorganization and other costs	5	218
Loss before special items (unaudited, non-GAAP)	$(931)	$(311)
Corporate and Eliminations:
Loss from operations (GAAP)	$(34,204)	$(30,783)
Legal settlement and litigation charges, net	(301)	—
Loss on debt modification	645	—
Reorganization and other costs	177	104
Acquisition-related expense (benefit), net	—	334
Loss before special items (unaudited, non-GAAP)	$(33,683)	$(30,345)
Total Company:
Income (loss) from operations (GAAP)	$(101,217)	$24,137
Pension withdrawal expense	—	848
Impairment charges	106,062	—
Bad debt provision for troubled customers, net of recoveries	—	3,038
Legal settlement and litigation charges, net	(220)	—
Loss on debt modification	645	—
Reorganization and other costs	1,613	890
Acquisition-related expense (benefit), net	337	875
Income before special items (unaudited, non-GAAP)	$7,220	$29,788

See section Note about Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Total Company income from operations (GAAP) decreased by $125.4 million, or 519.3% compared to the year ended December 31, 2019. Total Company income (loss) before special items (non-GAAP) decreased by $22.6 million or 75.8%

compared with the year ended December 31, 2019. Operating expenses, excluding special items (non-GAAP), as a percentage of revenue, was 28.9% for the year ended December 31, 2020 compared to 25.0% for the year ended December 31, 2019. The COVID-19 outbreak and volatility in oil prices has adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors and was the primary reason for the impairment charges. Income before special items as a percentage of revenue decreased by 280 basis points to 1.2% for the year ended December 31, 2020 from 4.0% for the year ended December 31, 2019. These negative factors have resulted in significant volatility and uncertainty in the markets in which we operate. We are currently unable to predict or determine the overall impact that the COVID-19 pandemic and change in oil prices may have on our business, results of operations, or liquidity. Refer to Item 1A. Risk Factors in Part I of this annual report for further discussion.

Interest Expense

Interest expense was $13.0 million and $13.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. The decrease was due to lower average level of borrowings on our Credit Agreement attributable primarily to payments on borrowings for the acquisition completed during the fourth quarter of 2018, partially offset by an increase in the base borrowing rate effected during the second quarter as a result of the May 2020 amendment to our Credit Agreement.

Income Taxes

Our effective income tax rate was approximately 12.9% for the year ended December 31, 2020, compared to 41.8% for the year ended December 31, 2019. The decrease in effective tax rate was primarily driven by the impact of the non-deductible goodwill impairment partially offset by the benefit from the carryback of the current year domestic net operating loss, along with a decrease in the impact on our effective tax rate of nondeductible share based compensation, and foreign rate changes.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of our estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit of $1.9 million. We project that the income tax effects of the CARES Act will result in a cash refund of $4.8 million in 2021 of taxes paid in prior years.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows, but does not expect it to have a material impact.

In response to the COVID-19 pandemic, the American Rescue Plan Act was signed into law on March 11, 2021. This act, among other things, provides economic relief provisions to individuals and funding to certain businesses and programs. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows, but does not expect it to have a material impact.

On June 28, 2019, the Canadian province of Alberta enacted the Job Creation Tax Cut which reduced the Alberta corporate income tax rate from 12% to 11% starting in 2019 with further annual reductions to 10% in 2020, 9% in 2021, and 8% in 2022. This rate reduction had a favorable impact of approximately $1.9 million on our net deferred tax liabilities in this jurisdiction in 2019. As part of Alberta’s Recovery plan associated with the COVID-19 pandemic, Alberta accelerated the decrease in income tax rates from 10% in 2020 to 8% effective July 1, 2020. The accelerated tax rate reduction did not have a material impact on our net deferred tax liabilities but did reduce current taxes.

Income tax expense varies as a function of pre-tax income and the level of non-deductible expenses, such as certain amounts of meals and entertainment expense, valuation allowances, and other permanent differences. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective income tax rate may fluctuate over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

Liquidity and Capital Resources

Overview

The Company has funded its operations from cash provided from operations, bank borrowings and lease financings. Management believes that the Company's existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our credit agreement will be more than sufficient to meet anticipated cash needs over the next 12 months. The Company generated operating cash flow of $67.8 million and $59.1 million for the years ended December 31, 2020 and 2019, respectively. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $15.8 million and $22.9 million for the years ended December 31, 2020 and 2019, respectively.

Cash Flows Table

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
($ in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$67,802	$59,110
Investing activities	(14,969)	(25,280)
Financing activities	(44,169)	(44,137)
Effect of exchange rate changes on cash	2,080	(221)
Net change in cash and cash equivalents	$10,744	$(10,528)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2020 was $67.8 million, an increase of $8.7 million from the prior year. The increase was primarily attributable to movements in working capital driven by the increase in net accounts receivable collections of $19.0 million offset by less net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $15.0 million, a decrease of $10.3 million from the prior year as a response to the COVID-19 pandemic. In addition, the Company used $7.1 million less of cash for purchases of property, plant and equipment and intangible assets in 2020 compared to 2019. In 2019, the Company used $4.2 million for acquisitions, net of dispositions.

Cash Flows from Financing Activities

Net cash used by financing activities for the year ended December 31, 2020 was $44.2 million, compared to $44.1 million for the year ended December 31, 2019. During the year ended December 31, 2020, net repayment of debt was approximately $0.4 million higher compared to 2019. In addition, for the year ended December 31, 2020 we incurred $1.2 million and $1.5 million of additional acquisition-related contingent consideration and financing costs compared to 2019, respectively offset by $2.7 million less taxes paid related to net share settlement of share-based awards.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement as modified and described in Note 11-Long-Term Debt of the Notes to Consolidated Financial Statements in this Annual Report, under the heading "Senior Credit Facility", the provisions of which are incorporated herein.

As of December 31, 2020, we had cash and cash equivalents totaling $25.8 million and available borrowing capacity of up to $50.4 million under our existing Credit Agreement. Borrowings of $210.1 million and letters of credit of $4.3 million were outstanding under the Credit Agreement at December 31, 2020. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. See 11-Long-Term Debt to the consolidated financial statements for additional information.

As of December 31, 2020, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow generated from our operating activities and borrowings under our Credit Agreement. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. Acquisitions, if any, are funded through available cash and borrowings under the Credit Agreement.

Future Uses of Cash

We expect our future uses of cash will primarily be for repayment of debt, international expansion, purchases or manufacture of field-testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we annually fund a certain amount of replacement equipment, including a portion of our fleet vehicles. We historically spend approximately 2% to 3% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for each of the years ended December 31, 2020 and 2019 were approximately 2.7% and 3.1% of revenues, respectively. However, the current COVID-19 coronavirus pandemic will negatively impact our cash flow and our uses of cash, particularly if we experience a material reduction in our revenues due to ongoing actions taken to combat the spread of the virus. We continue to take steps to reduce spending and preserve cash.

As a result of restrictions in our credit agreement, as amended, we do not expect to make any acquisitions in 2021 other than small acquisitions with the banks’ approval. We acquired one company during each of the years ended December 31, 2019 and 2018, for an aggregate cash outlay of $144.2 million. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, finance leases, long-term debt repayments and various other obligations as they arise.

We also expect to use cash to support our working capital requirements for our operations, particularly in the event of further growth and due to the impacts of seasonality on our business. Our future working capital requirements will depend on many factors, including the rate of our revenue growth, our introduction of new solutions and enhancements to existing solutions and our expansion of sales and marketing and product development activities. To the extent that our cash and cash equivalents and future cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, or public or private equity, or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products that will complement our existing operations. In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on acceptable terms.

Contractual Obligations

We generally do not enter into long-term minimum purchase commitments. Our principal commitments, in addition to those related to our long-term debt discussed below, consist of obligations under facility leases for office space and equipment leases and contingent consideration obligations in connection with our acquisitions.

The following table summarizes our outstanding contractual obligations as of December 31, 2020:

($ in thousands)	Total	2021	2022	2023	2024	2025	Thereafter

Long-term debt(1)	$220,216	$10,678	$11,551	$194,191	$1,282	$799	$1,715
Finance lease obligations(2)	16,337	5,353	4,087	3,194	2,261	688	754
Right-of-use obligations(2)	56,440	12,588	10,495	8,907	7,042	5,150	12,258
Contingent consideration obligations(3)	1,640	1,300	340	—	—	—	—
Purchase commitments(4)	1,250	1,250	—		—	—	—
Total	$295,883	$31,169	$26,473	$206,292	$10,585	$6,637	$14,727
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

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has established policies and control procedures intended to ensure that estimation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The accounting policies that we believe require more significant estimates and assumptions include: revenue recognition, long-lived assets and goodwill. We base our estimates and assumptions on historical experience, known or expected trends and various other assumptions that we believe to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause our future results to be significantly affected.

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

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2020 and December 31, 2019, we had $92.7 million and $98.6 million in net property, plant and equipment, respectively, and $68.6 million and $109.5 million in intangible assets, net, respectively. See Note 9-Intangible Assets to the consolidated financial statements for the 2020 impairment charge.

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

In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test.

As a result of our adopting ASU 2017-04, impairment will be recorded in the amount that fair value is less than carrying value, as the ASU eliminated step two of the goodwill quantitative impairment process. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors. Sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting units and could result in non-cash impairment charges that could be material to our consolidated balance sheet or results of operations.

During the first quarter of 2020, our market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of the Company’s peer group, and the overall U.S. stock market also declined significantly amid market volatility. In addition, oil prices had dropped significantly. These declines were driven in large part by the uncertainty surrounding the COVID-19 pandemic and other macroeconomic events such as the geopolitical tensions between OPEC and Russia. Based on these factors, we concluded that multiple triggering events occurred and, accordingly, an interim quantitative goodwill impairment test was performed for each reporting unit as of March 31, 2020.

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, we recorded an aggregate impairment charge of $77.1 million, which included $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment.

We elected to perform a qualitative assessment of goodwill on October 1, 2020. Our qualitative assessment considered relevant events and circumstances occurring since our interim quantitative goodwill impairment test performed as of March 31, 2020. Specifically, we considered changes in macroeconomic conditions, industry and market conditions, our internal forecasts of future revenue and expenses, our stock price, any significant events affecting the Company and actual changes in the carrying values of our net assets. After considering all positive and negative evidence for the assessment as of October 1, 2020, we concluded that it was not more likely than not that our carrying values exceeded fair values and as such, no additional impairment was indicated.

Additionally, as of December 31, 2020, there are no indicators of an impairment. See Note 8-Goodwill to the consolidated financial statements for additional information regarding the 2020 impairment charge.

Acquisitions

We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities as well as identifiable intangible assets, such as customer relationships, technology, non-compete agreements and trade names. Allocations are based on estimated fair values of assets and liabilities, which reflects assumptions that would be made by typical market participants if they were to buy or sell each asset on an individual asset basis. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisitions' future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements as defined in Accounting Standards Update ("ASC") 820 Fair Value Measurements and Disclosure. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. We typically engage third-party valuation experts to assist in determining the fair values for both identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations. See Note 7-Acquisitions and Disposition to the consolidated financial statements for additional information.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1-Summary of Significant Accounting Policies and Practices to the consolidated financial statements.

ITEM 7A.                                       Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $175 million revolving credit facility as well as our $100.0 million senior secured term loan A facility are based on LIBOR, plus an additional margin based on our Funded Debt Leverage Ratio. Based on the amount of variable rate debt, $210.1 million at December 31, 2020, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $2.1 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. Gains and losses relating to nonfunctional currency transactions, are reported in the Consolidated statements of income. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. Translation adjustments for these movements are recorded as a separate component of Accumulated Other Comprehensive Income in Stockholder Equity. An unfavorable 10% change (strengthening) in the average U.S. Dollar exchange rates for the year ended December 31, 2020 would cause a decrease to our operating loss of approximately $5.9 million. This was primarily driven by our operating losses impacted by impairment charges recorded on March 31, 2020 in certain of our international locations which is more fully described in note 8-Goodwill, 9-Intangible Assets and 17-Leases to the consolidated financial statements. Adjusted for the impairment charges, an unfavorable 10% change (strengthening) in the average U.S. Dollar exchange rates for the year ended December 31, 2020 would cause a decrease in adjusted operating income of approximately $0.3 million. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill for the services and European reporting units

As discussed in Note 1 to the consolidated financial statements, the company tests goodwill for impairment annually on October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The company considers the income and market approaches to estimate the fair value of its reporting units. As of December 31, 2020, the Company had goodwill of $206.0 million, of which a portion related to the services and European reporting units. During the year ended December 31, 2020, the Company recognized goodwill impairment charges of $77.1 million, of which $57.2 million pertained to the services reporting unit and $19.3 million pertained to the European reporting unit.

We identified the evaluation of goodwill impairment for the services and European reporting units as a critical audit matter. Auditor judgment was required to evaluate the selection of discount rates, revenue growth rates, gross margins, and selling, general, and administrative expense used in the income approach as they represented subjective determinations of future market or economic conditions. Additionally, the audit effort associated with the evaluation of goodwill for impairment for the services and European reporting units required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment evaluation process, including controls related to management’s selection of discount rates, revenue growth rates, gross margins, and selling, general, and administrative expense. We evaluated the reasonableness of management’s forecasted revenue growth rates, gross margins, and selling, general, and administrative expense by comparing the forecasts to historical revenue growth rates, gross margins, and selling, general, and administrative expense and relevant industry reports. We evaluated the Company’s ability to accurately estimate future revenue growth rates, gross margins, and selling, general, and administrative expense by comparing the historical projected revenue growth rates, gross margins, and selling, general, and administrative expense to actual results for the same period. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s methodology used to estimate the discount rates
•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
•testing the estimate of fair value of the services and European reporting units by using the Company’s projected cash flows as well as our discount rate range and comparing the results to the Company’s fair values.

Assessment of impairment of a certain asset group within the services segment

As discussed in Note 1 to the consolidated financial statements, the company reviews the recoverability of its long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. The assessment for potential impairment is based on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total expected future undiscounted cash flows are less than the carrying amount of the assets, an impairment loss is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The company considers the income and market approaches to estimate the fair value of its asset groups. During the year ended December 31, 2020, the Company recognized long-lived asset impairment charges of $28.8 million of which $28.5 million related to a certain asset group within the services segment.

We identified the assessment of impairment of a certain asset group as a critical audit matter. Auditor judgment was required to evaluate the selection of the discount rate, revenue growth rates, gross margins, and selling, general, and administrative expense used in the income approach as they represented subjective determinations of future market or economic conditions. Additionally, the audit effort associated with the evaluation of the asset group for impairment required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s long-lived asset impairment evaluation process, including controls related to management’s selection of the discount rate, revenue growth rates, gross margins, and selling, general, and administrative expense. We evaluated management’s forecasted revenue growth rates, gross margins, and selling, general, and administrative expense by comparing them to historical revenue growth rates, gross margins, and selling, general, and administrative expense and relevant industry reports. We evaluated the Company’s ability to accurately estimate future revenue growth rates, gross margins, and selling, general, and administrative expense by comparing the historical projected revenue growth rates, gross margins, and selling, general, and administrative expense to actual results for the same period. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s methodology used to estimate the discount rate
•evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities
•testing the estimate of fair value of the asset group by using the Company’s projected cash flows as well as our discount rate range and comparing the results to the Company’s fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013

Short Hills, New Jersey
March 16, 2021

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$25,760	$15,016
Accounts receivable, net	107,628	135,997
Inventories	13,134	13,413
Prepaid expenses and other current assets	16,066	14,729
Total current assets	162,588	179,155
Property, plant and equipment, net	92,681	98,607
Intangible assets, net	68,642	109,537
Goodwill	206,008	282,410
Deferred income taxes	2,069	1,786
Other assets	51,325	48,383
Total Assets	$583,313	$719,878

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,240	$15,033
Accrued expenses and other current liabilities	78,500	81,389
Current portion of long-term debt	10,678	6,593
Current portion of finance lease obligations	3,765	4,131
Income taxes payable	2,664	2,094
Total current liabilities	109,847	109,240
Long-term debt, net of current portion	209,538	248,120
Obligations under finance leases, net of current portion	11,115	13,043
Deferred income taxes	8,236	21,290
Other long-term liabilities	47,358	42,163
Total Liabilities	$386,094	$433,856

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,234,143 and 28,945,472 shares issued	292	289
Additional paid-in capital	234,638	229,205
Retained earnings (deficit)	(21,848)	77,613
Accumulated other comprehensive loss	(16,061)	(21,285)
Total Mistras Group, Inc. stockholders’ equity	197,021	285,822
Non-controlling interests	198	200
Total Equity	197,219	286,022
Total Liabilities and Equity	$583,313	$719,878

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	For the year ended December 31,
	2020	2019	2018

Revenue	$592,571	$748,586	$742,354
Cost of revenue	391,855	509,489	512,024
Depreciation	22,185	21,800	22,456
Gross profit	178,531	217,297	207,874
Selling, general and administrative expenses	156,937	168,621	165,702
Bad debt provision for troubled customers, net of recoveries	—	3,038	650
Impairment charges	106,062	—	—
Pension withdrawal expense	—	848	5,886
Gain on sale of subsidiary	—	—	(2,384)
Research and engineering	2,892	3,045	3,310
Depreciation and amortization	13,520	16,733	11,957
Acquisition-related expense, net	337	875	532
Income (loss) from operations	(101,217)	24,137	22,221
Interest expense	12,955	13,698	7,950
Income (loss) before provision for income taxes	(114,172)	10,439	14,271
Provision (benefit) for income taxes	(14,706)	4,359	7,426
Net income (loss)	(99,466)	6,080	6,845
Less: net income (loss) attributable to noncontrolling interests, net of taxes	(5)	20	9
Net income (loss) attributable to Mistras Group, Inc.	$(99,461)	$6,060	$6,836
Earnings (loss) per common share
Basic	$(3.41)	$0.21	$0.24
Diluted	$(3.41)	$0.21	$0.23
Weighted average common shares outstanding:
Basic	29,147	28,740	28,406
Diluted	29,147	29,046	29,427

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,
	2020	2019	2018

Net income (loss)	$(99,466)	$6,080	$6,845

Other comprehensive income (loss):
Foreign currency translation adjustments	5,227	6,275	(10,757)
Comprehensive income (loss)	(94,239)	12,355	(3,912)
Less: net income (loss) attributable to noncontrolling interests	(5)	20	9
Less: Foreign currency translation adjustments attributable to noncontrolling interests	3	3	(5)
Comprehensive income (loss) attributable to Mistras Group, Inc.	$(94,237)	$12,332	$(3,916)

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at December 31, 2017	28,295	$282	$222,425	$64,717	$(16,805)	$270,619	$173	$270,792
Net income	—	—	—	6,836	—	6,836	9	6,845
Other comprehensive loss, net of tax	—	—	—	—	(10,752)	(10,752)	(5)	(10,757)
Share-based payments	243	3	6,106	—	—	6,109	—	6,109
Net settlement on vesting of restricted stock units	—	—	(2,188)	—	—	(2,188)	—	(2,188)
Exercise of stock options	25	—	273	—	—	273	—	273
Balance at December 31, 2018	28,563	$285	$226,616	$71,553	$(27,557)	$270,897	$177	$271,074
Net income	—	—	—	6,060	—	6,060	20	6,080
Other comprehensive income, net of tax	—	—	—	—	6,272	6,272	3	6,275
Share-based payments	30	—	5,759	—	—	5,759	—	5,759
Net settlement on vesting of restricted stock units	349	4	(3,202)	—	—	(3,198)	—	(3,198)
Exercise of stock options	3	—	32	—	—	32	—	32
Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net loss	—	—	—	(99,461)	—	(99,461)	(5)	(99,466)
Other comprehensive income, net of tax	—	—	—	—	5,224	5,224	3	5,227
Share-based payments	—	—	5,930	—	—	5,930	—	5,930
Net settlement of restricted stock units	289	3	(497)	—	—	(494)	—	(494)
Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2020	2019	2018

Cash flows from operating activities
Net income (loss)	$(99,466)	$6,080	$6,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	35,705	38,533	34,413
Deferred income taxes	(13,409)	(3,599)	1,859
Share-based compensation expense	5,851	5,766	6,107
Impairment charges	106,062	—	—
Bad debt provision for troubled customers, net of recoveries	—	3,038	650
Foreign currency (gain) loss	3,010	(535)	1,311
Gain on sale of subsidiary	—	—	(2,384)
Fair value adjustments to contingent consideration	337	511	(716)
Other	2,398	1,804	462
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	27,313	8,298	(10,349)
Inventories	84	(302)	(2,764)
Prepaid expenses and other assets	(1,288)	3,289	1,400
Accounts payable	(1,020)	1,138	2,948
Accrued expenses and other liabilities	1,841	(5,042)	5,663
Income taxes payable	384	131	(3,781)
Net cash provided by operating activities	67,802	59,110	41,664
Cash flows from investing activities
Purchase of property, plant and equipment	(15,396)	(22,047)	(20,584)
Purchase of intangible assets	(376)	(873)	(541)
Disposition of business	—	—	4,239
Acquisition of businesses, net of cash acquired	—	(4,228)	(139,980)
Proceeds from sale of equipment	803	1,868	1,416
Net cash used in investing activities	(14,969)	(25,280)	(155,450)
Cash flows from financing activities
Repayment of finance lease obligations	(4,095)	(4,545)	(5,813)
Proceeds from borrowings of long-term debt	2,284	983	2,358
Repayment of long-term debt	(5,976)	(6,857)	(2,746)
Proceeds from revolver	35,750	32,000	175,176
Repayments of revolver	(68,050)	(61,700)	(49,991)
Payments of debt issuance costs	(1,497)	—	(826)
Payment of contingent consideration for business acquisitions	(2,091)	(852)	(2,277)
Taxes paid related to net share settlement of share-based awards	(494)	(3,198)	(2,185)
Proceeds from the exercise of stock options	—	32	273
Net cash provided by (used in) financing activities	(44,169)	(44,137)	113,969
Effect of exchange rate changes on cash and cash equivalents	2,080	(221)	(2,180)
Net change in cash and cash equivalents	10,744	(10,528)	(1,997)
Cash and cash equivalents:
Beginning of period	15,016	25,544	27,541
End of period	$25,760	$15,016	$25,544
Supplemental disclosure of cash paid
Interest, net	$12,465	$14,158	$7,751
Income taxes, net	$(543)	$6,096	$10,983
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,849	$9,502	$4,845

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies and Practices

Description of Business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “OneSource™” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization's most critical industrial and civil assets.

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

The company's core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

The Company became the primary beneficiary in July 2020 of a VIE in which the Company has a 49% interest in a limited partnership, and a 49% shareholder in the corporate general partner of the limited partnership. The Company consolidated the financial statements of the VIE with the financial statements of the Company. As of and the for the year ended December 31, 2020, the VIE had immaterial assets and had no revenue. The Company is the primary sub-contractor of the VIE.

The accompanying audited consolidated financial statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated VIE. For subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying consolidated balance sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying consolidated statements of income (loss). All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition.

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

Accounts Receivable and Allowance for Credit Losses (formerly Allowance for Doubtful Accounts)

The Company maintains an allowance for credit losses on its accounts receivable balances, which represents its best estimate of current expected credit losses over the contractual life of the accounts receivable. Beginning January 1, 2020, when evaluating the adequacy of its allowance for credit losses each reporting period, the Company analyzes accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivable balances, payment terms (primarily with 30 day terms), geographic location, historical loss experience, current information, and future expectations (generally considered one year which is consistent with expected collectability of the Company's trade receivables).

The Company monitors and considers whether historical loss rates are consistent with expectation of supportable forward-looking estimates for its trade receivables noting no current or future economic considerations that would require adjusting the Company’s historical loss experience. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through credit loss expense, which is presented within Selling, general and administrative expenses in the Consolidated statements of income.

During the year ended December 31, 2020, the Company recorded a net provision for expected credit losses of $0.7 million.

Concentration of Credit Risk

For each of the years ended December 31, 2020 and 2019, no customer represented 10% or more of the Company's revenue.

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

In testing for goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test.

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

See Note 8-Goodwill for additional information related to the Company's goodwill impairment tests during 2020.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $0.8 million, $2.1 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in selling, general and administrative expenses, and were approximately $3.1 million, $(0.5) million, and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Share-based Compensation

The value of services received from employees and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Such value is recognized as a non-cash expense on a straight-line basis over the minimum period the individual provides services, which is typically the vesting period of the award with the exception of awards with graded vesting that contain an internal performance measure where each tranche is recognized on a straight-line basis over its vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. Awards to certain employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense is reduced for estimated forfeitures. The cost of these awards is recorded in selling, general and administrative expense in the Company’s consolidated statements of income.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of a deferred income tax asset will not be realized. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years. US GAAP prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. US GAAP also provides guidance on de-recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures required. Interest and penalties related to unrecognized tax positions are recognized as incurred within “provision for income taxes” in the consolidated statements of income.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The ultimate impact of the CARES Act may differ from the estimated impact the Company recorded during this period due to changes in interpretations and guidance that may be issued and actions the Company may take in response to the CARES Act. The Company will continue to assess the impact that various provisions of the CARES Act, and how they are interpreted and effected, will have on its business.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities related to outside basis differences. The standard is effective for interim and annual periods beginning January 1, 2021, with certain amendments applied prospectively and others requiring retrospective application. Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company did not elect early adoption and is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

2. Revenue

The Company derives the majority of its revenue by providing services on a time and material basis and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. The Company provides highly integrated and bundled inspection services to its customers. Some of our contracts have multiple performance obligations, most commonly due to the contract providing both goods and services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company's best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.

Contract modifications are not routine in the performance of the Company's contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the goods and services that are provided. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as a separate contract.

The Company's performance obligations are satisfied over time as work progresses or at a point in time. The majority of the Company's revenue recognized over time as work progresses is related to the Company's service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. Revenue is recognized on a cost-to-cost method tracked on an input basis.

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

Revenue by category

The following series of tables present our disaggregated revenues by segment:

Revenue by industry was as follows:

Year ended December 31, 2020	Services	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$298,605	$39,728	$430	$—	$338,763
Aerospace & Defense	50,813	18,166	1,292	—	$70,271
Industrials	44,919	19,657	1,852	—	$66,428
Power generation & Transmission	30,005	7,559	2,323	—	$39,887
Other Process Industries	24,671	10,029	171	—	$34,871
Infrastructure, Research & Engineering	17,070	10,353	6,364	—	$33,787
Other	10,081	2,064	4,017	(7,598)	$8,564
Total	$476,164	$107,556	$16,449	$(7,598)	$592,571

Year ended December 31, 2019	Services	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$390,815	$44,447	$756	$—	$436,018
Aerospace & Defense	51,390	41,224	1,237	—	$93,851
Industrials	64,622	21,405	3,187	—	$89,214
Power generation & Transmission	30,300	10,289	2,726	—	$43,315
Other Process Industries	28,495	10,196	418	—	$39,109
Infrastructure, Research & Engineering	14,269	9,520	9,316	—	$33,105
Other	15,239	7,190	943	(9,398)	$13,974
Total	$595,130	$144,271	$18,583	$(9,398)	$748,586

Year ended December 31, 2018	Services	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$378,904	$37,953	$1,255	$—	$418,112
Aerospace & Defense	50,500	54,853	2,355	—	107,708
Industrials	60,594	26,209	3,097	—	89,900
Power generation & Transmission	30,687	8,522	4,904	—	44,113
Other Process Industries	26,425	9,497	124	—	36,046
Infrastructure, Research & Engineering	11,283	9,032	5,246	—	25,561
Other	16,226	7,382	6,445	(9,139)	20,914
Total	$574,619	$153,448	$23,426	$(9,139)	$742,354

Revenue per key geographic location was as follows:

Year ended December 31, 2020	Services	International	Products & Systems	Corp/Elim	Total
United States	$406,437	$911	$7,551	$(3,410)	$411,489
Other Americas	68,150	4,581	550	(446)	72,835
Europe	904	99,953	3,154	(3,470)	100,541
Asia-Pacific	673	2,111	5,194	(272)	7,706
Total	$476,164	$107,556	$16,449	$(7,598)	$592,571

Year ended December 31, 2019	Services	International	Products & Systems	Corp/Elim	Total
United States	$487,408	$631	$12,011	$(4,918)	$495,132
Other Americas	104,081	7,659	407	(407)	111,740
Europe	2,342	127,581	1,940	(3,978)	127,885
Asia-Pacific	1,299	8,400	4,225	(95)	13,829
Total	$595,130	$144,271	$18,583	$(9,398)	$748,586

Year ended December 31, 2018	Services	International	Products & Systems	Corp/Elim	Total
United States	$478,853	$568	$11,493	$(3,500)	$487,414
Other Americas	90,823	7,995	1,068	(1,638)	98,248
Europe	4,252	138,948	3,958	(3,846)	143,312
Asia-Pacific	691	5,937	6,907	(155)	13,380
Total	$574,619	$153,448	$23,426	$(9,139)	$742,354

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

Revenue recognized for 2020 and 2019, that was included in the contract liability balance at the beginning of the year was $4.6 million and $4.3 million, respectively. Changes in the contract asset and liability balances during the years ended December 31, 2020 and 2019, were not impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the asset that the Company otherwise would have recognized is one year or less.

3. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net by the sum of (1) the weighted average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflect: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings per share:

	For the year ended December 31,
	2020	2019	2018
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(99,461)	$6,060	$6,836
Denominator
Weighted average common shares outstanding	29,147	28,740	28,406
Basic earnings (loss) per share	$(3.41)	$0.21	$0.24

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(99,461)	$6,060	$6,836
Denominator
Weighted average common shares outstanding	29,147	28,740	28,406
Dilutive effect of stock options outstanding	—	98	683
Dilutive effect of restricted stock units outstanding	—	208	338
	29,147	29,046	29,427
Diluted earnings (loss) per share	$(3.41)	$0.21	$0.23

The following potential common shares were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended December 31,
	2020	2019	2018
Potential common stock attributable to restricted stock units (RSUs) and performance stock units (PSUs) outstanding (1)	790	42	1
Potential common stock attributable to stock options outstanding	5	5	5
Total	795	47	6

 (1) For the twelve months ended December 31, 2020, 254 shares related to RSUs/PSUs, were excluded from the calculation of diluted EPS due to the net loss for the period.

4. Accounts Receivable

Accounts receivable consist of the following:

	December 31,
	2020	2019
Trade accounts receivable	$115,841	$144,282
Allowance for credit losses	(8,213)	(8,285)
Accounts receivable, net	$107,628	$135,997

The Company had $11.9 million and $22.2 million of unbilled revenues accrued as of December 31, 2020 and December 31, 2019, respectively, which is included within the trade accounts receivable balance above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking its damages. Accordingly, the Company recorded a reserve of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables. The status of this situation has not changed during 2020. See Note 18-Commitments and Contingencies for additional details.

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

5. Inventories

Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$5,006	$5,314
Work in progress	770	1,549
Finished goods	4,640	3,957
Consumable supplies	2,718	2,593
Inventories	$13,134	$13,413

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		December 31,
	Useful Life	2020	2019
	(Years)
Land		$2,724	$2,672
Building and improvements	30-40	25,731	24,537
Office furniture and equipment	5-8	16,980	17,227
Machinery and equipment	5-7	237,253	225,974
		282,688	270,410
Accumulated depreciation and amortization		(190,007)	(171,803)
Property, plant and equipment, net		$92,681	$98,607

Depreciation expense was approximately $24.7 million, $24.2 million, and $24.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

7. Acquisitions and Disposition

Acquisitions

The Company did not complete any acquisitions during the year ended December 31, 2020.

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

The following table summarizes the final fair value of the assets acquired and liabilities assumed and the Company's allocation of purchase price:

2019
Cash paid	$4,380
Working capital adjustments	$(152)
Fair value of contingent consideration	$1,342
Total consideration	$5,570

Current net assets	$142
Other assets	$34
Property, plant and equipment	$65
Intangibles	$3,594
Goodwill	$1,735
Net assets acquired	$5,570

The Company accounted for the acquisition completed in 2019 in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired businesses were included in the consolidated balance sheet based on their respective estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable. The amortization periods for the intangible assets acquired range from one year to eighteen years.

Disposition

During the third quarter of 2018, substantially all of the assets and liabilities of a subsidiary in the Products and Systems segment were sold for approximately $4.3 million. For the year ended December 31, 2018, the Company recognized a gain of approximately $2.4 million related to the sale, which is reported as a gain on sale of subsidiary on the consolidated statements of income (loss). The sale also included a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million (see Note 18-Commitments and Contingencies).

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense, net, on the consolidated statements of income and were as follows for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018
Due diligence, professional fees and other transaction costs	$—	$364	$1,248
Adjustments to fair value of contingent consideration liabilities	337	511	(716)
Acquisition-related expense, net	$337	$875	$532

The Company’s contingent consideration liabilities are recorded on the consolidated balance sheets in accrued expenses and other current liabilities and Other long-term liabilities.

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2018	$243,476	$35,783	$—	$279,259
Goodwill acquired during the year	1,535	—	—	1,535
Adjustments to preliminary purchase price allocations	(2,332)	—	—	(2,332)
Foreign currency translation	4,536	(588)	—	3,948
Balance at December 31, 2019	$247,215	$35,195	$—	$282,410
Impairment charges	(57,227)	(19,862)	—	(77,089)
Adjustments to preliminary purchase price allocations	200	—	—	200
Foreign currency translation	(76)	563	—	487
Balance at December 31, 2020	$190,112	$15,896	$—	$206,008

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During the first quarter of 2020, the Company’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of the Company’s peer group, and the overall U.S. stock market also declined significantly amid market volatility. In addition, oil prices had dropped significantly. These declines were driven in large part by the uncertainty surrounding the COVID-19 pandemic and other macroeconomic events such as the geopolitical tensions between OPEC and Russia. Based on these factors, the Company concluded that multiple triggering events occurred and, accordingly, an interim quantitative goodwill impairment test was performed for each reporting unit as of March 31, 2020. During the first quarter of 2020, the Company also performed an analysis to determine any impairment of long-lived assets (see Note 9-Intangible Assets) based on the triggering events noted above.

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which included $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Consolidated Statements of Income (Loss) for the year ended December 31, 2020.

The Company's cumulative goodwill impairment as of December 31, 2020 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment. The Company's cumulative goodwill impairment as of December 31, 2019 was $23.1 million, of which $13.2 million related to the Products and Systems segment and $9.9 million related to the International segment.

The Company elected to perform a qualitative assessment of goodwill on October 1, 2020. The Company's qualitative assessment considered relevant events and circumstances occurring since the interim quantitative goodwill impairment test performed as of March 31, 2020 (see previous paragraphs). Specifically, the Company considered changes in macroeconomic conditions, industry and market conditions, internal forecasts of future revenue and expenses, the Company's stock price, any significant events affecting the Company and actual changes in the carrying values of its net assets. After considering all positive and negative evidence for the assessment as of October 1, 2020, the Company concluded that it was not more likely than not that the carrying values of each reporting unit exceeded their respective fair values and as such, no additional impairment was indicated. Subsequent to October 1, 2020 through December 31, 2020, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows:

		December 31,
		2020				2019
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-18	$116,101	$(75,649)	$(2,206)	$38,246	$113,861	$(67,853)	$46,008
Software/Technology	3-15	77,326	(23,519)	(25,874)	27,933	77,914	(18,756)	59,158
Covenants not to compete	2-5	12,833	(12,162)	(212)	459	12,795	(11,630)	1,165
Other	2-12	11,120	(8,614)	(502)	2,004	10,813	(7,607)	3,206
Total		$217,380	$(119,944)	$(28,794)	$68,642	$215,383	$(105,846)	$109,537

As described in Note 8- Goodwill, during the first quarter of 2020, there were negative market indicators that were determined to be triggering events indicating a potential impairment of certain long-lived assets within asset groups in the Services, International, Products and Corporate segments. The asset groups are groupings of assets and liabilities determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability testing indicated that certain intangible assets and right of use assets (See Note 17-Leases) were potentially impaired. For asset groups that required an impairment measurement, similar to the valuations performed to determine the goodwill impairment, the Company used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an aggregate impairment charge of $28.8 million, which included $25.9 million to software/technology, $2.2 million to customer relationships, $0.5 million to other intangibles and $0.2 million to covenants not to compete, all of which are in the Services reporting unit within the Services segment and are included in Impairment charges on the consolidated statements of income (loss) for the year ended December 31, 2020.

Amortization expense for the years ended December 31, 2020, 2019 and 2018, was approximately $11.0 million, $14.3 million, and $10.2 million, respectively, including amortization of software/technology for these periods of $3.6 million, $5.6 million, and $1.4 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2020 related to the Company’s intangible assets is expected to be as follows:

Expected Amortization Expense
2021	$9,915
2022	9,433
2023	8,719
2024	7,355
2025	5,597
Thereafter	27,623
Total	$68,642

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020	2019
Accrued salaries, wages and related employee benefits	$30,214	$30,072
Contingent consideration	1,300	2,614
Accrued workers' compensation and health benefits	3,948	4,467
Deferred revenues	6,538	5,860
Right-of-use liability - Operating	10,348	10,133
Pension accrual	2,519	2,519
Other accrued expenses	23,633	25,724
Total accrued expenses and other current liabilities	$78,500	$81,389

11. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2020	2019
Senior credit facility	$120,312	$151,773
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.1 million	89,745	94,919
Other	10,159	8,021
Total debt	220,216	254,713
Less: Current portion	(10,678)	(6,593)
Long-term debt, net of current portion	$209,538	$248,120

Senior Credit Facility

The Company has a credit agreement with its banking group (“Credit Agreement”) which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility. Pursuant to the Amendment described below, the revolving line of credit was reduced from $300 million to $175 million. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

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

The Credit Agreement, as amended, provides that the Company may not make any acquisitions prior to June 30, 2021, and thereafter only if the Company's Funded Debt Leverage Ratio is less than 2.50 to 1, and after giving effect to such acquisition, its pro forma Funded Debt Leverage Ratio will not be greater than 3.25 to 1. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders or repurchase its stock, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.

The Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit.

As of December 31, 2020, the Company had borrowings of $210.1 million and a total of $4.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.1 million as of December 31, 2020, which is included in Other Assets on the consolidated balance sheet. The Amendment reduced the Company's total available loan capacity, amongst other things, and as a result, the Company expensed approximately $0.6 million in capitalized debt issuance costs during the second quarter of 2020, which is included in Selling, general and administrative expenses on the consolidated statements of income (loss).

As of December 31, 2020, the Company was in compliance with the terms of the Credit Agreement, as amended, and will continuously monitor its compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable, based on the amended covenants, that the Company will be able to comply with the financial covenants in the Credit Agreement as modified by the Amendment and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other Debt

The Company's other debt includes local bank financing provided at the local subsidiary levels used to support working capital requirements and fund capital expenditures. At December 31, 2020, there was approximately $10.2 million outstanding, payable at various times through 2030. Monthly payments range from $1 thousand to $18 thousand. Interest rates range from 0.4% to 3.5%.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2020 are as follows:

2021	$10,678
2022	11,551
2023	194,191
2024	1,282
2025	799
Thereafter	1,715
Total	$220,216

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	December 31,
	2020	2019
Balance at the beginning of the period:	$3,216	$2,365
Acquisitions	200	1,142
Payments	(2,091)	(852)
Accretion of liability	35	92
Revaluation	302	419
Foreign currency translation	(22)	50
Balance at the end of the period:	$1,640	$3,216

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

13. Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and directors under two employee stock ownership plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, although awards granted under the 2009 Plan remain outstanding in accordance with their terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2020, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 2,000,000, for a total of 3,700,000 shares that may be issued under the 2016 Plan, of which 1,787,000 shares were available for future grants as of December 31, 2020. As of December 31, 2020, there was an aggregate of approximately 5,000 stock options outstanding under the 2009 Plan.

Stock Options

For the years ended December 31, 2020, 2019 and 2018, the Company did not have any share-based compensation expense related to stock option awards. No stock options were granted during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, no unrecognized compensation costs remained related to stock option awards. Cash proceeds from, and the intrinsic value of, stock options exercised during the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	For the year ended December 31,
	2020	2019 [1]	2018
Cash proceeds from options exercised	$—	$32	$273
Aggregate intrinsic value of options exercised	$—	$4,530	$277
____________________
1 During 2019, 2.1 million stock options were net exercised, wherein the option holders surrendered a portion of the underlying stock option awards to pay the exercise price and required minimum tax withholding.

A summary of the stock option activity, weighted average exercise prices, and options outstanding and exercisable as of December 31, 2020, 2019 and 2018 is as follows (in thousands, except per share amounts and years):

	For the years ended December 31,
	2020		2019		2018
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	5	$22.35	2,105	$13.47	2,130	$13.43
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(2,093)	$13.45	(25)	$10.75
Expired or forfeited	—	$—	(7)	$10.00	—	$—
Outstanding at end of year:	5	$22.35	5	$22.35	2,105	$13.47

December 31, 2020
		Options Outstanding		Options Exercisable
Exercise Price	Total Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
22.35	5	1.2	$22.35	5	$22.35

Aggregate Intrinsic Value	$—			$—

Restricted Stock Unit Awards

Restricted Stock Units generally vest ratably on each of the first four anniversary dates of issuance. The Company recognized approximately $4.4 million, $4.0 million and $4.2 million of share-based compensation for the years ended December 31, 2020, 2019 and 2018, respectively, related to restricted stock unit awards. As of December 31, 2020, there were approximately $4.9 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.3 years. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows: (in thousands):

	For the year ended December 31,
	2020	2019	2018
Restricted stock awards vested	208	172	258
Fair value of awards vested	$837	$2,495	$5,319

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows (in thousands):

	For the year ended December 31,
	2020	2019	2018
Awards issued	68	30	19
Grant date fair value of awards issued	$326	$450	$400

A summary of the Company's outstanding, non-vested restricted share units is presented below (in thousands, except per share amounts):

	For the year ended December 31,
	2020		2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	559	$16.92	443	$20.55	532	$21.05
Granted	782	$3.79	339	$14.04	211	$19.20
Released	(208)	$18.71	(172)	$20.38	(258)	$20.48
Forfeited	(57)	$9.62	(51)	$17.71	(42)	$20.52
Outstanding at end of period:	1,076	$7.41	559	$16.92	443	$20.55

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company. The PRSU awards granted in 2019 included three performance metrics, as defined: (1) Operating Income, (2) Adjusted EBITDAS (defined as net income attributable to MISTRAS Group, Inc. plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense and certain acquisition related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange (gain) loss and, if applicable, certain special items which are noted) and (3) Revenue. There also is a discretionary portion of the 2019 PRSUs based on individual performance, granted at the discretion of the Compensation Committee (Discretionary PRSUs). PRSUs and Discretionary PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

For 2020 awards, the Compensation Committee changed the criteria for the PRSUs to four metrics, with no discretionary portion. Revenue and Adjusted EBITDAS were retained, and two additional metrics, free cash flow as a percentage of revenue and return on average book equity, replaced Operating Income. These two newly-added metrics are relative metrics, the performance of which are based upon how the Company performs relative to a peer group.

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

A summary of the Company's PRSU activity is presented below (in thousands, except per share amounts):

	For the year ended December 31,
	2020		2019		2018
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	260	$16.77	277	$17.80	278	$17.00
Granted	292	$3.68	190	$13.63	129	$19.46
Performance condition adjustments, net	(99)	$3.82	(106)	$13.77	(50)	$19.48
Released	(120)	$17.29	(101)	$17.19	(68)	$16.03
Forfeited	—	$—	—	$—	(12)	$16.16
Outstanding at end of period:	333	$8.84	260	$16.77	277	$17.80

For the year ended December 31, 2020, 292,000 PRSUs were granted. There was a 99,000 net unit reduction to these awards, which represents Company performance against target (including an increase of 1,000 units due to the Compensation Committee approving the final calculation of the award metrics for calendar year 2019), during the year ended December 31, 2020.

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

Compensation expense related to all PRSUs described above was $1.2 million, $1.3 million, and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was $1.1 million of total unrecognized compensation costs related to approximately 333,000 unvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.8 years.

For the years ended December 31, 2020, 2019 and 2018, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $0.6 million, $2.1 million, and $1.0 million, respectively.

14. Income Taxes

Income (loss) before provision for income taxes is as follows:

	For the year ended December 31,
	2020	2019	2018
Income (loss) before provision for income taxes from:
U.S. operations	$(54,190)	$7,334	$9,853
Foreign operations	(59,982)	3,105	4,418
Income (loss) before income taxes	$(114,172)	$10,439	$14,271

The provision for income taxes consists of the following:

	For the year ended December 31,
	2020	2019	2018
Current
Federal	$(6,278)	$2,712	$790
States and local	528	519	533
Foreign	4,006	4,572	3,824
Reserve for uncertain tax positions	(28)	99	337
Total current provision (benefit)	(1,772)	7,902	5,484
Deferred
Federal	(2,781)	315	2,966
States and local	(1,244)	(32)	399
Foreign	(10,045)	(4,095)	(2,089)
Total deferred provision (benefit)	(14,070)	(3,812)	1,276
Net change in valuation allowance	1,136	269	666
Net deferred provision (benefit)	(12,934)	(3,543)	1,942
Total provision (benefit) for income taxes	$(14,706)	$4,359	$7,426

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows:

	For the years ended December 31,
	2020		2019		2018
Federal tax at statutory rate	$(23,976)	21.0%	$2,192	21.0%	$2,997	21.0%
State taxes, net of federal benefit	(1,175)	1.0%	377	3.6%	737	5.1%
Foreign tax	(815)	0.7%	982	9.4%	807	5.7%
Goodwill impairment	10,003	(8.8)%	—	—%	—	—%
Nondeductible compensation	975	(0.9)%	1,581	15.2%	183	1.3%
US taxation of foreign earnings	56	—%	213	2.0%	228	1.6%
Permanent differences	944	(0.8)%	464	4.4%	361	2.5%
Transition tax, net of foreign tax credits	—	—%	—	—%	1,158	8.1%
Federal loss carryback	(1,938)	1.7%	—	—%	—	—%
Change in valuation allowance	1,136	(1.0)%	269	2.6%	666	4.7%
Impact of foreign tax rate changes	392	(0.3)%	(1,882)	(18.0)%	—	—%
Other	(308)	0.3%	163	1.6%	289	2.0%
Total provision (benefit) for income taxes	$(14,706)	12.9%	$4,359	41.8%	$7,426	52.0%

The permanent differences identified above include normal recurring differences, such as meals, entertainment and parking fringe benefits as well as a portion of the goodwill impairment charge.

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

On June 28, 2019, the Canadian province of Alberta enacted the Job Creation Tax Cut which reduced the Alberta corporate income tax rate from 12% to 11% starting in 2019 with further annual reductions to 10% in 2020, 9% in 2021, and 8% in 2022. This rate reduction had a favorable impact of approximately $1.9 million on the Company’s net deferred tax liabilities in this jurisdiction in 2019. As part of Alberta’s Recovery plan associated with the COVID-19 pandemic, Alberta accelerated the decrease in income tax rates from 10% in 2020 to 8% effective July 1, 2020. The accelerated tax rate reduction did not have a material impact on the Company’s net deferred tax liabilities but did reduce current taxes.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of our estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit of $1.9 million. The Company expects that the income tax effects of the CARES Act will result in a cash refund of approximately $4.8 million in 2021 of taxes paid in prior years.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. The Company does not currently expect the Appropriations Act to have a material impact on our consolidated financial position, results of operations, and cash flows.

In response to the COVID-19 pandemic, the American Rescue Plan Act was signed into law on March 11, 2021. This act, among other things, provides economic relief provisions to individuals and funding to certain businesses and programs. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows, but does not expect it to have a material impact.

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred income tax assets
Allowance for doubtful accounts	$1,054	$1,186
Inventory	459	359
Intangible assets	2,000	1,795
Accrued expenses	6,818	4,421
Net operating loss carryforward	4,190	3,832
Finance lease obligations	942	1,067
Capital losses	—	463
Deferred stock based compensation	920	1,145
Interest carryforward	—	1,372
Right-of-use liability	11,970	11,891
Credits	312	—
Other	1,507	398
Deferred income tax assets	30,172	27,929
Valuation allowance	(4,540)	(4,067)
Net deferred income tax assets	25,632	23,862
Deferred income tax liabilities
Property and equipment	(9,109)	(6,485)
Goodwill	(4,639)	(10,652)
Intangible assets	(6,058)	(14,311)
Right-of-use asset	(11,924)	(11,891)
Other	(69)	(27)
Deferred income tax liabilities	(31,799)	(43,366)
Net deferred income taxes	(6,167)	(19,504)

As of December 31, 2020, the Company had federal net operating loss carry forwards (NOLs) of approximately $0.1 million expiring in 2032 which may be used subject to limitation under Internal Revenue Code section 382. In addition, as of December 31, 2020, the Company had state and foreign NOLs of $14.8 million and $11.7 million, respectively. Approximately $8.9 million of the state NOLs expire at various times from 2031 to 2040, while the remainder of the Company's state NOLs do not expire. Approximately $0.1 million of the foreign NOLs expire at various times from 2023 to 2040, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on future reversals of existing taxable temporary differences, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and an assessment of estimated future taxable income, exclusive of reversing temporary differences and carryforwards, that incorporates ongoing, prudent and feasible tax planning strategies. At December 31, 2020 and December 31, 2019, the Company has a valuation allowance of approximately $4.5 million and $4.1 million, respectively, primarily against certain state and foreign NOLs and other specific deferred tax assets. The valuation allowance as of December 31, 2019, also applied against capital losses generated by the disposals of certain foreign subsidiaries. These losses expired in 2020, so no valuation allowance remains as of December 31, 2020. The net increase in the valuation allowance of approximately $0.5 million is primarily attributable to state and foreign net operating losses and changes in foreign exchange rates, offset by a reduction of expiring losses. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties:

	For the year ended December 31,
	2020	2019
Balance at beginning of period	$393	$723
Additions for tax positions related to the current fiscal period	—	—
Additions for tax positions related to prior years	32	217
Decreases for tax positions related to prior years	—	—
Current year acquisitions	—	—
Impact of foreign exchange fluctuation	(5)	13
Settlements	—	(465)
Reductions related to the expiration of statutes of limitations	(73)	(95)
Balance at end of period	$347	$393

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, there were approximately $0.3 million and $0.4 million of unrecognized tax benefits, respectively, including penalties and interest. If the Company recognized these unrecognized tax benefits, approximately $0.2 million would favorably affect the effective tax rate for both December 31, 2020 and December 31, 2019. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ended December 31, 2020, 2019 and 2018. The Company anticipates a decrease to its unrecognized tax benefits of $0.2 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2017 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before December 31, 2016.

Net income (loss) of foreign subsidiaries was $(55.7) million, $2.5 million, and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Generally, it has been the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As previously noted, the Tax Act made significant changes to the taxation of undistributed earnings, requiring that all previously untaxed earnings and profits of the Company's controlled foreign operations be subjected to the transition tax. Since these earnings have now been subjected to U.S. federal tax, they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes. As of December 31, 2020, the Company has not recognized a deferred tax liability for foreign withholdings and state taxes on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. The Company has estimated that the amount of the unrecorded deferred tax liability related to undistributed international earnings is approximately $1.8 million.

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

To respond to the economic downturn resulting from the COVID-19 pandemic, significant volatility in oil prices and decreased traffic in the aerospace industry, the Company temporarily suspended its 401(k) match effective with the second quarter of 2020. The Company’s contribution to the plan was $1.1 million, $4.1 million, and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company's subsidiary participated with other employers in contributing to the Boilermaker-Blacksmith National Pension Trust (EIN 48-6168020) (“Boilermakers”) and Plumbers and Pipefitters National Pension Fund (EIN 52-6152779) (“Pipefitters”), multi-employer defined benefit pension plans, which covers certain U.S. based union employees. The plans provide multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated Boilermakers and Pipefitters local unions. Both the Boilermakers and Pipefitters plans are between 66 percent and 75 percent funded as of the latest Form 5500 filed. The Company did not make any contributions to the Boilermakers during the years ended December 31, 2020 and 2019 while making de minimis contributions to the Pipefitters plan during the same periods. The Company’s contributions to the Boilermakers and Pipefitters plans, collectively, were $0.6 million for the year ended December 31, 2018. See Note 18-Commitments and Contingencies, Pension Related Contingencies, for additional detail.

The Company has other benefit plans covering certain employees throughout the Company. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

The Company leases its headquarters under an operating lease from a shareholder and officer of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during the year ended December 31, 2020 were approximately $0.7 million. See 17-Leases for further detail.

The Company receives benefits consulting services from Capital Management Enterprise (“CME”). Manuel N. Stamatakis, one of the Company's non-employee directors, is the Chief Executive Officer of CME. The Company does not pay any fees to CME and, any compensation CME receives related to work for the Company is received by commissions paid by the third-party benefit providers.

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

The Company’s Consolidated Balance Sheets include the following related to operating leases as of December 31, 2020 and 2019:

Leases	Classification	2020	2019
Assets:
ROU assets	Other Assets	$46,728	$45,817

Liabilities:
ROU liability - current	Accrued and other current liabilities	$10,348	$10,133
ROU liability - long-term	Other liabilities	37,689	36,750
Total ROU liabilities		$48,037	$46,883

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $3.8 million as of December 31, 2020 and $4.5 million as of December 31,

2019. Total rent payments for this facility were approximately $0.7 million and $1.0 million during the years ended December 31, 2020 and 2019. An agreement was reached with the related party to reduce rental payments by 20% and defer payments for 90 days for the lease of the Company’s headquarters, starting in June 2020 through December 2020 as part of COVID-19 related lease concessions.

As of December 31, 2020 and 2019, the total ROU assets attributable to finance leases are approximately $15.8 million and $19.2 million, respectively, which is included in Property, plant, and equipment, net on the Consolidated Balance Sheets.

As described in Note 9-Intangible Assets, the Company performed an analysis to determine whether there was any impairment of long-lived assets, which included the ROU assets, within the Services, International, and Products and Systems operating segments as well as Corporate. The result of the analysis was a $0.2 million impairment of a ROU asset in an asset group within the Services segment which is included in Impairment charges on the consolidated statements of income (loss) for the year ended December 31, 2020.

The components of lease costs for the year ended December 31, 2020 and 2019 are as follows:

	Classification	2020	2019
Finance lease expense:
Amortization of ROU assets	Depreciation and amortization	$4,544	$5,091
Interest on lease liabilities	Interest expense	847	824
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	13,383	12,937
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	66	43
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	838	1,220
Total		$19,678	$20,115

Additional information related to leases as of December 31, 2020 and 2019 is as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for finance leases:
Finance - financing cash flows	$4,095	$4,545
Finance - operating cash flows	847	824
Operating - operating cash flows	13,246	12,773
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$2,849	9,502
Operating leases	9,934	18,965
Weighted-average remaining lease term (in years):
Finance leases	5.7	5.9
Operating leases	5.8	6.2
Weighted-average discount rate:
Finance leases	5.7%	5.8%
Operating leases	5.7%	5.9%

Maturities of lease liabilities as of December 31, 2020 is as follows:

	Finance	Operating
2021	$5,353	$12,588
2022	4,087	10,495
2023	3,194	8,907
2024	2,261	7,042
2025	688	5,150
Thereafter	754	12,258
Total	16,337	56,440
Less: Present value discount	1,457	8,403
Lease liability	$14,880	$48,037

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2020 approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company has filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. Accordingly, the Company recorded a reserve of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables. See 4-Accounts Receivable for additional details.

Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of California Labor Code. Both cases are captions Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California and the other was filed on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. Both cases are requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. As a result of continued legal proceedings through March 2021, the Company established a liability of $0.8 million at December 31, 2020 for a probable loss on this matter. However, no assurance can be given that this will be the limit of the loss, or that the loss will not be materially more than the $0.8 million liability. An estimate of the total possible loss or range of the total possible loss cannot be made at this time as matters are in preliminary stages.

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

Under certain circumstances, such a reduction in the number of employees participating in multi-employer pension plans pursuant to this CBA could result in a complete or partial withdrawal liability to these multi-employer pension plans under the Employee Retirement Income Security Act of 1974 ("ERISA"). Management explored options to retain a level of union work that would avoid withdrawal liability to the pension plans, but concluded during the third quarter of 2018 that the Company's subsidiaries probably would not obtain sufficient union work to avoid withdrawal liability. Therefore, the Company determined that it is probable that its subsidiary would incur a withdrawal liability related to these multi-employer pension plans. Accordingly, the Company recorded a charge of $5.9 million during 2018 and $0.8 million during 2019 for this potential withdrawal liability. The Company’s subsidiary reached an agreement with one of the pension funds in September 2019 and made a final payment of $0.9 million in complete satisfaction of the withdrawal liability of the subsidiary. Excluding the settlement payment, the Company made monthly payments totaling $3.3 million through the time of final settlement payment, for total payments of $4.2 million. The balance of the estimated total amount of this potential liability as of December 31, 2020 is approximately $2.5 million.

Severance and labor disputes

The Company’s German subsidiary provides employees to customers under temporary staff leasing arrangements. In April 2017, the German Labor Lease Act was passed in Germany limiting the duration of temporary workers to eighteen months, or longer as subsequently agreed with by a customer appropriate authority. Since the passing of the German Labor Lease Act, the Company explored selling its staff leasing services and concluded during the third quarter of 2018 that a sale would not be probable. As a result, the Company decided that it would not renew several of these leasing services contracts when they expired beginning in 2019. Due to the limit on the length of service allowed under the German Labor Lease Act, employees are being transitioned off the customer contracts. The German subsidiary has terminated, or will terminate, some these employees, creating a severance obligation to the terminated employees, and has transitioned, or will transition other employees to the Company's other customers. During December 2019, the Company executed an agreement to sell the rights of certain customer contracts for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of December 31, 2020, the Company has approximately $0.2 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.2 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

During 2018, the Company recorded approximately $1.2 million in charges related to labor claims against its Brazilian subsidiary, which are included within selling, general and administrative expenses. These claims related to employees in a company acquired by the Brazilian subsidiary in a prior period. The Company is entitled to indemnification from the sellers of the acquired company for most of these charges and won an arbitration award against the seller in 2020. The Company and the seller subsequently entered into a settlement agreement for $1.0 million, which provides for payment in two installments, the first for approximately 31% of the settlement and the second for the remaining 69%. The first installment in the amount of $0.3 million was paid by the sellers in December 31, 2020 and recognized as a gain in selling, general and administrative expenses in the same period. The remaining payment is due in the first quarter of 2021, and the recovery resulting from this second payment will be recorded upon receipt.

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with one of its acquisitions. As of December 31, 2020, total potential acquisition-related contingent consideration ranged from zero to approximately $4.3 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 1.75 years.

With respect to the acquisition made in 2018, the Company filed a claim with the sellers and the Company's insurance carrier through which the Company has representations and warranty insurance. The Company received release of escrow funds from the Seller and is still pursuing its claim with the insurance carrier.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.2 million is remaining as of December 31, 2020. The agreement is based on third party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases.
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

•International. This segment offers services, products and systems, similar to those of the other segments, to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

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

The accounting policies of the reportable segments are the same as those described in Note 1-Summary of Significant Accounting Policies and Practices. Segment income from operations is one of the primary performance measures used by the chief operating decision maker, to assess the performance of each segment and make resource allocation decisions. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Selected financial information by segment for the periods shown was as follows (intercompany transactions are eliminated in Corporate and eliminations):

	For the year ended December 31,
	2020	2019	2018
Revenues
Services	$476,164	$595,130	$574,619
International	107,556	144,271	153,448
Products and Systems	16,449	18,583	23,426
Corporate and eliminations	(7,598)	(9,398)	(9,139)
	$592,571	$748,586	$742,354

	For the year ended December 31,
	2020	2019	2018
Gross profit
Services	$141,084	$165,513	$151,974
International	31,046	43,145	45,464
Products and Systems	6,826	8,639	10,560
Corporate and eliminations	(425)	—	(124)
	$178,531	$217,297	$207,874

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	For the year ended December 31,
	2020	2019	2018
Income (loss) from operations
Services	$(44,222)	$49,593	$47,126
International	(21,855)	5,856	3,953
Products and Systems	(936)	(529)	2,368
Corporate and eliminations	(34,204)	(30,783)	(31,226)
	$(101,217)	$24,137	$22,221

	For the year ended December 31,
	2020	2019	2018
Depreciation and amortization
Services	$26,093	$28,854	$24,079
International	8,659	8,285	8,846
Products and Systems	998	1,213	1,429
Corporate and eliminations	(45)	181	59
	$35,705	$38,533	$34,413

	December 31,
	2020	2019
Intangible assets, net
Services	$58,917	$98,284
International	8,664	9,814
Products and Systems	1,012	1,181
Corporate and eliminations	49	258
	$68,642	$109,537

	December 31,
	2020	2019
Total assets
Services	$427,636	$537,518
International	129,228	153,380
Products and Systems	10,996	16,028
Corporate and eliminations	15,453	12,952
	$583,313	$719,878

	December 31,
	2020	2019
Long-lived assets
United States	$187,251	$233,679
Other Americas	123,924	181,550
Europe	56,156	75,325
	$367,331	$490,554

Refer to Note 2-Revenue, for revenues by segment and by geographic area for the years ended December 31, 2020, 2019, and 2018.

20. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for calendar years 2020, 2019, and 2018.

Quarter ended	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$160,777	$147,894	$124,435	$159,465
Gross Profit	49,345	47,384	41,158	40,644
Income (loss) from operations	4,652	5,742	(383)	(111,228)
Net income (loss) attributable to Mistras Group, Inc.	$181	$1,523	$(2,656)	$(98,509)
Earnings (loss) per common share:
Basic	$0.01	$0.05	$(0.09)	$(3.40)
Diluted	$0.01	$0.05	$(0.09)	$(3.40)

Quarter ended	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$178,991	$192,192	$200,616	$176,787
Gross Profit	50,583	57,769	60,071	48,874
Income from operations	2,335	10,779	15,419	(4,396)
Net income (loss) attributable to Mistras Group, Inc.	$829	$3,093	$7,431	$(5,293)
Earnings (loss) per common share:
Basic	$0.03	$0.11	$0.26	$(0.19)
Diluted	$0.03	$0.11	$0.26	$(0.19)

Quarter ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$180,762	$182,169	$191,793	$187,630
Gross Profit	52,315	52,332	55,083	48,144
Income (loss) from operations	2,502	3,017	10,304	6,398
Net income (loss) attributable to Mistras Group, Inc.	$(1,061)	$(1,011)	$6,000	$2,908
Earnings (loss) per common share:
Basic	$(0.04)	$(0.04)	$0.21	$0.10
Diluted	$(0.04)	$(0.04)	$0.20	$0.10

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, we identified material weaknesses with our internal controls related to the accounting and financial reporting for income taxes. As a consequence, process level controls over the completeness, existence, accuracy, valuation and presentation of the income tax provision, including deferred tax assets and liabilities and valuation allowance, were not effective. Based on the material weaknesses described above, management concluded that, as of December 31, 2019, our internal control over financial reporting were ineffective.

In connection with the preparation of the annual consolidated financial statements as of and for the year ended December 31, 2020, management designed and implemented effective internal controls surrounding the preparation of the income tax provision including engaging a third party accounting firm to assist with the documentation of these enhanced processes and controls including:

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

We have determined that the actions taken to date have sufficiently improved the Company’s internal control over financial reporting such that as of December 31, 2020, there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the remediation of the material weaknesses identified, we concluded that our internal control over financial reporting was effective as of December 31, 2020.

Other than the changes noted above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I of this Annual Report. The remaining information required by Item 10 is incorporated herein by reference to the relevant information to be included in our definitive proxy statement related to the 2021 annual shareholders meeting.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2021 annual shareholders meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholders is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2021 annual shareholders meeting.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2020 concerning the shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
	(in thousands, except exercise price)
Equity Compensation Plans Approved by Security Holders (1)	5	$22.35	1,787

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	5	$22.35	1,787
________________________________________
(1)         Includes the Company’s 2009 Long-Term Incentive Plan and 2016 Long-Term Incentive Plan. There are no awards outstanding as of December 31, 2020 under the Company's 2007 Stock Option Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2021 annual shareholders meeting.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2021 annual shareholders meeting.

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
2.1
Membership Interest Purchase Agreement, dated December 15, 2017, among Mistras Group, Inc., WPT Holdings Inc., West Penn Non-Destructive Testing, LLC (formerly known as West Penn Non-Destructive Testing, Inc.), N. David Campbell and James C. DeChellis III (filed as exhibit 2.1 to the Current Report on Form 8-K filed on December 21, 2017 and incorporated herein by reference)

2.2
Share Purchase Agreement, dated as of December 13, 2018, among 2159562 Alberta Ltd., as purchaser, Mistras Group, Inc., as parent of purchaser, the shareholders of Onstream Holdings, Inc. listed in Schedule A thereto, and Onstream Holdings, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed December 13, 2018 and incorporated herein by reference)

2.3
Form of share purchase agreement for the purchase of Onstream Holdings, Inc. shares from each member of the group of shareholders collectively owning 5% of the shares of Onstream Holdings, Inc. (filed as Exhibit 2.2 to the Current Report on Form 8-K filed December 13, 2018 and incorporated herein by reference)

3.1
Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

3.2
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 to the Quarterly Report on Form 10-Q filed on January 11, 2017 and incorporated herein by reference)

3.3	Amended and Restated Bylaws, effective July 20, 2016 (filed as exhibit 3.1 to the Quarterly Report on Form 10-Q filed on October 7, 2016 and incorporated herein by reference)

4.1
Specimen certificate evidencing shares of common stock (filed as exhibit 4.1 to the Registration Statement on Form S-1 (Amendment No. 5) filed on September 23, 2009 (Registration No. 333-151559) and incorporated herein by reference.

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Annual Report on Form 10-K filed March 27, 2020)

10.1	Fifth Amended and Restated Credit Agreement dated December 13, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 13, 2018 and incorporated herein by reference)

10.2
First Amendment, dated October 11, 2019, to Fifth Amended and Restated Credit Agreement dated December 13, 2018 (filed as Exhibit 10.3 to the Annual Report on Form 10-K filed March 27, 2020 and incorporated herein by reference)

10.3
Second Amendment, dated March 9, 2020, to Fifth Amended and Restated Credit Agreement dated December 13, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020 and incorporated herein by reference

10.4
Third Amendment, dated May 15, 2020, to Fifth Amended and Restated Credit Agreement dated December 13, 2018 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 15, 2020 and incorporated herein by reference

10.5
Form of Indemnification Agreement for directors and officers (filed as exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.6
2009 Long-Term Incentive Plan (filed as exhibit 10.6 to the Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.7
Form of 2009 Long-Term Incentive Plan Stock Option Agreement (filed as exhibit 10.7 to the Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.8	Mistras Group, Inc. 2016 Long-Term Incentive Plan (filed as exhibit B to the Definitive Proxy Statement dated September 7, 2016 and incorporated herein by reference)
10.9	Amendment No. 1, dated May 19, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report Form 10-Q filed on August 7, 2020 and incorporated herein by reference)

10.10*	Amendment No. 2, dated December 1, 2020, to the 2016 Long-Term Incentive Plan.
10.11
Form of Restricted Stock Unit Certificate for awards under the 2016 Long-Term Incentive Plan (filed as Exhibit 10.16 to the Transition Report on Form 10-K filed on March 20, 2017 and incorporated herein by reference)

10.12
Form of Restricted Stock Unit Certificate for awards to senior officers under the 2016 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Quarterly Report Form 10-Q filed on May 19, 2020 and incorporated herein by reference)

10.13	Mistras Group Severance Plan (filed as Exhibit 10.11 to the Annual Report on Form 10-K filed on March 18, 2019 and incorporated herein by reference)

10.14
Employment Agreement between the Company and Sotirios J. Vahaviolos, dated February 28, 2018 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

10.15	Employment Agreement between the Company and Dennis Bertolotti, dated March 13, 2018 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

24.1*	Power of Attorney (included as part of the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

_______________________
Exhibits 10.5 to 10.15 are management contracts or compensatory plans, contracts, or arrangements.
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

Date: March 16, 2021

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

Signature	Title	Date

/s/ Dennis Bertolotti	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Dennis Bertolotti

/s/ Edward J. Prajzner	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2021
Edward J. Prajzner

/s/ Dr. Sotirios J. Vahaviolos	Executive Chairman and Director	March 16, 2021
Dr. Sotirios J. Vahaviolos

/s/ Nicholas DeBenedictis	Director	March 16, 2021
Nicholas DeBenedictis

/s/ James J. Forese	Director	March 16, 2021
James J. Forese

/s/ Richard H. Glanton	Director	March 16, 2021
Richard H. Glanton

/s/ Michelle J. Lohmeier	Director	March 16, 2021
Michelle J. Lohmeier

/s/ Charles P. Pizzi	Director	March 16, 2021
Charles P. Pizzi

/s/ Manuel N. Stamatakis	Director	March 16, 2021
Manuel N. Stamatakis