Form 10-Q
period 2021-03-31
Mistras Group, Inc.
filed 2021-05-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
☐ Yes  ☒ No

As of May 3, 2021, the registrant had 29,431,913 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$24,177	$25,760
Accounts receivable, net	111,960	107,628
Inventories	13,148	13,134
Prepaid expenses and other current assets	20,684	16,066
Total current assets	169,969	162,588
Property, plant and equipment, net	90,238	92,681
Intangible assets, net	66,222	68,642
Goodwill	206,660	206,008
Deferred income taxes	2,064	2,069
Other assets	49,248	51,325
Total assets	$584,401	$583,313
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,052	$14,240
Accrued expenses and other current liabilities	83,629	78,500
Current portion of long-term debt	11,145	10,678
Current portion of finance lease obligations	3,729	3,765
Income taxes payable	2,457	2,664
Total current liabilities	116,012	109,847
Long-term debt, net of current portion	211,161	209,538
Obligations under finance leases, net of current portion	10,635	11,115
Deferred income taxes	9,092	8,236
Other long-term liabilities	45,457	47,358
Total liabilities	392,357	386,094
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,346,562 and 29,234,143 shares issued and outstanding	293	292
Additional paid-in capital	235,413	234,638
Accumulated deficit	(27,210)	(21,848)
Accumulated other comprehensive loss	(16,653)	(16,061)
Total Mistras Group, Inc. stockholders’ equity	191,843	197,021
Non-controlling interests	201	198
Total equity	192,044	197,219
Total liabilities and equity	$584,401	$583,313

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Loss
(in thousands, except per share data)

	Three months ended March 31,
	2021	2020

Revenue	$153,735	$159,465
Cost of revenue	108,243	113,324
Depreciation	5,491	5,497
Gross profit	40,001	40,644
Selling, general and administrative expenses	39,639	41,558
Impairment charges	—	106,062
Legal settlement and litigation charges, net	1,030	—
Research and engineering	727	824
Depreciation and amortization	3,074	3,970
Acquisition-related expense (benefit), net	277	(542)
Loss from operations	(4,746)	(111,228)
Interest expense	3,213	2,789
Loss before benefit for income taxes	(7,959)	(114,017)
Benefit for income taxes	(2,600)	(15,495)
Net Loss	(5,359)	(98,522)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	3	(13)
Net loss attributable to Mistras Group, Inc.	$(5,362)	$(98,509)

Loss per common share
Basic	$(0.18)	$(3.40)
Diluted	$(0.18)	$(3.40)
Weighted-average common shares outstanding:
Basic	29,425	28,963
Diluted	29,425	28,963

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended March 31,
	2021	2020

Net Loss	$(5,359)	$(98,522)
Other comprehensive loss:
Foreign currency translation adjustments	$(592)	$(17,015)
Comprehensive loss	(5,951)	(115,537)
Less: net income (loss) attributable to noncontrolling interest	3	(13)
Less: Foreign currency translation adjustments attributable to noncontrolling interests	—	(6)
Comprehensive loss attributable to Mistras Group, Inc.	$(5,954)	$(115,518)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income (loss)	—	—	—	(5,362)	—	(5,362)	3	(5,359)
Other comprehensive loss, net of tax	—	—	—	—	(592)	(592)	—	(592)
Share-based payments	—	—	1,262	—	—	1,262	—	1,262
Net settlement of restricted stock units	113	1	(487)	—	—	(486)	—	(486)
Balance at March 31, 2021	29,347	$293	$235,413	$(27,210)	$(16,653)	$191,843	$201	$192,044

Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net loss	—	—	—	(98,509)	—	(98,509)	(13)	(98,522)
Other comprehensive loss, net of tax	—	—	—	—	(17,009)	(17,009)	(6)	(17,015)
Share-based payments	—	—	1,425	—	—	1,425	—	1,425
Net settlement of restricted stock units	97	1	(158)	—	—	(157)	—	(157)
Balance at March 31, 2020	29,042	$290	$230,472	$(20,896)	$(38,294)	$171,572	$181	$171,753

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities
Net loss	$(5,359)	$(98,522)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,565	9,467
Impairment charges	—	106,062
Deferred income taxes	866	(13,739)
Share-based compensation expense	1,262	1,345
Fair value adjustments to contingent consideration	243	(542)
Foreign currency (gain) loss	455	307
Other	(48)	76
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(5,417)	7,884
Inventories	(87)	(405)
Prepaid expenses and other assets	(4,944)	(985)
Accounts payable	942	(1,526)
Accrued expenses and other liabilities	6,881	(3,315)
Income taxes payable	(211)	—
Net cash provided by operating activities	3,148	6,107
Cash flows from investing activities
Purchase of property, plant and equipment	(4,003)	(4,301)
Purchase of intangible assets	(350)	(87)
Acquisition of business, net of cash acquired	(411)	—
Proceeds from sale of equipment	588	184
Net cash used in investing activities	(4,176)	(4,204)
Cash flows from financing activities
Repayment of finance lease obligations	(1,069)	(1,167)
Proceeds from borrowings of long-term debt	—	280
Repayment of long-term debt	(2,323)	(1,639)
Proceeds from revolver	23,000	13,500
Repayment of revolver	(17,750)	(8,500)
Payment of financing costs	—	(522)
Payment of contingent consideration for business acquisitions	(938)	(1,303)
Taxes paid related to net share settlement of share-based awards	(485)	(157)
Net cash provided by financing activities	435	492
Effect of exchange rate changes on cash and cash equivalents	(990)	(384)
Net change in cash and cash equivalents	(1,583)	2,011
Cash and cash equivalents at beginning of period	25,760	15,016
Cash and cash equivalents at end of period	$24,177	$17,027
Supplemental disclosure of cash paid
Interest, net	$2,916	$2,726
Income taxes, net of refunds	$2,877	$61
Noncash investing and financing
Equipment acquired through finance lease obligations	$643	$667

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company helps clients in the oil and gas, aerospace and defense, power generation, civil infrastructure, and manufacturing industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

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

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has caused significant volatility in domestic and international markets and is expected to continue to result in significant economic disruption.

The Company's businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). As a result, a majority of the Company's customers have been and currently remain open for business. North American facilities have remained, and currently remain operating, with modified staffing in certain locations where appropriate. Similarly, our European facilities have remained, and currently remain operating, with modified staffing in certain locations where appropriate, but at a slower pace than North America.

Overall, the Company has taken actions to ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

The COVID-19 pandemic, significant volatility in oil prices, and decreased traffic in the aerospace industry have adversely affected the operations of the Company's customers, suppliers and contractors, and as a consequence, the Company's results of operations. These negative factors have also resulted in significant volatility and uncertainty in the markets in which the Company operates.

While the Company cannot fully assess the impact that the factors discussed above will have on its operations at this time, there were certain impacts that the Company identified resulting in impairment charges in 2020. See Note 8-Goodwill, Note 9-Intangible Assets and Note 13-Leases for additional information.

To respond to the economic downturn resulting from the factors discussed above, in March 2020 the Company initiated a temporary cost reduction and efficiency program. The Company reinstated several of the temporary cost reductions initiatives undertaken during 2020; although, the Company continues to manage and evaluate these actions in responding to the pandemic.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company is currently unable to predict with certainty the overall impact that the factors discussed above may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company will continue to monitor market conditions and respond accordingly. As of March 31, 2021, the cash balance was approximately $24.2 million.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2021 and December 31, 2020.

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's 2020 Annual Report on Form 10-K ("2020 Annual Report").

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated variable interest entities (VIE). For subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying Unaudited Condensed Consolidated Statements of Loss. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company's financial condition or results of operations as previously reported

Customers

For each of the three months ended March 31, 2021 and 2020, no customer represented 10% or more of the Company's revenue.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2020 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2020 Annual Report, there have been no material changes to the Company's significant accounting policies.

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

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of March 31, 2021 management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized. As part of the Company's analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of the Company's deferred tax assets that may be realized in the future.

The Company’s effective income tax rate was approximately 32.7% and 13.6% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate benefit for the three months ended March 31, 2021 was higher than the statutory rate due to the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US. The effective income tax rate for the three months ended March 31, 2020 was lower than the statutory rate primarily due to impairments recorded during the interim period for which no income tax benefits will be realized by the Company. However, this unfavorable impact on the Company's effective income tax rate was partially offset by income tax benefits of the CARES Act.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU removes certain exceptions from the guidance in ASC 740 related to intra-period tax allocations, interim calculations and the recognition of deferred tax liabilities for outside basis differences and clarifies and simplifies several other aspects of accounting for income taxes. Different transition methods apply to the various income tax simplifications. The Company adopted ASU 2019-12 effective January 1, 2021. The impact of adopting this standard was not material to the Company’s consolidated financial position, results of operations, and cash flows.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating applicable contracts and the available expedients provided by the new guidance.

2.    Revenue

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company derives the majority of its revenue by providing services on a time and material basis, and are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
Performance Obligations
The Company provides highly integrated and bundled inspection services to its customers. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company's best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.

Contract modifications are not routine in the performance of the Company's contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the goods and services that are provided. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as a separate contract.

The Company's performance obligations are satisfied over time as work progresses or at a point in time. The majority of the Company's revenue is recognized over time as work progresses for the Company's service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. For these arrangements, revenue is recognized on a cost-to-cost method tracked on an input basis.

The majority of our revenue recognized at a point in time is related to product sales when the customer obtains control of the asset, which is generally upon shipment to the customer. Contract costs include labor, material and overhead.

The Company expects any significant remaining performance obligations to be satisfied within one year.

Contract Estimates

The majority of the Company's revenues are short-term in nature. The Company has many master service agreements (MSAs) that specify an overall framework and contract terms when the Company and customers agree upon services or products to be provided. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into long-term contracts, which can range from several months to several years. Revenue on certain contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of the Company's project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in the Company's project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended March 31, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$84,684	$8,008	$56	$—	$92,748
Aerospace & Defense	11,823	4,317	35	—	16,175
Industrials	8,819	4,849	327	—	13,995
Power generation & Transmission	5,534	1,978	759	—	8,271
Other Process Industries	7,856	2,912	9	—	10,777
Infrastructure, Research & Engineering	3,169	3,756	1,144	—	8,069
Other	2,413	1,828	658	(1,199)	3,700
Total	$124,298	$27,648	$2,988	$(1,199)	$153,735

Three Months Ended March 31, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$83,299	$9,104	$95	$—	$92,498
Aerospace & Defense	14,652	7,415	147	—	22,214
Industrials	12,867	4,919	488	—	18,274
Power generation & Transmission	5,095	1,697	854	—	7,646
Other Process Industries	6,004	2,120	3	—	8,127
Infrastructure, Research & Engineering	4,517	2,461	560	—	7,538
Other	2,439	1,351	665	(1,287)	3,168
Total	$128,873	$29,067	$2,812	$(1,287)	$159,465

Revenue per key geographic location was as follows:

Three Months Ended March 31, 2021	Services	International	Products	Corp/Elim	Total
United States	$104,546	$208	$1,460	$(391)	$105,823
Other Americas	18,878	1,177	67	(63)	20,059
Europe	294	25,894	460	(612)	26,036
Asia-Pacific	580	369	1,001	(133)	1,817
Total	$124,298	$27,648	$2,988	$(1,199)	$153,735

Three Months Ended March 31, 2020	Services	International	Products	Corp/Elim	Total
United States	109,581	$154	$1,559	$(711)	$110,583
Other Americas	18,735	1,505	278	(153)	20,365
Europe	108	26,235	340	(379)	26,304
Asia-Pacific	449	1,173	635	(44)	2,213
Total	$128,873	$29,067	$2,812	$(1,287)	$159,465

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheets. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the Consolidated Balance Sheets at the end of each reporting period within accounts receivable, net or accrued expenses and other current liabilities.

Revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the contract liability balance at the beginning of such year was $1.9 million and $1.6 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

3.    Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, although one stock option award granted under the 2009 Plan remains outstanding in accordance with its terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2020, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 2.0 million, for a total of 3.7 million shares that may be issued under the 2016 Plan.

Stock Options

For each of the three months ended March 31, 2021 and 2020, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option award as of March 31, 2021.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of March 31, 2021 and 2020:

	Three months ended March 31,
	2021		2020
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	5	$22.35
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	5	$22.35	5	$22.35

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Restricted Stock Unit Awards

For the three months ended March 31, 2021 and March 31, 2020, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $1.1 million, respectively. As of March 31, 2021, there was $8.7 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 3.0 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Three months ended March 31,
	2021	2020
Restricted stock awards vested	111	120
Fair value of awards vested	$1,189	$454

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Three months ended March 31,
	2021	2020
Awards issued	25	—
Grant date fair value of awards issued	$258	$—

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Three months ended March 31,
	2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,076	$7.41	559	$16.92
Granted	519	$10.06	—	$—
Released	(111)	$15.90	(120)	$15.87
Forfeited	(10)	$8.69	(3)	$16.34
Outstanding at end of period:	1,474	$7.70	436	$17.21

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

For 2020, the Compensation Committee approved the following four metrics:
1.Revenue
2.Adjusted EBITDA defined as net income attributable to the Company plus: interest expense, provision for income taxes, depreciation and amortization, share-based compensation expense and certain acquisition related costs (including transaction due diligence costs and adjustments to the fair value of contingent consideration), foreign exchange (gain) loss and, if applicable, certain special items which are noted).
3.Free Cash Flow as a percentage of revenue
4.Return on Average Book Equity defined as net income divided by average book value of shareholders equity.

The free cash flow and return on average book equity criteria are relative metrics, the performance of which are based upon how the Company performs relative to a peer group.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

For 2021, the Compensation Committee made changes to the Company’s equity incentive compensation plan for its executive officers and approved the new target awards for 2021. For 2021, the three metrics are:
1.Free Cash Flow net cash provided by operating activities less purchases of property, plant, equipment and intangible assets and is subject to adjustments approved by the Compensation Committee.
2.Adjusted EBITDA as defined in the 2020 metric section above.
3.Total Shareholder Return (TSR) measures the total return to shareholders of the Company during 2021 versus the total return to the shareholders of a predefined peer group of companies that provide inspection, testing, certification or similar industrial services. The return will be measured by the year over year percent change in share price. The share prices used to calculate the return are the average share price during the 20-trading day period ending on the initial measurement date (the last 20 trading days of 2020), compared to the average share price during the 20-trading day period ending on the final measurement date (the last 20 trading days of 2021). Any cash dividends or distributions paid in 2021 will be added to calculate the return to shareholders during the year. TSR is considered a market condition for which the fair value of PRSUs with this condition is determined using a Monte Carlo valuation model. Key assumptions in the Monte Carlo valuation model included:
a.Expected Volatility. Expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate 1-year performance period.
b.Dividend Yield. The dividend yield assumption was based on historical and anticipated dividend payouts (assumed at zero).
c.Risk-Free Interest Rate. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate 1-year performance measurement period.

PRSUs are equity-classified and compensation costs are initially measured using the fair value of the underlying stock at the date of grant. Compensation costs related to the PRSUs are subsequently adjusted for changes in the expected outcomes of the performance conditions. Compensation cost related to the PRSUs with a market condition is not reversed if the market condition is not achieved, provided the employee requisite service has been rendered. PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

A summary of the Company's PRSU activity is as follows:

	Three months ended March 31,
	2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	333	$8.84	260	$16.77
Granted	189	$12.59	—	$—
Performance condition adjustments	(125)	$3.68	1	$13.63
Released	(22)	$13.63	(19)	$19.46
Forfeited	—	$—	—	$—
Outstanding at end of period:	375	$12.18	242	$15.42

During the three months ended March 31, 2021 and March 31, 2020, the Compensation Committee approved the final calculation of the award metrics for calendar year 2020 and calendar year 2019, respectively. As a result, the calendar year 2020 PRSUs decreased by approximately 125,000 units (related to not achieving the 2020 Return on Average Book Equity metric) and the calendar year 2019 PRSUs increased by approximately 1,000 units.

For the three months ended March 31, 2021 and March 31, 2020, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.1 million and $0.3 million, respectively. At March 31, 2021, there was $2.7 million of total unrecognized compensation costs related to approximately 375,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended March 31,
	2021	2020

Basic loss per share
Numerator:
Net loss attributable to Mistras Group, Inc.	$(5,362)	$(98,509)
Denominator:
Weighted average common shares outstanding	29,425	28,963
Basic loss per share	$(0.18)	$(3.40)

Diluted loss per share:
Numerator:
Net loss attributable to Mistras Group, Inc.	$(5,362)	$(98,509)
Denominator:
Weighted average common shares outstanding	29,425	28,963
Dilutive effect of stock options outstanding	—	—
Dilutive effect of restricted stock units outstanding (1)	—	—
	29,425	28,963
Diluted loss per share	$(0.18)	$(3.40)
_______________
(1) For the three months ended March 31, 2021 and 2020, 509,000 and 99,000 shares, respectively, related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Loss and were as follows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Due diligence, professional fees and other transaction costs	$34	$—
Adjustments to fair value of contingent consideration liabilities	243	(542)
Acquisition-related expense, net	$277	$(542)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020

Trade accounts receivable	$120,190	$115,841
Allowance for credit losses	(8,230)	(8,213)
Accounts receivable, net	$111,960	$107,628

The Company had $19.8 million and $11.9 million of unbilled revenue accrued as of March 31, 2021 and December 31, 2020, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company recorded a full reserve for this matter during 2019 and the status of this situation has not changed since 2019. See Note 14-Commitments and Contingencies for additional details.

7.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2021	December 31, 2020

Land		$2,779	$2,724
Buildings and improvements	30-40	25,282	25,731
Office furniture and equipment	5-8	20,275	19,902
Machinery and equipment	5-7	236,380	234,331
		284,716	282,688
Accumulated depreciation and amortization		(194,478)	(190,007)
Property, plant and equipment, net		$90,238	$92,681

Depreciation and amortization expense for each of the three months ended March 31, 2021 and 2020 was approximately $6.1 million and $6.1 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2020	$190,112	$15,896	$—	$206,008
Goodwill acquired during the period	362	—	—	362
Foreign currency translation	937	(647)	—	290
Balance at March 31, 2021	$191,411	$15,249	$—	$206,660

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which consisted of $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Loss for the three months ended March 31, 2020. Subsequent to March 31, 2020 through March 31, 2021, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

The Company's cumulative goodwill impairment as of March 31, 2021 and December 31, 2020 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2021			December 31, 2020
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Customer relationships	5-18	$112,982	$(76,526)	$36,456	$116,101	$(75,649)	$(2,206)	$38,246
Software/Technology	3-15	51,657	(24,190)	27,467	77,326	(23,519)	(25,874)	27,933
Covenants not to compete	2-5	12,636	(12,252)	384	12,833	(12,162)	(212)	459
Other	2-12	10,650	(8,734)	1,915	11,120	(8,614)	(502)	2,004
Total		$187,925	$(121,702)	$66,222	$217,380	$(119,944)	$(28,794)	$68,642

Amortization expense for the three months ended March 31, 2021 and 2020 was approximately $2.5 million and $3.4 million, respectively.

As described in Note 8-Goodwill, during the first quarter of 2020, there were negative market indicators that were determined to be triggering events indicating a potential impairment of certain long-lived assets within asset groups in the Services, International, and Products and Systems segments, as well as Corporate. The asset groups are groupings of assets and liabilities determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability testing indicated that certain intangible assets and right of use assets (See Note 13-Leases) were potentially impaired. For asset groups that required an impairment measurement, similar to the valuations performed to determine the goodwill impairment, the Company used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an aggregate impairment charge of $28.8 million, which consisted of $25.9 million to software/technology, $2.2 million to customer relationships, $0.5 million to other intangibles and $0.2 million to covenants not to compete, all of which are in the Services reporting unit within the Services segment and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for three months ended March 31, 2020.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020

Accrued salaries, wages and related employee benefits	$32,674	$30,214
Contingent consideration, current portion	563	1,300
Accrued workers’ compensation and health benefits	4,249	3,948
Deferred revenue	8,658	6,538
Pension accrual	2,519	2,519
Right-of-use liability - Operating	10,201	10,348
Other accrued expenses	24,765	23,633
Total	$83,629	$78,500

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020

Senior credit facility	$125,132	$120,312
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and 0.3 million, respectively	87,891	89,745
Other	9,283	10,159
Total debt	222,306	220,216
Less: Current portion	(11,145)	(10,678)
Long-term debt, net of current portion	$211,161	$209,538

Senior Credit Facility

The Company has a credit agreement with its banking group (as amended, the "Credit Agreement") which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility. Pursuant to the Amendment described below, the revolving line of credit was reduced from $300 million to $175 million. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

On May 15, 2020, the Company entered into the Third Amendment (the “Amendment”) to the Credit Agreement. The amendment was needed because the Company determined that as a result of the uncertain impact of the COVID-19 pandemic and the significant drop in oil prices, it would not meet the then existing financial covenants in the Credit Agreement for upcoming quarters. Accordingly, the Amendment modified the financial covenants to provide for: i) elimination of the Funded Debt Leverage Ratio (as defined in the Credit Agreement) for the quarters ended June 30 and September 30, 2020 and increased the Funded Debt Leverage ratio to no greater than 5.25 to 1 beginning for the quarter ending December 31, 2020 and decreasing each successive quarter to no greater than 3.50 to 1 for the quarter ended September 30, 2021, and all quarterly periods thereafter; ii) an elimination of the minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the quarters ended June 30, September 30 and December 31, 2020), a decrease to 1.0 to 1 for the quarter ending March 31, 2021 and returning to 1.25 to 1 for the quarter ending June 30, 2021 and thereafter; iii) the addition of a minimum EBITDA covenant requiring $3.44 million for the three months ending June 30, 2020, $24.25 million for the six months ending September 30, 2020, and $38.55 million for the nine months ending December 31, 2020, with no requirement thereafter; and iv) the addition of a minimum Liquidity (as defined in the Amendment) covenant of not less than $20.0 million at all times through September 30, 2020 and ceasing thereafter. In addition, the Amendment set a LIBOR floor of 1.0% applicable to all LIBOR loans, and increased the LIBOR margin range to 1.50% to 4.15%, in addition to certain other modifications of the Credit Agreement. The Amendment also requires that the Company promptly prepay the outstanding amount under the revolving credit facility in an amount equal to the difference between (a) the aggregate sum of cash and cash equivalents of the Company and its subsidiaries held in the United States minus (b) $10.0 million if, for a period of two (2) consecutive business days, (i) the outstanding amount under the revolving credit facility exceeds $75.0 million and (ii) the sum of such cash and cash equivalents exceeds $10.0 million. The Amendment reduced the Company's total available loan capacity, amongst other things, and as a result, the Company expensed approximately $0.6 million in capitalized debt issuance costs during the second quarter of 2020, which was included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income Loss.

The Credit Agreement provides that the Company may not make any acquisitions prior to June 30, 2021, and thereafter only if the Company's Funded Debt Leverage Ratio is less than 2.50 to 1, and after giving effect to such acquisition, its pro forma Funded Debt Leverage Ratio will not be greater than 3.25 to 1. The Company received an amendment from the lenders to complete an immaterial acquisition during three months ended March 31, 2021. The Credit Agreement also limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends and make distributions to stockholders or repurchase its stock, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.

Under the Credit Agreement, the Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

As of March 31, 2021, the Company had borrowings of $213.0 million and a total of $4.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.0 million as of March 31, 2021, which is included in Other Assets on the Condensed Consolidated Balance Sheets.

As of March 31, 2021, the Company was in compliance with the terms of the Credit Agreement and will continuously monitor its compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company's other debt includes local bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At March 31, 2021, there was an aggregate of approximately $9.3 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $18.0 thousand and interest rates range from 0.4% to 3.5%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Three months ended March 31,
	2021	2020
Beginning balance	$1,640	$3,216
Acquisitions	—	—
Payments	(938)	(1,303)
Accretion of liability	—	11
Revaluation	243	(553)
Foreign currency translation	—	(62)
Ending balance	$945	$1,309

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
13.    Leases

The Company’s Condensed Consolidated Balance Sheets include the following related to operating leases:

Leases	Classification	March 31, 2021	December 31, 2020
Assets
ROU assets	Other Assets	$44,580	$46,728

Liabilities
ROU - current	Accrued expenses and other current liabilities	$10,201	$10,348
ROU liability - long-term	Other long-term liabilities	35,807	37,689
Total ROU liabilities		$46,008	$48,037

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $3.6 million and $3.8 million as of March 31, 2021 and December 31, 2020, respectively. Total rent payments for this facility were approximately $0.5 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. An agreement was reached with the related party to reduce rental payments by 20% and defer payments for 90 days for the lease of the Company’s headquarters, starting in June 2020 through December 2020 as part of COVID-19 related vendor concessions.

The total ROU assets attributable to finance leases were approximately $15.2 million and $15.8 million as of March 31, 2021 and December 31, 2020, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

As described in Note 9-Intangible Assets, the Company performed an analysis to determine whether there was any impairment of long-lived assets, which included the ROU assets, within the Services, International, and Products and Systems operating segments as well as Corporate. The result of the analysis was a $0.2 million impairment of a ROU asset in an asset group within the Services segment which is included in Impairment charges on the Unaudited Condensed Consolidated Statements of Loss for the three months ended March 31, 2020.
The components of lease costs were as follows:

		Three months ended March 31,
	Classification	2021	2020
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,060	$1,228
Interest on lease liabilities	Interest expense	192	218
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,302	3,528
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	6	1
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	867	349
Total		$5,427	$5,324

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Additional information related to leases was as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$1,069	$1,167
Finance - operating cash flows	$192	$217
Operating - operating cash flows	$3,322	$3,291
ROU assets obtained in the exchange for lease liabilities
Finance leases	$643	$667
Operating leases	$1,004	$1,625
Weighted-average remaining lease term (in years)
Finance leases	5.6	5.9
Operating leases	5.6	6.1
Weighted-average discount rate
Finance leases	5.5%	5.6%
Operating leases	5.7%	5.8%

Maturities of lease liabilities as of March 31, 2021 were as follows:

	Finance	Operating
Remainder of 2021	4,207	$9,392
2022	4,214	10,863
2023	3,321	9,233
2024	2,385	7,045
2025	797	5,091
Thereafter	758	12,141
Total	15,682	53,765
Less: Present value discount	1,318	7,757
Lease liability	$14,364	$46,008

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company has filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. Accordingly, the Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases are captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California and the other was filed on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. Both cases are requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement whereby the Company will pay $2.3 million to resolve the allegations in these proceedings and will be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement is subject to court approval and will cover claims dating back to June 2016 through July 31, 2021. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for these employees required contributions for these employees to national multi-employer pension funds. The reduction in employees resulted a subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of March 31, 2021 is approximately $2.5 million, and the charges related to this liability were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of March 31, 2021, the Company has approximately $0.2 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.2 million of estimated obligations is net of $0.4 million in payments made and $0.9 million in reversals due to employees being transitioned to customer contracts.

The Company is entitled to indemnification on certain labor claims from the sellers of a company acquired by its Brazilian subsidiary. The Company and the seller entered into a settlement agreement for $1.0 million, which provides for payment in two installments, the first for approximately 31% of the settlement and the second for the remaining 69%. The first installment in the amount of $0.3 million was paid by the sellers in December 2020 and the Company recognized that amount as a gain in selling, general and administrative expenses in the same period. The remaining payment for $0.6 million was received in the first quarter of 2021 and the Company recognized that amount as a gain in selling, general and administrative expenses in the same period.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of March 31, 2021, total potential acquisition-related contingent consideration ranged from zero to approximately $4.3 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 1.5 years.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.1 million is remaining as of March 31, 2021. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases.

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

 The accounting policies of the reportable segments are the same as those described in Note 1-Description of Business and Basis of Presentation. Segment income from operations is one of the primary performance measures used by the chief operating decision maker, to assess the performance of each segment and make resource allocation decisions. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows: (with intercompany transactions eliminated in Corporate and eliminations)

	Three months ended March 31,
	2021	2020
Revenue
Services	$124,298	$128,873
International	27,648	29,067
Products and Systems	2,988	2,812
Corporate and eliminations	(1,199)	(1,287)
	$153,735	$159,465

	Three months ended March 31,
	2021	2020
Gross profit
Services	$31,076	$32,237
International	7,625	8,023
Products and Systems	1,281	368
Corporate and eliminations	19	16
	$40,001	$40,644

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended March 31,
	2021	2020
Income (loss) from operations
Services	$4,548	$(81,494)
International	(820)	(20,419)
Products and Systems	(581)	(1,680)
Corporate and eliminations	(7,893)	(7,635)
	$(4,746)	$(111,228)

	Three months ended March 31,
	2021	2020
Depreciation and amortization
Services	$6,114	$7,075
International	2,210	2,140
Products and Systems	228	253
Corporate and eliminations	13	(1)
	$8,565	$9,467

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2021	December 31, 2020
Intangible assets, net
Services	$57,437	$58,917
International	7,851	8,664
Products and Systems	931	1,012
Corporate and eliminations	3	49
	$66,222	$68,642

	March 31, 2021	December 31, 2020
Total assets
Services	$432,014	$427,636
International	122,184	129,228
Products and Systems	11,664	10,996
Corporate and eliminations	18,539	15,453
	$584,401	$583,313

Refer to Note 2–Revenue, for revenue by geographic area for the three months ended March 31, 2021 and 2020.

16. Subsequent Events

As described in Note 14-Committments and Contingencies, on May 4, 2021, the Company agreed to a settlement of the two California cases, Justin Price v. Mistras Group, Inc. Pursuant to the settlement, the Company will pay $2.3 million to resolve the allegations in these proceedings and will be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement is subject to court approval, and will cover claims dating back to June 2016 through July 31, 2021. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three months ended March 31, 2021 and 2020. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021 (“2020 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2020 Annual Report as well as those discussed in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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
(tabular dollars are in thousands)March 31,

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include companies in the oil and gas (downstream, midstream, upstream and petrochemical), commercial aerospace and defense, power generation (fossil, nuclear, alternative, renewable, and transmission and distribution), public infrastructure, chemicals, transportation, primary metals and metalworking pharmaceutical/biotechnology and food processing industries, and research and engineering institutions.

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach, complement our existing offerings, and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service lines, technologies, resources and customers which we believe will enhance our advantages over our competition.

We believe long-term growth can be realized in all of our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers inspection spend to be impacted by oil price fluctuations.

Recent Developments

The COVID-19 pandemic has caused significant volatility in domestic and international markets and is expected to continue to result in significant economic disruption.

Our businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). As a result, a majority of our customers have been and currently remain open for business. Our North American facilities have remained, and currently remain operating, with modified staffing in certain locations where appropriate. Similarly, our European facilities have remained, and currently remain operating, with modified staffing in certain locations where appropriate, but at a slower pace than North America.

Overall, we have taken actions to ensure the health and safety of our employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve our customers as they provide essential products and services to the world.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)March 31,

The COVID-19 pandemic, significant volatility in oil prices and decreased traffic in the aerospace industry have adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors. These negative factors have also resulted in significant volatility and uncertainty in the markets in which we operate.

While we cannot fully assess the impact that the COVID-19 pandemic or the significant volatility in oil prices will continue to have on our operations at this time, there are certain impacts that we have identified resulting in impairment charges in 2020. See Note 8-Goodwill, Note 9-Intangible Assets and Note 13-Leases to the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

To respond to the economic downturn resulting from the factors discussed above, in March 2020 we initiated a temporary cost reduction and efficiency program. The Company has reinstated several of the temporary cost reduction initiatives undertaken during 2020, although, the Company continues to manage and evaluate these actions in responding to the pandemic. Our cash position and liquidity remains strong. As of March 31, 2021, the cash balance was approximately $24.2 million.

In April 2021, the Biden Administration announced aggressive initiatives to battle climate change, which includes a significant reduction in the use of fossil fuels and a transition to electric vehicles and increased use of alternative energy. Any legislation or regulations that may be adopted to implement these measures may have a negative our customers in the oil and gas market over the long-term, which presently is our largest market, but will likely benefit the alternative energy market, such as wind energy, for which we provide products and services. At this time, it is difficult to determine the magnitude and timing of the impact that climate change initiatives and legislation, if any, will have on these markets and the resulting impact on our business and operational results.

We are currently unable to predict with certainty the overall impact that the COVID-19 pandemic, volatility in oil prices and climate change initiatives to reduce the use of fossil fuels may have on our business, results of operations, liquidity or in other ways which we cannot yet determine. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2020 Annual Report.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) before special items” is used for each of our three operating segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)March 31,

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Revenue	$153,735	$159,465
Gross profit	40,001	40,644
Gross profit as a % of Revenue	26.0%	25.5%
Loss from operations	(4,746)	(111,228)
Loss from Operations as a % of Revenue	(3.1)%	(69.8)%
Loss before benefit for income taxes	(7,959)	(114,017)
Net Loss	(5,359)	(98,522)
Net Loss attributable to Mistras Group, Inc.	$(5,362)	$(98,509)

Revenue

Revenue was $153.7 million for the three months ended March 31, 2021, a decrease of $5.7 million, or 3.6%, compared with the three months ended March 31, 2020.

Revenue by segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
Revenue
Services	$124,298	$128,873
International	27,648	29,067
Products and Systems	2,988	2,812
Corporate and eliminations	(1,199)	(1,287)
	$153,735	$159,465

Three Months

In the three months ended March 31, 2021, total revenue decreased 3.6% versus the prior year comparable period due predominantly to a single-digit organic decline offset by low single-digit favorable impact of foreign exchange rates. The decrease in revenue across all our segments, other than Products and Systems, was primarily the result of the impact of COVID-19, which disrupted the timing of projects or purchases for many of our customers. Services segment revenue decreased 3.6%, driven predominantly by a single-digit organic decline, partially offset by low single-digit favorable impact of foreign exchange rates. International segment revenue decreased 4.9%, due predominantly to the double-digit organic decline partially offset by high single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue increased by 6.2%, due to organic growth.

Oil and gas customer revenue comprised approximately 60% and 58% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Aerospace and defense customer revenue comprised approximately 11% and 14% of total revenue for the three months ended March 31, 2021 and 2020, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the three months ended March 31, 2021, as compared to 34% for the three months ended March 31, 2020, with no customer accounting for 10% or more of total revenue in either three-month period.

Gross Profit

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)March 31,

Gross profit decreased by $0.6 million, or 1.6%, in the three months ended March 31, 2021 versus the prior year comparable period, on a decrease in revenue of 3.6%.

Gross profit by segment for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
Gross profit
Services	$31,076	$32,237
% of segment revenue	25.0%	25.0%
International	7,625	8,023
% of segment revenue	27.6%	27.6%
Products and Systems	1,281	368
% of segment revenue	42.9%	13.1%
Corporate and eliminations	19	16
	$40,001	$40,644
% of total revenue	26.0%	25.5%

Three Months

Gross profit margin was 26.0% and 25.5% for the three-month periods ended March 31, 2021 and 2020, respectively. COVID-19, the volatility in oil prices and a decrease in aerospace production have had a significant unfavorable impact on sales volume; however, gross profit margin improved due primarily to better employee utilization and, to a lesser extent, the favorable impact of mix of sales particularly in Products and Systems. Services segment realized a consistent gross profit margin of 25.0% during the three months ended March 31, 2021 and 2020. International segment realized a consistent gross profit margin of 27.6% during the three months ended March 31, 2021 and 2020. Products and Systems segment gross margin had a year-on-year increase of 2,980 basis points to 42.9% during the three months ended March 31, 2021 due to favorable sales mix, as compared to gross margin of 13.1% during 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31,
	2021	2020
Operating Expenses
Selling, general and administrative expenses	$39,639	$41,558
Impairment charges	—	106,062
Research and engineering	727	824
Depreciation and amortization	3,074	3,970
Legal settlement and litigation charges, net	1,030	—
Acquisition-related expense (benefit), net	277	(542)

Three Months

Operating expenses decreased $107.1 million, or 71%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the absence of any impairment charges in the current period compared to $106.1 million in impairment charges in 2020. Selling, general and administrative expenses decreased $1.9 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to continued temporary cost reduction and efficiency programs further detailed in the Recent Developments section above. Depreciation and amortization decreased $0.9

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)March 31,

million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the 2020 impairment charges reducing the net book value on certain of our intangible assets. This was partially offset during the three months ended March 31, 2021 by a $1.2 million increase in net legal settlement and litigation charges primarily related to the Justin Price v. Mistras Group, Inc. matter more fully described in Note-14 Commitments and Contingencies under the "Litigation and Commercial Claims" section to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. During the three months ended March 31, 2021, there was approximately $0.2 million additional foreign currency exchange losses as compared with the prior period due to volatility in certain foreign currencies.

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments and for the Company in total:

	Three months ended March 31,
	2021	2020
Services:
Income (loss) from operations (GAAP)	$4,548	$(81,494)
Impairment charges	—	86,200
Reorganization and other costs	71	22
Legal settlement and litigation charges, net	1,650	—
Acquisition-related expense (benefit), net	243	(542)
Income before special items (non-GAAP)	$6,512	$4,186
International:
Loss from operations (GAAP)	$(820)	$(20,419)
Impairment charges	—	19,862
Reorganization and other costs	96	(75)
Loss before special items (non-GAAP)	$(724)	$(632)
Products and Systems:
Loss from operations (GAAP)	$(581)	$(1,680)
Reorganization and other costs	27	—
Loss before special items (non-GAAP)	$(554)	$(1,680)
Corporate and Eliminations:
Loss from operations (GAAP)	$(7,893)	$(7,635)
Legal settlement and litigation charges, net	(620)	—
Reorganization and other costs	—	38
Acquisition-related expense, net	34	—
Loss before special items (non-GAAP)	$(8,479)	$(7,597)
Total Company:
Loss from operations (GAAP)	$(4,746)	$(111,228)
Impairment charges	—	106,062
Reorganization and other costs (benefit)	194	(15)
Legal settlement and litigation charges, net	1,030	—
Acquisition-related expense (benefit), net	277	(542)
Loss before special items (non-GAAP)	$(3,245)	$(5,723)

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)March 31,

Three Months

For the three months ended March 31, 2021, the loss from operations (GAAP) decreased $106.5 million or 96%, compared with the three months ended March 31, 2020, while the loss before special items (non-GAAP) decreased $2.5 million, or 43%. As a percentage of revenue, the loss before special items decreased by 150 basis points to (2.1)% in the three months ended March 31, 2021 from (3.6)% in the three months ended March 31, 2020.

Interest Expense

Interest expense was approximately $3.2 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase was due to a higher interest rate on our long-term debt as a result of the May 2020 Amendment to our Credit Agreement. The terms of our Credit Agreement are described in Note 11-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Income Taxes

Our effective income tax rate was approximately 32.7% and 13.6% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate for the three months ended March 31, 2021 was higher than the statutory rate due to the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US. The effective income tax rate for the three months ended March 31, 2020 was lower than the statutory rate primarily due to impairments recorded during the interim period for which no income tax benefits will be realized by us. However, this unfavorable impact on our effective income tax rate was partially offset by income tax benefits of the CARES Act.

On December 27, 2020, United States enacted the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows, but does not expect it to have a material impact.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$3,148	$6,107
Investing activities	(4,176)	(4,204)
Financing activities	435	492
Effect of exchange rate changes on cash	(990)	(384)
Net change in cash and cash equivalents	$(1,583)	$2,011

Cash Flows from Operating Activities

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)March 31,

During the three months ended March 31, 2021, cash provided by operating activities was $3.1 million, representing a year-on-year decrease of $3.0 million, or 48%. The decrease was primarily attributable to movements in working capital.

Cash Flows from Investing Activities

During the three months ended March 31, 2021 and 2020, cash used in investing activities was $4.2 million primarily attributable to capital expenditures of $4.4 million in both periods.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $0.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, net borrowings of debt were approximately $0.7 million lower as compared to 2020 resulting in debt paydown during the period. In addition, $0.3 million more taxes were paid related to net share settlement of share-based awards during the three months ended March 31, 2021, partially offset by $0.4 million less in payments for acquisition-related contingent consideration and $0.5 million less in debt finance cost payments.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an decrease of $1.0 million in the three months ended March 31, 2021, compared to a decrease of $0.4 million for the three months ended March 31, 2020.

Cash Balance and Credit Facility Borrowings

The terms of our Credit Agreement (as modified) are described in Note 11-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

As of March 31, 2021, we had cash and cash equivalents totaling $24.2 million and available borrowing capacity of $45.6 million under our Credit Agreement with borrowings of $213.0 million and $4.3 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2021, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2020 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2020 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2020 Annual Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14-Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2020 Annual Report, except as disclosed in such Note 14-Commitments and Contingencies.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2020 Annual Report. Except as described below, there have been no material changes to the risk factors previously disclosed in the 2020 Annual Report.

In the first risk factor in our 2020 Annual Report, we discuss that we are susceptible to prolonged negative trends in the oil and gas industry due to our dependency on customers in that industry. Oil and gas customer revenue comprised approximately 60% of total revenue for the three months ended March 31, 2021. In April 2021, the Biden Administration announced plans to aggressively combat climate change, with initiatives that would significantly reduce the use of fossil fuels. Any legislation, regulations, or significant private industry action to implement these initiatives could have a negative impact on the oil and gas industry, and as a consequence, negatively impact our business and results of operations.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2021	—	$—	—	$—
February 28, 2021	—	$—	—	$—
March 31, 2021	45,000	$10.79	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

On May 4, 2021, the Company agreed to a settlement of the two California cases, Justin Price v. Mistras Group, Inc., as described more fully in Note 16- Subsequent Events to our condensed consolidated financial statements in Item 1 of Part I of this report. Such information is hereby incorporated by reference.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Fourth Amendment, dated February 11, 2021, to the Fifth Amended and Restated Credit Agreement,

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Date: May 6, 2021