Form 10-Q
period 2021-06-30
Mistras Group, Inc.
filed 2021-08-04
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
☐ Yes  ☒ No

As of July 28, 2021, the registrant had 29,431,879 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$19,942	$25,760
Accounts receivable, net	122,887	107,628
Inventories	12,836	13,134
Prepaid expenses and other current assets	15,843	16,066
Total current assets	171,508	162,588
Property, plant and equipment, net	91,898	92,681
Intangible assets, net	64,608	68,642
Goodwill	208,175	206,008
Deferred income taxes	2,553	2,069
Other assets	48,639	51,325
Total assets	$587,381	$583,313
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,015	$14,240
Accrued expenses and other current liabilities	87,472	78,500
Current portion of long-term debt	17,835	10,678
Current portion of finance lease obligations	3,809	3,765
Income taxes payable	1,269	2,664
Total current liabilities	128,400	109,847
Long-term debt, net of current portion	193,332	209,538
Obligations under finance leases, net of current portion	10,594	11,115
Deferred income taxes	8,623	8,236
Other long-term liabilities	44,783	47,358
Total liabilities	385,732	386,094
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,431,879 and 29,234,143 shares issued and outstanding	294	292
Additional paid-in capital	236,125	234,638
Accumulated Deficit	(21,273)	(21,848)
Accumulated other comprehensive loss	(13,707)	(16,061)
Total Mistras Group, Inc. stockholders’ equity	201,439	197,021
Non-controlling interests	210	198
Total equity	201,649	197,219
Total liabilities and equity	$587,381	$583,313

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue	$177,677	$124,435	$331,412	$283,900
Cost of revenue	116,787	77,954	225,030	191,278
Depreciation	5,554	5,323	11,045	10,820
Gross profit	55,336	41,158	95,337	81,802
Selling, general and administrative expenses	39,719	37,607	79,358	79,165
Impairment charges	—	—	—	106,062
Legal settlement and litigation charges, net	—	—	1,030	—
Research and engineering	620	708	1,347	1,532
Depreciation and amortization	3,078	3,207	6,152	7,177
Acquisition-related expense (benefit), net	545	19	822	(523)
Income (loss) from operations	11,374	(383)	6,628	(111,611)
Interest expense	3,155	2,976	6,368	5,765
Income (loss) before benefit for income taxes	8,219	(3,359)	260	(117,376)
Provision (benefit) for income taxes	2,274	(694)	(326)	(16,189)
Net Income (loss)	5,945	(2,665)	586	(101,187)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	8	(9)	11	(22)
Net Income (loss) attributable to Mistras Group, Inc	$5,937	$(2,656)	$575	$(101,165)

Earnings (loss) per common share
Basic	$0.20	$(0.09)	$0.02	$(3.49)
Diluted	$0.20	$(0.09)	$0.02	$(3.49)
Weighted-average common shares outstanding:
Basic	29,602	29,085	29,514	29,024
Diluted	30,136	29,085	30,039	29,024

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Income (Loss)	$5,945	$(2,665)	$586	$(101,187)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,947	6,122	2,355	(10,893)
Comprehensive Income (Loss)	8,892	3,457	2,941	(112,080)
Less: net income (loss) attributable to noncontrolling interest	8	(9)	11	(22)
Less: Foreign currency translation adjustments attributable to noncontrolling interests	1	—	1	(6)
Comprehensive income (loss) attributable to Mistras Group, Inc	$8,883	$3,466	$2,929	$(112,052)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at March 31, 2021	$29,347	$293	$235,413	$(27,210)	$(16,653)	$191,843	$201	$192,044
Net income	—	—	—	5,937	—	5,937	8	5,945
Other comprehensive income, net of tax	—	—	—	—	2,946	2,946	1	2,947
Share-based payments	—	—	1,202	—	—	1,202	—	1,202
Net settlement of restricted stock units	85	1	(490)	—	—	(489)	—	(489)
Balance at June 30, 2021	29,432	$294	$236,125	$(21,273)	$(13,707)	$201,439	$210	$201,649

Balance at March 31, 2020	29,042	$290	$230,472	$(20,896)	$(38,294)	$171,572	$181	$171,753
Net loss	—	—	—	(2,656)	—	(2,656)	(9)	(2,665)
Other comprehensive income, net of tax	—	—	—	—	6,122	6,122	—	6,122
Share-based payments	—	—	1,373	—	—	1,373	—	1,373
Net settlement of restricted stock units	68	1	(121)	—	—	(120)	—	(120)
Balance at June 30, 2020	29,110	$291	$231,724	$(23,552)	$(32,172)	$176,291	$172	$176,463

	Six months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income	—	—	—	575	—	575	11	586
Other comprehensive income, net of tax	—	—	—	—	2,354	2,354	1	2,355
Share-based payments	—	—	2,464	—	—	2,464	—	2,464
Net settlement of restricted stock units	198	2	(977)	—	—	(975)	—	(975)
Balance at June 30, 2021	29,432	$294	$236,125	$(21,273)	$(13,707)	$201,439	$210	$201,649

Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net loss	—	—	—	(101,165)	—	(101,165)	(22)	(101,187)
Other comprehensive loss, net of tax	—	—	—	—	(10,887)	(10,887)	(6)	(10,893)
Share-based payments	—	—	2,798	—	—	2,798	—	2,798
Net settlement of restricted stock units	165	2	(279)	—	—	(277)	—	(277)
Balance at June 30, 2020	29,110	$291	$231,724	$(23,552)	$(32,172)	$176,291	$172	$176,463

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$586	$(101,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17,197	17,997
Impairment charges	—	106,062
Deferred income taxes	(152)	(14,327)
Share-based compensation expense	2,464	2,740
Fair value adjustments to contingent consideration	788	(523)
Foreign currency loss	932	1,067
Other	(64)	1,179
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(15,577)	30,228
Inventories	279	(1,300)
Prepaid expenses and other assets	299	(1,426)
Accounts payable	3,751	(6,536)
Accrued expenses and other liabilities	9,053	347
Income taxes payable	(1,430)	541
Net cash provided by operating activities	18,126	34,862
Cash flows from investing activities
Purchase of property, plant and equipment	(10,188)	(7,443)
Purchase of intangible assets	(618)	(195)
Acquisition of business, net of cash acquired	(411)	—
Proceeds from sale of equipment	899	390
Net cash used in investing activities	(10,318)	(7,248)
Cash flows from financing activities
Repayment of finance lease obligations	(2,050)	(2,132)
Proceeds from borrowings of long-term debt	—	1,605
Repayment of long-term debt	(7,957)	(2,983)
Proceeds from revolver	37,000	16,500
Repayment of revolver	(37,500)	(30,250)
Payment of financing costs	(550)	(1,497)
Payment of contingent consideration for business acquisitions	(938)	(1,303)
Taxes paid related to net share settlement of share-based awards	(975)	(277)
Net cash used in financing activities	(12,970)	(20,337)
Effect of exchange rate changes on cash and cash equivalents	(656)	295
Net change in cash and cash equivalents	(5,818)	7,572
Cash and cash equivalents at beginning of period	25,760	15,016
Cash and cash equivalents at end of period	$19,942	$22,588
Supplemental disclosure of cash paid
Interest, net	$5,898	$5,554
Income taxes, net of refunds	$3,135	$(70)
Noncash investing and financing
Equipment acquired through finance lease obligations	$1,623	$1,266

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc. and subsidiaries (the Company) is a leading “one source” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization's most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial IoT-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers.

The Company's core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has caused significant volatility in domestic and international markets and is expected to continue to result in ongoing economic disruption.

The Company's businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). As a result, a majority of the Company's customers have been and currently remain open for business. North American facilities have remained, and currently remain operating, with modified staffing in certain locations where appropriate. Similarly, the Company's European facilities have remained, and currently remain operating, with modified staffing in certain locations where appropriate, but at a slower pace than North America.

Overall, the Company has taken actions to help ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

The COVID-19 pandemic uncertainty, significant volatility in oil prices, and decreased traffic in the aerospace industry have adversely affected the operations of the Company's customers, suppliers and contractors beginning in the first quarter of 2020, and as a consequence, the Company's results of operations were adversely impacted. These negative factors continue to cause volatility and uncertainty in the markets in which the Company operates, although the Company in 2021 has nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas.

While the Company cannot fully assess the impact that the factors discussed above will have on its operations at this time, there were certain impacts that the Company identified resulting in impairment charges in 2020. See Note 8-Goodwill, Note 9-Intangible Assets and Note 13-Leases for additional information.

To respond to the economic downturn resulting from the factors discussed above, the Company initiated a temporary cost reduction and efficiency program in April 2020. The Company has reinstated substantially all of the temporary cost reductions initiatives undertaken in 2020; although, the Company continues to manage and evaluate these actions in response to the ongoing impact of the COVID-19 pandemic.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company is currently unable to predict with certainty the overall impact that the factors discussed above may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company will continue to monitor market conditions and respond accordingly. As of June 30, 2021, the cash balance was approximately $19.9 million.

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

For each of the three and six months ended June 30, 2021 and 2020, no customer represented 10% or more of the Company's revenue.

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

The Company continues to evaluate its deferred tax assets each period to determine if a valuation allowance is required based on whether it is more likely than not that some portion of these deferred tax assets will not be realized. As of June 30, 2021 management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized. As part of the Company's analysis, it considered both positive and negative factors that impact profitability and whether those factors would lead to a change in the estimate of the Company's deferred tax assets that may be realized in the future.

The Company’s effective income tax rate was approximately 27.7% and 20.7% for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective income tax rate was approximately (125.4)% and 13.8% for the six months ended June 30, 2021 and 2020, respectively.

The effective income tax rate for the three months ended June 30, 2021, was higher than the statutory rate due to earnings in jurisdictions with higher income tax rates than the United States. The effective income tax rate for the three months ended June 30, 2020 approximated the statutory rate, as the favorable impact of the CARES Act was offset by the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences.

The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory rate due to capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US. The effective income tax rate for the six months ended June 30, 2020 was lower than the statutory rate primarily due to the income tax benefits of the CARES Act, partially offset by impairments for which the Company did not realize income tax benefits.

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

In March 2020 and updated in January 2021, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating applicable contracts and the available expedients provided by the new guidance.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$91,767	$9,580	$212	$—	$101,559
Aerospace & Defense	12,779	4,127	29	—	16,935
Industrials	11,242	6,194	418	—	17,854
Power Generation & Transmission	10,073	3,183	830	—	14,086
Other Process Industries	10,356	3,627	35	—	14,018
Infrastructure, Research & Engineering	5,174	3,254	825	—	9,253
Other	3,586	1,986	854	(2,454)	3,972
Total	$144,977	$31,951	$3,203	$(2,454)	$177,677

Three Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$59,279	$7,339	$68	$—	$66,686
Aerospace & Defense	14,248	3,595	151	—	17,994
Industrials	10,298	3,817	419	—	14,534
Power Generation & Transmission	7,652	1,207	644	—	9,503
Other Process Industries	4,999	2,610	74	—	7,683
Infrastructure, Research & Engineering	2,994	2,020	1,900	—	6,914
Other	1,207	755	746	(1,587)	1,121
Total	$100,677	$21,343	$4,002	$(1,587)	$124,435

Six Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$176,451	$17,588	$268	$—	$194,307
Aerospace & Defense	24,602	8,444	64	—	33,110
Industrials	20,061	11,043	745	—	31,849
Power Generation & Transmission	15,607	5,161	1,589	—	22,357
Other Process Industries	18,212	6,539	44	—	24,795
Infrastructure, Research & Engineering	8,343	7,010	1,969	—	17,322
Other	5,999	3,814	1,512	(3,653)	7,672
Total	$269,275	$59,599	$6,191	$(3,653)	$331,412

Six Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$142,578	$16,443	$163	$—	$159,184
Aerospace & Defense	28,900	11,010	298	—	40,208
Industrials	23,165	8,736	907	—	32,808
Power Generation & Transmission	12,747	2,904	1,498	—	17,149
Other Process Industries	11,003	4,730	77	—	15,810
Infrastructure, Research & Engineering	7,511	4,481	2,460	—	14,452
Other	3,646	2,106	1,411	(2,874)	4,289
Total	$229,550	$50,410	$6,814	$(2,874)	$283,900

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue per key geographic location was as follows:

Three Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$122,762	$241	$1,668	$(895)	$123,776
Other Americas	21,288	1,149	101	(809)	21,729
Europe	596	30,084	503	(745)	30,438
Asia-Pacific	331	477	931	(5)	1,734
Total	$144,977	$31,951	$3,203	$(2,454)	$177,677

Three Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
United States	88,205	$160	$2,053	$(810)	$89,608
Other Americas	12,046	959	72	(93)	12,984
Europe	263	20,031	588	(662)	20,220
Asia-Pacific	163	193	1,289	(22)	1,623
Total	$100,677	$21,343	$4,002	$(1,587)	$124,435

Six Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$227,308	$449	$3,128	$(1,286)	$229,599
Other Americas	40,166	2,326	168	(872)	41,788
Europe	890	55,978	963	(1,357)	56,474
Asia-Pacific	911	846	1,932	(138)	3,551
Total	$269,275	$59,599	$6,191	$(3,653)	$331,412

Six Months Ended June 30, 2020	Services	International	Products	Corp/Elim	Total
United States	197,786	$314	$3,612	$(1,521)	$200,191
Other Americas	30,781	2,464	350	(246)	33,349
Europe	371	46,266	928	(1,041)	46,524
Asia-Pacific	612	1,366	1,924	(66)	3,836
Total	$229,550	$50,410	$6,814	$(2,874)	$283,900

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

Revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the contract liability balance at the beginning of such year was $3.3 million and $3.2 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

3.    Share-Based Compensation

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, although one stock option award granted under the 2009 Plan remains outstanding in accordance with its terms. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2020, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 2.0 million, for a total of 3.7 million shares that are authorized for issuance under the 2016 Plan.

Stock Options

For each of the three and six months ended June 30, 2021 and 2020, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option award as of June 30, 2021.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of June 30, 2021 and 2020:

	Six months ended June 30,
	2021		2020
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	5	$22.35
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	5	$22.35	5	$22.35

Restricted Stock Unit Awards

For the three months ended June 30, 2021 and June 30, 2020, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $1.4 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.8 million and $2.1 million, respectively. As of June 30, 2021, there was $7.7 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.8 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2021	2020
Restricted stock awards vested	238	143
Fair value of awards vested	$2,670	$542

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Six months ended June 30,
	2021	2020
Awards issued	25	15
Grant date fair value of awards issued	$258	$57

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,076	$7.41	559	$16.92
Granted	528	$10.07	557	$3.77
Released	(238)	$10.98	(143)	$16.74
Forfeited	(39)	$8.77	(14)	$13.74
Outstanding at end of period:	1,327	$7.78	959	$9.35

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
1.Revenue.
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
3.Free Cash Flow as a percentage of revenue.
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

A summary of the Company's PRSU activity is as follows:

	Six months ended June 30,
	2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	333	$8.84	260	$16.77
Granted	189	$12.59	292	$3.68
Performance condition adjustments	(193)	$7.80	1	$13.63
Released	(22)	$13.63	(79)	$15.43
Forfeited	—	$—	—	$—
Outstanding at end of period:	307	$12.56	474	$8.17

During the six months ended June 30, 2021 and June 30, 2020, the Compensation Committee approved the final calculation of the award metrics for calendar year 2020 and calendar year 2019, respectively. As a result, the calendar year 2020 PRSUs decreased by approximately 125,000 units (related to not achieving the 2020 Return on Average Book Equity metric) and the calendar year 2019 PRSUs increased by approximately 1,000 units. Calendar year 2021 PRSUs decreased by 68,000 units during the six months ended June 30, 2021 based on forecasted results for calendar year 2021.

For the three months ended June 30, 2021 and June 30, 2020, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2021 and June 30, 2020, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.4 million and $0.6 million, respectively. At June 30, 2021, there was $1.8 million of total unrecognized compensation costs related to approximately 307,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.4 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Basic income (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$5,937	$(2,656)	$575	$(101,165)
Denominator:
Weighted average common shares outstanding	29,602	29,085	29,514	29,024
Basic income (loss) per share	$0.20	$(0.09)	$0.02	$(3.49)

Diluted income (loss) per share:
Numerator:			0	-101165000
Net income (loss) attributable to Mistras Group, Inc.	$5,937	$(2,656)	$575	$(101,165)
Denominator:			29086000	29024000
Weighted average common shares outstanding	29,602	29,085	29,514	29,024
Dilutive effect of stock options outstanding	—	—	—	—
Dilutive effect of restricted stock units outstanding (1)	534	—	525	—
	30,136	29,085	30,039	29,024
Diluted income (loss) per share	$0.20	$(0.09)	$0.02	$(3.49)
_______________
(1) For the three and six months ended June 30, 2020, 118,000 and 223,000 shares, respectively, related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Loss and were as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Due diligence, professional fees and other transaction costs	$—	$—	$34	$—
Adjustments to fair value of contingent consideration liabilities	545	19	788	(523)
Acquisition-related expense, net	$545	$19	$822	$(523)

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	June 30, 2021	December 31, 2020

Trade accounts receivable	$131,039	$115,841
Allowance for credit losses	(8,152)	(8,213)
Accounts receivable, net	$122,887	$107,628

The Company had $19.3 million and $11.9 million of unbilled revenue accrued as of June 30, 2021 and December 31, 2020, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. For unbilled receivables, the Company considers them as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

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

7.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2021	December 31, 2020

Land		$2,799	$2,724
Buildings and improvements	30-40	25,363	25,731
Office furniture and equipment	5-8	20,626	19,902
Machinery and equipment	5-7	243,658	234,331
		292,446	282,688
Accumulated depreciation and amortization		(200,548)	(190,007)
Property, plant and equipment, net		$91,898	$92,681

Depreciation expense for each of the three months ended June 30, 2021 and 2020 was approximately $6.2 million and $6.0 million, respectively.

Depreciation expense for each of the six months ended June 30, 2021 and June 30, 2020 was $12.3 million and 12.1 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2020	$190,112	$15,896	$—	$206,008
Goodwill acquired during the period	388	—	—	388
Adjustments to preliminary purchase price allocations	—	—	—	—
Foreign currency translation	2,199	(420)	—	1,779
Balance at June 30, 2021	$192,699	$15,476	$—	$208,175

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which consisted of $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2020. Subsequent to March 31, 2020 through June 30, 2021, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company's cumulative goodwill impairment as of June 30, 2021 and December 31, 2020 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment.

9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2021			December 31, 2020
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Customer relationships	5-18	$113,576	$(78,469)	$35,107	$116,101	$(75,649)	$(2,206)	$38,246
Software/Technology	3-15	52,462	(25,137)	27,325	77,326	(23,519)	(25,874)	27,933
Covenants not to compete	2-5	12,667	(12,350)	317	12,833	(12,162)	(212)	459
Other	2-12	10,751	(8,892)	1,859	11,120	(8,614)	(502)	2,004
Total		$189,456	$(124,848)	$64,608	$217,380	$(119,944)	$(28,794)	$68,642

Amortization expense for the three months ended June 30, 2021 and 2020 was approximately $2.5 million and $2.6 million, respectively.

Amortization expense for the six months ended June 30, 2021 and June 30, 2020 was $4.9 million and $5.9 million, respectively.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020

Accrued salaries, wages and related employee benefits	$35,311	$30,214
Contingent consideration, current portion	915	1,300
Accrued workers’ compensation and health benefits	4,001	3,948
Deferred revenue	8,213	6,538
Pension accrual	2,519	2,519
Right-of-use liability - Operating	10,212	10,348
Other accrued expenses	26,301	23,633
Total	$87,472	$78,500

11.    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020

Senior credit facility	$119,503	$120,312
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.3 million, respectively	84,120	89,745
Other	7,544	10,159
Total debt	211,167	220,216
Less: Current portion	(17,835)	(10,678)
Long-term debt, net of current portion	$193,332	$209,538

Senior Credit Facility

The Company has a credit agreement with its banking group (as amended, the "Credit Agreement") which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility with a balance of $84.1 million as of June 30, 2021. Pursuant to the Amendment described below, the revolving line of credit was reduced from $175 million to $165 million, and will be further reduced to $155 million on September 30, 2021, then to $150 million on December 31, 2021. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

On May 19, 2021, the Company entered into the Fifth Amendment (the “Amendment”) to the Credit Agreement. The Amendment made the following changes:
•Removed the LIBOR floor of 1.0%, which provided that if LIBOR is below 1.0%, the interest rate will be calculated as if LIBOR is 1.0%. Now the actual LIBOR rate is used to calculate interest, even if LIBOR is below 1.0%. The LIBOR margins and base rate margins are unchanged but are based upon the new Total Consolidated Debt Leverage Ratio (defined below); previously the margin was based upon the Funded Debt Leverage Ratio.

•Requires the Company to maintain a Total Consolidated Debt Leverage Ratio not to exceed 4.00 to 1.0 as of the end of each quarter through the quarter ending March 31, 2022, and for each quarter thereafter the ratio shall not exceed 3.50 to 1.0.
◦Total Consolidated Debt Leverage Ratio means the ratio of (a) Total Consolidated Debt to (b) EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters.
◦Total Consolidated Debt means all indebtedness (including subordinated debt) of the Company on a consolidated basis (with a limited exception).

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

•If the Company incurs certain subordinated debt or other permitted indebtedness, then the Company must maintain a Total Consolidated Debt Leverage Ratio not to exceed 4.50 to 1.0 and maintain a ratio of Senior Debt to EBITDA not to exceed 3.50 to 1.00, with Senior Debt being Total Consolidated Debt, less permitted subordinated debt.

•The Company must repay loans under the Credit Agreement with the net proceeds from certain dispositions of assets under certain circumstances and limits investments in non-guarantor subsidiaries under certain circumstances if the Company’s Total Consolidated Leverage Ratio is above 3.5 to 1.0.

•Borrowing capacity was reduced on the revolving loan line of credit under the Credit Agreement to $165 million, and will be further reduced to $155 million on September 30, 2021, then to $150 million on December 31, 2021.

•Quarterly payments on the term loan increased to $3.75 million through March 31, 2022, then to $5.0 million for each quarterly payment thereafter and a final balloon payment at maturity.

As a result of the borrowing capacity reduction on the revolving loan line of credit, the Company expensed $0.1 million in unamortized capitalized debt issuance costs during the three months ended June 30, 2021, which was included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income (Loss). The Company incurred $0.5 million in financing costs for the Amendment of which $0.2 million of third party costs were expensed and included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income (Loss).

Under the Credit Agreement, the Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit.

As of June 30, 2021, the Company had borrowings of $203.9 million and a total of $4.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.1 million as of June 30, 2021, which is included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through December 12, 2023.

As of June 30, 2021, the Company was in compliance with the terms of the Credit Agreement. The Company will continuously monitor its compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company's other debt includes local bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2021, there was an aggregate of approximately $7.5 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $19.0 thousand and interest rates range from 0.4% to 3.5%.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Six months ended June 30,
	2021	2020
Beginning balance	$1,640	$3,216
Acquisitions	—	—
Payments	(938)	(1,303)
Accretion of liability	—	30
Revaluation	788	(553)
Foreign currency translation	—	(34)
Ending balance	$1,490	$1,356

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

13.    Leases

The Company’s Condensed Consolidated Balance Sheets include the following related to operating leases:

Leases	Classification	June 30, 2021	December 31, 2020
Assets
ROU assets	Other Assets	$43,879	$46,728

Liabilities
ROU - current	Accrued expenses and other current liabilities	$10,212	$10,348
ROU liability - long-term	Other long-term liabilities	35,156	37,689
Total ROU liabilities		$45,368	$48,037

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $3.3 million and $3.8 million as of June 30, 2021 and December 31, 2020, respectively. Total rent payments for this facility were approximately $0.3 million and $0.2 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Total rent payments for this facility were approximately $0.7 million and $0.4 million for the six months ended June 30, 2021 and June 30, 2020, respectively. An agreement was reached with the related party to reduce rental payments by 20% and defer payments for 90 days for the lease of the Company’s headquarters, starting in June 2020 through December 2020 as part of COVID-19 related vendor concessions.

The total ROU assets attributable to finance leases were approximately $15.0 million and $15.8 million as of June 30, 2021 and December 31, 2020, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The components of lease costs were as follows:

		Three months ended June 30,		Six months ended June 30,
	Classification	2021	2020	2021	2020
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,029	$1,133	$2,091	$2,375
Interest on lease liabilities	Interest expense	181	216	373	437
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,274	3,317	6,577	6,664
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	8	1	14	2
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	551	114	1,418	437
Total		$5,043	$4,781	$10,473	$9,915

Additional information related to leases was as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$2,050	$2,132
Finance - operating cash flows	$373	$437
Operating - operating cash flows	$6,620	$6,562
ROU assets obtained in the exchange for lease liabilities
Finance leases	$1,623	$1,266
Operating leases	$2,828	$2,451
Weighted-average remaining lease term (in years)
Finance leases	5.6	5.9
Operating leases	5.5	6.0
Weighted-average discount rate
Finance leases	5.4%	5.9%
Operating leases	5.8%	5.8%

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Maturities of lease liabilities as of June 30, 2021 were as follows:

	Finance	Operating
Remainder of 2021	$3,201	$6,411
2022	4,445	11,435
2023	3,547	9,824
2024	2,610	7,532
2025	1,004	5,358
Thereafter	834	12,409
Total	15,641	52,969
Less: Present value discount	1,238	7,601
Lease liability	$14,403	$45,368

14.    Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is subject to periodic lawsuits, investigations and claims that arise in the ordinary course of business. The Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it. Except possible losses from the matters described below, the Company does not believe that any currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs of defense and amounts that may be recovered against the Company may be covered by insurance for certain matters.

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. Accordingly, the Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases are captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California and the other was filed on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. Both cases are requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement whereby the Company will pay $2.3 million to resolve the allegations in these proceedings and will be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement is subject to court approval and will cover claims for the period from June 2016 through July 31, 2021. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for these employees required contributions for these employees to national multi-employer pension funds. The reduction in employees resulted in a subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of June 30, 2021 is approximately $2.5 million, and the charges related to this liability were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of June 30, 2021, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.1 million of estimated obligations is net of $0.5 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

The Company was entitled to indemnification on certain labor claims from the sellers of a company acquired by its Brazilian subsidiary. The Company and the sellers entered into a settlement agreement for approximately $1.0 million, which provided for payment in two installments, the first for approximately 31% of the settlement and the second for the remaining 69%. The first installment in the amount of approximately $0.3 million was paid by the sellers in December 2020 and the Company recognized that amount as a gain in selling, general and administrative expenses in the same period. The remaining payment for $0.6 million was received in the first quarter of 2021 and the Company recognized that amount as a gain in selling, general and administrative expenses in the same period.

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of June 30, 2021, total potential acquisition-related contingent consideration ranged from zero to approximately $2.8 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next 1.3 years.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.0 million is remaining as of June 30, 2021. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases. On August 3, 2021, the Company entered into an agreement and extended the period by twelve months.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Services	$144,977	$100,677	$269,275	$229,550
International	31,951	21,343	59,599	50,410
Products and Systems	3,203	4,002	6,191	6,814
Corporate and eliminations	(2,454)	(1,587)	(3,653)	(2,874)
	$177,677	$124,435	$331,412	$283,900

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross profit
Services	$43,761	$33,940	$74,837	$66,177
International	9,615	5,392	17,240	13,415
Products and Systems	1,952	1,838	3,233	2,206
Corporate and eliminations	8	(12)	27	4
	$55,336	$41,158	$95,337	$81,802

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income (loss) from operations
Services	$18,358	$10,837	$22,906	$(70,657)
International	1,809	(1,937)	989	(22,356)
Products and Systems	209	(96)	(372)	(1,776)
Corporate and eliminations	(9,002)	(9,187)	(16,895)	(16,822)
	$11,374	$(383)	$6,628	$(111,611)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depreciation and amortization
Services	$6,211	$6,211	$12,325	$13,286
International	2,175	2,077	4,385	4,217
Products and Systems	215	255	443	508
Corporate and eliminations	31	(13)	44	(14)
	$8,632	$8,530	$17,197	$17,997

	June 30, 2021	December 31, 2020
Intangible assets, net
Services	$56,063	$58,917
International	7,546	8,664
Products and Systems	1,045	1,012
Corporate and eliminations	(46)	49
	$64,608	$68,642

	June 30, 2021	December 31, 2020
Total assets
Services	$431,829	$427,636
International	119,412	129,228
Products and Systems	11,636	10,996
Corporate and eliminations	24,504	15,453
	$587,381	$583,313

Refer to Note 2–Revenue, for revenue by geographic area for the three and six months ended June 30, 2021 and 2020.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2021 and 2020. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021 (“2020 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

At the time of this report, the COVID-19 pandemic is continuing to have a negative impact on us and our key markets and is causing ongoing economic disruption worldwide, although the Company has nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas. Our discussion below is qualified by the unknown impact that the COVID-19 pandemic will continue to have on our business and the economy in general, including the duration of the health risk the COVID-19 pandemic will cause and the resulting economic disruption.

Overview

The Company is a leading “one source” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization's most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial IoT-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include companies in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries.

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

Recent Developments

The COVID-19 pandemic has caused significant volatility in domestic and international markets and is expected to continue to result in ongoing economic disruption.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Overall, we have taken actions to help ensure the health and safety of our employees and those of our customers and suppliers; maintain business continuity and financial strength and stability; and serve our customers as they provide essential products and services to the world.

The COVID-19 pandemic uncertainty, significant volatility in oil prices and decreased traffic in the aerospace industry have adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors beginning in 2020. These negative factors continue to cause volatility and uncertainty in the markets in which we operate, although we have nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas.

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

To respond to the economic downturn resulting from the factors discussed above, we initiated a temporary cost reduction and efficiency program in April 2020. The Company has reinstated substantially all of the temporary cost reduction initiatives undertaken in 2020, although, the Company continues to manage and evaluate these actions in response to the ongoing impact of the COVID-19 pandemic. Our cash position and liquidity remains strong. As of June 30, 2021, the cash balance was approximately $19.9 million.

In April 2021, the Biden Administration announced aggressive initiatives to battle climate change, which includes a significant reduction in the use of fossil fuels and a transition to electric vehicles and increased use of alternative energy. Any legislation or regulations that may be adopted to implement these measures may negatively impact on our customers in the oil and gas market over the long-term, which presently is our largest market, although this initiative will likely benefit the alternative energy market, such as wind energy, for which we provide products and services. At this time, it is difficult to determine the magnitude and timing of the impact that climate change initiatives and legislation, if any, will have on these markets and the resulting impact on our business and operational results.

We are currently unable to predict the overall impact that the COVID-19 pandemic uncertainty, volatility in oil prices and climate change initiatives to reduce the use of fossil fuels may have on our business, results of operations, liquidity or in other ways which we cannot yet determine. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2020 Annual Report.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues	$177,677	$124,435	$331,412	$283,900
Gross profit	55,336	41,158	95,337	81,802
Gross profit as a % of Revenue	31.1%	33.1%	28.8%	28.8%
Income (loss) from operations	11,374	(383)	6,628	(111,611)
Income (Loss) from Operations as a % of Revenue	6.4%	(0.3)%	2.0%	(39.3)%
Income (loss) before provision (benefit) for income taxes	8,219	(3,359)	260	(117,376)
Net income (loss)	5,945	(2,665)	586	(101,187)
Net income (loss) attributable to Mistras Group, Inc.	$5,937	$(2,656)	$575	$(101,165)

Revenue

Revenue was $177.7 million for the three months ended June 30, 2021, an increase of $53.2 million, or 42.8%, compared with the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 was $331.4 million, an increase of $47.5 million, or 16.7%, compared with the six months ended June 30, 2020.

Revenue by segment for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Services	$144,977	$100,677	$269,275	$229,550
International	31,951	21,343	59,599	50,410
Products and Systems	3,203	4,002	6,191	6,814
Corporate and eliminations	(2,454)	(1,587)	(3,653)	(2,874)
	$177,677	$124,435	$331,412	$283,900

Three Months

In the three months ended June 30, 2021, total revenue increased 42.8% versus the comparable prior period. The increase was due predominantly to organic growth. Specifically, the Company has been recovering from the effect of COVID-19 which was more impactful to our financial results in 2020. In addition, the Company realized low single-digit favorable revenue impact from foreign exchange rates. Services segment revenue increased 44.0% and International segment revenue increased 49.7%, both due predominantly to similar organic growth in addition to single-digit favorable revenue impact from foreign exchange rates.

Oil and gas customer revenue comprised approximately 57% and 54% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Aerospace and defense customer revenue comprised approximately 10% and 14% of total revenue for the three months ended June 30, 2021 and 2020, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the three months ended June 30, 2021, as compared to 29% for the three months ended June 30, 2020, with no customer accounting for 10% or more of total revenue in either three-month period. For the three months ended June 30, 2021, revenue in all our primary end market industries increased versus the comparable prior period, except for aerospace and defense which was flat, although aerospace and defense was up year-over year in the International segment.

Six months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

In the six months ended June 30, 2021, total revenue increased 16.7% versus the comparable prior period. The increase was due predominantly to organic growth. Specifically, the Company has been recovering from the effect of COVID-19 which was more impactful to our financial results in 2020. In addition, the Company realized low single-digit favorable revenue impact from foreign exchange rates. Services segment revenue increased 17.3% due predominantly to similar organic growth. International segment revenue increased 18.3% due to high-single digit organic growth and high-single digit favorable impact of foreign exchange rates.

Oil and gas customer revenue comprised approximately 59% and 56% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Aerospace and defense customer revenue comprised approximately 10% and 14% of total revenue for the six months ended June 30, 2021 and 2020, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the six months ended June 30, 2021, as compared to 31% for the six months ended June 30, 2020, with no customer accounting for 10% or more of total revenue in either six-month period. For the six months ended June 30, 2021 revenue in all our primary end market industries increased versus the comparable prior period, except for aerospace and defense and industrial.

Gross Profit

Gross profit increased by $14.2 million, or 34.4%, in the three months ended June 30, 2021 versus the prior year comparable period, on an increase in revenue of 42.7%.

Gross profit increased by $13.5 million, or 16.5%, in the six months ended June 30, 2021 on a increase in revenue of 16.7%.

Gross profit by segment for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gross profit
Services	$43,761	$33,940	$74,837	$66,177
% of segment revenue	30.2%	33.7%	27.8%	28.8%
International	9,615	5,392	17,240	13,415
% of segment revenue	30.1%	25.3%	28.9%	26.6%
Products and Systems	1,952	1,838	3,233	2,206
% of segment revenue	60.9%	45.9%	52.2%	32.4%
Corporate and eliminations	8	(12)	27	4
	$55,336	$41,158	$95,337	$81,802
% of total revenue	31.1%	33.1%	28.8%	28.8%

Three Months

Gross profit margin was 31.1% and 33.1% for the three-month periods ended June 30, 2021 and 2020, respectively. Gross profit margin decreased primarily due to unfavorable sales mix and higher level of reimbursable travel costs in the Services segment partially offset by favorable sales mix and better utilization in the International and Products and Systems segments.

Six months

Gross profit margin was 28.8% and 28.8% for the six-month periods ended June 30, 2021 and 2020, respectively. Gross profit margin remained flat primarily due to unfavorable sales mix and higher level of reimbursable travel costs in the Services segment offset by favorable sales mix and better utilization in the International and Products and Systems segments.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Operating Expenses
Selling, general and administrative expenses	$39,719	$37,607	$79,358	$79,165
Impairment charges	—	—	—	106,062
Research and engineering	620	708	1,347	1,532
Depreciation and amortization	3,078	3,207	6,152	7,177
Legal settlement and litigation charges, net	—	—	1,030	—
Acquisitions-related expense	545	19	822	(523)

Three Months

Operating expenses increased $2.4 million, or 6%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Selling, general and administrative expenses increased $2.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to the Company reinstating several of the temporary cost reduction initiatives undertaken during 2020 in response to the COVID-19 pandemic, as further detailed in the Recent Developments section above. Acquisition-related expense increased $0.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to remeasurement of acquisition related contingent consideration.

Six months

Operating expenses decreased $104.7 million, or 54%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due predominantly to impairment charges of $106.1 million in 2020 as more fully described in Note 8–Goodwill and Note 9–Intangible Assets included in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Excluding the 2020 impairment charges, operating expenses increased due to the Company reinstating several of the temporary cost reduction initiatives undertaken during 2020 in response to the COVID-19 pandemic, as further detailed in the Recent Developments section above, as well as a $1.2 million increase in net legal settlement and litigation charges primarily related to the Justin Price v. Mistras Group, Inc. matter more fully described in Note-14 Commitments and Contingencies under the "Litigation and Commercial Claims" section to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Depreciation and amortization decreased $1.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to the 2020 impairment charges reducing the net book value on certain of our intangible assets. Acquisition-related expense increased $1.3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to remeasurement of acquisition related contingent consideration.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Services:
Income (loss) from operations (GAAP)	$18,358	$10,837	$22,906	$(70,657)
Impairment charges	—	—	—	86,200
Reorganization and other costs	26	45	97	67
Legal settlement and litigation charges, net	—	—	1,650	—
Acquisition-related expense (benefit), net	545	19	788	(523)
Income before special items (non-GAAP)	$18,929	$10,901	$25,441	$15,087
International:
Income (loss) from operations (GAAP)	$1,809	$(1,937)	$989	$(22,356)
Impairment charges	—	—	—	19,862
Reorganization and other costs	30	366	126	292
Income (loss) before special items (non-GAAP)	$1,839	$(1,571)	$1,115	$(2,202)
Products and Systems:
Income (loss) from operations (GAAP)	$209	$(96)	$(372)	$(1,776)
Reorganization and other costs	—	—	27	—
Income (loss) before special items (non-GAAP)	$209	$(96)	$(345)	$(1,776)
Corporate and Eliminations:
Loss from operations (GAAP)	$(9,002)	$(9,187)	$(16,895)	$(16,822)
Loss on debt modification	277	645	277	645
Legal settlement and litigation charges, net	—	—	(620)	—
Reorganization and other costs	—	86	—	123
Acquisition-related expense, net	—	—	34	—
Loss before special items (non-GAAP)	$(8,725)	$(8,456)	$(17,204)	$(16,054)
Total Company:
Income (loss) from operations (GAAP)	$11,374	$(383)	$6,628	$(111,611)
Impairment charges	—	—	—	106,062
Reorganization and other costs	56	497	250	482
Loss on debt modification	277	645	277	645
Legal settlement and litigation charges, net	—	—	1,030	—
Acquisition-related expense (benefit), net	545	19	822	(523)
Income (loss) before special items (non-GAAP)	$12,252	$778	$9,007	$(4,945)

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended June 30, 2021, the income (loss) from operations (GAAP) increased $11.8 million, compared with the three months ended June 30, 2020, while income before special items (non-GAAP) increased $11.5 million. As a percentage of revenue, income before special items increased by 630 basis points to 6.9% in the three months ended June 30, 2021 from 0.6% in the three months ended June 30, 2020.

Six months

For the six months ended June 30, 2021, income (loss) from operations (GAAP) increased $118.2 million, compared with the six months ended June 30, 2020, while income (loss) before special items (non-GAAP) increased $14.0 million. As a percentage of revenue, income (loss) before special items increased by 440 basis points to 2.7% in the six months ended June 30, 2021 from (1.7)% in the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company experienced overall organic growth. Specifically, the Company has been recovering from the effect of COVID-19 which was more impactful to our financial results in 2020. During the six months ended June 30, 2020, the COVID-19 initial outbreak and significant drop in oil prices had adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors. These negative factors have continued to result in volatility and uncertainty in the markets in which we operate in 2021, although we have nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas. We are currently unable to predict or determine the ongoing impact that the COVID-19 pandemic and volatility in oil prices may have on our business, results of operations, or liquidity. Refer to Item 1A. Risk Factors in Part I of our 2020 Form 10-K, and the additional risk factors included in Part II, Item 1.A. of this Form 10-Q for further discussion.

Interest Expense

Interest expense was approximately $3.2 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense was approximately $6.4 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase was due to a higher interest rate on our long-term debt as a result of an amendment in May 2020 to our Credit Agreement.

An amendment in May 2021 to our Credit Agreement removed the LIBOR floor of 1.0%, which provided that if LIBOR is below 1.0%, the interest rate will be calculated as if LIBOR is 1.0%. Now the actual LIBOR rate is used to calculate interest, even if LIBOR is below 1.0%. This will reduce our interest rate, when LIBOR is below 1.0%.

The terms of our Credit Agreement are described in Note 11- Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Income Taxes

Our effective income tax rate was approximately 27.7% and 20.7% for the three months ended June 30, 2021 and 2020, respectively. Our effective income tax rate was approximately (125.4)% and 13.8% for the six months ended June 30, 2021 and 2020.

The effective income tax rate for the three months ended June 30, 2021 was higher than the statutory rate due to earnings in jurisdictions with higher income tax rates than the United States. The effective income tax rate for the three months ended June 30, 2020 approximated the statutory rate, as the favorable impact of the CARES Act was offset by the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences.

The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory rate due to capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US. The effective income tax rate for the six months ended June 30, 2020 was lower than the statutory rate primarily due to impairments for which we did not realize income tax benefits, partially offset by income tax benefits of the CARES Act.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$18,126	$34,862
Investing activities	(10,318)	(7,248)
Financing activities	(12,970)	(20,337)
Effect of exchange rate changes on cash	(656)	295
Net change in cash and cash equivalents	$(5,818)	$7,572

Cash Flows from Operating Activities

During the six months ended June 30, 2021, cash provided by operating activities was $18.1 million, representing a year-on-year decrease of $16.7 million, or 48%. The decrease was primarily attributable to increase in working capital investments. Specifically, revenue increased 16.7% versus the prior year comparable period due predominantly to organic growth. Specifically, the Company has been recovering from the effect of COVID-19 which was more impactful to our financial results in 2020. As we are increasing our work compared to the comparable prior period, our cash flows are lower in the current quarter as collections of receivables lag behind revenues.

Cash Flows from Investing Activities

During the six months ended June 30, 2021 and 2020, cash used in investing activities was $10.3 million primarily attributable to capital expenditures of $10.8 million compared to $7.6 million of capital expenditures in the prior period driven by increased operating activities.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.0 million for the six months ended June 30, 2021, compared to net cash used in financing activities of $20.3 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, net borrowings of debt were approximately $6.8 million lower as compared to 2020 resulting in less debt paydown during the period as cash flows were used to fund operating activities.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $0.7 million in the six months ended June 30, 2021, compared to an increase of $0.3 million for the six months ended June 30, 2020.

Cash Balance and Credit Facility Borrowings

As of June 30, 2021, we had cash and cash equivalents totaling $19.9 million and $41.2 million of unused commitments under our Credit Agreement with borrowings of $203.9 million and $4.3 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

As of June 30, 2021, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The May 2021 Amendment to our Credit Agreement also reduced the borrowing capacity on our revolving loan line of credit to $165 million, and will be further reduced to $155 million on September 30, 2021, and to $150 million on December 31, 2021. Additionally, quarterly payments on the term loan increased to $3.75 million through March 31, 2022, and to $5.0 million for each quarterly payment thereafter, with a final balloon payment at maturity.

The terms of our Credit Agreement (as modified) are described in Note 11-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2020 Annual Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first risk factor in our 2020 Annual Report, we discuss that we are susceptible to prolonged negative trends in the oil and gas industry due to our dependency on customers in that industry. Oil and gas customer revenue comprised approximately 57% of total revenue for the three months ended June 30, 2021. In April 2021, the Biden Administration announced plans to aggressively combat climate change, with initiatives that would significantly reduce the use of fossil fuels. Any legislation, regulations, or significant private industry action to implement these initiatives could have a negative impact on the oil and gas industry, and as a consequence, negatively impact our business and results of operations.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2021	42,143	$11.62	—	$—
May 31, 2021	—	$—	—	$—
June 30, 2021	—	$—	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Fifth Amendment, date May 19, 2021, to the Fifth Amended and Restate Credit Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K, filed May 20, 2021 and incorporated herein by reference),

10.2	Memorandum of Understanding, dated May 4, 2021, regarding the settlement of the two legal proceedings captioned Price v. Mistras Group, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Date: August 3, 2021