Form 10-Q
period 2021-09-30
Mistras Group, Inc.
filed 2021-11-03
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
☐ Yes  ☒ No

As of October 28, 2021, the registrant had 29,458,243 shares of common stock outstanding.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021 and September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and September 30, 2020	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4	Controls and Procedures	37

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1.A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 3.	Defaults Upon Senior Securities	38

ITEM 4.	Mine Safety Disclosures	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits	39

SIGNATURES		40

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$22,597	$25,760
Accounts receivable, net	127,699	107,628
Inventories	12,178	13,134
Prepaid expenses and other current assets	17,505	16,066
Total current assets	179,979	162,588
Property, plant and equipment, net	90,366	92,681
Intangible assets, net	61,695	68,642
Goodwill	205,657	206,008
Deferred income taxes	2,676	2,069
Other assets	46,855	51,325
Total assets	$587,228	$583,313
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,343	$14,240
Accrued expenses and other current liabilities	88,312	78,500
Current portion of long-term debt	18,988	10,678
Current portion of finance lease obligations	3,773	3,765
Income taxes payable	1,676	2,664
Total current liabilities	126,092	109,847
Long-term debt, net of current portion	196,866	209,538
Obligations under finance leases, net of current portion	10,338	11,115
Deferred income taxes	9,195	8,236
Other long-term liabilities	43,711	47,358
Total liabilities	386,202	386,094
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,457,605 and 29,234,143 shares issued and outstanding	294	292
Additional paid-in capital	237,577	234,638
Accumulated Deficit	(17,893)	(21,848)
Accumulated other comprehensive loss	(19,176)	(16,061)
Total Mistras Group, Inc. stockholders’ equity	200,802	197,021
Non-controlling interests	224	198
Total equity	201,026	197,219
Total liabilities and equity	$587,228	$583,313

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue	$174,556	$147,894	$505,968	$431,794
Cost of revenue	116,750	94,930	341,780	286,208
Depreciation	5,590	5,580	16,635	16,400
Gross profit	52,216	47,384	147,553	129,186
Selling, general and administrative expenses	39,221	37,473	118,579	116,638
Impairment charges	—	—	—	106,062
Legal settlement and litigation charges, net	—	(360)	1,030	(360)
Research and engineering	595	638	1,942	2,170
Depreciation and amortization	2,918	3,182	9,070	10,359
Acquisition-related expense, net	246	709	1,068	186
Income (loss) from operations	9,236	5,742	15,864	(105,869)
Interest expense	2,326	3,645	8,694	9,410
Income (loss) before benefit for income taxes	6,910	2,097	7,170	(115,279)
Provision (benefit) for income taxes	3,513	544	3,187	(15,645)
Net Income (loss)	3,397	1,553	3,983	(99,634)
Less: net income attributable to noncontrolling interests, net of taxes	17	30	28	8
Net Income (loss) attributable to Mistras Group, Inc	$3,380	$1,523	$3,955	$(99,642)

Earnings (loss) per common share
Basic	$0.11	$0.05	$0.13	$(3.43)
Diluted	$0.11	$0.05	$0.13	$(3.43)
Weighted-average common shares outstanding:
Basic	29,619	29,177	29,550	29,086
Diluted	30,127	29,311	30,093	29,086

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income (loss)	$3,397	$1,553	$3,983	$(99,634)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,472)	5,963	(3,117)	(4,924)
Comprehensive Income (Loss)	(2,075)	7,516	866	(104,558)
Less: net income (loss) attributable to noncontrolling interest	17	30	28	8
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(3)	4	(2)	(2)
Comprehensive income (loss) attributable to Mistras Group, Inc	$(2,089)	$7,482	$840	$(104,564)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at June 30, 2021	$29,432	$294	$236,125	$(21,273)	$(13,707)	$201,439	$210	$201,649
Net income	—	—	—	3,380	—	3,380	17	3,397
Other comprehensive gain (loss), net of tax	—	—	—	—	(5,469)	(5,469)	(3)	(5,472)
Share-based payments	—	—	1,452	—	—	1,452	—	1,452
Net settlement of restricted stock units	26	—	—	—	—	—	—	—
Balance at September 30, 2021	29,458	$294	$237,577	$(17,893)	$(19,176)	$200,802	$224	$201,026

Balance at June 30, 2020	29,110	$291	$231,724	$(23,552)	$(32,172)	$176,291	$172	$176,463
Net loss	—	—	—	1,523	—	1,523	30	1,553
Other comprehensive gain (loss), net of tax	—	—	—	—	5,963	5,963	4	5,967
Share-based payments	—	—	1,593	—	—	1,593	—	1,593
Net settlement of options and restricted stock units	82	1	(50)	—	—	(49)	—	(49)
Balance at September 30, 2020	29,192	$292	$233,267	$(22,029)	$(26,209)	$185,321	$206	$185,527

	Nine months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income	—	—	—	3,955	—	3,955	28	3,983
Other comprehensive gain (loss), net of tax	—	—	—	—	(3,115)	(3,115)	(2)	(3,117)
Share-based payments	—	—	3,916	—	—	3,916	—	3,916
Net settlement of restricted stock units	224	2	(977)	—	—	(975)	—	(975)
Balance at September 30, 2021	29,458	$294	$237,577	$(17,893)	$(19,176)	$200,802	$224	$201,026

Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net loss	—	—	—	(99,642)	—	(99,642)	8	(99,634)
Other comprehensive gain (loss), net of tax	—	—	—	—	(4,924)	(4,924)	(2)	(4,926)
Share-based payments	—	—	4,391	—	—	4,391	—	4,391
Net settlement of restricted stock units	247	3	(329)	—	—	(326)	—	(326)
Balance at September 30, 2020	29,192	$292	$233,267	$(22,029)	$(26,209)	$185,321	$206	$185,527

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net income (loss)	$3,983	$(99,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	25,705	26,759
Impairment charges	—	106,062
Deferred income taxes	1,055	(16,831)
Share-based compensation expense	3,916	4,312
Fair value adjustments to contingent consideration	1,034	186
Foreign currency loss	366	1,965
Other	265	2,419
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(21,907)	20,319
Inventories	868	(1,845)
Prepaid expenses and other assets	(2,324)	(2,305)
Accounts payable	(751)	(2,357)
Accrued expenses and other liabilities	11,247	3,069
Income taxes payable	(988)	(328)
Net cash provided by operating activities	22,469	41,791
Cash flows from investing activities
Purchase of property, plant and equipment	(15,130)	(10,676)
Purchase of intangible assets	(887)	(311)
Acquisition of business, net of cash acquired	(441)	—
Proceeds from sale of equipment	964	429
Net cash used in investing activities	(15,494)	(10,558)
Cash flows from financing activities
Repayment of finance lease obligations	(3,032)	(3,078)
Proceeds from borrowings of long-term debt	—	2,245
Repayment of long-term debt	(12,121)	(4,334)
Proceeds from revolver	71,000	27,250
Repayment of revolver	(62,250)	(44,000)
Payment of financing costs	(550)	(1,497)
Payment of contingent consideration for business acquisitions	(938)	(1,337)
Taxes paid related to net share settlement of share-based awards	(975)	(326)
Net cash used in financing activities	(8,866)	(25,077)
Effect of exchange rate changes on cash and cash equivalents	(1,272)	944
Net change in cash and cash equivalents	(3,163)	7,100
Cash and cash equivalents at beginning of period	25,760	15,016
Cash and cash equivalents at end of period	$22,597	$22,116
Supplemental disclosure of cash paid
Interest, net	$8,119	$9,061
Income taxes, net of refunds	$3,816	$1,633
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,445	$1,607

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

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has continued to cause disruption and volatility in domestic and international markets and conditions continue to improve during 2021 as compared to 2020. The Company's businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). Our facilities, and the Company's customers facilities as well, have remained open with staffing modifications and precautionary procedures taken as necessary.

Overall, the Company has taken actions to help ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

The COVID-19 pandemic uncertainty, significant volatility in oil prices, and decreased traffic in the aerospace industry have adversely affected the operations of the Company's customers, suppliers and contractors beginning in the first quarter of 2020, and as a consequence, the Company's results of operations were adversely impacted. These negative factors continue to cause volatility and uncertainty in the markets in which the Company operates, although the Company in 2021 has nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas where crude oil prices have exceeded pre-pandemic levels.

While the Company cannot fully assess the impact that the factors discussed above will have on its operations at this time, there were certain impacts that the Company identified resulting in impairment charges in 2020. See Note 8-Goodwill, Note 9-Intangible Assets and Note 13-Leases for additional information.

The Company has eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company will

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
continue to monitor market conditions and respond accordingly. As of September 30, 2021, the cash balance was approximately $22.6 million.

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

Customers

For each of the three and nine months ended September 30, 2021 and 2020, no customer represented 10% or more of the Company's revenue.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards, or NOLs. A valuation allowance is provided if it is more likely than not that some or all of a deferred income tax asset will not be realized. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years.

As of September 30, 2021, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company’s effective income tax rate was approximately 50.8% and 25.9% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective income tax rate was approximately 44.4% and 13.6% for the nine months ended September 30, 2021 and 2020, respectively.

The effective income tax rate for the three months ended September 30, 2021, was higher than the statutory rate due to a $1.2 million valuation allowance recorded during the period related to various state deferred tax assets and earnings in jurisdictions with higher income tax rates than the United States. The effective income tax rate for the three months ended September 30, 2020 approximated the statutory rate, as the favorable impact of the CARES Act was offset by the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences.

The effective income tax rate for the nine months ended September 30, 2021 was higher than the statutory rate due to a $1.2 million valuation allowance recorded during the period which was related to various state deferred tax assets offset by the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US. The effective income tax rate for the nine months ended September 30, 2020 was lower than the statutory rate primarily due to the income tax benefits of the CARES Act, partially offset by impairments for which the Company did not realize income tax benefits.

Recent Accounting Pronouncements

On January 1, 2021, the Company adopted new guidance to simplify the accounting for income taxes by, among other things, removing certain exceptions related to intra-period tax allocations, interim calculations and the recognition of deferred tax liabilities for outside basis differences. The guidance did not have a material impact on the Company's consolidated financial statements.

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

The Company's performance obligations are satisfied over time as work progresses or at a point in time. The majority of the Company's revenue is recognized over time as work progresses for the Company's service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time, based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. For these arrangements, revenue is recognized on a cost-to-cost method tracked on an input basis.

The majority of our revenue recognized at a point in time is related to product sales when the customer obtains control of the asset, which is generally upon shipment to the customer. Contract costs include labor, material and overhead.

The Company expects any significant remaining performance obligations to be satisfied within one year.

Contract Estimates

The majority of the Company's revenues are short-term in nature. The Company enters into master service agreements (MSAs) with customers that specify an overall framework and contract terms. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into longer-term contracts, which can range from several months to several years. Revenue on certain contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of the Company's project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in the Company's project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$88,508	$8,620	$370	$—	$97,498
Aerospace & Defense	12,717	3,897	101	—	16,715
Industrials	10,560	6,693	336	—	17,589
Power Generation & Transmission	11,412	2,615	660	—	14,687
Other Process Industries	8,819	3,035	32	—	11,886
Infrastructure, Research & Engineering	7,136	2,467	808	—	10,411
Other	5,824	1,773	1,001	(2,828)	5,770
Total	$144,976	$29,100	$3,308	$(2,828)	$174,556

Three Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$72,195	$9,749	$51	$—	$81,995
Aerospace & Defense	10,904	3,676	72	—	14,652
Industrials	12,209	5,261	442	—	17,912
Power Generation & Transmission	9,053	2,054	390	—	11,497
Other Process Industries	6,023	2,373	85	—	8,481
Infrastructure, Research & Engineering	5,309	2,245	1,223	—	8,777
Other	4,028	1,119	1,669	(2,236)	4,580
Total	$119,721	$26,477	$3,932	$(2,236)	$147,894

Nine Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$264,959	$26,208	$638	$—	$291,805
Aerospace & Defense	37,319	12,341	165	—	49,825
Industrials	30,621	17,736	1,081	—	49,438
Power Generation & Transmission	27,019	7,776	2,249	—	37,044
Other Process Industries	27,031	9,574	76	—	36,681
Infrastructure, Research & Engineering	15,479	9,477	2,777	—	27,733
Other	11,823	5,587	2,513	(6,481)	13,442
Total	$414,251	$88,699	$9,499	$(6,481)	$505,968

Nine Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$214,773	$26,192	$214	$—	$241,179
Aerospace & Defense	39,804	14,686	370	—	54,860
Industrials	35,374	13,997	1,349	—	50,720
Power Generation & Transmission	21,800	4,958	1,888	—	28,646
Other Process Industries	17,026	7,103	162	—	24,291
Infrastructure, Research & Engineering	12,820	6,726	3,683	—	23,229
Other	7,674	3,225	3,080	(5,110)	8,869
Total	$349,271	$76,887	$10,746	$(5,110)	$431,794

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue per key geographic location was as follows:

Three Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$122,506	$221	$1,562	$(1,341)	$122,948
Other Americas	21,681	1,446	133	(610)	22,650
Europe	491	26,378	499	(748)	26,620
Asia-Pacific	298	1,055	1,114	(129)	2,338
Total	$144,976	$29,100	$3,308	$(2,828)	$174,556

Three Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
United States	100,586	$193	$1,538	$(912)	$101,405
Other Americas	18,767	1,100	75	(124)	19,818
Europe	350	24,790	1,002	(1,088)	25,054
Asia-Pacific	18	394	1,317	(112)	1,617
Total	$119,721	$26,477	$3,932	$(2,236)	$147,894

Nine Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$349,814	$670	$4,690	$(2,627)	$352,547
Other Americas	61,847	3,772	301	(1,482)	64,438
Europe	1,381	82,356	1,462	(2,105)	83,094
Asia-Pacific	1,209	1,901	3,046	(267)	5,889
Total	$414,251	$88,699	$9,499	$(6,481)	$505,968

Nine Months Ended September 30, 2020	Services	International	Products	Corp/Elim	Total
United States	298,372	$507	$5,150	$(2,433)	$301,596
Other Americas	49,548	3,564	425	(370)	53,167
Europe	721	71,056	1,930	(2,129)	71,578
Asia-Pacific	630	1,760	3,241	(178)	5,453
Total	$349,271	$76,887	$10,746	$(5,110)	$431,794

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

Revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the contract liability balance at the beginning of such year was $4.4 million for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

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

Stock Options

For each of the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option award as of September 30, 2021.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2021 and 2020:

	Nine months ended September 30,
	2021		2020
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	5	$22.35
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	5	$22.35	5	$22.35

Restricted Stock Unit Awards

For the three months ended September 30, 2021 and September 30, 2020, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $1.1 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.7 million and $3.2 million, respectively. As of September 30, 2021, there was $6.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.6 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2021	2020
Restricted stock awards vested	238	183
Fair value of awards vested	$2,670	$719

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Nine months ended September 30,
	2021	2020
Awards issued	51	68
Grant date fair value of awards issued	$525	$326

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Nine months ended September 30,
	2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,076	$7.41	559	$16.92
Granted	528	$10.07	557	$3.77
Released	(238)	$10.98	(183)	$18.44
Forfeited	(53)	$8.90	(32)	$9.87
Outstanding at end of period:	1,313	$7.75	901	$8.72

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

A summary of the Company's PRSU activity is as follows:

	Nine months ended September 30,
	2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	333	$8.84	260	$16.77
Granted	189	$12.59	292	$3.68
Performance condition adjustments	(195)	$7.83	(145)	$3.54
Released	(22)	$13.63	(78)	$15.43
Forfeited	—	$—	—	$—
Outstanding at end of period:	305	$12.56	329	$11.09

During the nine months ended September 30, 2021 and September 30, 2020, the Compensation Committee approved the final calculation of the award metrics for calendar year 2020 and calendar year 2019, respectively. As a result, the calendar year 2020 PRSUs decreased by approximately 125,000 units (related to not achieving the 2020 Return on Average Book Equity metric) and the calendar year 2019 PRSUs increased by approximately 1,000 units. Calendar year 2021 PRSUs decreased by 2,000 units during the nine months ended September 30, 2021 based on forecasted results for calendar year 2021.

For the three months ended September 30, 2021 and September 30, 2020, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and September 30, 2020, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.7 million and $0.8 million, respectively. At September 30, 2021, there was $1.6 million of total unrecognized compensation costs related to approximately 305,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Basic income (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$3,380	$1,523	$3,955	$(99,642)
Denominator:
Weighted average common shares outstanding	29,619	29,177	29,550	29,086
Basic income (loss) per share	$0.11	$0.05	$0.13	$(3.43)

Diluted income (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$3,380	$1,523	$3,955	$(99,642)
Denominator:
Weighted average common shares outstanding	29,619	29,177	29,550	29,086
Dilutive effect of stock options outstanding	—	—	—	—
Dilutive effect of restricted stock units outstanding (1)	508	134	543	—
	30,127	29,311	30,093	29,086
Diluted income (loss) per share	$0.11	$0.05	$0.13	$(3.43)
_______________
(1) For the nine months ended September 30, 2020, 213,000 shares related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Due diligence, professional fees and other transaction costs	$—	$—	$34	$—
Adjustments to fair value of contingent consideration liabilities	246	709	1,034	186
Acquisition-related expense, net	$246	$709	$1,068	$186

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	September 30, 2021	December 31, 2020

Trade accounts receivable	$135,644	$115,841
Allowance for credit losses	(7,945)	(8,213)
Accounts receivable, net	$127,699	$107,628

The Company had $21.0 million and $11.9 million of unbilled revenue accrued as of September 30, 2021 and December 31, 2020, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company recorded a full reserve for this receivable during 2019 and the status of this situation has not changed since 2019. See Note 14-Commitments and Contingencies for additional details.

7.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2021	December 31, 2020

Land		$2,776	$2,724
Buildings and improvements	30-40	25,057	25,731
Office furniture and equipment	5-8	20,697	19,902
Machinery and equipment	5-7	246,422	234,331
		294,952	282,688
Accumulated depreciation and amortization		(204,586)	(190,007)
Property, plant and equipment, net		$90,366	$92,681

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $6.1 million and $6.2 million, respectively.

Depreciation expense for the nine months ended September 30, 2021 and September 30, 2020 was $18.4 million and $18.3 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2020	$190,112	$15,896	$—	$206,008
Goodwill acquired during the period	280	—	—	280
Adjustments to preliminary purchase price allocations	—	—	—	—
Foreign currency translation	189	(820)	—	(631)
Balance at September 30, 2021	$190,581	$15,076	$—	$205,657

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which consisted of $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Unaudited Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2020. Subsequent to March 31, 2020 through September 30, 2021, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

The Company's cumulative goodwill impairment as of September 30, 2021 and December 31, 2020 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2021			December 31, 2020
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Customer relationships	5-18	$112,596	$(79,208)	$33,388	$116,101	$(75,649)	$(2,206)	$38,246
Software/Technology	3-15	52,013	(25,726)	26,287	77,326	(23,519)	(25,874)	27,933
Covenants not to compete	2-5	12,624	(12,350)	274	12,833	(12,162)	(212)	459
Other	2-12	10,698	(8,952)	1,746	11,120	(8,614)	(502)	2,004
Total		$187,931	$(126,236)	$61,695	$217,380	$(119,944)	$(28,794)	$68,642

Amortization expense for the three months ended September 30, 2021 and 2020 was approximately $2.4 million and $2.6 million, respectively.

Amortization expense for the nine months ended September 30, 2021 and September 30, 2020 was $7.3 million and $8.5 million, respectively.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020

Accrued salaries, wages and related employee benefits	$38,470	$30,214
Contingent consideration, current portion	1,736	1,300
Accrued workers’ compensation and health benefits	3,654	3,948
Deferred revenue	7,143	6,538
Pension accrual	2,519	2,519
Right-of-use liability - Operating	9,871	10,348
Other accrued expenses	24,919	23,633
Total	$88,312	$78,500

11.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020

Senior credit facility	$128,522	$120,312
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.3 million, respectively	80,388	89,745
Other	6,944	10,159
Total debt	215,854	220,216
Less: Current portion	(18,988)	(10,678)
Long-term debt, net of current portion	$196,866	$209,538

Senior Credit Facility

The Company has a credit agreement with its banking group (as amended, the "Credit Agreement") which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility with a balance of $80.4 million as of September 30, 2021. Pursuant to the Amendment described below, the revolving line of credit was reduced from $165 million to $155 million on September 30, 2021 and will be reduced to $150 million on December 31, 2021. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

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

As a result of the borrowing capacity reduction on the revolving loan line of credit, the Company expensed $0.1 million in unamortized capitalized debt issuance costs during the nine months ended September 30, 2021, which was included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income (Loss). The Company incurred $0.5 million in financing costs for the Amendment, of which $0.2 million of third party costs were expensed and included in Selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Income (Loss).

Under the Credit Agreement, the Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit.

As of September 30, 2021, the Company had borrowings of $209.2 million and a total of $4.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.1 million as of September 30, 2021, which is included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through December 12, 2023.

As of September 30, 2021, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2021, there was an aggregate of approximately $6.9 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $17.0 thousand and interest rates range from 0.4% to 3.5%.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Nine months ended September 30,
	2021	2020
Beginning balance	$1,640	$3,216
Acquisitions	—	200
Payments	(938)	(1,337)
Accretion of liability	—	33
Revaluation	1,034	153
Foreign currency translation	—	(23)
Ending balance	$1,736	$2,242

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

13.    Leases

The Company’s Condensed Consolidated Balance Sheets include the following related to operating leases:

Leases	Classification	September 30, 2021	December 31, 2020
Assets
ROU assets	Other Assets	$42,043	$46,728

Liabilities
ROU - current	Accrued expenses and other current liabilities	$9,871	$10,348
ROU liability - long-term	Other long-term liabilities	33,691	37,689
Total ROU liabilities		$43,562	$48,037

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $3.1 million and $3.8 million as of September 30, 2021 and December 31, 2020, respectively. Total rent payments for this facility were approximately $0.3 million and $0.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Total rent payments for this facility were approximately $1.0 million and $0.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. An agreement was reached with the related party to reduce rental payments by 20% and defer payments for 90 days for the lease of the Company’s headquarters, starting in June 2020 through December 2020 as part of COVID-19 related vendor concessions.

The total ROU assets attributable to finance leases were approximately $14.6 million and $15.8 million as of September 30, 2021 and December 31, 2020, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

As described in Note 9-Intangible Assets, the Company performed an analysis to determine whether there was any impairment of long-lived assets, which included the ROU assets, within the Services, International, and Products and Systems operating segments as well as Corporate. The result of the analysis was a $0.2 million impairment of a ROU asset in an asset group within the Services segment which is included in Impairment charges on the Unaudited Condensed Consolidated Statements of Loss for the nine months ended September 30, 2020.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The components of lease costs were as follows:

		Three months ended September 30,		Nine months ended September 30,
	Classification	2021	2020	2021	2020
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,002	$1,081	$3,094	$3,495
Interest on lease liabilities	Interest expense	177	207	550	650
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,239	3,341	9,808	9,970
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	7	11	22	60
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	532	(4)	1,956	441
Total		$4,957	$4,636	$15,430	$14,616

Additional information related to leases was as follows:

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$3,032	$3,078
Finance - operating cash flows	$550	$650
Operating - operating cash flows	$9,870	$9,819
ROU assets obtained in the exchange for lease liabilities
Finance leases	$2,445	$1,607
Operating leases	$4,212	$6,919
Weighted-average remaining lease term (in years)
Finance leases	5.5	5.9
Operating leases	5.3	5.9
Weighted-average discount rate
Finance leases	5.4%	5.8%
Operating leases	5.8%	5.8%

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Maturities of lease liabilities as of September 30, 2021 were as follows:

	Finance	Operating
Remainder of 2021	$2,023	$3,165
2022	4,602	11,595
2023	3,711	10,111
2024	2,778	7,843
2025	1,185	5,554
Thereafter	991	12,484
Total	15,290	50,752
Less: Present value discount	1,179	7,190
Lease liability	$14,111	$43,562

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

Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases are captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California and the other was filed on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. Both cases are requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement of all claims in the cases, which was more formally documented pursuant to a settlement agreement completed October 5, 2021. Pursuant to the settlement, the Company will pay $2.3 million to resolve the allegations in these proceedings and will be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement is subject to court approval and will cover claims for the period from June 2016 through July 31, 2021. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for these employees required contributions for these employees to national multi-employer pension funds. The reduction in employees resulted in a subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of September 30, 2021 is approximately $2.5 million, and the charges related to this liability were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of September 30, 2021, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.1 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

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

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of September 30, 2021, total potential acquisition-related contingent consideration ranged from zero to approximately $2.8 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next twelve months.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $1.0 million is remaining as of September 30, 2021. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases. On August 3, 2021, the Company entered into an agreement and extended the period by twelve months.

15.    Segment Disclosure

The Company’s three operating segments are:

•Services. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Services	$144,976	$119,721	$414,251	$349,271
International	29,100	26,477	88,699	76,887
Products and Systems	3,308	3,932	9,499	10,746
Corporate and eliminations	(2,828)	(2,236)	(6,481)	(5,110)
	$174,556	$147,894	$505,968	$431,794

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross profit
Services	$41,749	$37,603	$116,587	$103,780
International	9,038	8,197	26,278	21,612
Products and Systems	1,422	1,628	4,655	3,834
Corporate and eliminations	7	(44)	33	(40)
	$52,216	$47,384	$147,553	$129,186

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income (loss) from operations
Services	$16,085	$13,599	$38,991	$(57,058)
International	1,169	(66)	2,158	(22,422)
Products and Systems	(281)	(160)	(653)	(1,936)
Corporate and eliminations	(7,737)	(7,631)	(24,632)	(24,453)
	$9,236	$5,742	$15,864	$(105,869)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation and amortization
Services	$6,192	$6,315	$18,517	$19,601
International	2,167	2,216	6,552	6,433
Products and Systems	221	248	664	756
Corporate and eliminations	(72)	(17)	(28)	(31)
	$8,508	$8,762	$25,705	$26,759

	September 30, 2021	December 31, 2020
Intangible assets, net
Services	$53,634	$58,917
International	6,911	8,664
Products and Systems	1,095	1,012
Corporate and eliminations	55	49
	$61,695	$68,642

	September 30, 2021	December 31, 2020
Total assets
Services	$429,650	$427,636
International	115,787	129,228
Products and Systems	10,601	10,996
Corporate and eliminations	31,190	15,453
	$587,228	$583,313

Refer to Note 2–Revenue, for revenue by geographic area for the three and nine months ended September 30, 2021 and 2020.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2021 and 2020. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 16, 2021 (“2020 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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
•Services provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.
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

We have continued providing our customers with innovative asset protection software ecosystem through our MISTRAS OneSuite platform. The software platform offers functions of MISTRAS' popular software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 50 plus applications being offered on one centralized platform.

We have continued to develop new technologies to provide monitoring of wind blade integrity through our Sensoria™ tool. Sensoria helps provide real-time monitoring and damage detection of wind turbine blades and allows our customers to maximize uptime, performance and safety of wind turbine blades. This tool provides additional growth and expansion of our

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

capabilities to serve both new and existing wind turbines and greatly enhances our product offerings within the renewable energy industry.

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has continued to cause disruption and volatility in domestic and international markets and conditions continue to improve during 2021 as compared to 2020. The Company's businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). Our facilities, and the Company's customers facilities as well, have remained open with staffing modifications and precautionary procedures taken as necessary.

Overall, we have taken actions to help ensure the health and safety of our employees and those of our customers and suppliers; maintain business continuity and financial strength and stability; and serve our customers as they provide essential products and services to the world.

The COVID-19 pandemic uncertainty, significant volatility in oil prices and decreased traffic in the aerospace industry have adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors beginning in 2020. These negative factors continue to cause volatility and uncertainty in the markets in which we operate, although we have nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas where crude oil prices have exceeded pre-pandemic levels.

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

The Company has eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of September 30, 2021, the cash balance was approximately $22.6 million.

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

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues	$174,556	$147,894	$505,968	$431,794
Gross profit	52,216	47,384	147,553	129,186
Gross profit as a % of Revenue	29.9%	32.0%	29.2%	29.9%
Income (loss) from operations	9,236	5,742	15,864	(105,869)
Income (Loss) from Operations as a % of Revenue	5.3%	3.9%	3.1%	(24.5)%
Income before provision (benefit) for income taxes	6,910	2,097	7,170	(115,279)
Net income (loss)	3,397	1,553	3,983	(99,634)
Net income (loss) attributable to Mistras Group, Inc.	$3,380	$1,523	$3,955	$(99,642)

Revenue

Revenue was $174.6 million for the three months ended September 30, 2021, an increase of $26.7 million, or 18.0%, compared with the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 was $506.0 million, an increase of $74.2 million, or 17.2%, compared with the nine months ended September 30, 2020.

Revenue by segment for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Services	$144,976	$119,721	$414,251	$349,271
International	29,100	26,477	88,699	76,887
Products and Systems	3,308	3,932	9,499	10,746
Corporate and eliminations	(2,828)	(2,236)	(6,481)	(5,110)
	$174,556	$147,894	$505,968	$431,794

Three Months

In the three months ended September 30, 2021, total revenue increased 18.0% versus the comparable prior period. The increase was due to organic growth in our core business as our end markets recover from the effect of COVID-19. In addition, the Company realized low single-digit favorable revenue impact from foreign exchange rates. Services segment revenue increased 21.1% and International segment revenue increased 9.9%, due predominantly to recovery from the effect of COVID-19 and to single-digit favorable revenue impact from foreign exchange rates.

Oil and gas customer revenue comprised approximately 56% and 55% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Aerospace and defense customer revenue comprised approximately 10% and 10% of total revenue for the three months ended September 30, 2021 and 2020, respectively. The Company’s top ten customers comprised approximately 32% of total revenue for the three months ended September 30, 2021, as compared to 29% for the three months ended September 30, 2020, with no customer accounting for 10% or more of total revenue in either three-month period. For the

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

three months ended September 30, 2021, revenue in all our primary end market industries increased versus the comparable prior period, except for industrials which decreased slightly.

Nine months

In the nine months ended September 30, 2021, total revenue increased 17.2% versus the comparable prior period. The increase was due to organic growth in our core business as our end markets recover from the effect of COVID-19. In addition, the Company realized low single-digit favorable revenue impact from foreign exchange rates. Our Services segment revenue increased 18.5% due predominantly to recovery from the effect of COVID-19. International segment revenue increased 15.3% due to mid-single digit organic growth and mid-single digit favorable revenue impact from foreign exchange rates.

Oil and gas customer revenue comprised approximately 58% and 56% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Aerospace and defense customer revenue comprised approximately 10% and 13% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. The Company’s top ten customers comprised approximately 33% of total revenue for the nine months ended September 30, 2021, as compared to 31% for the nine months ended September 30, 2020, with no customer accounting for 10% or more of total revenue in either nine-month period. For the nine months ended September 30, 2021 revenue in all our primary end market industries increased versus the comparable prior period, except for aerospace and defense and industrial.

Gross Profit

Gross profit increased by $4.8 million, or 10.2%, in the three months ended September 30, 2021 versus the prior year comparable period, on an increase in revenue of 18.0%.

Gross profit increased by $18.4 million, or 14.2%, in the nine months ended September 30, 2021 on an increase in revenue of 17.2%.

Gross profit by segment for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gross profit
Services	$41,749	$37,603	$116,587	$103,780
% of segment revenue	28.8%	31.4%	28.1%	29.7%
International	9,038	8,197	26,278	21,612
% of segment revenue	31.1%	31.0%	29.6%	28.1%
Products and Systems	1,422	1,628	4,655	3,834
% of segment revenue	43.0%	41.4%	49.0%	35.7%
Corporate and eliminations	7	(44)	33	(40)
	$52,216	$47,384	$147,553	$129,186
% of total revenue	29.9%	32.0%	29.2%	29.9%

Three Months

Gross profit margin was 29.9% and 32.0% for the three-month periods ended September 30, 2021 and 2020, respectively. Gross profit margin decreased primarily due to unfavorable sales mix and higher level of reimbursable travel costs in the Services segment partially offset by favorable sales mix and better utilization in the International and Products and Systems segments.

Nine months

Gross profit margin was 29.2% and 29.9% for the nine months ended September 30, 2021 and 2020, respectively. Gross profit margin remained flat primarily due to unfavorable sales mix and higher level of reimbursable travel costs in the Services segment offset by favorable sales mix and better utilization in the International and Products and Systems segments.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Operating Expenses
Selling, general and administrative expenses	$39,221	$37,473	$118,579	$116,638
Impairment charges	—	—	—	106,062
Research and engineering	595	638	1,942	2,170
Depreciation and amortization	2,918	3,182	9,070	10,359
Legal settlement and litigation charges, net	—	(360)	1,030	(360)
Acquisitions-related expense	246	709	1,068	186

Three Months

Operating expenses increased $1.3 million, or 3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Selling, general and administrative expenses increased $1.7 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the Company reinstating several of the temporary cost reduction initiatives undertaken during 2020 in response to the COVID-19 pandemic, as further detailed in the Recent Developments section above. This increase was partially offset by foreign currency exchange losses. Acquisition-related expense decreased $(0.5) million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to remeasurement of acquisition related contingent consideration.

Nine months

Operating expenses decreased $103.4 million, or 44%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due predominantly to impairment charges of $106.1 million in 2020 as more fully described in Note 8–Goodwill and Note 9–Intangible Assets included in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Excluding the 2020 impairment charges, operating expenses increased $2.7 million due to the Company reinstating several of the temporary cost reduction initiatives undertaken during 2020 in response to the COVID-19 pandemic, as further detailed in the Recent Developments section above, as well as a $1.2 million increase in net legal settlement and litigation charges primarily related to the Justin Price v. Mistras Group, Inc. matter more fully described in Note-14 Commitments and Contingencies under the "Litigation and Commercial Claims" section to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. These increases were partially offset by foreign currency exchange losses. Depreciation and amortization decreased $1.3 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the 2020 impairment charges reducing the net book value on certain of our intangible assets. Acquisition-related expense increased $0.9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to remeasurement of acquisition related contingent consideration.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Services:
Income (loss) from operations (GAAP)	$16,085	$13,599	$38,991	$(57,058)
Impairment charges	—	—	—	86,200
Reorganization and other costs	—	58	97	125
Legal settlement and litigation charges, net	—	(360)	1,650	(360)
Acquisition-related expense, net	246	709	1,034	186
Income before special items (non-GAAP)	$16,331	$14,006	$41,772	$29,093
International:
Income (loss) from operations (GAAP)	$1,169	$(66)	$2,158	$(22,422)
Impairment charges	—	—	—	19,862
Reorganization and other costs	(2)	21	124	313
Income (loss) before special items (non-GAAP)	$1,167	$(45)	$2,282	$(2,247)
Products and Systems:
Loss from operations (GAAP)	$(281)	$(160)	$(653)	$(1,936)
Reorganization and other costs	—	5	27	5
Loss before special items (non-GAAP)	$(281)	$(155)	$(626)	$(1,931)
Corporate and Eliminations:
Loss from operations (GAAP)	$(7,737)	$(7,631)	$(24,632)	$(24,453)
Loss on debt modification	—		278	645
Legal settlement and litigation charges, net	—	—	(620)	—
Reorganization and other costs	—	14	—	137
Acquisition-related expense, net	—	—	34	—
Loss before special items (non-GAAP)	$(7,737)	$(7,617)	$(24,940)	$(23,671)
Total Company:
Income (loss) from operations (GAAP)	$9,236	$5,742	$15,864	$(105,869)
Impairment charges	—	—	—	106,062
Reorganization and other costs	(2)	98	248	580
Loss on debt modification	—	—	278	645
Legal settlement and litigation charges, net	—	(360)	1,030	(360)
Acquisition-related expense, net	246	709	1,068	186
Income before special items (non-GAAP)	$9,480	$6,189	$18,488	$1,244

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended September 30, 2021, the income (loss) from operations (GAAP) increased $3.5 million, compared with the three months ended September 30, 2020, while income before special items (non-GAAP) increased $3.3 million. As a percentage of revenue, income before special items increased by 120 basis points to 5.4% in the three months ended September 30, 2021 from 4.2% in the three months ended September 30, 2020.

Nine months

For the nine months ended September 30, 2021, income (loss) from operations (GAAP) increased $121.7 million, compared with the nine months ended September 30, 2020, while income (loss) before special items (non-GAAP) increased $17.2 million. As a percentage of revenue, income (loss) before special items increased by 340 basis points to 3.7% in the nine months ended September 30, 2021 from 0.3% in the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company experienced overall organic growth. Specifically, the Company has been recovering from the effect of COVID-19 which was more impactful to our financial results in 2020. During the nine months ended September 30, 2020, the COVID-19 initial outbreak and significant drop in oil prices had adversely affected our workforce and operations, as well as the operations of our customers, suppliers and contractors. Refer to Item 1A. Risk Factors in Part I of our 2020 Form 10-K, and the additional risk factors included in Part II, Item 1.A. of this Form 10-Q for further discussion.

Interest Expense

Interest expense was approximately $2.3 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense was approximately $8.7 million and $9.4 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease was a result of a change in the effective interest rate, due to a lower leverage ratio and the elimination of the minimum LIBOR floor.

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

Income Taxes

Our effective income tax rate was approximately 50.8% and 25.9% for the three months ended September 30, 2021 and 2020, respectively. Our effective income tax rate was approximately 44.4% and 13.6% for the nine months ended September 30, 2021 and 2020.

The Company's effective income tax rate for the three months ended September 30, 2021 was higher than the statutory rate primarily due to a $1.2 million valuation allowance recorded during the period which was related to various state deferred tax assets and earnings in jurisdictions with higher income tax rates than the United States. The effective income tax rate for the three months ended September 30, 2020 approximated the statutory rate, as the favorable impact of the CARES Act was offset by the unfavorable impact of taxes in other jurisdictions and other permanent book to tax differences.

The income tax rate for the nine months ended September 30, 2021 was higher than the statutory rate due to a $1.2 million valuation allowance recorded during the year related to various state deferred tax assets offset by the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US. The effective income tax rate for the nine months ended September 30, 2020 was lower than the statutory rate primarily due to impairments for which we did not realize income tax benefits, partially offset by income tax benefits of the CARES Act.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$22,469	$41,791
Investing activities	(15,494)	(10,558)
Financing activities	(8,866)	(25,077)
Effect of exchange rate changes on cash	(1,272)	944
Net change in cash and cash equivalents	$(3,163)	$7,100

Cash Flows from Operating Activities

During the nine months ended September 30, 2021, cash provided by operating activities was $22.5 million, representing a year-on-year decrease of $19.3 million, or 46%. The decrease was primarily attributable to increased usage of working capital. Additionally, revenue increased 17.2% versus the prior year comparable period due to organic growth. Specifically, the Company has been recovering from the effect of COVID-19 which was more impactful to our financial results in 2020. As we are increasing our work compared to the comparable prior period, our cash flows are lower in the current period as collections of receivables lag behind revenues.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $15.5 million primarily attributable to capital expenditures of $16.0 million compared to $11.0 million of capital expenditures in the prior period driven by increased operating activities.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.9 million for the nine months ended September 30, 2021, compared to net cash used in financing activities of $25.1 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, net borrowings of debt were approximately $15.5 million lower as compared to 2020 resulting in less debt paydown during the period as cash flows were used to support operating activities.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $1.3 million in the nine months ended September 30, 2021, compared to an increase of $0.9 million for the nine months ended September 30, 2020.

Cash Balance and Credit Facility Borrowings

As of September 30, 2021, we had cash and cash equivalents totaling $22.6 million and $22.2 million of unused commitments under our Credit Agreement with borrowings of $209.2 million and $4.3 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

As of September 30, 2021, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The May 2021 Amendment to our Credit Agreement also reduced the borrowing capacity on our revolving loan line of credit $155 million on September 30, 2021 which will be further reduced to $150 million on December 31, 2021. Additionally, quarterly payments on the term loan increased to $3.75 million through March 31, 2022, and to $5.0 million for each quarterly payment thereafter, with a final balloon payment at maturity.

The terms of our Credit Agreement (as modified) are described in Note 11-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2020 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first risk factor in our 2020 Annual Report, we discuss that we are susceptible to prolonged negative trends in the oil and gas industry due to our dependency on customers in that industry. Oil and gas customer revenue comprised approximately 56% of total revenue for the three months ended September 30, 2021. In April 2021, the Biden Administration announced plans to aggressively combat climate change, with initiatives that would significantly reduce the use of fossil fuels. Any legislation, regulations, or significant private industry action to implement these initiatives could have a negative impact on the oil and gas industry, and as a consequence, negatively impact our business and results of operations.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2021	—	$—	—	$—
August 31, 2021	—	$—	—	$—
September 30, 2021	—	$—	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Settlement Agreement, dated October 5, 2021, regarding the settlement of the two legal proceedings captioned Price v. Mistras Group, Inc

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Date: November 3, 2021