Form 10-Q
period 2022-03-31
Mistras Group, Inc.
filed 2022-05-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
☐ Yes  ☒ No

As of April 29, 2022, the registrant had 29,805,316 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$19,921	$24,110
Accounts receivable, net	127,085	109,511
Inventories	12,589	12,686
Prepaid expenses and other current assets	11,709	15,031
Total current assets	171,304	161,338
Property, plant and equipment, net	83,689	86,578
Intangible assets, net	57,479	59,381
Goodwill	206,409	205,439
Deferred income taxes	2,225	2,174
Other assets	47,122	47,285
Total assets	$568,228	$562,195
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,422	$12,870
Accrued expenses and other current liabilities	87,466	83,863
Current portion of long-term debt	21,336	20,162
Current portion of finance lease obligations	3,775	3,765
Income taxes payable	1,216	755
Total current liabilities	126,215	121,415
Long-term debt, net of current portion	187,478	182,403
Obligations under finance leases, net of current portion	9,552	9,752
Deferred income taxes	8,661	8,385
Other long-term liabilities	39,237	39,328
Total liabilities	371,143	361,283
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,720,443 and 29,546,263 shares issued and outstanding	297	295
Additional paid-in capital	239,656	238,687
Accumulated deficit	(23,351)	(17,988)
Accumulated other comprehensive loss	(19,756)	(20,311)
Total Mistras Group, Inc. stockholders’ equity	196,846	200,683
Non-controlling interests	239	229
Total equity	197,085	200,912
Total liabilities and equity	$568,228	$562,195

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Loss
(in thousands, except per share data)

	Three months ended March 31,
	2022	2021

Revenue	$161,662	$153,735
Cost of revenue	115,758	108,243
Depreciation	6,012	5,491
Gross profit	39,892	40,001
Selling, general and administrative expenses	42,036	39,639
Legal settlement and insurance recoveries, net	(841)	1,030
Research and engineering	551	727
Depreciation and amortization	2,795	3,074
Acquisition-related expense, net	49	277
Loss from operations	(4,698)	(4,746)
Interest expense	1,938	3,213
Loss before benefit for income taxes	(6,636)	(7,959)
Benefit for income taxes	(1,283)	(2,600)
Net Loss	(5,353)	(5,359)
Less: net income attributable to noncontrolling interests, net of taxes	10	3
Net Loss attributable to Mistras Group, Inc.	$(5,363)	$(5,362)

Loss per common share
Basic	$(0.18)	$(0.18)
Diluted	$(0.18)	$(0.18)
Weighted-average common shares outstanding:
Basic	29,634	29,425
Diluted	29,634	29,425

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended March 31,
	2022	2021

Net Loss	$(5,353)	$(5,359)
Other comprehensive loss:
Foreign currency translation adjustments	$555	$(592)
Comprehensive Loss	(4,798)	(5,951)
Less: net income attributable to noncontrolling interest	10	3
Comprehensive loss attributable to Mistras Group, Inc.	$(4,808)	$(5,954)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income (loss)	—	—	—	(5,363)	—	(5,363)	10	(5,353)
Other comprehensive income, net of tax	—	—	—	—	555	555	—	555
Share-based payments	—	—	1,515	—	—	1,515	—	1,515
Net settlement of restricted stock units	174	2	(546)	—	—	(544)	—	(544)
Balance at March 31, 2022	29,720	$297	$239,656	$(23,351)	$(19,756)	$196,846	$239	$197,085

Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income (loss)	—	—	—	(5,362)	—	(5,362)	3	(5,359)
Other comprehensive loss, net of tax	—	—	—	—	(592)	(592)	—	(592)
Share-based payments	—	—	1,262	—	—	1,262	—	1,262
Net settlement of restricted stock units	113	1	(487)	—	—	(486)	—	(486)
Balance at March 31, 2021	29,347	$293	$235,413	$(27,210)	$(16,653)	$191,843	$201	$192,044

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(5,353)	$(5,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,807	8,565
Deferred income taxes	196	866
Share-based compensation expense	1,515	1,262
Fair value adjustments to contingent consideration	45	243
Foreign currency loss	686	455
Other	86	(48)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(17,831)	(5,417)
Inventories	(96)	(87)
Prepaid expenses and other assets	3,421	(4,944)
Accounts payable	(440)	942
Accrued expenses and other liabilities	3,605	6,881
Income taxes payable	493	(211)
Payment of contingent consideration liability in excess of acquisition-date fair value	(533)	—
Net cash provided by (used in) operating activities	(5,399)	3,148
Cash flows from investing activities
Purchase of property, plant and equipment	(3,061)	(4,003)
Purchase of intangible assets	(151)	(350)
Acquisition of business, net of cash acquired	—	(411)
Proceeds from sale of equipment	475	588
Net cash used in investing activities	(2,737)	(4,176)
Cash flows from financing activities
Repayment of finance lease obligations	(1,076)	(1,069)
Repayment of long-term debt	(4,152)	(2,323)
Proceeds from revolver	26,000	23,000
Repayment of revolver	(15,500)	(17,750)
Payment of contingent consideration for business acquisitions	(405)	(938)
Taxes paid related to net share settlement of share-based awards	(544)	(485)
Net cash provided by financing activities	4,323	435
Effect of exchange rate changes on cash and cash equivalents	(376)	(990)
Net change in cash and cash equivalents	(4,189)	(1,583)
Cash and cash equivalents at beginning of period	24,110	25,760
Cash and cash equivalents at end of period	$19,921	$24,177
Supplemental disclosure of cash paid (received)
Interest, net	$1,711	$2,916
Income taxes, net of refunds	$(4,661)	$2,877
Noncash investing and financing
Equipment acquired through finance lease obligations	$848	$643
.

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation, and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers.

The Company's core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has continued to cause disruption and volatility in domestic and international markets although conditions continue to improve during 2022 as compared to 2021. The Company's businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). Our facilities, and the Company's customers facilities as well, have remained open with staffing modifications and precautionary procedures taken as necessary.

Overall, the Company has taken actions to help ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

The COVID-19 pandemic uncertainty, significant volatility in oil prices, and decreased traffic in the aerospace industry have adversely affected the operations of the Company's customers, suppliers and contractors beginning in the first quarter of 2020, and as a consequence, the Company's results of operations, were adversely impacted. These negative factors continue to cause volatility and uncertainty in the markets in which the Company operates, although the Company in 2022 has nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas where crude oil prices have exceeded pre-pandemic levels.

The Company has eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of the Russian-Ukrainian conflict may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. To date, the Company's European operations have begun to see increased costs associated with higher energy costs, among others, due in part to the on-going conflict. The Company will continue to monitor market conditions and respond accordingly.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2022 and December 31, 2021.

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's 2021 Annual Report on Form 10-K ("2021 Annual Report").

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

Customers

For each of the three months ended March 31, 2022 and 2021, no customer represented 10% or more of the Company's revenue.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2021 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2021 Annual Report, there have been no material changes to the Company's significant accounting policies.

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

As of March 31, 2022, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 19.3% and 32.7% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate benefit for the three months ended March 31, 2022 was lower than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation. The effective income tax rate for the three months ended March 31, 2021 was higher than the statutory rate due to the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US.

Recent Accounting Pronouncements

In March 2020 and updated in January 2021, the FASB issued ASU 2020-04 and 2021-01,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating applicable contracts and the available expedients provided by the new guidance.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended March 31, 2022	Services	International	Products	Corp/Elim	Total
Oil & Gas	$86,613	$7,572	$38	$—	$94,223
Aerospace & Defense	15,022	4,940	108	—	20,070
Industrials	9,007	5,528	502	—	15,037
Power generation & Transmission	3,822	2,562	845	—	7,229
Other Process Industries	10,293	3,518	1	—	13,812
Infrastructure, Research & Engineering	2,506	2,039	897	—	5,442
Petrochemical	3,045	78	—	—	3,123
Other	2,638	1,901	545	(2,358)	2,726
Total	$132,946	$28,138	$2,936	$(2,358)	$161,662

Three Months Ended March 31, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$79,220	$7,936	$56	$—	$87,212
Aerospace & Defense	11,823	4,317	35	—	16,175
Industrials	8,819	4,849	327	—	13,995
Power generation & Transmission	5,534	1,978	759	—	8,271
Other Process Industries	7,856	2,912	9	—	10,777
Infrastructure, Research & Engineering	3,169	3,756	1,144	—	8,069
Petrochemical	5,464	72	—		5,536
Other	2,413	1,828	658	(1,199)	3,700
Total	$124,298	$27,648	$2,988	$(1,199)	$153,735

Revenue per key geographic location was as follows:

Three Months Ended March 31, 2022	Services	International	Products	Corp/Elim	Total
United States	$113,935	$173	$1,351	$(655)	$114,804
Other Americas	18,052	1,341	16	(609)	18,800
Europe	744	25,920	580	(924)	26,320
Asia-Pacific	215	704	989	(170)	1,738
Total	$132,946	$28,138	$2,936	$(2,358)	$161,662

Three Months Ended March 31, 2021	Services	International	Products	Corp/Elim	Total
United States	$104,546	$208	$1,460	$(391)	$105,823
Other Americas	18,878	1,177	67	(63)	20,059
Europe	294	25,894	460	(612)	26,036
Asia-Pacific	580	369	1,001	(133)	1,817
Total	$124,298	$27,648	$2,988	$(1,199)	$153,735

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

Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the contract liability balance at the beginning of such year was $2.2 million and $1.9 million for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

3.    Share-Based Compensation

The Company has share-based incentive awards outstanding to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2020, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 2.0 million, for a total of 3.7 million shares that are authorized for issuance under the 2016 Plan, of which 383,743 shares were available for future grants as of March 31, 2022.

Stock Options

For each of the three months ended March 31, 2022 and 2021, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option award as of March 31, 2022.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of March 31, 2022 and 2021:

	Three months ended March 31,
	2022		2021
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	5	$22.35
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	(5)	$22.35	—	$—
Outstanding at end of period:	—	$—	5	$22.35

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Restricted Stock Unit Awards

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $0.9 million, respectively. As of March 31, 2022, there was $9.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 3.1 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Three months ended March 31,
	2022	2021
Restricted stock awards vested	226	111
Fair value of awards vested	$1,502	$1,189

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Three months ended March 31,
	2022	2021
Awards issued	34	25
Grant date fair value of awards issued	$225	$258

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Three months ended March 31,
	2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,208	$7.96	1,076	$7.41
Granted	675	$7.65	519	$10.06
Released	(226)	$13.73	(111)	$15.90
Forfeited	(7)	$10.50	(10)	$8.69
Outstanding at end of period:	1,650	$7.16	1,474	$7.70

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

For 2021, the Compensation Committee made changes to the Company’s equity incentive compensation plan for its executive officers and approved the new target awards for 2021. For 2021, the three metrics were:
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

For 2022, the Compensation Committee retained the Company's prior year equity incentive compensation plan for its executive officers including utilizing the same metrics, as defined above, and approved the new target awards for 2022.

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

A summary of the Company's PRSU activity is as follows:

	Three months ended March 31,
	2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	388	$10.07	333	$8.84
Granted	341	$6.55	189	$12.59
Performance condition adjustments	(56)	$10.47	(125)	$3.68
Released	(17)	$6.85	(22)	$13.63
Forfeited	—	$—	—	$—
Outstanding at end of period:	656	$12.18	375	$12.18

During the three months ended March 31, 2022 and March 31, 2021, the Compensation Committee approved the final calculation of the award metrics for calendar year 2021 and 2020, respectively. As a result, the calendar year 2022 PRSUs decreased by approximately 56,000 units as a result of the final calculation of award metrics.

For the three months ended March 31, 2022 and March 31, 2021, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.1 million, respectively. At March 31, 2022, there was $2.6 million of total unrecognized compensation costs related to approximately 656,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

4.    Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted loss per share:

	Three months ended March 31,
	2022	2021

Basic loss per share
Numerator:
Net loss attributable to Mistras Group, Inc.	$(5,363)	$(5,362)
Denominator:
Weighted average common shares outstanding	29,634	29,425
Basic loss per share	$(0.18)	$(0.18)

Diluted loss per share:
Numerator:
Net loss attributable to Mistras Group, Inc.	$(5,363)	$(5,362)
Denominator:
Weighted average common shares outstanding	29,634	29,425
Dilutive effect of stock options outstanding	—	—
Dilutive effect of restricted stock units outstanding (1)	—	—
	29,634	29,425
Diluted loss per share	$(0.18)	$(0.18)
_______________
(1) For the three months ended March 31, 2022 and 2021, 1,212,000 and 509,000 shares, respectively, related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Loss and were as follows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Due diligence, professional fees and other transaction costs	$4	$34
Adjustments to fair value of contingent consideration liabilities	45	243
Acquisition-related expense, net	$49	$277

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2022	December 31, 2021

Trade accounts receivable	$130,504	$112,739
Allowance for credit losses	(3,419)	(3,228)
Accounts receivable, net	$127,085	$109,511

The Company had $23.7 million and $11.9 million of unbilled revenue accrued as of March 31, 2022 and December 31, 2021, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

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

7.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2022	December 31, 2021

Land		$2,766	$2,762
Buildings and improvements	30-40	24,725	24,787
Office furniture and equipment	5-8	19,721	16,620
Machinery and equipment	5-7	245,003	250,166
		292,215	294,335
Accumulated depreciation and amortization		(208,526)	(207,757)
Property, plant and equipment, net		$83,689	$86,578

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $6.6 million and $6.1 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2021	$190,656	$14,783	$—	$205,439
Foreign currency translation	1,219	(249)		970
Balance at March 31, 2022	$191,875	$14,534	$—	$206,409

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company performed a quantitative annual impairment test as of October 1, 2021 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through March 31, 2022, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2022			December 31, 2021
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$111,883	$(81,572)	$30,311	$112,109	$(80,319)	$31,790
Software/Technology	3-15	52,895	(27,307)	25,588	52,265	(26,415)	25,850
Covenants not to compete	2-5	12,644	(12,450)	194	12,623	(12,390)	233
Other	2-12	10,599	(9,213)	1,386	10,574	(9,066)	1,508
Total		$188,021	$(130,542)	$57,479	$187,571	$(128,190)	$59,381

Amortization expense for the three months ended March 31, 2022 and 2021 was approximately $2.4 million and $2.5 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021

Accrued salaries, wages and related employee benefits	$34,423	$33,816
Contingent consideration, current portion	981	1,830
Accrued workers’ compensation and health benefits	4,314	3,994
Deferred revenue	7,578	6,202
Pension accrual	2,519	2,519
Right-of-use liability - Operating	10,278	10,040
Other accrued expenses	27,373	25,462
Total	$87,466	$83,863

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021

Senior credit facility	$130,000	$119,500
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and $0.2 million, respectively	72,949	76,673
Other	5,865	6,392
Total debt	208,814	202,565
Less: Current portion	(21,336)	(20,162)
Long-term debt, net of current portion	$187,478	$182,403

Senior Credit Facility

The Company has a credit agreement with its banking group (as amended, the "Credit Agreement") which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility with a balance of $72.9 million as of March 31, 2022. Pursuant to the Amendment described below, the revolving line of credit was reduced from $155 million to $150 million on December 31, 2021. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

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

•Requires the Company to maintain a Total Consolidated Debt Leverage Ratio not to exceed 4.0 to 1.0 as of the end of each quarter through the quarter ending March 31, 2022, and for each quarter thereafter the ratio shall not exceed 3.5 to 1.0.
◦Total Consolidated Debt Leverage Ratio means the ratio of (a) Total Consolidated Debt to (b) EBITDA (as defined in the Credit Agreement) for the trailing four consecutive quarters
◦Total Consolidated Debt means all indebtedness (including subordinated debt) of the Company on a consolidated basis (with a limited exception).

•If the Company incurs certain subordinated debt or other permitted indebtedness, then the Company must maintain a Total Consolidated Debt Leverage Ratio not to exceed 4.5 to 1.0 and maintain a ratio of Senior Debt to EBITDA not to exceed 3.5 to 1.0, with Senior Debt being Total Consolidated Debt, less permitted subordinated debt.

•The Company must repay loans under the Credit Agreement with the net proceeds from certain dispositions of assets under certain circumstances and limits investments in non-guarantor subsidiaries under certain circumstances if the Company's Total Consolidated Leverage Ratio is above 3.5 to 1.0.

•Quarterly payments on the term loan increased to $3.75 million through March 31, 2022, then to $5.0 million for each quarterly payment thereafter and a final balloon payment at maturity.

As a result of the borrowing capacity reduction on the revolving loan line of credit, the Company expensed $0.1 million in unamortized capitalized debt issuance costs during the year ended December 31, 2021, which was included in selling, general and administrative expenses on the Consolidated Statements of Loss. The Company incurred $0.5 million in financing costs for the Amendment, of which $0.2 million of third-party costs were expensed and included in selling, general and administrative expenses on the Consolidated Statements of Loss.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Under the Credit Agreement, the Company may borrow up to $100 million in non-U.S. Dollar currencies and use up to $20 million of the credit limit for the issuance of letters of credit.

As of March 31, 2022, the Company had borrowings of $203.1 million and a total of $3.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.8 million as of March 31, 2022, which is included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through December 12, 2023

As of March 31, 2022, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At March 31, 2022, there was an aggregate of approximately $5.9 million outstanding, payable at various times through 2030. Monthly payments range from $0.4 thousand to $16 thousand and interest rates range from 0.4% to 3.5%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Three months ended March 31,
	2022	2021
Beginning balance	$1,831	$1,640
Acquisitions	—	—
Payments	(938)	(938)
Accretion of liability	—	—
Revaluation	45	243
Foreign currency translation	—	—
Ending balance	$938	$945

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

13.    Leases

The Company’s Condensed Consolidated Balance Sheets include the following related to right-of-use ("ROU") operating leases:

Leases	Classification	March 31, 2022	December 31, 2021
Assets
ROU assets	Other Assets	$42,505	$42,451

Liabilities
ROU - current	Accrued expenses and other current liabilities	$10,278	$10,040
ROU liability - long-term	Other long-term liabilities	33,719	34,030
Total ROU liabilities		$43,997	$44,070

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $2.4 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively. Total rent payments for this facility were approximately $0.3 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. An agreement was reached with the related party to reduce rental payments by 12.5% for the lease of the Company’s headquarters, effective February 2022 as part of a voluntary reduction.

The total ROU assets attributable to finance leases were approximately $13.4 million and $13.8 million as of March 31, 2022 and December 31, 2021, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

The components of lease costs were as follows:

		Three months ended March 31,
	Classification	2022	2021
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,012	$1,060
Interest on lease liabilities	Interest expense	158	192
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,198	3,302
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	6	6
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	539	867
Total		$4,913	$5,427

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Additional information related to leases was as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$1,076	$1,069
Finance - operating cash flows	158	192
Operating - operating cash flows	3,163	3,322
ROU assets obtained in the exchange for lease liabilities
Finance leases	$848	$643
Operating leases	2,772	1,004
Weighted-average remaining lease term (in years)
Finance leases	5.3	5.6
Operating leases	5.2	5.6
Weighted-average discount rate
Finance leases	5.2%	5.5%
Operating leases	5.5%	5.7%

Maturities of lease liabilities as of March 31, 2022 were as follows:

	Finance	Operating
Remainder of 2022	$4,515	$9,113
2023	3,990	11,252
2024	3,062	9,083
2025	1,471	6,763
2026	823	5,074
Thereafter	482	9,191
Total	14,343	50,476
Less: Present value discount	1,016	6,479
Lease liability	$13,327	$43,997

14.    Commitments and Contingencies

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of March 31, 2022, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. Accordingly, the Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

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

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for these employees required contributions for these employees to national multi-employer pension funds. The reduction in employees resulted in a subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of March 31, 2022 is approximately $2.5 million, which were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of March 31, 2022, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.2 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of March 31, 2022, total potential acquisition-related contingent consideration ranged from zero to approximately $1.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next six months.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $0.9 million is remaining as of March 31, 2022. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases. On August 3, 2021, the Company entered into an agreement and extended the period by twelve months. As of March 31, 2022, approximately $0.9 million is remaining on the amended purchase commitment. The agreement is based on third party pricing and the Company's planned purchase requirements over the duration of the extension to meet the minimum contractual purchases.

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

Costs incurred for general corporate services, including finance, legal, and certain other costs that are provided to the segments are reported within Corporate and eliminations. During the first quarter of 2022 the Company finalized a transfer pricing study which resulted in additional costs being allocated from Corporate to the operating segments with the majority of the costs allocated to the Services segment. These costs are reflected in operating income (loss) of each segment. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the Services and International segments by the Products and Systems segment are reflected in the operating performance of each segment.

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

	Three months ended March 31,
	2022	2021
Revenue
Services	$132,946	$124,298
International	28,138	27,648
Products and Systems	2,936	2,988
Corporate and eliminations	(2,358)	(1,199)
	$161,662	$153,735

	Three months ended March 31,
	2022	2021
Gross profit
Services	$30,526	$31,076
International	8,190	7,625
Products and Systems	1,168	1,281
Corporate and eliminations	8	19
	$39,892	$40,001

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended March 31,
	2022	2021
Income (loss) from operations
Services	$3,761	$4,548
International	284	(820)
Products and Systems	(582)	(581)
Corporate and eliminations	(8,161)	(7,893)
	$(4,698)	$(4,746)

	Three months ended March 31,
	2022	2021
Depreciation and amortization
Services	$6,593	$6,114
International	2,058	2,210
Products and Systems	218	228
Corporate and eliminations	(62)	13
	$8,807	$8,565

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2022	December 31, 2021
Intangible assets, net
Services	$50,476	$51,862
International	5,804	6,344
Products and Systems	1,071	1,042
Corporate and eliminations	128	133
	$57,479	$59,381

	March 31, 2022	December 31, 2021
Total assets
Services	$436,996	$424,058
International	108,733	111,619
Products and Systems	10,534	10,532
Corporate and eliminations	11,965	15,986
	$568,228	$562,195

Refer to Note 2–Revenue, for revenue by geographic area for the three months ended March 31, 2022 and 2021.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three months ended March 31, 2022 and 2021. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (“2021 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2021 Annual Report as well as those discussed in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

At the time of this report, the COVID-19 pandemic is continuing to have a negative impact on us and our key markets and is causing significant economic disruption worldwide, although the Company has nevertheless begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas. Our discussion below is qualified by the unknown impact that the COVID-19 pandemic will continue to have on our business and the economy in general, including the duration of the health risk the COVID-19 pandemic will cause and the resulting economic disruption.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of the Russian-Ukrainian conflict may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. To date, the Company's European operations have begun to see increased costs associated with higher energy costs, among others, due in part to the on-going conflict. The Company will continue to monitor market conditions and respond accordingly.

Overview

The Company is a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials,

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

power generation, and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, the Company helps the world at large.

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

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has continued to cause disruption and volatility in domestic and international markets although conditions continue to improve during 2022 as compared to 2021. The Company's businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). Our facilities, and the Company's customers facilities as well, have remained open with staffing modifications and precautionary procedures taken as necessary.

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

The Company has eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of March 31, 2022, the cash balance was approximately $19.9 million.

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

We are currently unable to predict the overall impact that the COVID-19 pandemic uncertainty, volatility in oil prices and climate change initiatives to reduce the use of fossil fuels may have on our business, results of operations, liquidity or in other ways which we cannot yet determine. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2021 Annual Report.

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

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Revenues	$161,662	$153,735
Gross profit	39,892	40,001
Gross profit as a % of Revenue	24.7%	26.0%
Loss from operations	(4,698)	(4,746)
Loss from Operations as a % of Revenue	(2.9)%	(3.1)%
Loss before benefit for income taxes	(6,636)	(7,959)
Net Loss	(5,353)	(5,359)
Net Loss attributable to Mistras Group, Inc.	$(5,363)	$(5,362)

Revenue

Revenue was $161.7 million for the three months ended March 31, 2022, an increase of $7.9 million, or 5.2%, compared with the three months ended March 31, 2021.

Revenue by segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
Revenue
Services	$132,946	$124,298
International	28,138	27,648
Products and Systems	2,936	2,988
Corporate and eliminations	(2,358)	(1,199)
Total	$161,662	$153,735

Three Months

In the three months ended March 31, 2022, total revenue increased 5.2% versus the prior year comparable period due predominantly to a single-digit organic increase. Services segment revenue increased 7.0%, driven predominantly by a single-digit organic increase, minimally offset by low single-digit unfavorable impact of foreign exchange rates. International segment revenue increased 1.8%, due predominantly to high single-digit organic growth mostly offset by high single-digit unfavorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 1.7%, due to reduced sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 58% and 57% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the three months ended March 31, 2022 and 2021, respectively. The Company’s top ten customers comprised approximately 34% of total revenue for the three months ended March 31, 2022, as compared to 35% for the three months ended March 31, 2021, with no customer accounting for 10% or more of total revenue in either three-month period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2022	2021
Oil and Gas Revenue by sub-category
Upstream	$41,665	$33,926
Midstream	24,907	22,438
Downstream	27,651	30,848
Total	$94,223	$87,212

Oil and gas upstream customer revenue increased approximately $7.7 million, or 23%, due primarily to market share gains and expanded exploration operations compared to the prior period. Midstream customer revenues increased approximately $2.5 million, or 11%, due to increased pipe inspection services performed as compared to the prior year quarter. Downstream customer revenues decreased $3.2 million or, 10%, primarily due to delays in timing associated with customer turnarounds.

Gross Profit

Gross profit decreased by $0.1 million, or 0.3%, in the three months ended March 31, 2022 versus the prior year comparable period, on a increase in revenue of 5.2%.

Gross profit by segment for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Gross profit
Services	$30,526	$31,076
% of segment revenue	23.0%	25.0%
International	8,190	7,625
% of segment revenue	29.1%	27.6%
Products and Systems	1,168	1,281
% of segment revenue	39.8%	42.9%
Corporate and eliminations	8	19
	$39,892	$40,001
% of total revenue	24.7%	26.0%

Three Months

Gross profit margin was 24.7% and 26.0% for the three-month periods ended March 31, 2022 and 2021, respectively. Services segment realized a 2.0% reduction in gross profit margin to 23.0% during the three months ended March 31, 2022. This was primarily due to higher benefit costs in the US and the end of government wage subsidies received in Canada, both as compared to the prior year period. International segment realized a 1.5% increase in gross profit margin to 29.1% during the three months ended March 31, 2022 due primarily to continued recovery and sales within the aerospace end market. Products and Systems segment gross margin had a decrease of 310 basis points to 39.8% during the three months ended March 31, 2022 due to unfavorable sales mix, as compared to gross margin of 42.9% during 2021.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Operating Expenses
Selling, general and administrative expenses	$42,036	$39,639
Research and engineering	551	727
Depreciation and amortization	2,795	3,074
Legal settlement and insurance recoveries, net	(841)	1,030
Acquisition-related expense, net	49	277

Three Months

Operating expenses decreased $0.2 million, or 0.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Selling, general and administrative expenses increased $2.4 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to increased costs and unfavorable foreign exchange impact as compared to the prior period. Depreciation and amortization decreased $0.3 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This was partially offset during the three months ended March 31, 2022 by a $0.8 million insurance recovery during the three months ended March 31, 2022.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income from operations to income (loss) before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended March 31,
	2022	2021
Services:
Income from operations (GAAP)	$3,761	$4,548
Reorganization and other costs	27	71
Legal settlement and insurance recoveries, net	(841)	1,650
Acquisition-related expense, net	44	243
Income before special items (non-GAAP)	$2,991	$6,512
International:
Income (Loss) from operations (GAAP)	$284	$(820)
Reorganization and other costs	87	96
Income (Loss) from operations before special items (non-GAAP)	$371	$(724)
Products and Systems:
Loss from operations (GAAP)	$(582)	$(581)
Reorganization and other costs	—	27
Loss from operations before special items (non-GAAP)	$(582)	$(554)
Corporate and Eliminations:
Loss from operations (GAAP)	$(8,161)	$(7,893)
Legal settlement and insurance recoveries, net	—	(620)
Acquisition-related expense, net	5	34
Loss from operations before special items (non-GAAP)	$(8,156)	$(8,479)
Total Company:
Loss from operations (GAAP)	$(4,698)	$(4,746)
Reorganization and other costs	114	194
Legal settlement and insurance recoveries, net	(841)	1,030
Acquisition-related expense, net	49	277
Loss from operations before special items (non-GAAP)	$(5,376)	$(3,245)

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended March 31, 2022, the loss from operations (GAAP) decreased $0.05 million or 1.0%, compared with the three months ended March 31, 2021, while the loss before special items (non-GAAP) decreased $2.1 million, or 65.7%. As a percentage of revenue, the loss before special items decreased by 120 basis points to (3.3)% in the three months ended March 31, 2022 from (2.1)% in the three months ended March 31, 2021.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $1.9 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was a result of a change in the effective interest rate, due to a lower leverage ratio and the elimination of the minimum LIBOR floor.

An amendment in May 2021 to our Credit Agreement removed the LIBOR floor of 1.0%, which provided that if LIBOR is below 1.0%, the interest rate will be calculated as if LIBOR is 1.0%. Now the actual LIBOR rate is used to calculate interest, even if LIBOR is below 1.0%. This will reduce our interest rate, when LIBOR is below 1.0%.

Income Taxes

Our effective income tax rate was approximately 19.3% and 32.7% for the three months ended March 31, 2022 and 2021, respectively.

The effective income tax rate benefit for the three months ended March 31, 2022 was lower than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation. The effective income tax rate for the three months ended March 31, 2021 was higher than the statutory rate due to the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We evaluated the impact of this guidance on our consolidated financial position, results of operations, and cash flows, and it will not have a material impact.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(5,399)	$3,148
Investing activities	(2,737)	(4,176)
Financing activities	4,323	435
Effect of exchange rate changes on cash	(376)	(990)
Net change in cash and cash equivalents	$(4,189)	$(1,583)

Cash Flows from Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $(5.4) million, representing a year-on-year decrease of $8.5 million, or 272%. The decrease was primarily attributable to movements in working capital and an increase in the accounts receivable balance.

Cash Flows from Investing Activities

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

During the three months ended March 31, 2022 and 2021, cash used in investing activities was $2.7 million primarily attributable to a reduction in capital expenditures and no acquisitions in the three months ended March 31, 2022.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2022, compared to net cash provided by financing activities of $0.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, net borrowings of debt were approximately $3.4 million higher as compared to 2021 resulting in debt paydown during the period. In addition, $0.1 million more taxes were paid related to net share settlement of share-based awards during the three months ended March 31, 2022.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $0.4 million in the three months ended March 31, 2022, compared to a decrease of $1.0 million for the three months ended March 31, 2021.

Cash Balance and Credit Facility Borrowings

As of March 31, 2022, we had cash and cash equivalents totaling $19.9 million and $11.2 million of unused commitments under our Credit Agreement with borrowings of $203.1 million and $3.3 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2022, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

Quarterly payments on the term loan increased to $3.75 million through March 31, 2022, and then to $5.0 million for each quarterly payment thereafter, with a final balloon payment at maturity.

The terms of our Credit Agreement (as modified) are described in Note 11- Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2021 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2021 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2021 Annual Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14-Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2021 Annual Report, except as disclosed in such Note 14-Commitments and Contingencies.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2021 Annual Report. Except as described below, there have been no material changes to the risk factors previously disclosed in the 2021 Annual Report.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2022	—	$—	—	$—
February 28, 2022	—	$—	—	$—
March 31, 2022	81,747	$6.66	—	$—

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

Date: May 6, 2022