Form 10-Q
period 2022-06-30
Mistras Group, Inc.
filed 2022-08-05
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
☐ Yes  ☒ No

As of July 29, 2022, the registrant had 29,806,941 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$18,609	$24,110
Accounts receivable, net	129,572	109,511
Inventories	12,967	12,686
Prepaid expenses and other current assets	11,768	15,031
Total current assets	172,916	161,338
Property, plant and equipment, net	80,585	86,578
Intangible assets, net	54,278	59,381
Goodwill	203,106	205,439
Deferred income taxes	1,232	2,174
Other assets	43,425	47,285
Total assets	$555,542	$562,195
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,328	$12,870
Accrued expenses and other current liabilities	84,835	83,863
Current portion of long-term debt	21,227	20,162
Current portion of finance lease obligations	3,844	3,765
Income taxes payable	148	755
Total current liabilities	127,382	121,415
Long-term debt, net of current portion	179,162	182,403
Obligations under finance leases, net of current portion	9,444	9,752
Deferred income taxes	8,566	8,385
Other long-term liabilities	36,727	39,328
Total liabilities	361,281	361,283
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,807,038 and 29,546,263 shares issued and outstanding	297	295
Additional paid-in capital	240,697	238,687
Accumulated deficit	(18,708)	(17,988)
Accumulated other comprehensive loss	(28,287)	(20,311)
Total Mistras Group, Inc. stockholders’ equity	193,999	200,683
Non-controlling interests	262	229
Total equity	194,261	200,912
Total liabilities and equity	$555,542	$562,195

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenue	$179,031	$177,677	$340,693	$331,412
Cost of revenue	119,980	116,787	235,738	225,030
Depreciation	5,493	5,554	11,505	11,045
Gross profit	53,558	55,336	93,450	95,337
Selling, general and administrative expenses	40,676	39,719	82,712	79,358
Bad debt provision for troubled customers, net of recoveries	289	—	289	—
Legal settlement and insurance recoveries, net	(153)	—	(994)	1,030
Research and engineering	522	620	1,073	1,347
Depreciation and amortization	2,635	3,078	5,430	6,152
Acquisition-related expense, net	13	545	63	822
Income from operations	9,576	11,374	4,877	6,628
Interest expense	2,117	3,155	4,055	6,368
Income before provision (benefit) for income taxes	7,459	8,219	822	260
Provision (benefit) for income taxes	2,793	2,274	1,509	(326)
Net Income (Loss)	4,666	5,945	(687)	586
Less: net income attributable to noncontrolling interests, net of taxes	23	8	33	11
Net Income (Loss) attributable to Mistras Group, Inc.	$4,643	$5,937	$(720)	$575

Earnings (loss) per common share
Basic	$0.15	$0.20	$(0.02)	$0.02
Diluted	$0.15	$0.20	$(0.02)	$0.02
Weighted-average common shares outstanding:
Basic	29,957	29,602	29,840	29,514
Diluted	30,233	30,136	29,840	30,039

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income (loss)	$4,666	$5,945	$(687)	$586
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,531)	2,947	(7,976)	2,355
Comprehensive Income (Loss)	(3,865)	8,892	(8,663)	2,941
Less: net income attributable to noncontrolling interest	23	8	33	11
Less: Foreign currency translation adjustments attributable to noncontrolling interests	—	1	—	1
Comprehensive income (loss) attributable to Mistras Group, Inc	$(3,888)	$8,883	$(8,696)	$2,929

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at March 31, 2022	$29,720	$297	$239,656	$(23,351)	$(19,756)	$196,846	$239	$197,085
Net income	—	—	—	4,643	—	4,643	23	4,666
Other comprehensive loss, net of tax	—	—	—	—	(8,531)	(8,531)	—	(8,531)
Share-based compensation	—	—	1,255	—	—	1,255	—	1,255
Net settlement of restricted stock units	87	—	(214)	—	—	(214)	—	(214)
Balance at June 30, 2022	29,807	$297	$240,697	$(18,708)	$(28,287)	$193,999	$262	$194,261

Balance at March 31, 2021	$29,347	$293	$235,413	$(27,210)	$(16,653)	$191,843	$201	$192,044
Net income	—	—	—	5,937	—	5,937	8	5,945
Other comprehensive income, net of tax	—	—	—	—	2,946	2,946	1	2,947
Share-based payments	—	—	1,202	—	—	1,202	—	1,202
Net settlement of restricted stock units	85	1	(490)	—	—	(489)	—	(489)
Balance at June 30, 2021	29,432	$294	$236,125	$(21,273)	$(13,707)	$201,439	$210	$201,649

	Six months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income (loss)	—	—	—	(720)	—	(720)	33	(687)
Other comprehensive loss, net of tax	—	—	—	—	(7,976)	(7,976)	—	(7,976)
Share-based compensation	—	—	2,770	—	—	2,770	—	2,770
Net settlement of restricted stock units	261	2	(760)	—	—	(758)	—	(758)
Balance at June 30, 2022	29,807	$297	$240,697	$(18,708)	$(28,287)	$193,999	$262	$194,261

Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income	—	—	—	575	—	575	11	586
Other comprehensive income, net of tax	—	—	—	—	2,354	2,354	1	2,355
Share-based compensation	—	—	2,464	—	—	2,464	—	2,464
Net settlement of restricted stock units	198	2	(977)	—	—	(975)	—	(975)
Balance at June 30, 2021	29,432	$294	$236,125	$(21,273)	$(13,707)	$201,439	$210	$201,649

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities
Net income (loss)	$(687)	$586
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,935	17,197
Deferred income taxes	(80)	(152)
Share-based compensation expense	2,770	2,464
Fair value adjustments to contingent consideration	45	788
Foreign currency loss	4	932
Other	709	(64)
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(23,035)	(15,577)
Inventories	(430)	279
Prepaid expenses and other assets	5,198	299
Accounts payable	4,790	3,751
Accrued expenses and other liabilities	2,676	9,053
Income taxes payable	(553)	(1,430)
Payment of contingent consideration liability in excess of acquisition-date fair value	(533)	—
Net cash provided by operating activities	7,809	18,126
Cash flows from investing activities
Purchase of property, plant and equipment	(6,692)	(10,188)
Purchase of intangible assets	(399)	(618)
Acquisition of business, net of cash acquired	—	(411)
Proceeds from sale of equipment	592	899
Net cash used in investing activities	(6,499)	(10,318)
Cash flows from financing activities
Repayment of finance lease obligations	(2,138)	(2,050)
Repayment of long-term debt	(9,507)	(7,957)
Proceeds from revolver	56,000	37,000
Repayment of revolver	(48,250)	(37,500)
Payment of financing costs	—	(550)
Payment of contingent consideration for business acquisitions	(405)	(938)
Taxes paid related to net share settlement of share-based awards	(756)	(975)
Net cash used in financing activities	(5,056)	(12,970)
Effect of exchange rate changes on cash and cash equivalents	(1,755)	(656)
Net change in cash and cash equivalents	(5,501)	(5,818)
Cash and cash equivalents at beginning of period	24,110	25,760
Cash and cash equivalents at end of period	$18,609	$19,942
Supplemental disclosure of cash paid
Interest, net	$3,525	$5,898
Income taxes, net of refunds	$(3,466)	$3,135
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,039	$1,623

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, strong commitment to Environmental, Social, and Governance (ESG) initiatives and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring systems to help avoid catastrophic incidents, the Company helps the world at large.

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

Recent Developments

Issues related to the COVID-19 coronavirus (COVID-19) have subsided significantly, but COVID-19 is still causing some disruption in domestic and international markets although conditions continue to improve during 2022 as compared to 2021. The Russian-Ukrainian conflict is creating disruption in the oil & gas market and the supply chain in general, which is resulting in some disruption to our business operations. With oil prices high, refineries are working at full capacity and are deferring maintenance and inspection work as much as possible, which is impacting our business as well.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of the Russian-Ukrainian conflict may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. To date, the Company’s European operations have begun to see increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian conflict. The Company will continue to monitor market conditions and respond accordingly.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company’s 2021 Annual Report on Form 10-K ("2021 Annual Report").

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

Customers

For each of the three and six months ended June 30, 2022 and 2021, no customer represented 10% or more of the Company’s revenue.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2021 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2021 Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

As of June 30, 2022, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 37.4% and 27.7% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective income tax rate was approximately 183.6% and (125.4)% for the six months ended June 30, 2022 and 2021, respectively.

The effective income tax rate for the three months ended June 30, 2022, was higher than the statutory rate primarily due to a $0.7 million valuation allowance recorded on a foreign jurisdiction. The effective income tax rate for the three months ended

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
June 30, 2021 was higher than the statutory rate due to earnings in jurisdictions with higher income tax rates than the United States.

The valuation allowance of $0.7 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The effective income tax rate for the six months ended June 30, 2022 was higher than the statutory rate due primarily to a $0.7 million valuation allowance recorded during the period which was related to a foreign jurisdiction. The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory rate due to capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US.

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
Performance Obligations
The Company provides highly integrated and bundled inspection services to its customers. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.

Contract modifications are not routine in the performance of the Company’s contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the goods and services that are provided. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as a separate contract.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. The majority of the Company’s revenue is recognized over time as work progresses for the Company’s service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time, based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. For these arrangements, revenue is recognized on a cost-to-cost method tracked on an input basis.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Contract Estimates

The majority of the Company’s revenues are short-term in nature. The Company enters into master service agreements (MSAs) with customers that specify an overall framework and contract terms. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into longer-term contracts, which can range from several months to several years. Revenue on certain contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in the Company’s project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenue by Category

The following series of tables present the Company’s disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2022	Services	International	Products	Corp/Elim	Total
Oil & Gas	$93,098	$8,028	$139	$—	$101,265
Aerospace & Defense	17,300	5,118	26	—	22,444
Industrials	9,794	6,506	333	—	16,633
Power generation & Transmission	8,378	1,997	678	—	11,053
Other Process Industries	11,641	3,754	14	—	15,409
Infrastructure, Research & Engineering	3,183	2,193	442	—	5,818
Petrochemical	3,584	55	—	—	3,639
Other	2,550	1,959	1,020	(2,759)	2,770
Total	$149,528	$29,610	$2,652	$(2,759)	$179,031

Three Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$85,831	$9,533	$212	$—	$95,576
Aerospace & Defense	12,779	4,127	29	—	16,935
Industrials	11,242	6,194	418	—	17,854
Power generation & Transmission	10,073	3,183	830	—	14,086
Other Process Industries	10,356	3,627	35	—	14,018
Infrastructure, Research & Engineering	5,174	3,254	825	—	9,253
Petrochemical	5,936	47	—	—	5,983
Other	3,586	1,986	854	(2,454)	3,972
Total	$144,977	$31,951	$3,203	$(2,454)	$177,677

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2022	Services	International	Products	Corp/Elim	Total
Oil & Gas	$179,711	$15,600	$177	$—	$195,488
Aerospace & Defense	32,322	10,058	134	—	42,514
Industrials	18,801	12,034	835	—	31,670
Power generation & Transmission	12,200	4,559	1,523	—	18,282
Other Process Industries	21,934	7,272	15	—	29,221
Infrastructure, Research & Engineering	5,689	4,232	1,339	—	11,260
Petrochemical	6,629	133	—	—	6,762
Other	5,188	3,860	1,565	(5,117)	5,496
Total	$282,474	$57,748	$5,588	$(5,117)	$340,693

Six Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$165,051	$17,469	$268	$—	$182,788
Aerospace & Defense	24,602	8,444	64	—	33,110
Industrials	20,061	11,043	745	—	31,849
Power generation & Transmission	15,607	5,161	1,589	—	22,357
Other Process Industries	18,212	6,539	44	—	24,795
Infrastructure, Research & Engineering	8,343	7,010	1,969	—	17,322
Petrochemical	11,400	119	—	—	11,519
Other	5,999	3,814	1,512	(3,653)	7,672
Total	$269,275	$59,599	$6,191	$(3,653)	$331,412

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2022	Services	International	Products	Corp/Elim	Total
United States	$126,286	$334	$1,492	$(567)	$127,545
Other Americas	22,553	1,376	168	(1,105)	22,992
Europe	415	27,353	514	(955)	27,327
Asia-Pacific	274	547	478	(132)	1,167
Total	$149,528	$29,610	$2,652	$(2,759)	$179,031

Three Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$122,762	$241	$1,668	$(895)	$123,776
Other Americas	21,288	1,149	101	(809)	21,729
Europe	596	30,084	503	(745)	30,438
Asia-Pacific	331	477	931	(5)	1,734
Total	$144,977	$31,951	$3,203	$(2,454)	$177,677

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2022	Services	International	Products	Corp/Elim	Total
United States	$240,221	$507	$2,843	$(1,222)	$242,349
Other Americas	40,605	2,717	184	(1,714)	41,792
Europe	1,159	53,273	1,094	(1,879)	53,647
Asia-Pacific	489	1,251	1,467	(302)	2,905
Total	$282,474	$57,748	$5,588	$(5,117)	$340,693

Six Months Ended June 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$227,308	$449	$3,128	$(1,286)	$229,599
Other Americas	40,166	2,326	168	(872)	41,788
Europe	890	55,978	963	(1,357)	56,474
Asia-Pacific	911	846	1,932	(138)	3,551
Total	$269,275	$59,599	$6,191	$(3,653)	$331,412

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

Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the contract liability balance at the beginning of such year was $1.4 million and $3.3 million, for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company’s expenses are expected to be amortized over a period less than one year.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 23, 2022, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,600,000 shares were available for future grants as of June 30, 2022.

Stock Options

For each of the three and six months ended June 30, 2022 and 2021, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option award as of June 30, 2022.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of June 30, 2022 and 2021:

	Six months ended June 30,
	2022		2021
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	5	$22.35
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	(5)	$22.35	—	$—
Outstanding at end of period:	—	$—	5	$22.35

Restricted Stock Unit Awards

For the three months ended June 30, 2022 and June 30, 2021, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $0.9 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.9 million and $1.8 million, respectively. As of June 30, 2022, there was $8.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.9 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2022	2021
Restricted stock awards vested	326	238
Fair value of awards vested	$2,164	$2,670

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Six months ended June 30,
	2022	2021
Awards issued	34	25
Grant date fair value of awards issued	$225	$258

A summary of the Company’s outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,208	$7.96	1,076	$7.41
Granted	675	$7.65	528	$10.07
Released	(326)	$10.03	(238)	$10.98
Forfeited	(20)	$8.49	(39)	$8.77
Outstanding at end of period:	1,537	$7.38	1,327	$7.78

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

For 2022, the Compensation Committee retained the Company’s prior year equity incentive compensation plan for its executive officers including utilizing the same metrics, as defined above, and approved the new target awards for 2022.

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

A summary of the Company’s PRSU activity is as follows:

	Six months ended June 30,
	2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	388	$10.07	333	$8.84
Granted	341	$6.55	189	$12.59
Performance condition adjustments	(163)	$8.34	(193)	$7.80
Released	(17)	$6.85	(22)	$13.63
Forfeited	—	$—	—	$—
Outstanding at end of period:	549	$9.12	307	$12.56

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
During the six months ended June 30, 2022 and June 30, 2021, the Compensation Committee approved the final calculation of the award metrics for calendar year 2021 and calendar year 2020, respectively. As a result, the calendar year 2022 PRSUs decreased by approximately 163,000 units during the six months ended June 30, 2022 as a result of the final calculation of the 2021 award and based on forecasted results for 2022 as compared to performance metrics determined by the Compensation Committee.

For the three months ended June 30, 2022 and June 30, 2021, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.4 million, respectively. At June 30, 2022, there was $2.0 million of total unrecognized compensation costs related to approximately 549,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

4.    Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$4,643	$5,937	$(720)	$575
Denominator:
Weighted average common shares outstanding	29,957	29,602	29,840	29,514
Basic earnings (loss) per share	$0.15	$0.20	$(0.02)	$0.02

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$4,643	$5,937	$(720)	$575
Denominator:
Weighted average common shares outstanding	29,957	29,602	29,840	29,514
Dilutive effect of stock options outstanding	—	—	—	—
Dilutive effect of restricted stock units outstanding (1)	276	534	—	525
	30,233	30,136	29,840	30,039
Diluted earnings (loss) per share	$0.15	$0.20	$(0.02)	$0.02
_______________
(1) For the six months ended June 30, 2022, 1,412,073 shares related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Due diligence, professional fees and other transaction costs	$13	$—	$18	$34
Adjustments to fair value of contingent consideration liabilities	—	545	45	788
Acquisition-related expense, net	$13	$545	$63	$822

As of June 30, 2022, the Company’s contingent consideration liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

	June 30, 2022	December 31, 2021

Trade accounts receivable	$133,600	$112,739
Allowance for credit losses	(4,028)	(3,228)
Accounts receivable, net	$129,572	$109,511

The Company had $18.8 million and $11.9 million of unbilled revenue accrued as of June 30, 2022 and December 31, 2021, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

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

7.    Property, Plant and Equipment, net

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2022	December 31, 2021

Land		$2,526	$2,762
Buildings and improvements	30-40	24,380	24,787
Office furniture and equipment	5-8	19,482	16,620
Machinery and equipment	5-7	244,205	250,166
		290,593	294,335
Accumulated depreciation and amortization		(210,008)	(207,757)
Property, plant and equipment, net		$80,585	$86,578

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $5.8 million and $6.2 million, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $12.3 million and $12.3 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2021	$190,656	$14,783	$—	$205,439
Foreign currency translation	(1,188)	(1,145)	—	(2,333)
Balance at June 30, 2022	$189,468	$13,638	$—	$203,106

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2021 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through June 30, 2022, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company’s key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2022			December 31, 2021
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$109,922	$(81,443)	$28,479	$112,109	$(80,319)	$31,790
Software/Technology	3-15	51,903	(27,500)	24,403	52,265	(26,415)	25,850
Covenants not to compete	2-5	12,570	(12,420)	150	12,623	(12,390)	233
Other	2-12	10,477	(9,231)	1,246	10,574	(9,066)	1,508
Total		$184,872	$(130,594)	$54,278	$187,571	$(128,190)	$59,381

Amortization expense for the three months ended June 30, 2022 and 2021 was approximately $2.3 million and $2.5 million, respectively.

Amortization expense for the six months ended June 30, 2022 and June 30, 2021 was $4.6 million and $4.9 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021

Accrued salaries, wages and related employee benefits	$34,147	$33,816
Contingent consideration, current portion	938	1,830
Accrued workers’ compensation and health benefits	4,054	3,994
Deferred revenue	8,350	6,202
Pension accrual	2,519	2,519
Right-of-use liability - Operating	10,034	10,040
Other accrued expenses	24,793	25,462
Total	$84,835	$83,863

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021

Senior credit facility	$127,250	$119,500
Senior secured term loan, net of unamortized debt issuance costs of $0.1 million and $0.2 million, respectively	67,976	76,673
Other	5,163	6,392
Total debt	200,389	202,565
Less: Current portion	(21,227)	(20,162)
Long-term debt, net of current portion	$179,162	$182,403

Senior Credit Facility

The Company has a credit agreement with its banking group (as amended, the "Credit Agreement") which provides the Company with a revolving line of credit and a $100 million senior secured term loan A facility with a balance of $68.0 million as of June 30, 2022. Pursuant to the Amendment described below, the revolving line of credit was reduced from $155 million to $150 million on December 31, 2021. Both the revolving line of credit and the term loan A facility under the Credit Agreement have a maturity date of December 12, 2023.

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

•Quarterly payments on the term loan increased from $3.75 million to $5.0 million during the quarter ended June 30, 2022 with a final balloon payment at maturity.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

As of June 30, 2022, the Company had borrowings of $195.3 million and a total of $3.0 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.7 million as of June 30, 2022, which is included in Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through December 12, 2023.

As of June 30, 2022, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company’s liquidity needs. However, due to the uncertainties being caused by the COVID-19 pandemic, the significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

On August 1, 2022, the Company entered into an agreement for a new Senior Credit Facility. See Note 16-Subsequent Events for additional details.

Other debt

The Company’s other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2022, there was an aggregate of approximately $5.2 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $15.0 thousand and interest rates range from 0.4% to 3.5%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Six months ended June 30,
	2022	2021
Beginning balance	$1,831	$1,640
Acquisitions	—	—
Payments	(938)	(938)
Accretion of liability	—	—
Revaluation	45	788
Foreign currency translation	—	—
Ending balance	$938	$1,490

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

13.    Leases

The Company’s Condensed Consolidated Balance Sheets include the following related to right-of-use ("ROU")

Leases	Classification	June 30, 2022	December 31, 2021
Assets
ROU assets	Other assets	$40,399	$42,451

Liabilities
ROU - current	Accrued expenses and other current liabilities	$10,034	$10,040
ROU liability - long-term	Other long-term liabilities	31,769	34,030
Total ROU liabilities		$41,803	$44,070

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $2.2 million and $2.9 million as of June 30, 2022 and December 31, 2021, respectively. Total rent payments for this facility were approximately $0.2 million and $0.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Total rent payments for this facility were approximately $0.5 million and $0.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively. An agreement was reached with the related party to reduce rental payments by 12.5% for the lease of the Company’s headquarters, effective February 2022 as part of a voluntary reduction.

The total ROU assets attributable to finance leases were approximately $12.8 million and $13.8 million as of June 30, 2022 and December 31, 2021, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

The components of lease costs were as follows:

		Three months ended June 30,		Six months ended June 30,
	Classification	2022	2021	2022	2021
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,023	$1,029	$2,036	$2,091
Interest on lease liabilities	Interest expense	156	181	314	373
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,203	3,274	6,401	6,577
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	3	8	9	14
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	551	551	1,088	1,418
Total		$4,936	$5,043	$9,848	$10,473

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Additional information related to leases was as follows:

	Six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$2,138	$2,050
Finance - operating cash flows	$314	$373
Operating - operating cash flows	$6,302	$6,620
ROU assets obtained in the exchange for lease liabilities
Finance leases	$2,039	$1,623
Operating leases	$4,378	$2,828
Weighted-average remaining lease term (in years)
Finance leases	5.3	5.6
Operating leases	5.0	5.5
Weighted-average discount rate
Finance leases	5.2%	5.4%
Operating leases	5.5%	5.8%

Maturities of lease liabilities as of June 30, 2022 were as follows:

	Finance	Operating
Remainder of 2022	$3,449	$6,104
2023	4,191	11,570
2024	3,279	9,400
2025	1,709	6,903
2026	1,068	5,052
Thereafter	602	9,100
Total	14,298	48,129
Less: Present value discount	1,010	6,326
Lease liability	$13,288	$41,803

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of June 30, 2022, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability, and accordingly, has not established any accruals for this matter. Accordingly, the Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases are captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California and the other was filed on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. The two cases have been consolidated and are requesting payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement of all claims in the cases, which was more formally documented pursuant to a settlement agreement completed October 5, 2021, as amended as of May 3, 2022. Pursuant to the settlement, the Company will pay $2.3 million to resolve the allegations in these proceedings and will be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement received preliminary court approval on May 12, 2022, but is still subject to final court approval and will cover claims for the period from June 2016 through July 31, 2021. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for these employees required contributions for these employees to national multi-employer pension funds. The reduction in employees resulted in a subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of June 30, 2022 is approximately $2.5 million, which were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of June 30, 2022, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company’s estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.1 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of June 30, 2022, total potential acquisition-related contingent consideration ranged from zero to approximately $1.9 million and would be payable upon the achievement of specific performance metrics by certain of the acquired companies over the next three months.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million, of which $0.8 million is remaining as of June 30, 2022. The agreement is based on third-party pricing and the Company's planned purchase requirements over the three-year purchase period to meet the minimum contractual purchases. On August 3, 2021, the Company entered into an agreement and extended the period by twelve months. As of June 30, 2022, approximately $0.8 million is remaining on the amended purchase commitment. The agreement is based on third party pricing and the Company’s planned purchase requirements over the duration of the extension to meet the minimum contractual purchases.

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

Costs incurred for general corporate services, including finance, legal, and certain other costs that are provided to the segments are reported within Corporate and eliminations. During the first quarter of 2022 the Company finalized a transfer pricing study which resulted in additional costs being allocated from Corporate to the operating segments with the majority of the costs allocated to the Services segment. These costs are reflected in operating income (loss) of each segment. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both segments. Additionally, engineering charges and royalty fees charged to the Services and International segments by the Products and Systems segment are reflected in the operating performance of each segment

 The accounting policies of the reportable segments are the same as those described in Note 1-Description of Business and Basis of Presentation. Segment income from operations is one of the primary performance measures used by the chief operating decision maker, to assess the performance of each segment and make resource allocation decisions. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows: (with intercompany transactions eliminated in Corporate and eliminations)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Services	$149,528	$144,977	$282,474	$269,275
International	29,610	31,951	57,748	59,599
Products and Systems	2,652	3,203	5,588	6,191
Corporate and eliminations	(2,759)	(2,454)	(5,117)	(3,653)
	$179,031	$177,677	$340,693	$331,412

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross profit
Services	$42,954	$43,761	$73,479	$74,837
International	9,440	9,615	17,630	17,240
Products and Systems	1,157	1,952	2,325	3,233
Corporate and eliminations	7	8	16	27
	$53,558	$55,336	$93,450	$95,337

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income (loss) from operations
Services	$14,855	$18,358	$18,615	$22,906
International	1,580	1,809	1,864	989
Products and Systems	(420)	209	(1,002)	(372)
Corporate and eliminations	(6,439)	(9,002)	(14,600)	(16,895)
	$9,576	$11,374	$4,877	$6,628

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation and amortization
Services	$6,166	$6,211	$12,759	$12,325
International	1,919	2,175	3,977	4,385
Products and Systems	120	215	337	443
Corporate and eliminations	(77)	31	(138)	44
	$8,128	$8,632	$16,935	$17,197

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	June 30, 2022	December 31, 2021
Intangible assets, net
Services	$47,900	$51,862
International	5,071	6,344
Products and Systems	1,182	1,042
Corporate and eliminations	125	133
	$54,278	$59,381

	June 30, 2022	December 31, 2021
Total assets
Services	$428,218	$424,058
International	101,086	111,619
Products and Systems	11,476	10,532
Corporate and eliminations	14,762	15,986
	$555,542	$562,195

Refer to Note 2–Revenue, for revenue by geographic area for the three and six months ended June 30, 2022 and 2021.

16. Subsequent Events

On August 1, 2022 Mistras Group, Inc. entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase Bank N.A., as administrative agent for the lenders and a lender, BofA Securities as Syndication Agent and a lender, and the other lenders set forth in the Credit Agreement.

The Credit Agreement was filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 2, 2022.

The Credit Agreement, among other things, provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan. The Credit Agreement has a maturity date of July 30, 2027 and permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Borrowings bear interest at Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio. We have the benefit of the lowest SOFR margin if our Total Consolidated Debt Leverage Ratio is equal to or less than 1.25 to 1, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.75 to 1. The Credit Agreement is secured by liens on substantially all the assets of the Company and certain of its U.S subsidiaries and is guaranteed by those U.S. subsidiaries.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2022 and 2021. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (“2021 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of the Russian-Ukrainian conflict may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. To date, the Company’s European operations have begun to see increased costs associated with higher energy costs, among others, due in part to the on-going conflict. The Company will continue to monitor market conditions and respond accordingly.

Overview

The Company is a leading “one source” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, strong commitment to Environmental, Social, and Governance (ESG) initiatives and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring systems to help avoid catastrophic incidents, the Company helps the world at large.

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

We have continued providing our customers with an innovative asset protection software ecosystem through our MISTRAS OneSuite platform. The software platform offers functions of MISTRAS' popular software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 85 plus applications being offered on one centralized platform.

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

Recent Developments

The COVID-19 coronavirus (COVID-19) pandemic has continued to cause disruption and volatility in domestic and international markets although conditions continue to improve during 2022 as compared to 2021. The Company’s businesses have been classified as non-healthcare critical infrastructure as defined by the U.S. Centers for Disease Control and Prevention (CDC). Our facilities, and the Company’s customers facilities as well, have remained open with staffing modifications and precautionary procedures taken as necessary.

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

The Company has eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of June 30, 2022, the cash balance was approximately $18.6 million.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of the Russian-Ukrainian conflict may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. To date, the Company’s European operations have begun to see increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian conflict. The Company will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2021 Annual Report.

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

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues	$179,031	$177,677	$340,693	$331,412
Gross profit	53,558	55,336	93,450	95,337
Gross profit as a % of Revenue	29.9%	31.1%	27.4%	28.8%
Income from operations	9,576	11,374	4,877	6,628
Income from Operations as a % of Revenue	5.3%	6.4%	1.4%	2.0%
Income before provision (benefit) for income taxes	7,459	8,219	822	260
Net Income (loss)	4,666	5,945	(687)	586
Net Income (loss) attributable to Mistras Group, Inc.	$4,643	$5,937	$(720)	$575

Revenue

Revenue was $179.0 million for the three months ended June 30, 2022, an increase of $1.4 million, or 0.8%, compared with the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 was $340.7 million, an increase of $9.3 million, or 2.8%, compared with the six months ended June 30, 2021.

Revenue by segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Services	$149,528	$144,977	$282,474	$269,275
International	29,610	31,951	57,748	59,599
Products and Systems	2,652	3,203	5,588	6,191
Corporate and eliminations	(2,759)	(2,454)	(5,117)	(3,653)
	$179,031	$177,677	$340,693	$331,412

Three Months

In the three months ended June 30, 2022, total revenue increased 0.8% versus the prior year comparable period due predominantly to a low single-digit organic increase. Services segment revenue increased 3.1% due to single-digit organic growth and International segment revenue decreased (7.3)%, due predominantly to low double-digit unfavorable impact of foreign exchange rates which was offset by low single-digit organic growth. Products and Systems segment revenue decreased by $0.6 million, due to decreased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 57% and 54% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Aerospace and defense customer revenue comprised approximately 13% and 10% of total revenue for the three months ended June 30, 2022 and 2021, respectively. The Company’s top ten customers comprised approximately 33% of total revenue for the three months ended June 30, 2022, as compared to 35% for the three months ended June 30, 2021, with no customer accounting for 10% or more of total revenue in either three-month period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Six months

In the six months ended June 30, 2022, total revenue increased 2.8% versus the comparable prior period. The increase was due to organic growth in our core business as our end markets recover from the effects of COVID-19. In addition, the Company realized a low single-digit unfavorable revenue impact from foreign exchange rates. Our Services segment revenue increased 4.9% due predominantly to organic growth in end-markets. International segment revenue decreased (3.1)% due to a high single-digit unfavorable revenue impact from foreign exchange rates which was partially offset by mid single-digit favorable organic growth.

Oil and gas customer revenue comprised approximately 57% and 55% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Aerospace and defense customer revenue comprised approximately 12% and 10% of total revenue for the six months ended June 30, 2022 and 2021, respectively. The Company’s top ten customers comprised approximately 33% of total revenue for the six months ended June 30, 2022, as compared to 35% for the six months ended June 30, 2021, with no customer accounting for 10% or more of total revenue in either six-month period.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Oil and Gas Revenue by sub-category
Upstream	$39,443	$36,205	$81,108	$70,131
Midstream	32,949	29,797	57,856	52,235
Downstream	28,873	29,574	56,524	60,422
Total	$101,265	$95,576	$195,488	$182,788

Oil and gas upstream customer revenue increased approximately $11.0 million, or 16%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, and $3.2 million, or 9% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to continued market share gains and expanded exploration operations compared to the prior period.

Midstream customer revenues increased approximately $5.6 million, or 11%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, and $3.2 million, or 11% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to increased pipe inspection services performed as compared to the prior year.

Downstream customer revenue decreased $(3.9) million, or (6)%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, and $(0.7) million, or (2)% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to delays in timing associated with customer turnarounds.

Gross Profit

Gross profit decreased by $(1.8) million, or 3.2%, in the three months ended June 30, 2022 versus the prior year comparable period, on an increase in revenue of 0.8%.

Gross profit decreased by $(1.9) million, or 2.0%, in the six months ended June 30, 2022 on an increase in revenue of 2.8%.

Gross profit by segment for the three and six months ended June 30, 2022 and 2021 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross profit
Services	$42,954	$43,761	$73,479	$74,837
% of segment revenue	28.7%	30.2%	26.0%	27.8%
International	9,440	9,615	17,630	17,240
% of segment revenue	31.9%	30.1%	30.5%	28.9%
Products and Systems	1,157	1,952	2,325	3,233
% of segment revenue	43.6%	60.9%	41.6%	52.2%
Corporate and eliminations	7	8	16	27
	$53,558	$55,336	$93,450	$95,337
% of total revenue	29.9%	31.1%	27.4%	28.8%

Three Months

Gross profit margin was 29.9% and 31.1% for the three-month periods ended June 30, 2022 and 2021, respectively. Services segment realized a 1.5% reduction in gross profit margin to 28.7% during the three months ended June 30, 2022. This was primarily due to higher benefit costs in the US and the end of government wage subsidies received in Canada, both as compared to the prior year period. International segment realized a 1.8% increase in gross profit margin to 31.9% during the three months ended June 30, 2022 due primarily to continued recovery and sales within the aerospace end market. Products and Systems segment gross margin decreased 17.3% to 43.6% during the three months ended June, 2022 due to unfavorable sales mix.

Six months

Gross profit margin was 27.4% and 28.8% for the six months ended June 30, 2022 and 2021, respectively. Gross profit margin decreased primarily due to higher benefit costs and the end of government wage subsidies received in Canada within the Services segment, partially offset by continued recovery and sales within the aerospace end market within the International segment.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Operating Expenses
Selling, general and administrative expenses	$40,676	$39,719	$82,712	$79,358
Bad debt provision for troubled customers, net of recoveries	289	—	289	—
Research and engineering	522	620	1,073	1,347
Depreciation and amortization	2,635	3,078	5,430	6,152
Legal settlement and insurance recoveries, net	(153)	—	(994)	1,030
Acquisition-related expense, net	13	545	63	822

Three Months

Total operating expenses were flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Selling, general and administrative expenses increased $1.0 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the reversal of remaining COVID-19 temporary cost reductions in August 2021, which had been initially implemented in 2020. Depreciation and amortization decreased $(0.4) million during the

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

three months ended June 30, 2022 compared to the three months ended June 30, 2021. During the three months ended June 30, 2022 a $0.2 million insurance recovery was recorded.

Six months

Operating expenses decreased $(0.1) million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Selling, general, and administrative expenses increased $3.4 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the reversal of remaining COVID-19 temporary cost reductions in August 2021, which had been initially implemented in 2020, and wage subsidies received in 2021. Legal settlements, net of insurance recoveries for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 decreased $2.6 million due primarily to insurance recoveries received in the first quarter of 2022. Depreciation and amortization decreased $(0.7) million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Acquisition-related expense decreased $(0.8) million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to remeasurement of acquisition related contingent consideration which occurred in 2021.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Services:
Income from operations (GAAP)	$14,855	$18,358	$18,615	$22,906
Bad debt provision for troubled customers, net of recoveries	289	—	289	—
Reorganization and other costs	1	26	28	97
Legal settlement and insurance recoveries, net	—	—	(841)	1,650
Acquisition-related expense, net	—	545	45	788
Income from operations before special items (non-GAAP)	$15,145	$18,929	$18,136	$25,441
International:
Income from operations (GAAP)	$1,580	$1,809	$1,864	$989
Reorganization and other costs	(187)	30	(99)	126
Income from operations before special items (non-GAAP)	$1,393	$1,839	$1,765	$1,115
Products and Systems:
Income (loss) from operations (GAAP)	$(420)	$209	$(1,002)	$(372)
Reorganization and other costs	—	—	—	27
Income (loss) from operations (GAAP)	$(420)	$209	$(1,002)	$(345)
Corporate and Eliminations:
Loss from operations (GAAP)	$(6,439)	$(9,002)	$(14,600)	$(16,895)
Loss on debt modification	—	277	—	277
Reorganization and other costs	6	—	6	—
Acquisition-related expense, net	13	—	18	34
Legal settlement and insurance recoveries, net	(153)	—	(153)	(620)
Loss from operations before special items (non-GAAP)	$(6,573)	$(8,725)	$(14,729)	$(17,204)
Total Company:
Income from operations (GAAP)	$9,576	$11,374	$4,877	$6,628
Bad debt provision for troubled customers, net of recoveries	289	—	289	—
Reorganization and other costs	(180)	56	(65)	250
Loss on debt modification	—	277	—	277
Legal settlement and insurance recoveries, net	(153)	—	(994)	1,030
Acquisition-related expense, net	13	545	63	822
Income from operations before special items (non-GAAP)	$9,545	$12,252	$4,170	$9,007

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended June 30, 2022, income from operations (GAAP) decreased $(1.8) million, compared with the three months ended June 30, 2021, while income before special items (non-GAAP) decreased $(2.7) million. As a percentage of revenue, income before special items decreased by 160 basis points to 5.3% in the three months ended June 30, 2022 from 6.9% in the three months ended June 30, 2021.

Six months

For the six months ended June 30, 2022, income (loss) from operations (GAAP) decreased $(1.8) million, compared with the six months ended June 30, 2021, while income (loss) from operations before special items (non-GAAP) decreased $(4.8) million. As a percentage of revenue, income (loss) from operations before special items decreased by 150 basis points to 1.2% in the six months ended June 30, 2022 from 2.7% in the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company experienced overall organic growth offset by foreign currency headwinds.

Interest Expense

Interest expense was approximately $2.1 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense was approximately $4.1 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively. The decrease for both periods was a result of a change in the effective interest rate, due to a lower leverage ratio and the elimination of the minimum LIBOR floor in the May 2021 amendment to our credit agreement.

An amendment in May 2021 to our Credit Agreement removed the LIBOR floor of 1.0%, which provided that if LIBOR is below 1.0%, the interest rate will be calculated as if LIBOR is 1.0%. Now the actual LIBOR rate is used to calculate interest, even if LIBOR is below 1.0%. This will reduce our interest rate, when LIBOR is below 1.0%.

Income Taxes

Our effective income tax rate was approximately 37.4% and 27.7% for the three months ended June 30, 2022 and 2021, respectively. Our effective income tax rate was approximately 183.6% and (125.4)% for the six months ended June 30, 2022 and 2021, respectively.

The effective income tax rate for the three months ended June 30, 2022 was higher than the statutory rate primarily due to a $0.7 million valuation allowance recorded on a foreign jurisdiction. The effective income tax rate for the three months ended June 30, 2021 was higher than the statutory rate due to earnings in jurisdictions with higher income tax rates than the United States.

The valuation allowance of $0.7 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The effective income tax rate for the six months ended June 30, 2022 was higher than the statutory rate due primarily to a $0.7 million valuation allowance recorded during the period which was related to a foreign jurisdiction. The effective income tax rate for the six months ended June 30, 2021 was lower than the statutory rate due to capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$7,809	$18,126
Investing activities	(6,499)	(10,318)
Financing activities	(5,056)	(12,970)
Effect of exchange rate changes on cash	(1,755)	(656)
Net change in cash and cash equivalents	$(5,501)	$(5,818)

Cash Flows from Operating Activities

During the six months ended June 30, 2022, cash provided by operating activities was $7.8 million, representing a year-on-year decrease of $(10.3) million, or 57%. The decrease was primarily attributable to a net working capital increase in the course of normal operations.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $6.5 million primarily attributable to a reduction in capital expenditures during the current period as compared to the prior period.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.1 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $13.0 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, net repayments of debt were approximately $6.6 million lower as compared to 2021 as cash flows were used to support operating activities.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $(1.8) million in the six months ended June 30, 2022, compared to a decrease of $(0.7) million for the six months ended June 30, 2021. The primary driver of the change was foreign currency fluctuations during the quarter related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of June 30, 2022, we had cash and cash equivalents totaling $18.6 million and $11.7 million of unused commitments under our Credit Agreement with borrowings of $195.3 million and $3.0 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2022, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

Quarterly payments on the term loan increased to $5.0 million for each quarterly payment after March 31, 2022, with a final balloon payment at maturity.

The terms of our Credit Agreement are described in Note 11-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility" and in Note 16 Subsequent Events of the Notes.

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2021 Annual Report except as noted in Note 16 Subsequent Events.

Off-balance Sheet Arrangements

During the six months ended June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2022	31,508	$6.66	—	$—
May 31, 2022	528	$5.42	—	$—
June 30, 2022	—	$—	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Settlement Agreement, amended May 3, 2022, regarding the settlement of the two legal proceedings captioned Price v. Mistras Group, Inc

10.2	Third Amendment to Mistras Group, Inc. 2016 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Date: August 5, 2022