Form 10-Q
period 2022-09-30
Mistras Group, Inc.
filed 2022-11-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
☐ Yes  ☒ No

As of November 2, 2022, the registrant had 29,895,487 shares of common stock outstanding.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and September 30, 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4	Controls and Procedures	37

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1.A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 3.	Defaults Upon Senior Securities	38

ITEM 4.	Mine Safety Disclosures	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits	39

SIGNATURES		40

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$18,084	$24,110
Accounts receivable, net	131,396	109,511
Inventories	13,260	12,686
Prepaid expenses and other current assets	11,693	15,031
Total current assets	174,433	161,338
Property, plant and equipment, net	76,133	86,578
Intangible assets, net	50,337	59,381
Goodwill	197,433	205,439
Deferred income taxes	589	2,174
Other assets	41,521	47,285
Total assets	$540,446	$562,195
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,805	$12,870
Accrued expenses and other current liabilities	83,070	83,863
Current portion of long-term debt	7,365	20,162
Current portion of finance lease obligations	3,967	3,765
Income taxes payable	305	755
Total current liabilities	107,512	121,415
Long-term debt, net of current portion	193,847	182,403
Obligations under finance leases, net of current portion	9,380	9,752
Deferred income taxes	8,786	8,385
Other long-term liabilities	33,865	39,328
Total liabilities	353,390	361,283
Commitments and contingencies
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,842,496 and 29,546,263 shares issued and outstanding	297	295
Additional paid-in capital	242,093	238,687
Accumulated deficit	(14,335)	(17,988)
Accumulated other comprehensive loss	(41,282)	(20,311)
Total Mistras Group, Inc. stockholders’ equity	186,773	200,683
Non-controlling interests	283	229
Total equity	187,056	200,912
Total liabilities and equity	$540,446	$562,195

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$178,462	$174,556	$519,155	$505,968
Cost of revenue	119,110	116,750	354,848	341,780
Depreciation	5,568	5,590	17,074	16,635
Gross profit	53,784	52,216	147,233	147,553
Selling, general and administrative expenses	41,590	39,221	124,303	118,579
Bad debt provision for troubled customers, net of recoveries	—	—	289	—
Legal settlement and insurance recoveries, net	—	—	(994)	1,030
Research and engineering	450	595	1,523	1,942
Depreciation and amortization	2,629	2,918	8,058	9,070
Acquisition-related expense, net	1	246	63	1,068
Income from operations	9,114	9,236	13,991	15,864
Interest expense	2,735	2,326	6,790	8,694
Income before provision for income taxes	6,379	6,910	7,201	7,170
Provision for income taxes	1,985	3,513	3,494	3,187
Net Income	4,394	3,397	3,707	3,983
Less: net income attributable to noncontrolling interests, net of taxes	21	17	54	28
Net Income attributable to Mistras Group, Inc.	$4,373	$3,380	$3,653	$3,955

Earnings per common share
Basic	$0.15	$0.11	$0.12	$0.13
Diluted	$0.14	$0.11	$0.12	$0.13
Weighted-average common shares outstanding:
Basic	29,965	29,619	29,879	29,550
Diluted	30,245	30,127	30,209	30,093

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income	$4,394	$3,397	$3,707	$3,983
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,995)	(5,472)	(20,971)	(3,117)
Comprehensive Income (Loss)	(8,601)	(2,075)	(17,264)	866
Less: net income attributable to noncontrolling interest	21	17	54	28
Less: Foreign currency translation adjustments attributable to noncontrolling interests	—	(3)	—	(2)
Comprehensive income (loss) attributable to Mistras Group, Inc	$(8,622)	$(2,089)	$(17,318)	$840

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at June 30, 2022	29,807	$297	$240,697	$(18,708)	$(28,287)	$193,999	$262	$194,261
Net income	—	—	—	4,373	—	4,373	21	4,394
Other comprehensive loss, net of tax	—	—	—	—	(12,995)	(12,995)	—	(12,995)
Share-based compensation	—	—	1,396	—	—	1,396	—	1,396
Net settlement of restricted stock units	35	—	—	—	—	—	—	—
Balance at September 30, 2022	29,842	$297	$242,093	$(14,335)	$(41,282)	$186,773	$283	$187,056

Balance at June 30, 2021	29,432	$294	$236,125	$(21,273)	$(13,707)	$201,439	$210	$201,649
Net income	—	—	—	3,380	—	3,380	17	3,397
Other comprehensive loss, net of tax	—	—	—	—	(5,469)	(5,469)	(3)	(5,472)
Share-based payments	—	—	1,452	—	—	1,452	—	1,452
Net settlement of restricted stock units	26	—	—	—	—	—	—	—
Balance at September 30, 2021	29,458	$294	$237,577	$(17,893)	$(19,176)	$200,802	$224	$201,026

	Nine months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income	—	—	—	3,653	—	3,653	54	3,707
Other comprehensive loss, net of tax	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Share-based compensation	—	—	4,166	—	—	4,166	—	4,166
Net settlement of restricted stock units	296	2	(760)	—	—	(758)	—	(758)
Balance at September 30, 2022	29,842	$297	$242,093	$(14,335)	$(41,282)	$186,773	$283	$187,056

Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income	—	—	—	3,955	—	3,955	28	3,983
Other comprehensive loss, net of tax	—	—	—	—	(3,115)	(3,115)	(2)	(3,117)
Share-based compensation	—	—	3,916	—	—	3,916	—	3,916
Net settlement of restricted stock units	224	2	(977)	—	—	(975)	—	(975)
Balance at September 30, 2021	29,458	$294	$237,577	$(17,893)	$(19,176)	$200,802	$224	$201,026

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities
Net income	$3,707	$3,983
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,132	25,705
Deferred income taxes	1,790	1,055
Share-based compensation expense	4,166	3,916
Bad debt provision for troubled customers, net of recoveries	289	—
Fair value adjustments to contingent consideration	45	1,034
Foreign currency (gain) loss	(924)	366
Payment of finance costs	(448)	—
Other	969	265
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	(27,692)	(21,907)
Inventories	(1,146)	868
Prepaid expenses and other assets	2,105	(2,324)
Accounts payable	578	(751)
Accrued expenses and other liabilities	2,539	11,247
Income taxes payable	(46)	(988)
Payment of contingent consideration liability in excess of acquisition-date fair value	(533)	—
Net cash provided by operating activities	10,531	22,469
Cash flows from investing activities
Purchase of property, plant and equipment	(9,050)	(15,130)
Purchase of intangible assets	(580)	(887)
Acquisition of business, net of cash acquired	—	(441)
Proceeds from sale of equipment	753	964
Net cash used in investing activities	(8,877)	(15,494)
Cash flows from financing activities
Repayment of finance lease obligations	(3,173)	(3,032)
Proceeds from borrowings of long-term debt	125,000	—
Repayment of long-term debt	(79,519)	(12,121)
Proceeds from revolver	168,000	71,000
Repayment of revolver	(213,750)	(62,250)
Payment of financing costs	(148)	(550)
Payment of contingent consideration for business acquisitions	(405)	(938)
Taxes paid related to net share settlement of share-based awards	(758)	(975)
Net cash used in financing activities	(4,753)	(8,866)
Effect of exchange rate changes on cash and cash equivalents	(2,927)	(1,272)
Net change in cash and cash equivalents	(6,026)	(3,163)
Cash and cash equivalents at beginning of period	24,110	25,760
Cash and cash equivalents at end of period	$18,084	$22,597
Supplemental disclosure of cash paid
Interest, net	$5,354	$8,119
Income taxes, net of refunds	$(3,764)	$3,816
Noncash investing and financing
Equipment acquired through finance lease obligations	$3,373	$2,445

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

Recent Developments

Issues related to the COVID-19 coronavirus (COVID-19) pandemic have subsided significantly during 2022 as compared to 2021. The Russian-Ukrainian conflict is creating disruption in the oil & gas market and the supply chain in general, which is resulting in some disruption to our business operations. With oil prices high, refineries are working at full capacity and are deferring maintenance and inspection work as much as possible, which is impacting our business as well.

Overall, the Company has taken actions to help ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

Earlier in 2022, the Company eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of inflationary pressures and the Russian-Ukrainian conflict may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian conflict. The Company will continue to monitor market conditions and respond accordingly.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated variable interest entities (VIE). For subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have a material effect on the Company’s financial condition or results of operations as previously reported.

Customers

For each of the three and nine months ended September 30, 2022 and 2021, no customer represented 10% or more of the Company’s revenue.

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

As of September 30, 2022, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 31.1% and 50.8% for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective income tax rate was approximately 48.5% and 44.4% for the nine months ended September 30, 2022 and 2021, respectively.

The effective income tax rate for the three months ended September 30, 2022, was higher than the statutory rate primarily due to various permanent tax adjustments and a $0.1 million valuation allowance recorded on a foreign jurisdiction. The Company's effective income tax rate for the three months ended September 30, 2021 was higher than the statutory rate primary due to

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
various permanent tax adjustments and a $1.2 million valuation allowance recorded during the period which was related to various state deferred tax assets and earnings in jurisdictions with higher income tax rates than the United States.

As of September 30, 2022, a valuation of $0.9 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The effective income tax rate for the nine months ended September 30, 2022 was higher than the statutory rate due primarily to various permanent tax adjustments and a $0.9 million valuation allowance recorded during the period which was related to a foreign jurisdiction. The effective income tax rate for the nine months ended September 30, 2021 was higher than the statutory rate due to various permanent tax adjustments and a $1.2 million valuation allowance recorded during the year related to various state deferred tax assets offset by the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US.
Recent Accounting Pronouncements

In March 2020 and updated in January 2021, the FASB issued ASU 2020-04 and 2021-01, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2024. The Company is currently evaluating applicable contracts and the available expedients provided by the new guidance.

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

Revenue by Category

The following series of tables present the Company’s disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2022	Services	International	Products	Corp/Elim	Total
Oil & Gas	$90,578	$6,418	$35	$—	$97,031
Aerospace & Defense	16,784	4,397	112	—	21,293
Industrials	9,728	5,834	436	—	15,998
Power generation & Transmission	10,378	1,946	456	—	12,780
Other Process Industries	10,283	3,033	8	—	13,324
Infrastructure, Research & Engineering	4,936	1,784	1,150	—	7,870
Petrochemical	3,427	280	—	—	3,707
Other	6,664	2,001	881	(3,087)	6,459
Total	$152,778	$25,693	$3,078	$(3,087)	$178,462

Three Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$83,534	$8,548	$370	$—	$92,452
Aerospace & Defense	12,717	3,897	101	—	16,715
Industrials	10,560	6,693	336	—	17,589
Power generation & Transmission	11,412	2,615	660	—	14,687
Other Process Industries	8,819	3,035	32	—	11,886
Infrastructure, Research & Engineering	7,136	2,467	808	—	10,411
Petrochemical	4,974	72	—	—	5,046
Other	5,824	1,773	1,001	(2,828)	5,770
Total	$144,976	$29,100	$3,308	$(2,828)	$174,556

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2022	Services	International	Products	Corp/Elim	Total
Oil & Gas	$270,289	$22,018	$212	$—	$292,519
Aerospace & Defense	49,106	14,455	246	—	63,807
Industrials	28,529	17,868	1,271	—	47,668
Power generation & Transmission	22,578	6,505	1,979	—	31,062
Other Process Industries	32,217	10,305	23	—	42,545
Infrastructure, Research & Engineering	10,625	6,016	2,489	—	19,130
Petrochemical	10,056	413	—	—	10,469
Other	11,851	5,861	2,446	(8,203)	11,955
Total	$435,251	$83,441	$8,666	$(8,203)	$519,155

Nine Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$248,584	$26,017	$638	$—	$275,239
Aerospace & Defense	37,319	12,341	165	—	49,825
Industrials	30,621	17,736	1,081	—	49,438
Power generation & Transmission	27,019	7,776	2,249	—	37,044
Other Process Industries	27,031	9,574	76	—	36,681
Infrastructure, Research & Engineering	15,479	9,477	2,777	—	27,733
Petrochemical	16,375	191	—	—	16,566
Other	11,823	5,587	2,513	(6,481)	13,442
Total	$414,251	$88,699	$9,499	$(6,481)	$505,968

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2022	Services	International	Products	Corp/Elim	Total
United States	$130,206	$240	$1,523	$(1,098)	$130,871
Other Americas	21,649	2,064	154	(1,274)	22,593
Europe	631	22,648	362	(622)	23,019
Asia-Pacific	292	741	1,039	(93)	1,979
Total	$152,778	$25,693	$3,078	$(3,087)	$178,462

Three Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$122,506	$221	$1,562	$(1,341)	$122,948
Other Americas	21,681	1,446	133	(610)	22,650
Europe	491	26,378	499	(748)	26,620
Asia-Pacific	298	1,055	1,114	(129)	2,338
Total	$144,976	$29,100	$3,308	$(2,828)	$174,556

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2022	Services	International	Products	Corp/Elim	Total
United States	$370,426	$747	$4,366	$(2,319)	$373,220
Other Americas	62,254	4,781	338	(2,988)	64,385
Europe	1,790	75,921	1,456	(2,501)	76,666
Asia-Pacific	781	1,992	2,506	(395)	4,884
Total	$435,251	$83,441	$8,666	$(8,203)	$519,155

Nine Months Ended September 30, 2021	Services	International	Products	Corp/Elim	Total
United States	$349,814	$670	$4,690	$(2,627)	$352,547
Other Americas	61,847	3,772	301	(1,482)	64,438
Europe	1,381	82,356	1,462	(2,105)	83,094
Asia-Pacific	1,209	1,901	3,046	(267)	5,889
Total	$414,251	$88,699	$9,499	$(6,481)	$505,968

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

Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the contract liability balance at the beginning of such year was $4.0 million and $4.4 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract when the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 23, 2022, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,600,000 shares were available for future grants as of September 30, 2022.

Stock Options

For each of the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option award as of September 30, 2022.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2022 and 2021:

	Nine months ended September 30,
	2022		2021
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	5	$22.35	5	$22.35
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	(5)	$22.35	—	$—
Outstanding at end of period:	—	$—	5	$22.35

Restricted Stock Unit Awards

For each of the three months ended September 30, 2022 and September 30, 2021, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million. For the nine months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.8 million and $2.7 million, respectively. As of September 30, 2022, there was $7.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.7 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

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

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Nine months ended September 30,
	2022	2021
Awards issued	70	51
Grant date fair value of awards issued	$450	$525

A summary of the Company’s outstanding, non-vested restricted share units is as follows:

	Nine months ended September 30,
	2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,208	$7.96	1,076	$7.41
Granted	675	$7.65	528	$10.07
Released	(326)	$10.03	(238)	$10.98
Forfeited	(42)	$8.19	(53)	$8.90
Outstanding at end of period:	1,515	$7.37	1,313	$7.75

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

A summary of the Company’s PRSU activity is as follows:

	Nine months ended September 30,
	2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	388	$10.07	333	$8.84
Granted	341	$6.55	189	$12.59
Performance condition adjustments	(269)	$7.71	(195)	$7.83
Released	(17)	$6.85	(22)	$13.63
Forfeited	—	$—	—	$—
Outstanding at end of period:	443	$9.74	305	$12.56

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
During the nine months ended September 30, 2022 and September 30, 2021, the Compensation Committee approved the final calculation of the award metrics for calendar year 2021 and calendar year 2020, respectively. The calendar year 2022 PRSUs decreased by approximately 157,000 units during the nine months ended September 30, 2022 as a result of the final calculation of the 2021 award and based on forecasted results for 2022 as compared to performance metrics determined by the Compensation Committee.

For each of the three months ended September 30, 2022 and September 30, 2021, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million. For the nine months ended September 30, 2022 and September 30, 2021, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.9 million and $0.7 million, respectively. At September 30, 2022, there was $1.5 million of total unrecognized compensation costs related to approximately 443,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$4,373	$3,380	$3,653	$3,955
Denominator:
Weighted average common shares outstanding	29,965	29,619	29,879	29,550
Basic earnings per share	$0.15	$0.11	$0.12	$0.13

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$4,373	$3,380	$3,653	$3,955
Denominator:
Weighted average common shares outstanding	29,965	29,619	29,879	29,550
Dilutive effect of stock options outstanding	—	—	—	—
Dilutive effect of restricted stock units outstanding	280	508	330	543
	30,245	30,127	30,209	30,093
Diluted earnings per share	$0.14	$0.11	$0.12	$0.13

5.    Acquisitions

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income and were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Due diligence, professional fees and other transaction costs	$1	$—	$18	$34
Adjustments to fair value of contingent consideration liabilities	—	246	45	1,034
Acquisition-related expense, net	$1	$246	$63	$1,068

As of September 30, 2022, the Company’s contingent consideration liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

	September 30, 2022	December 31, 2021

Trade accounts receivable	$135,694	$112,739
Allowance for credit losses	(4,298)	(3,228)
Accounts receivable, net	$131,396	$109,511

The Company had $22.9 million and $11.9 million of unbilled revenue accrued as of September 30, 2022 and December 31, 2021, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

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

7.    Property, Plant and Equipment, net

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2022	December 31, 2021

Land		$2,499	$2,762
Buildings and improvements	30-40	23,790	24,787
Office furniture and equipment	5-8	19,219	16,620
Machinery and equipment	5-7	240,741	250,166
		286,249	294,335
Accumulated depreciation and amortization		(210,116)	(207,757)
Property, plant and equipment, net		$76,133	$86,578

Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $5.9 million and $6.1 million, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $18.3 million and $18.4 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment are shown below:

	Services	International	Products and Systems	Total
Balance at December 31, 2021	$190,656	$14,783	$—	$205,439
Foreign currency translation	(5,996)	(2,010)	—	(8,006)
Balance at September 30, 2022	$184,660	$12,773	$—	$197,433

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2021 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through September 30, 2022, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company’s key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2022			December 31, 2021
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$107,525	$(80,938)	$26,587	$112,109	$(80,319)	$31,790
Software/Technology	3-15	50,093	(27,554)	22,539	52,265	(26,415)	25,850
Covenants not to compete	2-5	12,441	(12,336)	105	12,623	(12,390)	233
Other	2-12	10,294	(9,188)	1,106	10,574	(9,066)	1,508
Total		$180,353	$(130,016)	$50,337	$187,571	$(128,190)	$59,381

Amortization expense for the three months ended September 30, 2022 and 2021 was $2.3 million and $2.4 million, respectively.

Amortization expense for the nine months ended September 30, 2022 and September 30, 2021 was $6.9 million and $7.3 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021

Accrued salaries, wages and related employee benefits	$31,600	$33,816
Contingent consideration, current portion	938	1,830
Accrued workers’ compensation and health benefits	3,957	3,994
Deferred revenue	6,921	6,202
Pension accrual	2,519	2,519
Right-of-use liability - Operating	9,976	10,040
Other accrued expenses	27,159	25,462
Total	$83,070	$83,863

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021

Senior credit facility	$73,750	$119,500
Senior secured term loan, net of unamortized debt issuance costs of $0.5 million and $0.2 million, respectively	122,936	76,673
Other	4,526	6,392
Total debt	201,212	202,565
Less: Current portion	(7,365)	(20,162)
Long-term debt, net of current portion	$193,847	$182,403

Senior Credit Facility

Prior to entering into the new Credit Agreement described below, the Company had a credit agreement with its banking group (the "Credit Agreement") which provided the Company with a $150 million revolving credit facility and a $100 million term loan. The Credit Agreement was most recently amended on May 19, 2021 and had a maturity date of December 12, 2023.

On August 1, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) which replaced the prior Credit Agreement and provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $122.9 million as of September 30, 2022. The New Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the New Credit Agreement have a maturity date of July 30, 2027.

The New Credit Agreement has the following key terms, conditions and financial covenants:

•Borrowings bear interest at Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio (defined below); under the Credit Agreement, the margin was based upon the LIBOR margin.
◦Total Consolidated Debt Leverage Ratio means the ratio of (a) Total Consolidated Debt to (b) EBITDA (as defined in the New Credit Agreement) for the trailing four consecutive fiscal quarters.
◦Total Consolidated Debt means all indebtedness (including subordinated debt) of the Company on a consolidated basis.

•The Company has the benefit of the lowest SOFR margin if its Total Consolidated Debt Leverage Ratio is equal to or less than 1.25 to 1.0, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.75 to 1.0. The New Credit Agreement is secured by liens on substantially all the assets of the Company and certain of its U.S subsidiaries and is guaranteed by those U.S subsidiaries.

•The Company has to maintain a Total Consolidated Debt Leverage Ratio of no more than 4.0 to 1.0 at the end of each quarter through June 30, 2023 and stepping down to a maximum permitted ratio of no more than 3.75 to 1.0 for the remainder of the term.

•The Company has to maintain a Fixed Charge Coverage Ratio of 1.25 to 1.0 for the duration of the New Credit Agreement, as defined in the New Credit Agreement.

•The New Credit Agreement limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends, make distributions to stockholders or repurchase our stock, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.

•The New Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company's line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and the Company must provide written notice at least five business days prior to the date of an acquisition of $10 million or more.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

•Quarterly payments on the term loan of $1.56 million through June 30, 2024, then increasing to $2.34 million through June 30, 2025, and to $3.12 million for each quarterly payment thereafter through maturity.

The New Credit Agreement was accounted for as a modification and the Company expensed $0.8 million in unamortized capitalized debt issuance costs and fees during the three months ended September 30, 2022, which was included in selling, general and administrative expenses on the Consolidated Statements of Income. The Company incurred $1.6 million in financing costs for the New Credit Agreement, of which $0.2 million of third party costs were expensed and included in selling, general and administrative expenses on the Consolidated Statements of Income.

As of September 30, 2022, the Company had borrowings of $196.7 million and a total of $3.0 million of letters of credit outstanding under the New Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.4 million as of September 30, 2022, which is included in Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of September 30, 2022, the Company was in compliance with the terms of the New Credit Agreement. The Company continuously monitors compliance with the covenants contained in its New Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the New Credit Agreement and that sufficient credit remains available under the New Credit Agreement to meet the Company’s liquidity needs. However, due to the uncertainties of the global economy, including significant volatility in oil prices, and volatility in the aerospace production, such matters cannot be predicted with certainty.

Other debt

The Company’s other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2022, there was an aggregate of approximately $4.5 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $15.0 thousand and interest rates range from 0.4% to 3.5%.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Nine months ended September 30,
	2022	2021
Beginning balance	$1,831	$1,640
Acquisitions	—	—
Payments	(938)	(938)
Accretion of liability	—	—
Revaluation	45	1,034
Foreign currency translation	—	—
Ending balance	$938	$1,736

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

13.    Leases

The Company’s Condensed Consolidated Balance Sheets include the following related to right-of-use ("ROU")

Leases	Classification	September 30, 2022	December 31, 2021
Assets
ROU assets	Other assets	$37,777	$42,451

Liabilities
ROU - current	Accrued expenses and other current liabilities	$9,976	$10,040
ROU liability - long-term	Other long-term liabilities	29,205	34,030
Total ROU liabilities		$39,181	$44,070

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility was approximately $2.0 million and $2.9 million as of September 30, 2022 and December 31, 2021, respectively. Total rent payments for this facility were approximately $0.2 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Total rent payments for this facility were approximately $0.7 million and $1.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. An agreement was reached with the related party to reduce rental payments by 12.5% for the lease of the Company’s headquarters, effective February 2022 as part of a voluntary reduction.

The total ROU assets attributable to finance leases were approximately $12.7 million and $13.8 million as of September 30, 2022 and December 31, 2021, respectively, which is included in Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The components of lease costs were as follows:

		Three months ended September 30,		Nine months ended September 30,
	Classification	2022	2021	2022	2021
Finance lease expense
Amortization of ROU assets	Depreciation and amortization	$1,002	$1,002	$3,039	$3,094
Interest on lease liabilities	Interest expense	149	177	463	550
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	3,194	3,239	9,595	9,808
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	26	7	35	22
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	530	532	1,619	1,956
Total		$4,901	$4,957	$14,751	$15,430

Additional information related to leases was as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases
Finance - financing cash flows	$3,173	$3,032
Finance - operating cash flows	$463	$550
Operating - operating cash flows	$9,394	$9,870
ROU assets obtained in the exchange for lease liabilities
Finance leases	$3,373	$2,445
Operating leases	$5,367	$4,212
Weighted-average remaining lease term (in years)
Finance leases	5.3	5.5
Operating leases	4.8	5.3
Weighted-average discount rate
Finance leases	5.2%	5.4%
Operating leases	5.5%	5.8%

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Maturities of lease liabilities as of September 30, 2022 were as follows:

	Finance	Operating
Remainder of 2022	$2,316	$3,044
2023	4,408	11,577
2024	3,507	9,432
2025	1,958	6,941
2026	1,318	5,031
Thereafter	793	8,941
Total	14,300	44,966
Less: Present value discount	953	5,785
Lease liability	$13,347	$39,181

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of September 30, 2022, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability. In the nine months ended September 30, 2022, the Company recorded a charge of $0.1 million for a potential loss from this matter. The Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for the past due receivables.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases are captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California and the other was filed on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. The two cases were consolidated and requested payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement of all claims in the cases, which was more formally documented pursuant to a settlement agreement completed October 5, 2021, as amended as of May 3, 2022. Pursuant to the settlement, the Company agreed to pay $2.3 million to resolve the allegations in these proceedings and to be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement as agreed upon by the parties received final court approval on September 26, 2022, and the Company paid the settlement proceeds and related payroll taxes to the claims administrator in the fourth quarter of 2022. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies

A subsidiary of the Company had a significant reduction in its unionized workers in 2018. The collective bargaining agreements for the employees of this subsidiary required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in the subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of September 30, 2022 is approximately $2.5 million, which was incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of September 30, 2022, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company’s estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.1 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

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

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of September 30, 2022, total potential acquisition-related contingent consideration ranged from zero to approximately $1.9 million.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million. On August 3, 2021, the Company entered into an agreement and extended the period by twelve months. As of September 30, 2022, the commitment was fully satisfied.

15.    Segment Disclosure

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Services	$152,778	$144,976	$435,251	$414,251
International	25,693	29,100	83,441	88,699
Products and Systems	3,078	3,308	8,666	9,499
Corporate and eliminations	(3,087)	(2,828)	(8,203)	(6,481)
	$178,462	$174,556	$519,155	$505,968

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross profit
Services	$44,869	$41,749	$118,348	$116,587
International	7,694	9,038	25,324	26,278
Products and Systems	1,189	1,422	3,514	4,655
Corporate and eliminations	32	7	47	33
	$53,784	$52,216	$147,233	$147,553

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income (loss) from operations
Services	$16,700	$16,085	$35,315	$38,991
International	814	1,169	2,678	2,158
Products and Systems	(333)	(281)	(1,334)	(653)
Corporate and eliminations	(8,067)	(7,737)	(22,668)	(24,632)
	$9,114	$9,236	$13,991	$15,864

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation and amortization
Services	$6,168	$6,192	$18,927	$18,517
International	1,858	2,167	5,835	6,552
Products and Systems	221	221	559	664
Corporate and eliminations	(50)	(72)	(189)	(28)
	$8,197	$8,508	$25,132	$25,705

	September 30, 2022	December 31, 2021
Intangible assets, net
Services	$44,631	$51,862
International	4,390	6,344
Products and Systems	1,184	1,042
Corporate and eliminations	132	133
	$50,337	$59,381

	September 30, 2022	December 31, 2021
Total assets
Services	$415,090	$424,058
International	94,153	111,619
Products and Systems	11,947	10,532
Corporate and eliminations	19,256	15,986
	$540,446	$562,195

Refer to Note 2–Revenue, for revenue by geographic area for the three and nine months ended September 30, 2022 and 2021.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2022 and 2021. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 14, 2022 (“2021 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

While the Company's business and operations were negatively impacted the past several years by the COVID-19 pandemic, at the time of this report, the effects of the COVID-19 pandemic have to a large degree subsided, and the Company has begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas.

The Company is currently unable to predict with certainty the effect that inflationary pressures and the Russian-Ukrainian conflict may have on the Company's business, results of operations or liquidity or in other ways which the Company cannot yet determine. To date, the Company’s European operations have begun to see increased costs associated with higher energy costs, among others, due in part to the on-going conflict. The Company will continue to monitor market conditions and respond accordingly.

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

We believe long-term growth can be realized in our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers inspection spend to be impacted by oil price fluctuations.

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

Recent Developments

Throughout 2022, conditions have continued to improve related to the COVID-19 coronavirus (COVID-19) pandemic in domestic and international markets and operations are approaching pre-pandemic levels of activity.

The Company has eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installing of the savings plan employer match and increasing wages back to pre-pandemic l. Our cash position and liquidity remains strong. As of September 30, 2022, the cash balance was approximately $18.1 million.

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

We are currently unable to predict the overall impact that the volatility in oil prices and climate change initiatives to reduce the use of fossil fuels may have on our business, results of operations, liquidity or in other ways which we cannot yet determine.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues	$178,462	$174,556	$519,155	$505,968
Gross profit	53,784	52,216	147,233	147,553
Gross profit as a % of Revenue	30.1%	29.9%	28.4%	29.2%
Income from operations	9,114	9,236	13,991	15,864
Income from Operations as a % of Revenue	5.1%	5.3%	2.7%	3.1%
Income before provision for income taxes	6,379	6,910	7,201	7,170
Net Income	4,394	3,397	3,707	3,983
Net Income attributable to Mistras Group, Inc.	$4,373	$3,380	$3,653	$3,955

Revenue

Revenue was $178.5 million for the three months ended September 30, 2022, an increase of $3.9 million, or 2.2%, compared with the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 was $519.2 million, an increase of $13.2 million, or 2.6%, compared with the nine months ended September 30, 2021.

Revenue by segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Services	$152,778	$144,976	$435,251	$414,251
International	25,693	29,100	83,441	88,699
Products and Systems	3,078	3,308	8,666	9,499
Corporate and eliminations	(3,087)	(2,828)	(8,203)	(6,481)
	$178,462	$174,556	$519,155	$505,968

Three Months

In the three months ended September 30, 2022, total revenue increased 2.2% versus the prior year comparable period due predominantly to a mid single-digit organic increase. Services segment revenue increased 5.4% due to single-digit organic growth and International segment revenue decreased (11.7)%, due predominantly to low double-digit unfavorable impact of foreign exchange rates which was partially offset by low single-digit organic growth. Products and Systems segment revenue decreased by $0.2 million, due to decreased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 54% and 53% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Aerospace and defense customer revenue comprised approximately 12% and 10% of total revenue for the three months ended September 30, 2022 and 2021, respectively. The Company’s top ten customers comprised approximately 32% of total revenue for the three months ended September 30, 2022 and 2021, with no customer accounting for 10% or more of total revenue in either three-month period.

Nine months

In the nine months ended September 30, 2022, total revenue increased 2.6% versus the comparable prior period, due primarily to organic growth in our core business, partially offset by an unfavorable revenue impact from foreign exchange rates. Our Services segment revenue increased 5.1% due predominantly to continued recovery in the Oil & Gas and Aerospace & Defense

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

markets. International segment revenue decreased (5.9)% due to a low double-digit unfavorable revenue impact from foreign exchange rates which was partially offset by mid single-digit favorable organic growth. Products and Systems segment revenue decreased by $(0.8) million, due to decreased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 56% and 54% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Aerospace and defense customer revenue comprised approximately 12% and 10% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. The Company’s top ten customers comprised approximately 33% of total revenue for the nine months ended September 30, 2022 and 2021, with no customer accounting for 10% or more of total revenue in either nine-month period.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Oil and Gas Revenue by sub-category
Upstream	$36,328	$32,793	$117,436	$102,923
Midstream	28,925	30,232	86,781	82,467
Downstream	31,778	29,427	88,302	89,849
Total	$97,031	$92,452	$292,519	$275,239

Oil and gas upstream customer revenue increased approximately $3.5 million, or 11% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and $14.5 million, or 14%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to continued market share gains and expanded exploration operations for both instances, as compared to the prior period.

Midstream customer revenues decreased $(1.3) million, or (4)% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to reduced inspections services and increased approximately $4.3 million, or 5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to increased pipe inspection services performed as compared to the prior year.

Downstream customer revenue increased $2.4 million, or 8% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to timing and an increase in turnarounds during the current year, and decreased $(1.5) million, or (2)%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to delays in timing associated with customer turnarounds.

Gross Profit

Gross profit increased by $1.6 million, or 3.0%, in the three months ended September 30, 2022 versus the prior year comparable period, on an increase in revenue of 2.2%.

Gross profit decreased by $(0.3) million, or (0.2)%, in the nine months ended September 30, 2022 on an increase in revenue of 2.6%.

Gross profit by segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross profit
Services	$44,869	$41,749	$118,348	$116,587
% of segment revenue	29.4%	28.8%	27.2%	28.1%
International	7,694	9,038	25,324	26,278
% of segment revenue	29.9%	31.1%	30.3%	29.6%
Products and Systems	1,189	1,422	3,514	4,655
% of segment revenue	38.6%	43.0%	40.5%	49.0%
Corporate and eliminations	32	7	47	33
	$53,784	$52,216	$147,233	$147,553
% of total revenue	30.1%	29.9%	28.4%	29.2%

Three Months

Gross profit margin was 30.1% and 29.9% for the three-month periods ended September 30, 2022 and 2021, respectively. Services segment realized a 0.6% increase in gross profit margin to 29.4% during the three months ended September 30, 2022. This was primarily due to better sales mix as compared to the prior period. International segment realized a (1.2)% decrease in gross profit margin to 29.9% during the three months ended September 30, 2022 due to inflationary impacts prevalent in the European region, partially offset by favorable sales mix and price increases in response to these inflationary impacts. Products and Systems segment gross margin decreased (4.4)% to 38.6% during the three months ended September, 2022 due to unfavorable sales mix and higher costs.

Nine months

Gross profit margin was 28.4% and 29.2% for the nine months ended September 30, 2022 and 2021, respectively. Gross profit margin decreased primarily due to higher benefit costs, increased costs due to inflation and the end of government wage subsidies received in Canada.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Operating Expenses
Selling, general and administrative expenses	$41,590	$39,221	$124,303	$118,579
Bad debt provision for troubled customers, net of recoveries	—	—	289	—
Research and engineering	450	595	1,523	1,942
Depreciation and amortization	2,629	2,918	8,058	9,070
Legal settlement and insurance recoveries, net	—	—	(994)	1,030
Acquisition-related expense, net	1	246	63	1,068

Three Months

Total operating expenses increased $1.7 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Selling, general and administrative expenses increased $2.4 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the reversal of remaining COVID-19 temporary cost reductions in August 2021, which had been initially implemented in 2020. Depreciation and

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

amortization decreased $(0.3) million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Nine months

Operating expenses increased $1.6 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Selling, general, and administrative expenses increased $5.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to the reversal of remaining COVID-19 temporary cost reductions in August 2021, which had been initially implemented in 2020, and wage subsidies received in 2021 which were not received in 2022. Legal settlements, net of insurance recoveries for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 decreased $2.0 million due primarily to insurance recoveries received in the first half of 2022. Depreciation and amortization decreased $(1.0) million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Acquisition-related expense decreased $(1.0) million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to remeasurement of acquisition related contingent consideration which occurred in 2021.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Services:
Income from operations (GAAP)	$16,700	$16,085	$35,315	$38,991
Bad debt provision for troubled customers, net of recoveries	—	—	289	—
Reorganization and other costs	12	—	40	97
Legal settlement and insurance recoveries, net	—	—	(841)	1,650
Acquisition-related expense, net	—	246	45	1,034
Income from operations before special items (non-GAAP)	$16,712	$16,331	$34,848	$41,772
International:
Income from operations (GAAP)	$814	$1,169	$2,678	$2,158
Reorganization and other costs	(15)	(2)	(114)	124
Income from operations before special items (non-GAAP)	$799	$1,167	$2,564	$2,282
Products and Systems:
Loss from operations (GAAP)	$(333)	$(281)	$(1,334)	$(653)
Reorganization and other costs	—	—	—	27
Loss from operations before special items (non-GAAP)	$(333)	$(281)	$(1,334)	$(626)
Corporate and Eliminations:
Loss from operations (GAAP)	$(8,067)	$(7,737)	$(22,668)	$(24,632)
Loss on debt modification	693	—	693	278
Reorganization and other costs	133	—	139	—
Acquisition-related expense, net	1	—	19	34
Legal settlement and insurance recoveries, net	—	—	(153)	(620)
Loss from operations before special items (non-GAAP)	$(7,240)	$(7,737)	$(21,970)	$(24,940)
Total Company:
Income from operations (GAAP)	$9,114	$9,236	$13,991	$15,864
Bad debt provision for troubled customers, net of recoveries	—	—	289	—
Reorganization and other costs	130	(2)	65	248
Loss on debt modification	693	—	693	278
Legal settlement and insurance recoveries, net	—	—	(994)	1,030
Acquisition-related expense, net	1	246	64	1,068
Income from operations before special items (non-GAAP)	$9,938	$9,480	$14,108	$18,488

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended September 30, 2022, income from operations (GAAP) for the Company in total decreased $(0.1) million, compared with the three months ended September 30, 2021, while income from operations before special items (non-GAAP) for the Company in total increased $0.5 million. As a percentage of revenue, total Company income from operations before special items increased by 20 basis points to 5.6% in the three months ended September 30, 2022 from 5.4% in the three months ended September 30, 2021.

Nine months

For the nine months ended September 30, 2022, income from operations (GAAP) for the Company in total decreased $(1.9) million, compared with the nine months ended September 30, 2021, while income from operations before special items (non-GAAP) for the Company in total decreased $(4.4) million. As a percentage of revenue, total Company income from operations before special items decreased by 100 basis points to 2.7% in the nine months ended September 30, 2022 from 3.7% in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company experienced overall organic growth offset by foreign currency headwinds.

Interest Expense

Interest expense was approximately $2.7 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense was approximately $6.8 million and $8.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in the three months ended September 30, 2022 was due to an increase in interest rates compared to the prior year quarter. The decrease in interest expense for the nine months ended September 30, 2022 compared to the prior year period results from the Company having entered into the New Credit Agreement providing for interest to be payable based on SOFR plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, and removed the previously existing minimum LIBOR floor.

Income Taxes

Our effective income tax rate was approximately 31.1% and 50.8% for the three months ended September 30, 2022 and 2021, respectively. Our effective income tax rate was approximately 48.5% and 44.4% for the nine months ended September 30, 2022 and 2021, respectively.

The effective income tax rate for the three months ended September 30, 2022 was higher than the statutory rate primarily due to various permanent tax adjustments and a $0.1 million valuation allowance recorded on a foreign jurisdiction. The Company's effective income tax rate for the three months ended September 30, 2021 was higher than the statutory rate primarily due to various permanent tax adjustments and a $1.2 million valuation allowance recorded during the period which was related to various state deferred tax assets and earnings in jurisdictions with higher income tax rates than the United States.

On the basis of this evaluation, as of September 30, 2022, a valuation allowance of $0.9 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The effective income tax rate for the nine months ended September 30, 2022 was higher than the statutory rate due primarily to various permanent tax adjustments and a $0.9 million valuation allowance recorded during the year which was related to a foreign jurisdiction. The effective income tax rate for the nine months ended September 30, 2021 was higher than the statutory rate due to various permanent tax adjustments and a $1.2 million valuation allowance recorded during the year related to various state deferred tax assets offset by the capitalization of certain non-US intercompany balances which resulted in a deductible foreign exchange loss in the US.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

On August 19, 2022, the United States enacted the Inflation Reduction Act, (the "Inflation Act"), a package intended to reduce inflation. The Inflation Act contains a variety of tax provisions, including a 15% corporate minimum tax, a tax on stock repurchases, and various tax credit opportunities. We evaluated the impact of this guidance on our consolidated financial position, results of operations, and cash flows, and it will not have a material impact.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$10,531	$22,469
Investing activities	(8,877)	(15,494)
Financing activities	(4,753)	(8,866)
Effect of exchange rate changes on cash	(2,927)	(1,272)
Net change in cash and cash equivalents	$(6,026)	$(3,163)

Cash Flows from Operating Activities

During the nine months ended September 30, 2022, cash provided by operating activities was $10.5 million, representing a year-on-year decrease of $(11.9) million, or 53%. The decrease was primarily attributable to a build up of net working capital in the course of normal operations.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $8.9 million, representing a year-on-year decrease of $(6.6) million, or 43%. The decreased usage was primarily attributable to a reduction in capital expenditures during the current period as compared to the prior period.

Cash Flows from Financing Activities

Net cash used in financing activities was $4.8 million for the nine months ended September 30, 2022, compared to net cash used in financing activities of $8.9 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net repayments of debt were approximately $3.0 million lower as compared to 2021 as cash flows were used to support operating activities.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $(2.9) million in the nine months ended September 30, 2022, compared to a decrease of $(1.3) million for the nine months ended September 30, 2021. The primary driver of the change was foreign currency fluctuations during the quarter related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of September 30, 2022, we had cash and cash equivalents totaling $18.1 million and $105.3 million of unused commitments under our New Credit Agreement with borrowings of $196.7 million and $3.0 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2022, we were in compliance with the terms of the New Credit Agreement and will continuously monitor our compliance with the covenants contained in the New Credit Agreement.

The terms of our New Credit Agreement are described in Note 11-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2021 Annual Report, other than the Senior Credit Facility refinancing described in Note 11-Long-Term Debt.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

We did not repurchase any shares of our common stock during the quarter, including no repurchases as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated August 1, 2022 (filed as exhibit 10.1 to current report on form 8-K August 1, 2022 and incorporated by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document
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

Date: November 7, 2022