Form 10-K
period 2022-12-31
Mistras Group, Inc.
filed 2023-03-15
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐  No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of $5.94 on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $119.1 million.

As of March 10, 2023, the Registrant had 29,926,879 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2023 annual meeting of shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2022. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

Auditor Name: KPMG LLP     Auditor Location: Short Hills, New Jersey         Auditor Firm ID: 185

MISTRAS GROUP, INC.
ANNUAL REPORT ON FORM 10-K

ITEM 1.                                                BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding Mistras Group, Inc. ("Mistras," "MISTRAS," "the Company," "us," "we," "our" and similar expressions) and our business, financial condition, results of operations and prospects. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions, although the absence of such words does not mean that a statement is not forward-looking. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Annual Report in Part I, Item 1A. “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in this Item 1. We undertake no obligation to (and expressly disclaim any obligation to) revise or update any forward-looking statements made herein whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we may make on these or related topics in our reports on Form 8-K or Form 10-Q filed with the Securities and Exchange Commission ("SEC").

The following discussions should be read in conjunction with the sections of this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

OUR BUSINESS

Overview
We are a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and a decades-long legacy of industry leadership, we help clients with asset-intensive infrastructure in the oil and gas, petrochemical, aerospace and defense, renewable and non-renewable energy, civil infrastructure, and manufacturing industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring equipment to enable safe travel across bridges, we help the world move, innovate and create a safe and sustainable future for generations to come.

Our core capabilities include Non-Destructive Testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services. We enhance value for our clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IIoT") -connected digital software and monitoring solutions.

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
Our specialized asset protection solutions include:

•Field Inspections
•Data Management and Services
•Monitoring
•Laboratory Testing
•Maintenance
•Engineering Consulting
•Access
•Equipment

Our OneSource model emphasizes the integration of these solutions and the asset integrity data associated with them to service our customers throughout their assets’ lifetimes and are delivered to our customers in three primary ways: data services, field operations, and shop work. Under this business model, many customers outsource their inspection, integrity data management and other asset protection needs to us on a “run-and-maintain” basis to ensure the continued safety and structural and operational integrity of their assets. Revenue streams include data services revenue derived from the selling of licenses and analyzing and synthesizing customer data through our OneSuite™ platform; field operations revenue derived from work performed in the field at customer locations; and shop work revenue derived from inspecting and testing materials in our laboratories for our customers.
We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets primarily consist of:
•Oil and Gas (Downstream, Midstream and Upstream)
•Aerospace and Defense
•Industrial
•Power Generation and Transmission
•Infrastructure, Research and Engineering
•Other Process Industries
•Petrochemical

A majority of our revenues are generated by deploying technicians at our customers' locations. Most of our revenues from aerospace and defense as well as certain manufacturing customers are generated by performing inspections and testing at our various in-house laboratories.
We generated revenues of $687.4 million, $677.1 million and $592.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. We generated net income of $6.6 million, a net income of $3.9 million and net loss of $99.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, we generated approximately 83%, 82% and 80%, respectively, of our revenues from our Services segment. Our revenues are diversified, with our top ten customers accounting for approximately 33%, 33% and 32% of our revenues during the years ended December 31, 2022, 2021 and 2020, respectively, with no customer accounting for greater than 10% of our revenues in any such year.

OUR SPECIALIZED SOLUTIONS
As a OneSource provider of asset protection solutions, we combine our industry-leading services, products, data management solutions and technologies to provide a unique, custom-tailored solution for each customer’s individual asset protection needs, ranging from routine inspections to complex, plant-wide asset integrity management.
Field Inspections
Our field inspections portfolio includes traditional and advanced NDT techniques, along with predictive maintenance assessments of fixed and rotating assets and inline inspection for pipelines. We offer these solutions on an individual basis, or as parts of enterprise inspection and testing programs.
NDT is the examination of an asset without materially impacting its integrity. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly-attractive alternative to many traditional techniques, which may require shutting down an asset or entire facility. Typical issues for which our technicians inspect include corrosion, cracking, leaking, faults and flaws in piping, storage tanks and pressure vessels, as well as a wide range of other industrial assets and public infrastructure.
Our automated data acquisition solutions utilize smart sensing and monitoring, robotic inspection systems, and digitized spot inspections to provide asset integrity data with greater insight into current and future asset conditions.

Field inspection services lend themselves to integration with our other offerings, and as such have often served as the initial entry point to more advanced customer engagements that require additional solutions. After an initial field inspection is performed, we are able to provide multiple supplemental solutions that further serve to solidify our relationships with our customers and drive additional revenue.
Data Solutions
The asset protection solutions that we provide throughout our customers’ asset lifecycles generate asset integrity data that needs to be effectively archived, managed, and analyzed. A common difficulty that our customers face is the ability to easily access and analyze data from multiple data collection and input contractors. We recognize that this data is most valuable to our customers when it is accessible and integrated (regardless of vendor, tool, or facility), and have taken significant steps to digitalizing asset protection processes through the release of the first-ever asset protection software ecosystem MISTRAS OneSuite.

The OneSuite software platform offers functions of our popular software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 90 plus integrated applications being offered on one centralized platform.

Plant Condition Management Software (PCMS®). Our world-class enterprise inspection database management software ("IDMS") - Plant Condition Management Software ("PCMS") - was developed specifically for process industries and equipment, and enables the storage, organization and analysis of inspection data.

PCMS offers wide-ranging support for mechanical integrity programs, including:
•Comprehensive inspection tracking, scheduling and analysis
•Corrosion analysis and trending
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
We believe PCMS is one of the most widely used plant condition management software systems in North American refineries. We estimate it is currently used by approximately 50% of the U.S. refiners, as well as by leading midstream pipeline energy companies and major energy companies in Canada and Europe. This provides us with recurring maintenance and support fees and marketing opportunities for additional software and solutions.

Pipeline Data. Following our acquisitions of companies such as Onstream and New Century Software, that support the midstream sector of the oil and gas industry, we believe we provide among the most comprehensive, data-driven pipeline protection solutions available to the industry. These proprietary pipeline data analysis solutions enable deep integration of inline inspection ("ILI") big data with real-time risk analytics and business intelligence ("BI") to provide capabilities for supporting pipeline integrity, which we believe provides us with an important competitive advantage.
MISTRAS Digital®. We have also invested resources in digitalizing and optimizing the collection, transfer, and visibility of field inspection data. MISTRAS Digital is an electronic platform that digitally delivers field inspection assignments and related data, captures inspection results, and delivers electronic reporting and productivity tracking via relevant key performance indicators ("KPIs") to multiple members of a customer organization, including those not directly associated with the inspection function. Customers have made clear that the timely and accurate delivery of field data to their "IDMS" is an important feature for them. MISTRAS Digital integrates with PCMS and other inspection data management systems to provide additional productivity improvements.

Monitoring

Online Monitoring. Our online condition-monitoring solutions provide real-time reports and analysis of infrastructure to alert facility personnel to damages before critical failures occur, while our flexible, IIoT-compatible, cloud-based online monitoring portal centralizes and analyzes all collected monitoring data. These monitoring solutions are often installed in hazardous or hard-to-reach locations, helping to enhance safety by reducing the need to send technicians into unsafe locations. We offer monitoring solutions for a wide range of assets and applications, including:

•Wind Turbine Blades
•Tube Leaking
•Power Transformer Health and Reliability
•Stator Vane Cracking
•Bridge Structural Health Monitoring
•Wall Thickness Tracking
•High-Energy Piping (HEP) Integrity
•Fluid Corrosivity
•Through-Valve Leaking

We have continued to develop new technologies to provide monitoring of wind blade integrity through our Sensoria™ blade monitoring technology. Sensoria helps provide real-time monitoring and damage detection of wind turbine blades and allows our customers to maximize uptime, performance and safety of wind turbine blades. This tool provides additional growth and expansion of our capabilities to serve both new and existing wind turbines and greatly enhances our product offerings within the renewable energy industry.

With expertise in monitoring hardware and services, we design and install monitoring systems, and provide commissioning, training, reporting, technical support and annual maintenance services. We offer a variety of secure, web-based solutions that monitor structural integrity and analyze conditions against our library of historical inspection data, allowing users to stay aware of potential concerns and prioritize future inspections and maintenance. We also offer custom-developed software that integrates with sensing technologies, reporting platforms, and onsite IDMSs; stores and trends monitoring data; and provides immediate automated data analysis. Much of our monitoring is based on acoustical emissions technology.

Laboratory Testing
Our network of in-house laboratories located across North America and Europe offers quality assurance and quality control ("QA/QC") solutions for new and existing metal and alloy components, materials, and composites.
Our in-house laboratories work with our customers to test and measure utilized components throughout their lifetimes, from preparation and production to post-processing and in-service component monitoring. Our laboratory QA/QC solutions help to meet customer needs throughout their manufacturing cycles, with a focus on optimizing production logistics. Our in-house laboratory solutions include:
•Non-destructive evaluation/inspection ("NDE"/"NDI")
•Destructive testing ("DT")
•Metallurgical testing
•Chemical analysis testing
•Mechanical services
•Machining services
•Pre-machining
•Casting repair solutions
•Finishing services

We often inspect and test components prior to assembly to screen for defects and discontinuities introduced in the manufacturing process. We also inspect existing components to ensure they remain fit-for-purpose.
Our laboratories hold a wide variety of certifications, such as: Nadcap (formerly NADCAP, the National Aerospace and Defense Contractors Accreditation Program), AS9100/ISO-9001, Federal Aviation Administration Repair Station, and the International Traffic in Arms Regulations/Export Administration Regulations, that allow us to perform inspections which meet or exceed stringent regulatory and manufacturers' requirements. With these certifications come a comprehensive range of approvals from prime contractors of major projects, militaries and internationally-renowned original equipment manufacturers ("OEMs") from many of our key markets, including the oil and gas, aerospace and defense, power generation and industrial markets.

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
Our Asset Integrity Management ("AIMS") and MI services help improve asset reliability and regulatory compliance through a systematic, engineering-based approach to ensure the ongoing integrity and safety of equipment and industrial facilities. AIMS/MI services can include conducting an inventory of infrastructure assets; developing, implementing and training personnel in executing inspection and maintenance procedures; and managing MI programs. We help to identify gaps between existing and desired practices and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets.
Access
Much of our work is conducted in hard-to-access locations, including those in at-height, subsea and confined locations. We utilize scaffolding and rope access to access at-height and confined assets; certified divers for subsea inspection and maintenance; and unmanned (drone) aerial, land-based and subsea systems to deliver a wide range of inspection applications, with an emphasis on minimizing at-height access and confined space entry.
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
We provide a range of acoustic emission ("AE") products and are a leader in the design and manufacture of AE sensors, instruments and turnkey systems used for monitoring and testing materials, pressure components, processes, and structures. We also design and manufacture ultrasonic testing ("UT") equipment.
Most of our hardware products are fabricated, assembled and tested in our ISO-9001-certified facility in Princeton Junction, New Jersey. We also design and manufacture automated ultrasonic systems and scanners in France.
Centers of Excellence
Another differentiator in our business model is our Centers of Excellence ("COEs"), which offer support for asset, technology or industry-specific solutions. Our subject matter experts engage in strategic sales opportunities to offer customers value-added solutions using advanced technologies and methods. The COEs help to standardize our approach to common problems in our key market segments. Our COEs include:
•Acoustic Emission
•Aerospace
•American Petroleum Institute ("API") Turnarounds
•AIMS/MI/Engineering
•Automated Ultrasonics

•Data Solutions
•Fossil Power
•Guided Wave Ultrasonics
•Infrastructure
•PCMS Software and Services
•Mechanical Services
•MISTRAS Digital®
•Nuclear Power
•Offshore
•Phased Array
•Pipeline
•Power Generation
•Predictive Maintenance
•Refractory Inspection
•Rope Access/Wind
•Substation Reliability
•Tank Inspection
•Transportation
•Tube Inspection
•Unmanned Systems

ASSET PROTECTION INDUSTRY OVERVIEW
Asset protection plays a crucial role in assuring the integrity and reliability of critical infrastructure. As an asset protection solutions provider, we seek to maximize the uptime and safety of critical infrastructure, by helping customers to detect, locate, mitigate, and prevent damages such as corrosion, cracks, leaks, manufacturing flaws and other concerns to operating and structural integrity. In addition to these core utilities, the storage and analysis of collected inspection and MI data is also a key aspect of asset protection.
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
Increasing Use of Advanced Materials. Customers in various target markets - particularly aerospace and defense - are increasingly utilizing advanced materials, such as composites and other unique technologies in their assets. These materials often cannot be tested using traditional NDT techniques. We believe that demand for more advanced testing and assessment solutions will increase as the utilization of these advanced materials increases during the design, manufacturing, operating and quality control phases.
Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s National Emphasis Program. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly-reliable asset protection suppliers with a track record of assisting organizations in meeting increasingly stringent regulations. Our customers benefit from our extensive engineering consulting base that supports them in devising mechanical integrity programs that both meet regulatory compliance standards and enable enhanced safety and uptime at the customer's facilities.
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
Crude Oil Prices. Volatility in the energy sector has been profound during the 2015-2022 period. The collapse of world oil prices in 2015 and 2016 undermined industry expansion. While energy prices recovered in 2017 and 2018, they once more declined, and subsequently rebounded in the second half of 2021 and the first half of 2022 with near record high prices and crack spreads. This resulted in refineries delaying turnarounds during 2022 until oil prices decreased and stabilized in the second half of 2022. The on-going war in Ukraine, coupled with macroeconomic uncertainty in 2023, are expected to continue to significantly impact oil prices for the foreseeable future.

Expanding Pipeline Integrity Regulations: The United States Pipeline & Hazardous Materials Safety Administration’s “Mega Rule” adopted in October 2019, expands pipeline integrity regulations on more than 500,000 miles of pipelines that carry natural gas, oil and other hazardous materials throughout the United States. Some of these requirements will take operators decades to fulfill. These regulations require inspection and integrity data records throughout a pipeline’s lifetime to be “reliable, traceable, verifiable, and complete,” increasing the demand for integrated inspection, engineering, monitoring, and data management and analysis solutions.

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
Integrated Data Management: Our expertise and proprietary research and development in data solutions throughout the asset protection cycle provides a competitive advantage. With solutions for integrated data acquisition, storage, visualization and analytics, our integrated data solutions well-position us for the oil and gas increasing movement towards digitalizing and centralizing asset protection to fewer, highly-skilled and multi-disciplined vendors. Many of our data solutions are platform-agnostic, allowing us to integrate into customers' existing operations, and thereby expanding the potential customer pool for our solutions. Our presence in our customers’ operations throughout their asset lifecycles also ideally positions us to be their primary vendor to centralize their asset integrity data collection, management and analysis, creating mutually-beneficial opportunities to scale our relationships.

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
Repository of Customer-Specific Inspection Data. Through our world-class enterprise data management and analysis software, PCMS, we have accumulated extensive, proprietary process data that allows us to provide our customers with value-added services, such as benchmarking, "RBI" and reliability-centered maintenance.
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
Deep Domain Knowledge and Extensive Industry Experience. We have extensive asset protection experience and data, dating back several decades of operations. We have gained this through our industry leadership in developing advanced asset protection solutions, including research and development of advanced NDT technologies and applications, process engineering technologies, online plant asset integrity management with sensor fusion; and enterprise software solutions for plant-wide and fleet-wide inspection data archiving and management.
Technological Research and Development. The NDT industry continues to move towards more advanced, automated solutions, requiring service providers to find safer and more cost-efficient inspection techniques. We believe that we remain ahead of the technological curve by backing our extensive industry expertise with the investment of resources in research and development. Some of the advanced inspection technologies developed by our internal research and development teams include our Sensoria wind blade monitoring technology, an automated radiographic testing ("aRT") crawler for corrosion under insulation ("CUI") inspections in aboveground pipelines and piping; our Large Structure Inspection ("LSI") scanner, and our real-time radiography ("RTR") crawler for 360° inspections of pipeline girth welds.
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

Our Growth Strategy
Our growth strategy emphasizes the following key elements:
Continue to Digitalize Asset Protection Data and Processes. We place a data-centric focus on asset protection, enabling our customers to ease some of their biggest areas of concern (particularly the timely and accurate transfer of asset integrity data from the field to their IDMS, as well as the data’s visibility and accessibility once uploaded). We expect that the demand for big data intelligence and remote data visibility will continue to grow, and are investing in data solutions that help our customers visualize and generate actionable insight from their asset integrity data, regardless of data input. We are also actively seeking to optimize our customers’ asset protection workflows and processes, by creating digital paths between data applications to increase data visibility and reduce manual data entry and human error.

We have continued providing our customers with innovative asset protection software ecosystem through our MISTRAS OneSuite platform. The software platform offers functions of our popular software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 90 plus integrated applications being offered on one centralized platform.

Expand Our Focus in the Aerospace and Defense Industries. We believe that the introduction of next-generation airframes and aircraft engines has created an inherent demand for inspection, testing, machining and mechanical services required for the production of parts. The recent interest in the use of additive manufacturing techniques to create components also necessitates advanced inspection and testing solutions. We consummated two acquisitions of aerospace inspection companies in 2017, enhancing our capabilities and focus on providing solutions to our customers in the aerospace and defense industries throughout their manufacturing value chains in this growing area.
Expand Our Focus in the Pipeline Integrity Industry. We intend to continue broadening our solutions for the pipeline market. Recent industry regulations significantly expanded pipeline integrity management regulations, requiring pipeline owner/operators to inspect, document, and assess the risk of operating conditions for existing lines. This provides us with the opportunity to provide asset protection solutions for both the new construction and integrity phases. In 2019, we acquired a company that provides pipeline integrity management software and services to energy transportation companies. We acquired an inline inspection provider in 2018 and have implemented our PCMS software for several pipeline operators to support their integrity data management.
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
Continue to Develop Technology-Enabled and Digital Asset Protection Solutions. We intend to maintain and enhance our technological leadership by continuing to invest in developing new technology, applications and data services. The release of our OneSuite ecosystem underscores our dedication to continue deepening synergies between our solutions to provide our customers with uniquely-integrated offerings, which we believe makes us a more attractive vendor for customers seeking to centralize their asset protection. We have actively continued to develop technologies that enhance the flow of data throughout multiple operational phases and facilities, through solutions such as MISTRAS Digital, our integrated pipeline integrity data portfolio, and our cloud-based monitoring data portal, and Sensoria, our wind blade monitoring technology.
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

Capitalize on Acquisitions. We have completed several acquisitions to supplement and enhance our solutions, add new customers, expand our sales channels and accelerate our expected growth. Due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2023 other than small acquisitions with the banks’ approval. However, once we reduce our debt, we expect to make selective acquisitions beyond 2023.

Our Segments
We have three operating segments: (i) Services, (ii) International and (iii) Products and Systems:
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

International offers services, products and systems similar to those of the other segments to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment. This segment includes data services revenue derived from the selling of licenses and analyzing and synthesizing customer data through our OneSuite platform, field operations revenue derived from work performed in the field at customer locations, and shop revenue derived from operations designing, building and customizing products in our laboratories for our customers.
Products and Systems designs, manufactures, sells, installs and services our asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

For a discussion of segment revenues, operating results and other financial information, including geographic areas in which we generated revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as Note 2-Revenue and Note 19-Segment Disclosure in the notes to our audited consolidated financial statements in Item 8 of this Annual Report.
Our Target Markets

Overview

We operate in a highly competitive, but fragmented market. Domestically, the market is serviced by several national competitors and many regional and/or local companies. Internationally, our primary competitors are divisions of large companies, with additional competition from small independent local companies which may be limited to a specific product, service or technology and focused on a niche market or geographic region. We focus our strategic sales, marketing and product development efforts on a range of infrastructure-intensive based industries and governmental authorities. We view energy-related infrastructure and commercial aerospace as our largest market opportunities. We perform inspection and mechanical services for customers in both industries.

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

In the energy market, there are various economic indicators that drive our business, especially in the U.S. domestic markets. It is unclear what the short and long term effects of the war between Russia and Ukraine is likely to have on the world economy and certain of our target markets, including particularly the oil and gas market. Excerpted below are forecasts from various Energy Information Administration (EIA) outlook reports, which are subject to change based on these factors:

Electricity generation from coal is projected to fall throughout the mid 2020's and the decrease will be partially offset by an increase in the forecast of combined utility-scale solar and wind generation.

The EIA noted U.S. crude oil production averaged 11.2 million barrels per day (bpd) in 2021 and rose to an average 11.9 million bpd in 2022. The EIA forecasts production to continue to increase to an average 12.4 million bpd in 2023 and further increase to 12.8 million bpd in 2024.

Revenue by Target Market

The following charts represent our revenue by target market for the years ended December 31, 2022, 2021 and 2020. The petrochemical market was previously consolidated within the oil and gas target market for the year ended December 31, 2020. We have separately broken out this information beginning with the year ended December 31, 2020, as we have continued to provide services and products to this market, and continue to expect increases in future periods. For comparability purposes, Petrochemical comprised 3% of total revenues for the year ended December 31, 2020, which was included within the oil and gas target market previously.

2022 Revenues by Target Market
Petrochemical, 3%
Other, 2%
Infrastructure, Research & Engineering, 4%
Other Process Industries, 8%
Power Generation and Transmission, 6%
Industrials, 9%
Aerospace & Defense, 12%
Oil & Gas, 56%

# 2021 Revenues by Target Market

Petrochemical, 3%
Other, 2%
Infrastructure, Research & Engineering, 5%
Other Process Industries, 8%
Power Generation and Transmission, 8%
Oil & Gas, 54%
Industrials, 10%
Aerospace & Defense, 10%

2020 Revenues by Target Market
Petrochemical, 3%
Other, 1%
Infrastructure, Research & Engineering, 6%
Other Process Industries, 6%
Power Generation and Transmission, 7%
Industrials, 11%
Aerospace & Defense, 12%
Oil & Gas, 54%

Oil and Gas
We supply oil and gas asset protection solutions to downstream (refining), midstream (transportation and storage) and upstream (exploration and production) operations.
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
We actively seek to evolve our solutions through technological enhancements and research and development to discover new applications. Online monitoring and permanently-mounted sensors, as well as the use of drones and other alternative delivery devices, are all being considered as oil and gas infrastructure owners look to “smart” technologies that reduce human intervention while delivering highly-accurate inspection and integrity data. We also have actively sought to further enhance our integrated approach to asset protection, through the development of our complementary mechanical service portfolio.
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
While we expect off-stream inspection of critical assets to remain a routine practice, we anticipate an increase in the demand for non-invasive or on-stream inspections. Non-invasive inspections enable companies to minimize the costs associated with shutting down equipment during testing, while enabling the economic and safety advantages of advanced planning and/or predictive maintenance.

Aerospace and Defense
The aerospace industry continued to rebound from COVID-19 throughout 2022 with backlog and production levels approaching and exceeding pre-pandemic levels for certain OEMs for the first time since the pandemic. We serve this rapidly-growing target market by providing a full range of inspection, testing, machining, mechanical, finishing, additive manufacturing and equipment solutions, for which we are Nadcap certified. Our state-of-the-art in-house labratories maintain numerous accreditations from industry organizations, including Nadcap, and some of the largest manufacturers in the world, such as Boeing, Safran, Airbus, Bombardier and Embraer.
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
Industrials
The quality control requirements driven by the need for zero-to-low-defect component tolerance within automated, robotic-intensive industries such as automotive, consumer electronics and medical industries serve as key drivers for increased demand in asset protection, particularly for in-house inspection and testing. We expect that increasingly stringent quality-control requirements and competitive forces will drive the demand for more-costly finishing and polishing which, in turn, creates opportunities for integrated partnerships between us and our customers throughout the production lifecycle.
Power Generation and Transmission
We provide asset protection solutions for customers in the combined cycle, fossil, nuclear, transmission and distribution and wind/alternative energy industries. We believe that in recent years, acceptance of asset protection solutions has grown in this industry due to the aging of critical power generation and transmission infrastructure.
During the fourth quarter of 2021, we received a U.S. patent for the technology behind Sensoria, our innovative 24/7/365 rotor blade monitoring system and sensors that enable blade integrity management for wind turbine owners and operators. Sensoria is a remote rotor blade monitor that detects and reports damages in real-time, including cracks, lightning strikes, skin ruptures and perforations, delaminations, and more. By sending immediate damage alerts to operators, Sensoria enables them to maximize blade uptime and generating capacity while preventing damages from worsening. This tool provides additional growth and expansion of our capabilities to serve both new and existing wind turbines and greatly enhances our product offerings within the renewable energy industry.

The growing availability of cheap natural gas, along with environmental concerns with coal, has stimulated the construction of new natural gas-fired power plants across North America, creating opportunities for us to provide specialized solutions in multiple phases. These include facility design consultations, NDT services during construction and plant operations and long-term condition monitoring. We anticipate sharp growth in these types of plants as natural gas pricing remains low, and the environmental impacts of coal remain unattractive to the public.

We also offer solutions for inspection, maintenance, monitoring and data services for wind turbines and their components. These include NDT services — often performed through rope and/or drone access — to identify corrosion, cracking, and other defects that can affect the safety and operational effectiveness of wind turbines, along with remedial solutions to repair minor damages identified during inspections.

Other Process Industries
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
We have provided testing and structural health monitoring and data solutions on bridges and structures worldwide, including some of the largest and most well-known bridges in the United States and United Kingdom. Our sensors continuously monitor these assets, alerting owner/operators when defects are detected. Our monitoring teams also provide regular reports that include early warnings of suspect areas before an alarm is generated.
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
We actively seek to evolve our solutions through technological enhancements and R&D to discover new applications. Online monitoring and permanently-mounted sensors provide real-time data to petrochemical owners and operators and provide an opportunity for us to synergistically leverage our asset protection solutions into our MISTRAS Digital platform, OneSuite. Digital transmission of data in various industry sectors, with built-in analytic functions, will allow our customers to better leverage inspection data that is being generated in the field. We also have actively sought to further enhance our integrated approach to asset protection, through the development of our complementary mechanical service portfolio.
Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer represented 10% or more of our revenue in any of the years ended December 31, 2022, 2021 or 2020.

Geographic Areas

We have operations in 10 countries and occasionally conduct business in a few other countries. Most of our revenues are derived from our U.S., Canadian and European operations and we do not have operations in Russia, and we do not do business in Russia, Ukraine or other areas which are impacted by the Russian invasion of Ukraine. See Note 2-Revenue and Note 19-Segment Disclosure to our audited consolidated financial statements in this Annual Report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

Sales and Marketing

We sell our asset protection solutions through our direct sales and marketing activities worldwide. In addition, our project and laboratory managers, as well as our management, are trained on our solutions and often are the source of sales leads and customer contacts. Our direct sales and marketing teams work closely with our customers to demonstrate the benefits and capabilities of our asset protection solutions, refine our asset protection solutions based on changing market and customer needs and identify potential opportunities. We divide our sales and marketing efforts into services sales, products and systems sales and marketing and utilize marketing automation and customer relationship management ("CRM") systems to collect, manage and collaborate customer information with our teams globally. Our CRM systems also provide critical data to provide accurate forecasting and reporting.

Manufacturing

Most of our hardware products are manufactured in our Princeton Junction, New Jersey facility. This facility includes the capabilities and personnel to fully produce all of our AE products and NDT Automation Ultrasonic equipment. We also design and manufacture automated ultrasonic systems and scanners in France.

Human Capital

As of December 31, 2022, we had approximately 5,400 employees worldwide, of which 3,600 were located in the United States, 600 in Canada and 1,200 in our other non-U.S. locations. As described below, we value our employees and have established various programs to promote the satisfaction, health and safety of our employees. Less than 0.01% of our employees in the United States are unionized.

Our employees are key to achieving our goals and strategy. We have committed resources throughout our organization to ensure that we are attracting, developing, and retaining talented employees needed to support all aspects of our activities. Our core values and business ethics guide and direct all activities undertaken by us.

The health and safety of our employees is paramount. We have also developed key initiatives and strategies regarding our talent and people initiatives. Below, we describe some of the key initiatives and values around health and safety. Management regularly updates our Board of Directors with regards to our safety and people strategy and how we are performing in these areas. In 2020, our Board established the Environmental, Social and Safety Committee. This Committee, which consists of independent directors, monitors and oversees the strategic direction of our initiatives in support of our core values and our environmental, social and governance initiatives.

Talent, Leadership and Employee Development

Employee development and engagement begins with our senior management team, which has considerable industry experience and expertise. Leveraging this experience and expertise, our senior management team is able to continuously review our organizational structure and provide opportunities for the growth and development for our employees. This process helps us develop leaders at all levels within the organization, and to engage employees with rewarding opportunities, competitive salary and benefits, to advance their careers and contribute to our success.

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

We also provide leadership development using third-party leadership organizations to members of our executive management team, and we make available coaching and leadership development to all levels of management, including our General Managers who work in the field. Our human rights policy places a high priority on diversity and equal opportunity and provides our employees with management’s expectations related to human rights and labor practices.

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

Our Safety-Conscious Culture

We consider safety the backbone of our operations. Our asset protection solutions aim to ensure that industrial assets and facilities remain in safe, reliable working condition, which in turn enhances safety for our clients, the public, and the environment. Our labratory and field personnel are trained to operate according to strict safety and quality standards so that our processes and procedures regarding hazardous materials, worker safety, and accident prevention are sound and effective. Further to this, we are constantly evaluating these processes and procedures to ensure that they remain of high quality and are effective, and consider changes in the manner in which work is performed or lessons that have been learned from any sources, such as industry data. We work to help ensure that our clients are in full compliance with all federal, state, and local regulations. Our practices, policies and procedures are designed to help ensure we perform our duties through the use of safe, industry-best practices, seeking to minimize risk wherever possible.

We emphasize a “MISTRAS’ safety-conscious” culture with the intent that it becomes embedded in the day-to-day work of all our employees. We use various training tools and other practices to instill attitudes, beliefs, perceptions, and values that all employees share in the mandate to create and maintain a safe work environment for all.

We continuously monitor our safety performance through analysis of our company-wide safety statistics, which help us to determine behavioral trends while also instilling a culture of proactivity. For the year ended December 31, 2022, our Total Recordable Incident Rate was 0.41 while Days Away, Restricted and Transferred Rate was 0.15 and Lost Work Day Rate

remained at historical lows of 0.03. For the year ended December 31, 2021, our Total Recordable Incident Rate (“TRIR”) was 0.15, when excluding COVID-19 related cases.

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

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors are divisions of large companies and various small companies which generally are limited to a specific product or technology and focused on a niche market or geographic region. We believe that few, if any, of our competitors currently provide the full range of asset protection and NDT products, enterprise software ("PCMS") and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include Acuren, SGS Group, the Team Qualspec division of Team, Inc. and APPLUS RTD. Our competition with respect to our PCMS software includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality, whereas in the advanced NDT market, reputation, quality and size tend to be the most significant competitive factors. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (i) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (ii) complex regulations and safety codes that require significant industry experience, (iii) license requirements and evolved quality and safety programs, (iv) costly and time-consuming certification processes, (v) capital requirements and (vi) emphasis by large customers on size and critical mass, length of relationship and past service record.

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
We make strategic research and development investments in technologies that support integration with our other solution offerings to enhance cost- and time-efficiencies, maximize uptime and safety and improve the flow of data from field technicians to inspection databases. We have invested, and continue to invest, resources in the development of MISTRAS Digital, an electronic platform that digitally delivers field inspection assignments and related data, capture inspection results, and provide electronic reporting and productivity tracking. We have also invested significant research and development in pre-machining and advanced testing technologies in a purpose-built facility for an aerospace customer, with the goal of reducing the customer’s production cycle logistics and costs.
We also work with customers to develop new products or applications for our technology, including:

•Testing of new composites
•Detecting crack propagation
•Wireless and communications technologies
•Development of permanently embedded inspection systems to provide continuous, online, in-service monitoring of critical structural components

Research and development expenses are reflected in our Consolidated Statements of Income (Loss) as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $2.0 million, $2.5 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. Most of the projects are in our target markets, however, a few of the projects could lead to other future market opportunities.

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
As of December 31, 2022, we held seven U.S. patents by direct ownership and six patent applications pending in the United States. All the patent applications pending have been filed since 2018. While we do not rely on these patents or licenses to provide a majority of our proprietary asset protection solutions, certain of these patents do provide us with a competitive advantage and we believe they will be an asset to our growth strategy. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
As of December 31, 2022, the primary trademarks and service marks that we held in the United States included MISTRAS®, our stylized globe design and our tag line "One Source for Asset Protection Solutions". Other key trademarks or service marks that we utilize in localized markets or product advertising include:
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

Governmental Regulations

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

Executive Officers

The following were our executive officers as of December 31, 2022 and their background and experience. On February 8, 2023, we terminated Jonathan's Wolk's employment with us, with immediate effect, and Dennis Bertolotti, our President and Chief Executive Officer, temporarily assumed Mr. Wolk's duties.

Name	Age	Position
Sotirios J. Vahaviolos	76	Executive Chairman and Director
Dennis Bertolotti	63	President, Chief Executive Officer and Director
Edward J. Prajzner	56	Executive Vice President, Chief Financial Officer and Treasurer
Michael C. Keefe	66	Executive Vice President, General Counsel and Secretary
Michael J. Lange	62	Senior Group Executive Vice President
Jonathan H. Wolk	61	Senior Executive Vice President and Chief Operating Officer

Sotirios J. Vahaviolos has been our Executive Chairman since August 10, 2017. Prior to being named Executive Chairman, Dr. Vahaviolos had been our Chairman and Chief Executive Officer since he founded Mistras in 1978 under the name Physical Acoustics Corporation and was also our President until June 1, 2016. Prior to founding the Company, Dr. Vahaviolos worked at AT&T Bell Laboratories. Dr. Vahaviolos received a B.S. in Electrical Engineering and graduated first in his engineering class from Fairleigh Dickinson University and received Masters Degrees in Electrical Engineering and Philosophy and a Ph.D. (EE) from the Columbia University School of Engineering. During Dr. Vahaviolos’ career in non-destructive testing, he has been elected Fellow of The Institute of Electrical and Electronics Engineers, a member of The American Society for Nondestructive Testing ("ASNT") where he served as its President from 1992-1993 and its Chairman from 1993-1994, a member of Acoustic Emission Working Group ("AEWG") and an honorary life member of the International Committee for Nondestructive Testing. Additionally, he was the recipient of ASNT’s Gold Medal in 2001 and AEWG’s Gold Medal in 2005. He was also one of the six founders of NDT Academia International in 2008 headquartered in Brescia, Italy.

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

Edward J. Prajzner joined Mistras in January 2018 as our Senior Vice President, Chief Financial Officer and Treasurer becoming our Executive Vice President, Chief Financial Officer and Treasurer effective February 27, 2020. Prior to joining Mistras, Mr. Prajzner worked at CECO Environmental Corp., a global service provider to environmental, energy and filtration industries, and served as Chief Financial Officer and Secretary from 2014 to 2017, Vice President of Finance and Chief Accounting Officer from 2013 until his appointment as Chief Financial Officer in 2014, and Corporate Controller and Chief Accounting Officer from 2012 to 2013. Mr. Prajzner also served in senior finance roles at CDI Corporation (now AE Industrial Partners) and American Infrastructure (now Allan Myers). Mr. Prajzner began his career in public accounting at Ernst & Young, received his B.S. in accountancy from Villanova University, his MBA in finance from Temple University and is a certified public accountant.

Michael C. Keefe joined Mistras in December 2009. Prior to joining Mistras, Mr. Keefe worked at International Fight League, a then publicly-traded sports promotion company, from 2007 until 2009, in various executive positions. From 1990 until 2006,

Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years as Vice President, Corporate and Securities Law and Assistant Secretary. Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

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

Jonathan H. Wolk joined Mistras in November 2013 and his active employment ended with the Company on February 8, 2023. During his employment at Mistras, Mr. Wolk served as Executive Vice President, Chief Financial Officer and Treasurer until August 10, 2017, when Mr. Wolk became Senior Executive Vice President and Chief Operating Officer. Mr. Wolk was also acting Chief Financial Officer from August 10, 2017 until the appointment of Mr. Prajzner on January 5, 2018.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Our Website and Available Information

Our website address is www.mistrasgroup.com. We file reports with the SEC, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K and Proxy Statements. All of the materials we file with or furnish to the SEC are available free of charge on our website at http://investors.mistrasgroup.com/sec.cfm, as soon as reasonably practicable after having been electronically submitted to the SEC. Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or any other filing with the SEC. All of our SEC filings are also available at the SEC’s website at www.sec.gov. In addition, materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.                                       RISK FACTORS

This section describes the major risks to us, our business and our common stock. You should carefully read and consider the risks described below, together with the other information contained in this Annual Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all risk factors that could impact us. For example, the COVID-19 pandemic has had a dramatic negative impact on the health of citizens of many countries, and resulted in major disruptions in economies and markets around the world, including our key markets. In addition, it is unclear what effects the war between Russia and Ukraine is likely to have on the world economy and certain of our target markets, including particularly the oil and gas market, in the near and long term. In addition, macroeconomic factors such as inflation, unemployment, and interest rates, amongst others, will impact our business. Accordingly, you should not consider the following to be a complete discussion of all risks and uncertainties pertaining to us and our common stock.

Risks Related to Our Business

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 56%, 54%, and 54% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive a majority of our revenues from this industry. Our services are vital to the operators of plants, refineries, and pipelines, and we have expanded our services offerings, such as expanding our mechanical and in-line inspection services capabilities. However, economic slowdowns or low oil prices have, and could continue to, result in cutbacks in contracts for our services. In addition, low oil prices could depress the level of new exploration and construction, which would adversely affect our market opportunities. If the price of oil were to decrease, our revenues, profits and cash flows may be reduced. If the price of oil reaches record, or near record levels as it did in 2022, we may experience delays or deferrals in performing inspection services to customers in the oil and gas industry.

While we continue to expand our market presence in the aerospace, power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns. In addition, it is unclear what effects the war between Russia and Ukraine is likely to have on the world economy and certain of our target markets, including particularly the oil and gas market, in the near and long term.

We may be affected by climate change and market or regulatory responses to climate change

Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions on emissions, including those that have already been adopted and others that are expected to be adopted in the future, could affect our customers that (i) use commodities to produce energy, (ii) use significant amounts of fossil fuel to produce or deliver commodities, or (iii) manufacture or produce goods that consume significant amounts of fossil fuels or burn fossil fuels. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets we serve (including the oil and gas industry), which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy also could affect certain of our customers and the markets we serve in an unpredictable manner. Any of these factors, individually or with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on our results of operations, financial condition and liquidity.

Our international operations are subject to risks relating to non-U.S. operations.

For the years ended December 31, 2022, 2021 and 2020, we generated approximately 29%, 30%, and 31% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, France, the United Kingdom, the Netherlands and Brazil. We also have operations in Belgium, Greece and India. There are numerous risks inherent in doing business in international markets, including:

•fluctuations in currency exchange rates and interest rates;
•varying regional and geopolitical business and economic conditions and demands;
•compliance with applicable foreign regulations and licensing requirements, and U.S. laws and regulation with respect to conducting business in other countries, including export controls, sanctions, anti-terrorist and anti-bribery laws;
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

While we have not fully recovered to pre-COVID19 levels across all end markets in which we operate, we expect to grow in the scope of our operations over the long-term. To effectively manage our anticipated future growth, we must continue to implement and improve our managerial, operational, compliance, financial and reporting systems and capabilities, expand our facilities and continue to recruit and train additional qualified personnel. We expect that all these measures will require significant expenditures and will demand the attention of management. Failure to manage our growth effectively could lead us to over or under-invest in technology and operations, result in weaknesses in our infrastructure, systems, compliance programs or controls, and give rise to operational mistakes, the loss of business opportunities, the loss of employees and reduced productivity among remaining employees. Our anticipated growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If our management is unable to effectively manage our anticipated growth, our expenses may increase more than expected, our profit margins may suffer, our revenues could decline or may grow more slowly than expected and we may be unable to implement our business strategy as anticipated.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers. Taken as a group, our top ten customers were responsible for approximately 33%, 33%, and 32% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. This concentration pertains almost exclusively to our Services segment, which accounted for 83%, 82% and 80% of our revenues for the years ended December 31, 2022, 2021 and 2020, respectively. These customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our significant customers could result in lower revenues and could harm our business, financial condition or results of operations.

Our business, and the industries we currently serve, are currently subject to governmental regulation, and may become subject to modified or new government regulation that may negatively impact our ability to market our asset protection solutions.

We are required to comply with various government regulations and licensing requirements. For example, the transportation and overnight storage of radioactive materials used in providing certain of our asset protection solutions such as radiography are subject to regulation under federal and state laws and licensing requirements. Our Services segment is currently licensed to handle radioactive materials by the U.S. Nuclear Regulatory Commission, more than 20 state regulatory agencies and the Canadian Nuclear Safety Commission. If we allegedly fail to comply with these regulations, we may be investigated and incur significant legal expenses associated with such investigations, and if we are found to have violated these regulations, we may be fined or lose one or more of our licenses or permits, which would prevent or restrict our ability to provide radiography services. In addition, while we are being investigated, we may be required to suspend work on the projects associated with our alleged noncompliance, resulting in loss of profits or customers, and damage to our reputation. Many of our customers have strict requirements concerning safety or loss time occurrences and if we are unable to meet these requirements it could result in lost revenues. In the future, governmental agencies may seek to change current regulations or impose additional regulations on our business. Any modified or new government regulation applicable to our current or future asset protection solutions may negatively impact the marketing and provision of those solutions and increase our costs of providing these solutions and have a corresponding adverse effect on our margins.

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
•our ability to anticipate and support new standards, especially internet-based standards; and
•our ability to integrate additional software modules under development by either us or a customer, with our existing technology and operational processes.

If we are unable to adequately address any of these factors, our results of operations and prospects for growth and profitability would be adversely impacted.

If we are unable to attract and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages, changes in laws and other labor issues could materially affect our financial performance.

We believe that our success depends, in part, upon our ability to attract, develop and retain a sufficient number of trained certified technicians, engineers and scientists at competitive wages. The demand for such employees fluctuates as the demand for NDT and inspection services fluctuates. When the demand for qualified technicians increases, we will often experience increased labor costs, which we may not recover in the amounts we can charge our customers. The markets for our products and services require us to use personnel trained and certified in accordance with standards set by domestic or international standard-setting bodies, such as the American Society of Non-Destructive Testing or the API. Because of the limited supply of these certified technicians, we expend substantial resources maintaining in-house training and certification programs. If we fail to attract sufficient new personnel or fail to motivate and retain our current personnel, our ability to perform under existing contracts and orders or to pursue new business may be harmed, preventing us from growing our business or causing us to lose customers and revenues, and the costs of performing such contracts and orders may increase, which would likely reduce our margins.

In addition, if our costs of labor or related costs increase for other reasons or if new or revised labor laws, rules or regulations or healthcare laws are adopted or implemented that further increase our labor costs, our financial performance could be materially adversely affected.

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

The market for asset protection solutions is impacted by technological change, uncertain product lifecycles, shifts in customer demands and evolving industry standards and regulations. If we fail to execute effective business strategies, or fail to successfully develop and market new asset protection solutions that comply with present or emerging industry regulations and technology standards, our competitive standing and results could suffer. Also, new regulations or technology standards could increase our cost of doing business.

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

Our credit agreement contains financial covenants that require us to maintain compliance with specified financial ratios. If we fail to comply with these covenants, the lenders could prevent us from borrowing under our credit agreement, require us to pay all amounts outstanding, require that we cash collateralize letters of credit issued under the credit agreement and restrict us from making acquisitions. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We believe that it is probable, based on the New Credit Agreement (as defined herein), that we will be able to comply with the financial covenants in our credit agreement and that sufficient credit remains available under the credit agreement to meet our liquidity needs. However, due to the uncertainties being caused by the significant volatility in oil prices and volatility in the aerospace production, such matters cannot be predicted with certainty.

Our current credit agreement also imposes restrictions on our ability to engage in certain activities, such as creating liens, making certain investments, incurring more debt, disposing of certain property, paying dividends and making distributions and entering into a new line of business. While these restrictions have not impeded our business operations to date, if our plans change, these restrictions could be burdensome or require that we pay fees to have the restrictions waived. In addition, due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2023 other than small acquisitions with the banks’ approval.

We face risks regarding our information technology and security.

Significant disruptions of our information technology systems or breaches of information security could adversely affect our business. We rely upon information technology systems to operate many parts of our business. We routinely collect, store and transmit large amounts of sensitive or confidential information, including data from the results of our testing and inspections.
We deploy and operate various technical and procedural controls to maintain the confidentiality and integrity of such sensitive or confidential information. Furthermore, as we automate more of our inspection process and procedures, including through the use of MISTRAS Digital, we become more vulnerable to security breaches and other system disruptions. In addition, we rely on third parties for significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract (and the large amounts of confidential information that is present on them), make such systems potentially vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. Such attacks are of ever-increasing levels of sophistication and expertise, including organized criminal groups, “hacktivists” and others. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information, and could result in financial, legal, business and reputational harm to us. We maintain cyber liability insurance. However, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. The occurrence or perception of security breaches in connection with our asset protection solutions or our customers’ concerns about internet security or the security of our solutions, whether warranted or not, would likely harm our reputation and business, inhibit market acceptance of our asset protection solutions and cause us to lose customers, any of which would harm our financial condition and results of operations.

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

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, which may include events like epidemics, pandemics and other health crises, severe weather conditions, industrial accidents, and acts of war and terrorism, to name a few. We continue to actively monitor the war between Russia and Ukraine and the sanctions imposed upon Russia in order to assess impacts to our customers and our operations. At this time, we do not believe there is a material impact on our operations, however the future impact of the conflict, and additional sanctions imposed, are uncertain.
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

In addition, these events could disrupt commodity prices or financial markets or have other negative macroeconomic impacts, such as the on-going war between Ukraine and Russia, which could harm our business.

Our long-term growth strategy may include acquisitions. We may not be able to identify suitable acquisition candidates or integrate acquired businesses successfully, which may adversely impact our results. Furthermore, acquisitions that we have completed or may complete in the future could expose us to a number of unanticipated operational and financial risks.

A significant factor in our growth over the years has been based upon our ability to make acquisitions and successfully integrate these acquired businesses. We have used acquisitions both to expand into new markets and to enhance our position in existing markets. This strategy has provided us with many benefits and has helped fuel our growth, but also carries with it many risks.  We have not made a material acquisition in the past four years, and we do not expect to make material acquisitions in 2023. Non-U.S. acquisitions provide the potential for greater exposure to risks associated with international operations.

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

Dr. Sotirios J. Vahaviolos, our founder and Executive Chairman, owns approximately 6% of our outstanding common stock, his three adult children own an additional 6%, in the aggregate, and a grantor retained annuity trust he created, for which his daughter is the sole trustee, owns approximately 23%. As a result, Dr. Vahaviolos and his family have significant control over our Company and have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other shareholders with differing interests from Dr. Vahaviolos and his family.

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
•prohibit cumulative voting in the election of directors, which may otherwise allow holders of less than a majority of stock to elect some directors; and
•establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings and limit the right to call special meetings of stockholders to the Chairman of our board, our Chief Executive Officer, our board of directors acting pursuant to a resolution adopted by a majority of directors or our Secretary upon the written request of stockholders entitled to cast not less than 35% of all the votes entitled to be cast at such meeting.

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
Our quarterly operating results have fluctuated in the past and may do so in the future. Accordingly, we believe that period-to-period comparisons of our results of operations may be the best indicators of our business. You should not rely upon the results of one quarter as an indication of future performance. Our revenues and operating results may fall below the expectations of securities analysts or investors in any future period. Our failure to meet these expectations may cause the market price of our common stock to decline, perhaps substantially. Our quarterly revenues and operating results may vary depending on a number of factors, including those listed previously under “—Risks Related to Our Business.” In addition, the price of our common stock is subject to general economic, market, industry, and competitive conditions, the risk factors discussed herein and numerous other conditions outside of our control.

The COVID-19 pandemic has adversely affected our business and operations and may continue to do so in the future.

Throughout 2022, conditions continued to improve and subside related to the COVID-19 coronavirus (COVID-19) pandemic in domestic and international markets and operations began approaching pre-pandemic levels of activity.

While we recovered during 2022 from most of the negative effects of the COVID-19 pandemic on our business and operations, we are unable to predict the nature or duration of the COVID-19 pandemic and the effect the pandemic will have on our business, financial condition, liquidity, cash flow and results of operations in the future. If the pandemic re-emerges, or another similar outbreak occurs, longer or in a manner more adverse that expected, or has a greater adverse impact on our customers, our financial conditions could be adversely impacted and we may encounter difficulties meeting the financial covenants in our credit agreement.

Deteriorations in economic conditions in certain markets or other factors may cause us to recognize impairment charges for our goodwill.

While we significantly recovered during 2022, future deterioration in industry or economic conditions in which we operate, including disruptions in Europe or elsewhere as a result of the war between Russia and Ukraine, disruptions to our business, not effectively integrating acquired businesses, or other factors, may cause impairment charges to our goodwill in future periods.

We are subject to privacy and data security/protection laws in the jurisdictions in which we operate and may be exposed to substantial costs and liabilities associated with such laws and regulations.

The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. The European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposed significant new requirements on how companies process and transfer personal data, as well as significant fines for non-compliance. In addition to GDPR, many states in the U.S. and provinces in Canada have enacted, or are considering, data privacy requirements similar to GDPR, and thus we will need to ensure our procedures comply with these various state and provincial laws. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on our financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach of privacy and information security laws, as well as the negative publicity associated with such a breach, could damage our reputation and adversely impact product demand and customer relationships.

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

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our asset protection solutions. Patent protection is unavailable for certain aspects of the technology and operational processes important to our business and any patent or patent applications, trademarks or copyrights held by us or to be issued to us, may not adequately protect us. To date, we have relied principally on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, and more recently, patent protection, to establish and protect our intellectual property. However, we have not obtained confidentiality agreements from all our customers. Although we obligate our employees to confidentiality, we cannot be certain that these obligations will be honored or enforceable in all circumstances.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

As of December 31, 2022, we operated approximately 120 facilities in 11 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2022, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Evanston, Wyoming; and Jonquiere, Quebec, Canada. Our Services segment utilizes approximately 80 facilities throughout North America (including Canada and Mexico). Our Products and Systems segment’s primary location is in our Princeton Junction, NJ facility. Our International segment has approximately 40 facilities including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for the foreseeable future.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to periodic legal proceedings, investigations and claims that arise in the ordinary course of business. See “Legal Proceedings and Government Investigations - Litigation and Commercial Claims” in Note 18-Commitments and Contingencies to our audited consolidated financial statements contained in Item 8 of this Annual Report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock currently trades on the New York Stock Exchange under the ticker symbol “MG.”

Holders of Record

As of March 10, 2023, there were 10 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Purchases of Equity Securities

The following sets forth the shares of our common stock we acquired during the fourth quarter of 2022. All purchases were effected pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2022	22,166	$4.78	—	$—
November 30, 2022	—	$—	—	$—
December 31, 2022	25,227	$4.93	—	$—

`ITEM 6.                                              [RESERVED]

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (this “MD&A”) provides a discussion of our results of operations and financial position for the year ended December 31, 2022. This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 is included in Part II–Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 14, 2022, which discussion is incorporated herein by reference. This MD&A should be read together with our audited consolidated financial statements and related notes included in Item 8 in this Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” "MISTRAS," the "Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. This MD&A includes the following sections:

•Forward-Looking Statements
•COVID-19 Update
•Overview
•Note about Non-GAAP Measures
•Consolidated Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Recent Accounting Pronouncements

Forward-Looking Statements

This Annual Report on Form 10-K, including this MD&A, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. See “Forward-Looking Statements” at the beginning of Item 1 of this Annual Report.

COVID-19 and Other Updates

While our business and operations were negatively impacted the past several years by the COVID-19 pandemic, at the time of this Annual Report, the effects of the COVID-19 pandemic have to a large degree subsided, and we have begun approaching pre-pandemic levels of activity in certain end markets, particularly oil and gas.

We are currently unable to predict with certainty the effect that inflationary pressures and the Russian-Ukrainian war may have on our business, results of operations or liquidity or in other ways which we cannot yet determine. To date, our European operations have experienced increased costs associated with higher energy costs, among others, due in part to the on-going war. We will continue to monitor market conditions and respond accordingly.

Overview

We are a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and decades-long legacy of industry leadership, we help clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring systems to help avoid catastrophic incidents, we help the world at large.

We enhance value for our clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IIoT")-connected digital software and monitoring solutions, including

OneSuite, which serves as an ecosystem platform, pulling together all of our software and data services capabilities, for the benefit of our customers.

Our core capabilities also include NDT field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

•International offers services, products and systems similar to those of the other segments to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment. This segment includes data services revenue derived from the selling of licenses and analyzing and synthesizing customer data through our OneSuite platform, field operations revenue derived from work performed in the field at customer locations, and shop revenue derived from operations designing, building, and customizing products in our laboratories for our customers, in the specified non-US regions.

•Products and Systems designs, manufactures, sells, installs and services our asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

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

We believe long-term growth can be realized in our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers' inspection spend to be impacted by oil price fluctuations.

We have continued providing our customers with an innovative asset protection software ecosystem through our MISTRAS OneSuite platform. The software platform offers functions of our popular software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 90 plus applications being offered on one centralized platform.

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

2022 Developments

Throughout 2022, conditions have continued to improve related to the COVID-19 coronavirus (COVID-19) pandemic in domestic and international markets and operations are approaching pre-pandemic levels of activity.

We have eliminated substantially all of the cost reduction initiatives undertaken in 2020, including re-installing the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of December 31, 2022, our cash and cash equivalents balance was approximately $20.5 million.

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

We are currently unable to predict with certainty the overall impact that the factors discussed above and the effect of the Russian-Ukrainian war may have on our business, results of operations or liquidity or in other ways which we cannot yet determine. To date, our European operations experienced increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war. We will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2022 Annual Report.

Note about Non-GAAP Measures

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). In this MD&A under the heading "Income (Loss) from Operations", the non-GAAP financial performance measure "Income (loss) before special items" is used for each of our three operating segments, "Corporate and Eliminations" and "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (Loss) from Operations" (i) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (ii) the net changes in the fair value of acquisition-related contingent consideration liabilities, (iii) impairment charges, (iv) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (v) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies.

Consolidated Results of Operations

Year ended December 31, 2022 vs. Year ended December 31, 2021

The following table summarizes our Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
	($ in thousands)
Revenues	$687,373	$677,131
Gross profit	198,173	197,147
Gross profit as a % of Revenue	28.8%	29.1%
Income from operations	19,799	18,170
Income from operations as a % of Revenue	2.9%	2.7%
Income before provision for income taxes	9,294	7,288
Net income	6,574	3,893
Net income attributable to Mistras Group, Inc.	$6,499	$3,860

Revenues

Revenues by segment for the years ended December 31, 2022 and 2021 were as follows:

	For the year ended December 31,
	2022	2021
	($ in thousands)
Revenues
Services	$573,336	$555,387
International	112,425	117,245
Products and Systems	12,727	13,831
Corporate and eliminations	(11,115)	(9,332)
	$687,373	$677,131

Revenue was $687.4 million for the year ended December 31, 2022, an increase of $10.2 million, or 1.5%, compared with the year ended December 31, 2021. The increase was driven by the Services segment, which experienced a revenue increase of $17.9 million, or 3.2%, driven by single-digit organic growth in certain end markets. The International segment revenues decreased by $4.8 million, or 4.1%, due predominantly to low double-digit unfavorable impact of foreign exchange rates which was partially offset by mid single-digit organic growth. The Products and Systems segment decreased by $1.1 million, or 8.0%, driven by lower sales volume.

Oil and gas customer revenue comprised approximately 56% and 54% of total revenue for the years ended December 31, 2022 and 2021, respectively. Aerospace and defense customer revenue comprised approximately 12% and 10% of total revenue for the years ended December 31, 2022 and 2021, respectively. Our top ten customers comprised approximately 33% of total revenue for the years ended December 31, 2022 and 2021, with no customer accounting for 10% or more of total revenue in either period.

	For the year ended December 31,
	2022	2021
	($ in thousands)
Oil and Gas Revenue by sub-category
Upstream	$152,590	$135,615
Midstream	111,144	109,527
Downstream	124,018	121,778
Total	$387,752	$366,920

Oil and gas upstream customer revenue increased approximately $17.0 million, or 13%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to continued market share gains and expanded exploration operations, as compared to the prior period.

Midstream customer revenues were flat for the year ended December 31, 2022 compared to the year ended December 31, 2021. During 2022, we experienced the growth of our pipe inspection services including our Onstream business within this sub-category.

Downstream customer revenue increased $2.2 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 even with delays in timing associated with customer turnarounds in 2022.

Gross Profit

Gross profit by segment for the years ended December 31, 2022 and 2021 were as follows:

	For the year ended December 31,
	2022	2021
	($ in thousands)
Gross profit
Services	$159,049	$155,384
% of segment revenue	27.7%	28.0%
International	33,591	34,282
% of segment revenue	29.9%	29.2%
Products and Systems	5,490	7,001
% of segment revenue	43.1%	50.6%
Corporate and eliminations	43	480
	$198,173	$197,147
% of total revenue	28.8%	29.1%

Gross profit increased $1.0 million, or 0.5%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, with a sales increase of $10.2 million, or 1.5%. During 2022 certain end markets returned to pre-pandemic levels and continued organic growth across target end markets resulted in increased sales as compared to the prior period. Gross profit margin was 28.8% and 29.1% for the years ended December 31, 2022 and 2021, respectively, due primarily to inflationary pressures in 2022 as compared to 2021. Services segment gross profit margins had a year-on-year decrease of 30 basis points to 27.7% for the year ended December 31, 2022, due primarily to inflationary pressures and the end of government wage subsidies received in Canada. International segment gross margins had a year-on-year increase of 70 basis points to 29.9% for the year ended December 31, 2022, due primarily to sales mix and continued growth in end markets including aerospace and defense. Products and Systems segment gross margins decreased by 750 basis points for the year ended December 31, 2022 to 43.1%, driven by unfavorable sales mix.

Operating Expenses

Operating expenses for the years ended December 31, 2022 and 2021 was as follows:

	For the year ended December 31,
	2022	2021
	($ in thousands)
Operating Expenses
Selling, general and administrative expenses	$166,595	$161,334
Bad debt provision for troubled customers, net of recoveries	42	—
Research and engineering	1,994	2,518
Depreciation and amortization	10,661	11,950
Acquisition-related expense, net	76	1,133
Legal settlement and litigation charges (benefit), net	(994)	2,042
	$178,374	$178,977
% of total revenue	26.0%	26.4%

Operating expenses decreased $0.6 million, or (0.3)%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to insurance recoveries in the current period that were not received in the prior period and decreased costs related to acquisitions in 2022 as compared to 2021. Selling, general and administrative expenses increased $5.3 million, or 3.3% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to our elimination of substantially all temporary cost reduction and efficiency program initiatives undertaken during the first quarter of 2020 in response to COVID-19 as more fully described in "Overview" 2022 Developments. Transactional foreign exchange expense, which is included within selling, general and administrative expenses, was approximately $0.6 million lower in 2022 as compared to 2021, due to volatility in certain foreign currencies.

Income (Loss) from Operations

The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items (unaudited) for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
	($ in thousands)
Services:
Income from operations (GAAP)	$49,616	$48,458
Bad debt provision for troubled customers, net of recoveries	42	—
Reorganization and other costs	99	129
Legal settlement and insurance (recoveries) charges, net	(841)	1,650
Acquisition-related expense, net	45	1,128
Income before special items (unaudited, non-GAAP)	$48,961	$51,365

International:
Income from operations (GAAP)	$3,566	$1,839
Reorganization and other costs	(43)	424
Legal settlement and litigation charges, net	—	737
Income before special items (unaudited, non-GAAP)	$3,523	$3,000

Products and Systems:
Loss from operations (GAAP)	$(992)	$(117)
Reorganization and other costs	—	27
Loss before special items (unaudited, non-GAAP)	$(992)	$(90)

Corporate and Eliminations:
Loss from operations (GAAP)	$(32,391)	$(32,010)
Legal settlement and insurance (recoveries) charges, net	(153)	(345)
Loss on debt modification	693	278
Reorganization and other costs	139	93
Acquisition-related expense, net	31	5
Loss before special items (unaudited, non-GAAP)	$(31,681)	$(31,979)

Total Company:
Income from operations (GAAP)	$19,799	$18,170

Bad debt provision for troubled customers, net of recoveries	42	—
Legal settlement and insurance (recoveries) charges, net	(994)	2,042
Loss on debt modification	693	278
Reorganization and other costs	195	673
Acquisition-related expense, net	76	1,133
Income before special items (unaudited, non-GAAP)	$19,811	$22,296

See "Note about Non-GAAP Measures" in this Annual Report for an explanation of our use of non-GAAP measures.

Total Company income from operations (GAAP) increased by $1.6 million, or 9.0% compared to the year ended December 31, 2021. Total Company income before special items (non-GAAP) decreased by $2.5 million or 11.1% compared with the year ended December 31, 2021. Operating expenses, excluding special items (non-GAAP), as a percentage of revenue, was 25.9% for the year ended December 31, 2022 compared to 25.8% for the year ended December 31, 2021. The primary driver for the increase in total company income was increased sales in 2022 compared to 2021. Income before special items as a percentage of revenue decreased by 40 basis points to 2.9% for the year ended December 31, 2022 from 3.3% for the year ended December 31, 2021. Our discussion below is qualified by the unknown impact that the COVID-19 pandemic, or similar future health crisis, and the Russia - Ukraine war will continue to have on our business and the economy in general, including the resulting economic disruption of both. Refer to Item 1A. Risk Factors in Part I of this Annual Report for further discussion.

Interest Expense

Interest expense was $10.5 million and $10.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease was due to the Company having entered into the New Credit Agreement providing for interest to be payable based on Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, and the removal of the previously existing minimum LIBOR floor.

Income Taxes

Our effective income tax rate was approximately 29.3% for the year ended December 31, 2022, compared to 46.6% for the year ended December 31, 2021. The decrease in effective tax rate was primarily driven by a $1.7 million US R&D tax credit benefit, partially offset by the recording of a $1.1 million valuation allowance recorded in 2022 which was related to certain Canadian entities.

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

On August 19, 2022, the United States enacted the Inflation Reduction Act, (the "Inflation Act"), a package intended to reduce inflation. The Inflation Act contains a variety of tax provisions, including a 15% corporate minimum tax, a tax on stock repurchases, and various tax credit opportunities. We evaluated the impact of this guidance on our consolidated financial position, results of operations, and cash flows, and do not expect it to have a material impact.

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

Liquidity and Capital Resources

Overview

We have funded our operations from cash provided from operations, bank borrowings and lease financings. Management believes that our existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our New Credit Agreement will be more than sufficient to meet anticipated cash needs over the next 12 months and for the foreseeable future. We generated operating cash flows of $26.4 million and $42.3 million for the years ended December 31, 2022 and 2021, respectively. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $13.4 million and $19.3 million for the years ended December 31, 2022 and 2021, respectively.

Cash Flows Table

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
($ in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$26,406	$42,261
Investing activities	(12,238)	(18,551)
Financing activities	(16,323)	(23,245)
Effect of exchange rate changes on cash and cash equivalents	(1,467)	(2,115)
Net change in cash and cash equivalents	$(3,622)	$(1,650)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2022 was $26.4 million, a decrease of $15.9 million from the prior year. The decrease was primarily attributable to movements in working capital driven primarily by a decrease in net accounts receivable collections, a decrease in accrued expenses and other liabilities and in prepaid expenses and other assets in the current year as compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $12.2 million, a decrease of $6.3 million from the prior year. The Company used $5.9 million more cash for purchases of property, plant and equipment and intangible assets in 2022 compared to 2021.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $16.3 million, compared to $23.2 million for the year ended December 31, 2021. During the year ended December 31, 2022, we entered into a new credit agreement which replaced our prior credit agreement, as detailed more in Note 11-Long-Term Debt . As part of this transaction, the prior revolving credit facility and term loan were repaid in full. Net repayment of debt and revolver was approximately $13.5 million higher compared to 2021, when excluding this transaction. In addition, for the year ended December 31, 2022 we incurred approximately $0.5 million less payments for contingent considerations, offset in part by $0.9 million taxes paid related to net share settlement of share-based awards.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $1.5 million for the year ended December 31, 2022, compared to a decrease of $2.1 million for the year ended December 31, 2021. The primary driver of the change was foreign currency fluctuations during the year related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

The terms of our New Credit Agreement are described in Note 11-Long-Term Debt of the Notes to Consolidated Financial Statements in this Annual Report, under the heading "Senior Credit Facility", the provisions of which are incorporated herein.

As of December 31, 2022, we had cash and cash equivalents totaling $20.5 million and available borrowing capacity of up to $121.7 million under our New Credit Agreement. Borrowings of $186.6 million and letters of credit of $3.0 million were outstanding under the New Credit Agreement at December 31, 2022. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. See 11-Long-Term Debt of the notes to the consolidated financial statements for additional information.

As of December 31, 2022, we were in compliance with the terms of the New Credit Agreement and will continuously monitor our compliance with the covenants contained in the New Credit Agreement.

The New Credit Agreement permits us to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Additionally, the New Credit Agreement requires quarterly payments on the term loan of $1.56 million through June 30, 2024, then increasing to $2.34 million through June 30, 2025, and to $3.12 million for each quarterly payment thereafter through maturity on July 30, 2027.

Liquidity and Capital Resources Outlook

Future Sources of Cash

We expect our future sources of cash to include cash flow generated from our operating activities and borrowings under our New Credit Agreement. Our revolving credit facility is available for cash advances required for working capital and for letters of credit to support our operations. Acquisitions, if any, are funded through available cash and borrowings under the New Credit Agreement.

Future Uses of Cash

We expect our future uses of cash will primarily be for repayment of debt, purchases or manufacture of field-testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our Services segment. In addition, we annually fund a certain amount of replacement equipment, including a portion of our fleet vehicles. We historically spend approximately 2% to 3% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for each of the years ended December 31, 2022 and 2021 were approximately 2.0% and 2.8% of revenues, respectively. We continue to take steps to reduce spending and preserve cash.

Our New Credit Agreement, does not limit the Company’s ability to acquire other businesses or companies except for certain provisions as described within Note 11-Long-Term Debt. We did not have any acquisitions in 2022. In some cases, additional equipment will be needed to upgrade the capabilities of these acquired companies. In addition, our future capital spending may increase as we pursue growth opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, finance leases, long-term debt repayments and various other obligations as they arise as noted within Note 11-Long-Term Debt and Note 17- Leases.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2022 and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. We have established policies and control procedures intended to ensure that estimation methods, including any judgments made as part of such methods, are well-controlled, independently reviewed and applied consistently from period to period. The accounting policies that we believe require more significant estimates and assumptions include revenue recognition, acquisitions, long-lived assets and goodwill. We base our estimates and assumptions on historical experience, known or expected trends and various other assumptions that we believe to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause our future results to be significantly affected.

We believe that the following critical accounting policies comprise the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

The majority of our revenues are derived from providing services on a time and material basis and are short-term in nature. We account for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. We provide highly integrated and bundled inspection services to our customers. Some of our contracts have multiple performance obligations, most commonly due to the contract providing both goods and services. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is a relative selling price based on price lists.

Contract modifications are not routine in the performance of our contracts. Generally, when contracts are modified, the modification is to account for changes in scope to the goods and services that are provided. In most instances, contract modifications are for goods or services that are distinct, and, therefore, are accounted for as a separate contract.

Our performance obligations are satisfied over time as work progresses or at a point in time. The majority of our revenue recognized over time as work progresses is related to our service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time based on time and material incurred to date which best portrays the transfer of control to the customer. We also utilize an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material and overhead to be consumed on fulfillment of such services. Revenue is recognized on a cost-to-cost method tracked on an input basis.

The majority of our revenue recognized at a point in time is related to product sales when the customer obtains control of the asset, which is generally upon shipment to the customer. Contract costs include labor, material and overhead.

We expect any significant remaining performance obligations to be satisfied within one year.

Contract Estimates

The majority of our revenues are short-term in nature. We have many Master Service Agreements ("MSAs") that specify an overall framework and contract terms, where we and our customers agree upon services or products to be provided. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to an MSA which sets forth the scope of services and/or identifies the products to be provided. From time to time, we may enter into long-term contracts, which can range from several months to several years. Revenue on such long-term contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of our project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in our project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future net cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future net cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2022 and December 31, 2021, we had $77.6 million and $86.6 million in net property, plant and equipment, respectively, and $49.0 million and $59.4 million in intangible assets, net, respectively. See Note 9-Intangible Assets to the consolidated financial statements for the impairment charge recorded in 2020.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill for impairment at a “reporting unit” level (which for us is represented by (i) our Services segment, (ii) our Products and Systems segment, (iii) the European component of our International segment and (iv) the Brazilian component of our International segment). Our annual impairment test is conducted on the first day of our fourth quarter, which is October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

An impairment will be recorded in the amount that the fair value is less than the carrying value. We consider the income and market approaches to estimating the fair value of our reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors. Sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting units and could result in non-cash impairment charges that could be material to our consolidated balance sheet or results of operations.

We performed an annual quantitative impairment test as of October 31, 2022 noting no indicators of impairment in any of the Company's reporting units. Also, as of December 31, 2022, there are no indicators of an impairment. See Note 8-Goodwill to the consolidated financial statements for additional information.

Acquisitions

We allocate the purchase price of acquired businesses to their identifiable tangible assets and liabilities as well as identifiable intangible assets, such as customer relationships, technology, non-compete agreements and trade names. Allocations are based on estimated fair values of assets and liabilities, which reflects assumptions that would be made by typical market participants if they were to buy or sell each asset on an individual asset basis. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisitions' future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements as defined in ASC 820 Fair Value Measurements and Disclosure. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities. We typically engage third-party valuation experts to assist in determining the fair values for both identifiable tangible and intangible assets. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, could materially impact our results of operations. See Note 7-Acquisitions to the consolidated financial statements for additional information.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1-Summary of Significant Accounting Policies and Practices to the consolidated financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our new credit facility, which is influenced by movements in short-term rates. Borrowings under our $190 million revolving credit facility as well as our $125 million term loan bear interest at SOFR, plus a credit spread adjustment and applicable SOFR margin, ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio. Based on the amount of our variable rate debt of $186.6 million at December 31, 2022, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $1.9 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. Gains and losses relating to nonfunctional currency transactions, are reported in the Consolidated Statements of Income (Loss). For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. Translation adjustments for these movements are recorded as a separate component of Accumulated Other Comprehensive Income (Loss) in Stockholder Equity. For the year ended December 31, 2022, a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in adjusted operating income of approximately $0.1 million. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Valuation of goodwill for the Services and European reporting units

As discussed in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually on October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company considers the income and market approaches to estimate the fair value of its reporting units. As of December 31, 2022, the Company had goodwill of $199.6 million, of which a portion related to the Services and European reporting units. There were no impairment charges recorded during the year ended December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment evaluation process, including controls related to management’s selection of discount rates and forecasted revenue growth rates, gross margins, and selling, general, and administrative expense. We evaluated the reasonableness of management’s forecasted revenue growth rates, gross margins, and selling, general, and administrative expense by comparing the forecasts to historical revenue growth rates, gross margins, and selling, general, and administrative expense and relevant industry reports. We performed sensitivity analyses over the forecasted gross margins to assess the impact of changes in those assumptions on the Company’s determination of the fair value of its reporting units. We evaluated the Company’s ability to accurately estimate future revenue growth rates, gross margins, and selling, general, and administrative expense by comparing the historical projected revenue growth rates, gross margins, and selling, general, and administrative expense to actual results for the same period. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the Company’s methodology used to estimate the discount rates

•evaluating the Company’s discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities

•testing the estimate of fair values of the Services and European reporting units by using the Company’s projected cash flows as well as our independently developed discount rate ranges and comparing the results to the Company’s fair values.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013

Short Hills, New Jersey
March 15, 2023

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$20,488	$24,110
Accounts receivable, net	123,657	109,511
Inventories	13,556	12,686
Prepaid expenses and other current assets	10,181	15,031
Total current assets	167,882	161,338
Property, plant and equipment, net	77,561	86,578
Intangible assets, net	49,015	59,381
Goodwill	199,635	205,439
Deferred income taxes	779	2,174
Other assets	40,032	47,285
Total Assets	$534,904	$562,195

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$12,532	$12,870
Accrued expenses and other current liabilities	77,844	83,863
Current portion of long-term debt	7,425	20,162
Current portion of finance lease obligations	4,201	3,765
Income taxes payable	1,726	755
Total current liabilities	103,728	121,415
Long-term debt, net of current portion	183,826	182,403
Obligations under finance leases, net of current portion	10,045	9,752
Deferred income taxes	6,283	8,385
Other long-term liabilities	32,273	39,328
Total Liabilities	$336,155	$361,283

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,895,487 and 29,546,263 shares issued	298	295
Additional paid-in capital	243,031	238,687
Accumulated Deficit	(11,489)	(17,988)
Accumulated other comprehensive loss	(33,390)	(20,311)
Total Mistras Group, Inc. stockholders’ equity	198,450	200,683
Non-controlling interests	299	229
Total Equity	198,749	200,912
Total Liabilities and Equity	$534,904	$562,195

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	For the year ended December 31,
	2022	2021	2020

Revenue	$687,373	$677,131	$592,571
Cost of revenue	466,567	457,013	391,855
Depreciation	22,633	22,971	22,185
Gross profit	198,173	197,147	178,531
Selling, general and administrative expenses	166,595	161,334	157,157
Bad debt provision for troubled customers, net of recoveries	42	—	—
Impairment charges	—	—	106,062
Legal settlement and litigation charges (benefit), net	(994)	2,042	(220)
Research and engineering	1,994	2,518	2,892
Depreciation and amortization	10,661	11,950	13,520
Acquisition-related expense, net	76	1,133	337
Income (loss) from operations	19,799	18,170	(101,217)
Interest expense	10,505	10,882	12,955
Income (loss) before provision (benefit) for income taxes	9,294	7,288	(114,172)
Provision (benefit) for income taxes	2,720	3,395	(14,706)
Net income (loss)	6,574	3,893	(99,466)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	75	33	(5)
Net income (loss) attributable to Mistras Group, Inc.	$6,499	$3,860	$(99,461)
Earnings (loss) per common share
Basic	$0.22	$0.13	$(3.41)
Diluted	$0.21	$0.13	$(3.41)
Weighted average common shares outstanding:
Basic	29,901	29,572	29,147
Diluted	30,229	30,130	29,147

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,
	2022	2021	2020

Net income (loss)	$6,574	$3,893	$(99,466)

Other comprehensive income (loss):
Foreign currency translation adjustments	(13,084)	(4,252)	5,227
Comprehensive loss	(6,510)	(359)	(94,239)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	75	33	(5)
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(5)	(2)	3
Comprehensive loss attributable to Mistras Group, Inc.	$(6,580)	$(390)	$(94,237)

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at December 31, 2019	28,945	$289	$229,205	$77,613	$(21,285)	$285,822	$200	$286,022
Net loss	—	—	—	(99,461)	—	(99,461)	(5)	(99,466)
Other comprehensive income, net of tax	—	—	—	—	5,224	5,224	3	5,227
Share-based compensation	—	—	5,930	—	—	5,930	—	5,930
Net settlement on vesting of restricted stock units	289	3	(497)	—	—	(494)	—	(494)
Exercise of stock options	—	—	—	—	—	—	—	—
Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net income	—	—	—	3,860	—	3,860	33	3,893
Other comprehensive loss, net of tax	—	—	—	—	(4,250)	(4,250)	(2)	(4,252)
Share-based compensation	—	—	5,421	—	—	5,421	—	5,421
Net settlement of restricted stock units	312	3	(1,372)	—	—	(1,369)	—	(1,369)
Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income	—	—	—	6,499	—	6,499	75	6,574
Other comprehensive loss, net of tax	—	—	—	—	(13,079)	(13,079)	(5)	(13,084)
Share-based compensation	—	—	5,335	—	—	5,335	—	5,335
Net settlement of restricted stock units	349	3	(991)	—	—	(988)	—	(988)
Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2022	2021	2020

Cash flows from operating activities
Net income (loss)	$6,574	$3,893	$(99,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	33,294	34,921	35,705
Deferred income taxes	(517)	87	(13,409)
Share-based compensation expense	5,335	5,421	5,851
Impairment charges	—	—	106,062
Bad debt provision for troubled customers, net of recoveries	42	—	—
Foreign currency (gain) loss	(208)	417	3,010
Payment of finance costs	(400)	—	—
Fair value adjustments to contingent consideration	45	949	337
Other	786	119	2,398
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(17,225)	(3,979)	27,313
Inventories	(1,283)	278	84
Prepaid expenses and other assets	5,959	943	(1,288)
Accounts payable	(93)	(1,139)	(1,020)
Accrued expenses and other liabilities	(6,454)	2,268	1,841
Income taxes payable	1,084	(1,917)	384
Payment of contingent consideration in excess of initial estimate	(533)	—	—
Net cash provided by operating activities	26,406	42,261	67,802
Cash flows from investing activities
Purchase of property, plant and equipment	(12,591)	(18,161)	(15,396)
Purchase of intangible assets	(825)	(1,115)	(376)
Acquisition of businesses, net of cash acquired	—	(440)	—
Proceeds from sale of equipment	1,178	1,165	803
Net cash used in investing activities	(12,238)	(18,551)	(14,969)
Cash flows from financing activities
Repayment of finance lease obligations	(4,140)	(4,060)	(4,095)
Proceeds from borrowings of long-term debt	125,000	—	2,284
Repayment of long-term debt	(81,405)	(16,262)	(5,976)
Proceeds from revolver	192,501	89,000	35,750
Repayments of revolver	(246,750)	(89,065)	(68,050)
Payments of financing costs	(147)	(550)	(1,497)
Payment of contingent consideration for business acquisitions	(405)	(938)	(2,091)
Taxes paid related to net share settlement of share-based awards	(977)	(1,370)	(494)
Net cash used in financing activities	(16,323)	(23,245)	(44,169)
Effect of exchange rate changes on cash and cash equivalents	(1,467)	(2,115)	2,080
Net change in cash and cash equivalents	(3,622)	(1,650)	10,744
Cash and cash equivalents:
Beginning of period	24,110	25,760	15,016
End of period	$20,488	$24,110	$25,760
Supplemental disclosure of cash paid
Interest, net	$8,603	$10,078	$12,465
Income taxes, net	$(3,069)	$4,707	$(543)
Noncash investing and financing
Equipment acquired through finance lease obligations	$5,076	$2,923	$2,849

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies and decades-long legacy of industry leadership, the Company helps clients with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring systems to help avoid catastrophic incidents, the Company helps the world at large.

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of IIoT - connected digital software and monitoring solutions, including OneSuite, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers.

The Company's core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

Recent Developments
Issues related to the COVID-19 coronavirus (COVID-19) pandemic have subsided significantly during 2022 as compared to 2021. The Russian-Ukrainian war is creating disruption in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. With oil prices high, refineries are working at full capacity and are deferring maintenance and inspection work as much as possible, which is impacting our business as well.

Overall, the Company has taken actions to help ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

Earlier in 2022, the Company eliminated substantially all of the COVID related cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts.

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of inflationary pressures may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war. The Company will continue to monitor market conditions and respond accordingly.

Principles of Consolidation

The Company follows guidance on the consolidation of variable interest entities ("VIEs") that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the VIE’s economic performance, including powers granted to the VIE’s program manager, powers contained in the VIE governing board and, to a certain extent, a company’s economic interest in the VIE. The Company analyzes its joint ventures and classifies them as either:
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

The Company became the primary beneficiary in July 2020 of a VIE in which the Company has a 49% interest in a limited partnership, and a 49% shareholder in the corporate general partner of the limited partnership. The Company consolidated the financial statements of the VIE with the financial statements of the Company. As of and for the year ended December 31, 2022, the VIE had immaterial assets and had approximately $4.7 million revenue. The Company is the primary sub-contractor of the VIE.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") requires that the Company make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates, which may cause the Company’s future results to be significantly affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

The Company maintains an allowance for credit losses on its accounts receivable balances, which represents its best estimate of current expected credit losses over the contractual life of the accounts receivable. When evaluating the adequacy of its allowance for credit losses each reporting period, the Company analyzes accounts receivable balances with similar risk characteristics on a collective basis, considering factors such as the aging of receivable balances, payment terms (primarily with 30 day terms), geographic location, historical loss experience, current information and future expectations (generally considered one year which is consistent with expected collectability of the Company's trade receivables).

The Company monitors and considers whether historical loss rates are consistent with expectation of supportable forward-looking estimates for its trade receivables noting any current or future economic considerations that would require adjusting the Company’s historical loss experience. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through credit loss expense, which is presented within Selling, general and administrative expenses in the Consolidated Statements of Income (Loss).

Concentration of Credit Risk

For each of the years ended December 31, 2022 and 2021, no customer represented 10% or more of the Company's revenue.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. The Company tests goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) its Services segment, (ii) its Products and Systems segment, (iii) the European component of its International segment and (iv) the Brazilian component of its International segment). The Company's annual impairment test is conducted on the first day of the Company's fourth quarter, which is October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. An impairment will be recorded in the amount that the fair value is less than the carrying value. The Company considers the income and market approaches to estimating the fair value of its reporting units, which requires significant judgment in evaluation of economic and industry trends, estimated future cash flows, discount rates and other factors.

See Note 8-Goodwill for additional information related to the Company's goodwill impairment test during 2022.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $2.0 million, $1.0 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Foreign currency (gains) losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in selling, general and administrative expenses, and were approximately $(0.2) million, $0.4 million, and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Share-based Compensation

The value of services received from employees and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Such value is recognized as a non-cash expense on a straight-line basis over the minimum period the individual provides services, which is typically the vesting period of the award with the exception of awards with graded vesting that contain an internal performance measure where each tranche is recognized on a straight-line basis over its vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. Awards to certain employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. As share-based compensation expense is based on awards ultimately expected to vest, the amount of expense is reduced for estimated forfeitures. The cost of these awards is recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income (Loss).

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

Recent Accounting Pronouncements

In March 2020 and updated in January 2021, the FASB issued Accounting Standards Update ("ASU") 2020-04 and 2021-01, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2024. The Company is currently evaluating applicable contracts and the available expedients provided by the new guidance.

2. Revenue

The Company derives the majority of its revenue by providing services on a time and material basis that are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

The Company's performance obligations are satisfied over time as work progresses or at a point in time. The majority of the Company's revenue is recognized over time as work progresses for the Company's service deliverables, which includes providing testing, inspection and mechanical services to the Company's customers. Revenue is recognized over time, based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. For these arrangements, revenue is recognized on a cost-to-cost method tracked on an input basis.

The majority of the Company's revenue recognized at a point in time is related to product sales when the customer obtains control of the asset, which is generally upon shipment to the customer. Contract costs include labor, material and overhead.

The Company expects any significant remaining performance obligations to be satisfied within one year.

Contract Estimates

The majority of the Company's revenues are short-term in nature. The Company enters into master service agreements ("MSAs") with customers that specify an overall framework and contract terms. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to an MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into longer-term contracts, which can range from several months to several years. Revenue on certain contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of the Company's project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in the Company's project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows (in thousands):

Year ended December 31, 2022	Services	International	Products	Corp/Elim	Total
Oil & Gas	$356,763	$30,654	$335	$—	$387,752
Aerospace & Defense	61,475	18,763	314	—	$80,552
Industrials	38,197	23,703	2,083	—	$63,983
Power Generation and Transmission	31,197	8,304	2,603	—	$42,104
Other Process Industries	40,778	14,021	28	—	$54,827
Infrastructure, Research & Engineering	15,283	7,946	3,994	—	$27,223
Petrochemical	15,360	536	—	—	$15,896
Other	14,283	8,498	3,370	(11,115)	$15,036
Total	$573,336	$112,425	$12,727	$(11,115)	$687,373

Year ended December 31, 2021	Services	International	Products	Corp/Elim	Total
Oil & Gas	$330,880	$35,232	$808	$—	$366,920
Aerospace & Defense	51,593	16,513	286	—	$68,392
Industrials	41,873	24,000	1,842	—	$67,715
Power Generation and Transmission	39,966	9,927	2,853	—	$52,746
Other Process Industries	38,742	12,593	64	—	$51,399
Infrastructure, Research & Engineering	16,809	11,496	3,985	—	$32,290
Petrochemical	19,378	227	—	—	19,605
Other	16,146	7,257	3,993	(9,332)	$18,064
Total	$555,387	$117,245	$13,831	$(9,332)	$677,131

Year ended December 31, 2020	Services	International	Products	Corp/Elim	Total
Oil & Gas	$279,723	$39,383	$377	$—	$319,483
Aerospace & Defense	50,813	18,166	1,292	—	$70,271
Industrials	44,919	19,657	1,852	—	$66,428
Power Generation and Transmission	30,005	7,559	2,323	—	$39,887
Other Process Industries	24,671	10,029	171	—	$34,871
Infrastructure, Research & Engineering	17,070	10,353	6,364	—	$33,787
Petrochemical	18,882	345	53	—	19,280
Other	10,081	2,064	4,017	(7,598)	$8,564
Total	476,164	107,556	16,449	$(7,598)	$592,571

Revenue per key geographic location was as follows (in thousands):

Year ended December 31, 2022	Services	International	Products	Corp/Elim	Total
United States	$485,551	$910	$6,495	$(3,083)	$489,873
Other Americas	83,877	9,076	406	(4,105)	89,254
Europe	2,811	99,714	1,896	(3,502)	100,919
Asia-Pacific	1,097	2,725	3,930	(425)	7,327
Total	$573,336	$112,425	$12,727	$(11,115)	$687,373

Year ended December 31, 2021	Services	International	Products	Corp/Elim	Total
United States	$472,125	$912	$6,469	$(4,284)	$475,222
Other Americas	80,013	5,003	395	(1,768)	83,643
Europe	1,841	108,411	2,174	(2,812)	109,614
Asia-Pacific	1,408	2,919	4,793	(468)	8,652
Total	$555,387	$117,245	$13,831	$(9,332)	$677,131

Year ended December 31, 2020	Services	International	Products	Corp/Elim	Total
United States	$406,437	$911	$7,551	$(3,410)	$411,489
Other Americas	$68,150	$4,581	$550	$(446)	72,835
Europe	$904	$99,953	$3,154	$(3,470)	100,541
Asia-Pacific	$673	$2,111	$5,194	$(272)	7,706
Total	$476,164	$107,556	$16,449	$(7,598)	$592,571

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

Revenue recognized for 2022 and 2021, that was included in the contract liability balance at the beginning of the year was $4.7 million and $4.6 million, respectively. Changes in the contract asset and liability balances during the years ended December 31, 2022 and 2021, were not impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of (i) the weighted average number of shares of common stock outstanding during the period and (ii) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted average shares outstanding (denominator), diluted shares reflects: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common stock during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands except share data):

	For the year ended December 31,
	2022	2021	2020
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,499	$3,860	$(99,461)
Denominator
Weighted average common shares outstanding	29,901	29,572	29,147
Basic earnings (loss) per share	$0.22	$0.13	$(3.41)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,499	$3,860	$(99,461)
Denominator
Weighted average common shares outstanding	29,901	29,572	29,147
Dilutive effect of stock options outstanding	—	558	—
Dilutive effect of restricted stock units outstanding	328	—	—
	30,229	30,130	29,147
Diluted earnings (loss) per share	$0.21	$0.13	$(3.41)

The following potential common stock were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended December 31,
	2022	2021	2020
Potential common stock attributable to restricted stock units (RSUs) and performance stock units (PSUs) outstanding (1)	1,005	109	790
Potential common stock attributable to stock options outstanding	1	5	5
Total	1,006	114	795

 (1) For the year ended December 31, 2020, 254 shares related to RSUs/PSUs, were excluded from the calculation of diluted EPS due to the net loss for the period.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2022	2021
Trade accounts receivable	$127,767	$112,739
Allowance for credit losses	(4,110)	(3,228)
Accounts receivable, net	$123,657	$109,511

The Company had $13.5 million and $11.9 million of unbilled revenues accrued as of December 31, 2022 and December 31, 2021, respectively, which is included within the trade accounts receivable balance above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

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

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$5,351	$4,794
Work in progress	336	551
Finished goods	5,475	4,621
Consumable supplies	2,394	2,720
Inventories	$13,556	$12,686

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		December 31,
	Useful Life	2022	2021
	(Years)	(in thousands)
Land		$2,529	$2,762
Building and improvements	30-40	24,800	24,787
Office furniture and equipment	5-8	18,057	16,620
Machinery and equipment	5-7	251,282	250,166
		296,668	294,335
Accumulated depreciation and amortization		(219,107)	(207,757)
Property, plant and equipment, net		$77,561	$86,578

Depreciation expense was approximately $24.1 million, $25.2 million, and $24.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Assets and liabilities of the acquired business were included in the Consolidated Balance Sheet based on their respective estimated fair value on the date of acquisition as determined in a purchase price allocation, using available information and making assumptions management believes are reasonable.

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense, net, on the Consolidated Statements of Income (Loss) and were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Due diligence, professional fees and other transaction costs	$31	$5	$—
Adjustments to fair value of contingent consideration liabilities	45	1,128	337
Acquisition-related expense, net	$76	$1,133	$337

As of December 31, 2022, the Company’s contingent consideration liabilities are recorded on the Consolidated Balance Sheet in accrued expenses and other current liabilities.

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below (in thousands):

	Services	International	Products and Systems	Total
Balance at December 31, 2020	$190,112	$15,896	$—	$206,008
Adjustments to preliminary purchase price allocations	280	—	—	280
Foreign currency translation	264	(1,113)	—	(849)
Balance at December 31, 2021	$190,656	$14,783	$—	$205,439
Foreign currency translation	(4,946)	(858)	—	(5,804)
Balance at December 31, 2022	$185,710	$13,925	$—	$199,635

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

Based upon the results of the interim quantitative goodwill impairment test during the first quarter of 2020, the Company recorded an aggregate impairment charge of $77.1 million, which consisted of $57.2 million in the services reporting unit within the Services segment, and $19.3 million in the European reporting unit and $0.6 million in the Brazilian reporting unit, both within the International segment. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and are included in Impairment charges on the Consolidated Statements of Income (Loss) for the year ended December 31, 2020. The Company performed a quantitative annual impairment test as of October 1, 2022 and 2021 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through December 31, 2022, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

The Company's cumulative goodwill impairment as of December 31, 2022 was $100.2 million, of which $57.2 million related to the Services segment, $29.8 million related to the International segment and $13.2 million related to the Products and Systems segment.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

		December 31,
		2022			2021
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-18	$109,683	$(84,130)	$25,553	$112,109	$(80,319)	$31,790
Software/Technology	3-15	51,028	(28,669)	22,359	52,265	(26,415)	25,850
Covenants not to compete	2-5	12,488	(12,416)	72	12,623	(12,390)	233
Other	2-12	10,389	(9,358)	1,031	10,574	(9,066)	1,508
Total		$183,588	$(134,573)	$49,015	$187,571	$(128,190)	$59,381

As described in Note 8- Goodwill, during the first quarter of 2020, there were negative market indicators that were determined to be triggering events indicating a potential impairment of certain long-lived assets within asset groups in the Services, International, and Products and Systems segments, as well as Corporate and Eliminations. The asset groups are groupings of assets and liabilities determined at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability testing indicated that certain intangible assets and right of use assets (See Note 17-Leases) were potentially impaired. For asset groups that required an impairment measurement, similar to the valuations performed to determine the goodwill impairment, the Company used income and market approaches to estimate the fair value of the long-lived assets, which requires significant judgment in evaluation of the useful lives of the assets, economic and industry trends, estimated future cash flows, discount rates, and other factors. The result of the analysis was an aggregate impairment charge of $28.8 million, which consisted of $25.9 million to software/technology, $2.2 million to customer relationships, $0.5 million to other intangibles and $0.2 million to covenants not to compete, all of which are in the Services reporting unit within the Services segment and are included in Impairment charges on the Consolidated Statements of Income (Loss) for the year ended December 31, 2020.

Amortization expense for the years ended December 31, 2022, 2021 and 2020, was approximately $9.1 million, $9.7 million, and $11.0 million, respectively, including amortization of software/technology for these periods of $2.9 million, $3.0 million, and $3.6 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2022 related to the Company’s intangible assets is expected to be as follows (in thousands):

Expected Amortization Expense
2023	$8,915
2024	7,633
2025	5,796
2026	4,988
2027	4,664
Thereafter	17,019
Total	$49,015

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued salaries, wages and related employee benefits	$26,684	$33,816
Contingent consideration	937	1,830
Accrued workers' compensation and health benefits	3,660	3,994
Deferred revenues	7,521	6,202
Right-of-use liability - Operating	10,376	10,040
Pension accrual	2,519	2,519
Other accrued expenses	26,147	25,462
Total accrued expenses and other current liabilities	$77,844	$83,863

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Senior credit facility	$65,250	$119,500
Senior secured term loan, net of unamortized debt issuance costs of $0.5 million and $0.2 million	121,399	76,673
Other	4,602	6,392
Total debt	191,251	202,565
Less: Current portion	(7,425)	(20,162)
Long-term debt, net of current portion	$183,826	$182,403

Senior Credit Facility

Prior to entering into the New Credit Agreement (defined and described below), the Company had a credit agreement with its banking group (the "Credit Agreement") which provided the Company with a $150 million revolving credit facility and a $100 million term loan. The Credit Agreement was most recently amended on May 19, 2021 and had a maturity date of December 12, 2023.
On August 1, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) which replaced the prior Credit Agreement and provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $121.4 million as of December 31, 2022. The New Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the New Credit Agreement have a maturity date of July 30, 2027.

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

As of December 31, 2022, the Company had borrowings of $186.6 million and a total of $3.0 million of letters of credit outstanding under the New Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.4 million as of December 31, 2022, which is included in Other assets on the Consolidated Balance Sheet and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of December 31, 2022, the Company was in compliance with the terms of the New Credit Agreement. The Company continuously monitors compliance with the covenants contained in the New Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the New Credit Agreement and that sufficient credit remains available under the New Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Other Debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At December 31, 2022, there was an aggregate of approximately $4.6 million outstanding, payable at various times through 2030. Monthly payments range from $1 thousand to $15 thousand and interest rates range from 0.4% to 3.5%.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2022 are as follows (in thousands):

2023	$7,526
2024	9,711
2025	11,623
2026	12,864
2027	148,728
Thereafter	799
Total	$191,251

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	December 31,
	2022	2021
Balance at the beginning of the period:	$1,830	$1,640
Acquisitions	—	—
Payments	(938)	(938)
Accretion of liability	—	—
Revaluation	45	1,128
Foreign currency translation	—	—
Balance at the end of the period:	$937	$1,830

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

13. Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No further awards may be granted under the 2009 Plan, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual stockholders meeting on May 23, 2022, the Company’s stockholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 plan, of which approximately 1,900,000 shares were available for future grants as of December 31, 2022.

Stock Options

For each of the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any share-based compensation expense related to the stock option award, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option awards. In addition, there were no stock options exercised during the years ended December 31, 2022, 2021 and 2020.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of December 31, 2022, 2021 and 2020 as follows (in thousands, except per share amounts and years):

	For the years ended December 31,
	2022		2021		2020
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	5	$22.35	5	$22.35	5	$22.35
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Expired or forfeited	(5)	$22.35	—	$—	—	$—
Outstanding at end of year:	—	$—	5	$22.35	5	$22.35

Restricted Stock Unit Awards

Restricted Stock Units generally vest ratably on each of the first four anniversary dates of issuance. The Company recognized approximately $3.7 million, $3.5 million and $4.4 million of share-based compensation for the years ended December 31, 2022, 2021 and 2020, respectively, related to restricted stock unit awards. As of December 31, 2022, there were approximately $6.6 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.6 years. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Restricted stock awards vested	401	317	208
Fair value of awards vested	$2,524	$3,434	$837

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Awards issued	70	51	68
Grant date fair value of awards issued	$450	$525	$326

A summary of the Company's outstanding, non-vested restricted share units is as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2022		2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,208	$7.96	1,076	$7.41	559	$16.92
Granted	687	$7.59	528	$10.07	782	$3.79
Released	(401)	$6.63	(317)	$10.77	(208)	$18.71
Forfeited	(79)	$14.23	(79)	$8.82	(57)	$9.62
Outstanding at end of period:	1,415	$6.66	1,208	$7.96	1,076	$7.41

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

A summary of the Company's PRSU activity is presented as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2022		2021		2020
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	388	$10.07	333	$8.84	260	$16.77
Granted	341	$6.55	189	$12.59	292	$3.68
Performance condition adjustments, net	(376)	$7.71	(56)	$9.27	(99)	$3.82
Released	(73)	$5.17	(78)	$8.15	(120)	$17.29
Forfeited	—	$—	—	$—	—	$—
Outstanding at end of period:	280	$9.96	388	$10.07	333	$8.84

For the year ended December 31, 2022, 341,000 PRSUs were granted. There was a 376,000 net unit reduction to these awards, which represents Company performance below target, during the year ended December 31, 2022.

For the year ended December 31, 2021, 189,000 PRSUs were granted. There was a 56,000 unit reduction to these awards, which represents Company performance against target, during the year ended December 31, 2021.

For the year ended December 31, 2020, 292,000 PRSUs were granted. There was a 99,000 unit reduction to these awards, which represents Company performance against target, (including an increase of 1,000 units due to the Compensation Committee approving the final calculation of the award metrics for calendar year 2019), during the year ended December 31, 2020.

Compensation expense related to all PRSUs described above was $1.2 million, $1.4 million, and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there was $1.2 million of total unrecognized compensation costs related to approximately 280,000 unvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.3 years.

For the years ended December 31, 2022, 2021 and 2020, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $1.6 million, $1.4 million, and $0.6 million, respectively.

14. Income Taxes

Income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Income (loss) before provision (benefit) for income taxes from:
U.S. operations	$439	$1,527	$(54,190)
Foreign operations	8,855	5,761	(59,982)
Income (loss) before provision (benefit) for income taxes	$9,294	$7,288	$(114,172)

The provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
Current
Federal	$(644)	$(182)	$(6,278)
States and local	464	246	528
Foreign	3,251	3,641	4,006
Reserve for uncertain tax positions	136	(186)	(28)
Total current provision (benefit)	3,207	3,519	(1,772)
Deferred
Federal	(435)	(309)	(2,781)
States and local	242	(138)	(1,244)
Foreign	(1,614)	(1,884)	(10,045)
Reserve for uncertain tax positions	—	155	—
Total deferred benefit	(1,807)	(2,176)	(14,070)
Net change in valuation allowance	1,320	2,052	1,136
Net deferred benefit	(487)	(124)	(12,934)
Total provision (benefit) for income taxes	$2,720	$3,395	$(14,706)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows (in thousands):

	For the years ended December 31,
	2022		2021		2020
Federal tax at statutory rate	$1,952	21.0%	$1,527	21.0%	$(23,976)	21.0%
State taxes, net of federal benefit	622	6.7%	75	1.0%	(1,175)	1.0%
Foreign tax	218	2.3%	380	5.2%	(815)	0.7%
Goodwill impairment	—	—%	—	—%	10,003	(8.8)%
Nondeductible compensation	—	—%	119	1.6%	975	(0.9)%
US taxation of foreign earnings	100	1.1%	(1,041)	(14.3)%	56	—%
Permanent differences	363	3.9%	373	5.1%	944	(0.8)%
Research and Development Credit	(1,716)	(18.5)%	(214)	2.9%	(236)	0.2%
Federal loss carryback	—	—%	—	—%	(1,938)	1.7%
Change in valuation allowance	1,320	14.2%	2,052	28.2%	1,136	(1.0)%
Impact of foreign tax rate changes	(246)	(2.6)%	49	0.7%	392	(0.3)%
Other	107	1.2%	75	1.0%	(72)	0.1%
Total provision (benefit) for income taxes	$2,720	29.3%	$3,395	52.4%	$(14,706)	12.9%

The permanent differences identified above include normal recurring differences, such as meals, entertainment, and parking fringe benefits as well as a portion of the goodwill impairment charge.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act is an approximately $2 trillion emergency economic stimulus package in response to the Coronavirus outbreak, which among other things contains numerous income tax provisions. Some of these tax provisions are effective retroactively for years ending before the date of enactment. The CARES Act provides a five-year carryback of net operating losses generated in years 2018 through 2020. As the statutory federal income tax rate applicable to certain years within the carryback period is 35%, carryback to those years of our estimated 2020 annual federal tax loss provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in an increased income tax benefit of $1.9 million. The income tax effects of the CARES Act resulted in a cash refund of approximately $4.9 million in 2021 of taxes paid in prior years.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. The Appropriations Act did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In response to the COVID-19 pandemic, the American Rescue Plan Act was signed into law on March 11, 2021. This act, among other things, provides economic relief provisions to individuals and funding to certain businesses and programs. This guidance did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In August 2022 the United States enacted the Inflation Reduction Act (“IRA”) of 2022 (Public Law No. 117-169), which includes a 15% book minimum tax on corporations with financial accounting profits over 1 billion US dollars (USD) and a 1% excise tax on certain stock buybacks. The IRA also contains numerous clean energy tax incentives related to electricity production, carbon sequestration, alternative vehicles and fuels, and residential and commercial energy efficiency. The company does not expect this act to have a material impact.

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets
Allowance for doubtful accounts	$826	$677
Inventory	806	567
Intangible assets	1,178	1,733
Accrued expenses	4,365	5,662
Net operating loss carryforward	4,985	6,303
Finance lease obligations	463	741
Deferred stock based compensation	1,152	996
Interest carryforward	1,501	618
Right-of-use liability	9,886	10,786
R&D Expense	2,836	—
Credits	490	409
Other	1,495	1,353
Deferred income tax assets	29,983	29,845
Valuation allowance	(7,787)	(6,340)
Net deferred income tax assets	22,196	23,505
Deferred income tax liabilities
Property and equipment	(6,493)	(8,157)
Goodwill	(7,645)	(5,819)
Intangible assets	(3,601)	(4,935)
Right-of-use asset	(9,841)	(10,738)
Other	(122)	(67)
Deferred income tax liabilities	(27,702)	(29,716)
Net deferred income taxes	(5,506)	(6,211)

As of December 31, 2022, the Company had no federal net operating loss carry forwards (NOLs). In addition, as of December 31, 2022, the Company had state and foreign NOLs of $20.6 million and $14.1 million, respectively. Approximately $6.6 million of the state NOLs expire at various times from 2031 to 2040, while the remainder of the Company's state NOLs do not expire. Approximately $1.8 million of the foreign NOLs expire at various times from 2023 to 2041, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on future reversals of existing taxable temporary differences, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and an assessment of estimated future taxable income, exclusive of reversing temporary differences and carryforwards, that incorporates ongoing, prudent and feasible tax planning strategies. At December 31, 2022 and December 31, 2021, the Company has a valuation allowance of approximately $7.8 million and $6.3 million, respectively, primarily against certain state and foreign NOLs and other specific deferred tax assets. The net increase in the valuation allowance of approximately $0.1 million is primarily attributable to state and foreign net operating losses and changes in foreign exchange rates, offset by a reduction of expiring losses. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets. .

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties (in thousands):

	For the year ended December 31,
	2022	2021
Balance at beginning of period	$300	$347
Additions for tax positions related to the current fiscal period	—	155
Additions for tax positions related to prior years	1	1
Reductions related to the expiration of statutes of limitations	(43)	(203)
Balance at end of period	$258	$300

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, there were approximately $0.3 million and $0.3 million of unrecognized tax benefits, respectively, including penalties and interest. If the Company recognized these unrecognized tax benefits, approximately $0.3 million and $0.3 million would favorably affect the effective tax rate for both December 31, 2022 and December 31, 2021, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ended December 31, 2022, 2021 and 2020. The Company anticipates a decrease to its unrecognized tax benefits of $0.1 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2017 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before December 31, 2016.

Net income (loss) of foreign subsidiaries was $5.8 million, $3.7 million, and $(55.7) million for the years ended December 31, 2022, 2021 and 2020, respectively. Generally, it has been the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As previously noted, the Tax Act made significant changes to the taxation of undistributed earnings, requiring that all previously untaxed earnings and profits of the Company's controlled foreign operations be subjected to the transition tax. Since these earnings have now been subjected to U.S. federal tax, they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes. As of December 31, 2022, the Company has not recognized a deferred tax liability for foreign withholdings and state taxes on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. The Company has estimated that the amount of the unrecorded deferred tax liability related to undistributed international earnings is approximately $1.8 million.

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

During the third quarter of 2021, the Company re-installed the employer match which was previously suspended as part of the Company's cost reduction initiatives undertaken in 2020 due to the COVID-19 pandemic. The Company’s contribution to the plan was $3.0 million, $1.2 million, and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company's subsidiary participated with other employers in contributing to the Boilermaker-Blacksmith National Pension Trust (EIN 48-6168020) (“Boilermakers”) and Plumbers and Pipefitters National Pension Fund (EIN 52-6152779) (“Pipefitters”), multi-employer defined benefit pension plans, which covers certain U.S. based union employees. The plans provide multiple plan benefits with corresponding contribution rates that are collectively bargained between participating employers and their affiliated Boilermakers and Pipefitters local unions. Both the Boilermakers and Pipefitters plans are approximately 70 percent funded as of the latest Form 5500 filed, respectively. The Company did not make any contributions to the Boilermakers during the years ended December 31, 2022 and 2021 while making de minimis contributions to the Pipefitters plan during the same periods. See Note 18-Commitments and Contingencies, Pension Related Contingencies, for additional detail.

The Company has other benefit plans covering certain employees throughout the Company. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

The Company leases its headquarters under an operating lease from a stockholder and director of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during the year ended December 31, 2022 were approximately $1.0 million. See Note 17-Leases for further detail.

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

The Company’s Consolidated Balance Sheets include the following related to operating leases as of December 31, 2022 and 2021 (in thousands):

Leases	Classification	2022	2021
Assets:
ROU assets	Other Assets	$36,946	$42,451

Liabilities:
ROU liability - current	Accrued expenses and other current liabilities	$10,376	$10,040
ROU liability - long-term	Other long-term liabilities	28,066	34,030
Total ROU liabilities		$38,442	$44,070

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $1.8 million as of December 31, 2022 and $2.9 million as of December 31, 2021. Total rent payments for this facility were approximately $1.0 million and $1.3 million during the years ended December 31, 2022 and 2021. An agreement was reached with the related party to reduce rental payments by 12.5% for the lease of the Company’s headquarters, effective February 2022 as part of a voluntary reduction.

As of December 31, 2022 and 2021, the total ROU assets attributable to finance leases are approximately $13.0 million and $13.8 million, respectively, which is included in Property, plant, and equipment, net on the Consolidated Balance Sheets.

The components of lease costs for the year ended December 31, 2022 and 2021 are as follows (in thousands):

	Classification	2022	2021
Finance lease expense:
Amortization of ROU assets	Depreciation and amortization	$4,068	$4,111
Interest on lease liabilities	Interest expense	624	721
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	12,783	13,042
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	77	27
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	2,141	2,507
Total		$19,693	$20,408

Additional information related to leases as of December 31, 2022 and 2021 is as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases (in thousands):
Finance - financing cash flows	$4,140	$4,060
Finance - operating cash flows	624	721
Operating - operating cash flows	12,502	13,098
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$5,076	2,923
Operating leases	6,067	7,021
Weighted-average remaining lease term (in years):
Finance leases	5.1	5.4
Operating leases	4.7	5.3
Weighted-average discount rate:
Finance leases	5.5%	5.3%
Operating leases	5.6%	5.7%

Maturities of lease liabilities as of December 31, 2022 is as follows (in thousands):

	Finance	Operating
2023	$6,131	$12,109
2024	3,970	9,869
2025	2,448	7,304
2026	1,747	5,272
2027	842	4,119
Thereafter	255	5,089
Total	15,393	43,762
Less: Present value discount	1,147	5,320
Lease liability	$14,246	$38,442

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2022 approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, on December 17, 2019, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim on March 6, 2020, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability. In the year ended December 31, 2022, the Company recorded a charge of $0.1 million for a potential loss from this matter. The Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

Two proceedings have been filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases are captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California, filed on June 10, 2020, and the other was filed on September 18, 2020, behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. The two cases was consolidated and requested payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement of all claims in the cases, which was more formally documented pursuant to a settlement agreement completed October 5, 2021, as amended as of May 3, 2022. Pursuant to the settlement, the Company agreed to pay $2.3 million to resolve the allegations in these proceedings and to be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement as agreed upon by the parties received final court approval on September 26, 2022, and the Company paid the settlement proceeds and related payroll taxes to the claims administrator in the fourth quarter of 2022. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies
Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of this subsidiary required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in the subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of December 31, 2022 is approximately $2.5 million, which was incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of December 31, 2022, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.1 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

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

Acquisition and disposition related contingencies

The Company is liable for contingent consideration in connection with certain of its acquisitions. As of December 31, 2022, total potential acquisition-related contingent consideration ranged from zero to approximately $0.9 million.

During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million. On August 3, 2021, the parties amended the agreement and extended the period by 12 months. As of December 31, 2022, the commitment was fully satisfied.

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

Selected consolidated financial information by segment for the periods shown was as follows (with intercompany transactions eliminated in Corporate and eliminations):

	For the year ended December 31,
	2022	2021	2020
Revenue
Services	$573,336	$555,387	$476,164
International	112,425	117,245	107,556
Products and Systems	12,727	13,831	16,449
Corporate and eliminations	(11,115)	(9,332)	(7,598)
	$687,373	$677,131	$592,571

	For the year ended December 31,
	2022	2021	2020
Gross profit
Services	$159,049	$155,384	$141,084
International	33,591	34,282	31,046
Products and Systems	5,490	7,001	6,826
Corporate and eliminations	43	480	(425)
	$198,173	$197,147	$178,531

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	For the year ended December 31,
	2022	2021	2020
Income (loss) from operations
Services	$49,616	$48,458	$(44,222)
International	3,566	1,839	(21,855)
Products and Systems	(992)	(117)	(936)
Corporate and eliminations	(32,391)	(32,010)	(34,204)
	$19,799	$18,170	$(101,217)

	For the year ended December 31,
	2022	2021	2020
Depreciation and amortization
Services	$25,103	$25,259	$26,093
International	7,648	8,791	8,659
Products and Systems	810	928	998
Corporate and eliminations	(267)	(57)	(45)
	$33,294	$34,921	$35,705

	December 31,
	2022	2021
Intangible assets, net
Services	$43,260	$51,862
International	4,422	6,344
Products and Systems	1,208	1,042
Corporate and eliminations	125	133
	$49,015	$59,381

	December 31,
	2022	2021
Total assets
Services	$407,779	$424,058
International	104,531	111,619
Products and Systems	12,408	10,532
Corporate and eliminations	10,186	15,986
	$534,904	$562,195

	December 31,
	2022	2021
Long-lived assets
United States	$176,237	$183,052
Other Americas	108,582	120,012
Europe	41,392	48,334
	$326,211	$351,398

Refer to Note 2-Revenue, for revenues by segment and by geographic area for the years ended December 31, 2022, 2021, and 2020.

20. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for calendar years 2022, 2021, and 2020 (in thousands).

Quarter ended	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	$168,218	$178,462	$179,031	$161,662
Gross Profit	50,939	53,784	53,558	39,892
Income (loss) from operations	5,802	9,114	9,576	(4,698)
Net income (loss) attributable to Mistras Group, Inc.	$2,842	$4,373	$4,643	$(5,363)
Earnings (loss) per common share:
Basic	$0.09	$0.15	$0.15	$(0.18)
Diluted	$0.09	$0.14	$0.15	$(0.18)

Quarter ended	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenues	$171,163	$174,556	$177,677	$153,735
Gross Profit	49,594	52,216	55,336	40,001
Income (loss) from operations	2,306	9,236	11,374	(4,746)
Net income (loss) attributable to Mistras Group, Inc.	$(94)	$3,380	$5,937	$(5,362)
Earnings (loss) per common share:
Basic	$0.00	$0.11	$0.20	$(0.18)
Diluted	$0.00	$0.11	$0.20	$(0.18)

Quarter ended	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$160,777	$147,894	$124,435	$159,465
Gross Profit	49,345	47,384	41,158	40,644
Income (loss) from operations	4,652	5,742	(383)	(111,228)
Net income (loss) attributable to Mistras Group, Inc.	$181	$1,523	$(2,656)	$(98,509)
Earnings (loss) per common share:
Basic	$0.01	$0.05	$(0.09)	$(3.40)
Diluted	$0.01	$0.05	$(0.09)	$(3.40)

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange. Our internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers” in Part I of this Annual Report. The remaining information required by Item 10 is incorporated herein by reference to the relevant information to be included in our definitive proxy statement related to our 2023 annual meeting of stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2023 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2023 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2023 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2023 annual meeting of stockholders.

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
4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.2 to the Annual Report on Form 10-K filed March 27, 2020 and incorporated herein by reference)

10.1*⸸	Credit Agreement, dated August 1, 2022.
10.2
Form of Indemnification Agreement for directors and officers (filed as exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.3	Mistras Group, Inc. 2016 Long-Term Incentive Plan (filed as exhibit B to the Definitive Proxy Statement dated September 7, 2016 and incorporated herein by reference)
10.4	Amendment No. 1, dated May 19, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report Form 10-Q filed on August 7, 2020 and incorporated herein by reference)
10.5	Amendment No. 2, dated December 1, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.10 to the Annual Report on Form 10-K filed March 16, 2021.
10.6	Amendment No. 3 dated May 23, 2022 to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2022)
10.7
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

10.9	Mistras Group Severance Plan (filed as exhibit 10.11 to the Annual Report on Form 10-K filed on March 18, 2019 and incorporated herein by reference)
10.1
Employment Agreement between the Company and Sotirios J. Vahaviolos, dated February 28, 2018 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

10.11	Employment Agreement between the Company and Dennis Bertolotti, dated March 13, 2018 (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included as part of the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________
Exhibits 10.2 to 10.11 are management contracts or compensatory plans, contracts, or arrangements.
* Filed herewith.
** Furnished herewith.
⸸ This exhibit was originally filed as Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2022. The original filing had errors in the autonumbering of sections. The version filed herewith is identical to the version filed on August 1, 2022 other than to correct the numbering of the sections in the agreement.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ Dennis Bertolotti
Dennis Bertolotti
President and Chief Executive Officer

Date: March 15, 2023

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

Signature	Title	Date

/s/ Dennis Bertolotti	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Dennis Bertolotti

/s/ Edward J. Prajzner	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Edward J. Prajzner

/s/ Dr. Sotirios J. Vahaviolos	Executive Chairman and Director	March 15, 2023
Dr. Sotirios J. Vahaviolos

/s/ Nicholas DeBenedictis	Director	March 15, 2023
Nicholas DeBenedictis

/s/ James J. Forese	Director	March 15, 2023
James J. Forese

/s/ Richard H. Glanton	Director	March 15, 2023
Richard H. Glanton

/s/ Michelle J. Lohmeier	Director	March 15, 2023
Michelle J. Lohmeier

/s/ Charles P. Pizzi	Director	March 15, 2023
Charles P. Pizzi

/s/ Manuel N. Stamatakis	Director	March 15, 2023
Manuel N. Stamatakis