Form 10-K/A
period 2022-12-31
Mistras Group, Inc.
filed 2023-05-05
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Auditor Name: KPMG LLP     Auditor Location: Short Hills, New Jersey         Auditor Firm ID: 185

Explanatory Note

On March 15, 2023, Mistras Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Company is amending the Original Form 10-K due to an error in Exhibit 23.1 included in the Original Form 10-K, which resulted in Exhibit 23.1 not including the correct registration statements to be listed within the Exhibit as filed. This Amendment No. 1 to the Original Form 10-K (the “Amendment”) amends the Original Form 10-K solely to file a revised consent of our independent registered public accounting firm, KPMG LLP (“KPMG”) filed as Exhibit 23.1. The consent filed with the Original Form 10-K included the registration statement on Form S-8 (File No. 333-164688) that did not need to be included and failed to include two registration statements on Form S-8 that should have been included in the consent. The revised consent by KPMG includes the corrected registration statements on Form S-8 (File No. 333-217047, 333-254369 and 333-266573) and is filed as Exhibit 23.1 hereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Principal Executive Officer and Principal Financial Officer are being filed as exhibits to this Amendment.

Except as described above, no other amendments are being made to the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the revised consent of KPMG discussed above.

The following documents are filed as exhibits to this Amendment pursuant to Item 601 of Regulation S-K. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K.

Exhibit No.	Description

23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ Edward Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer

Date: May 5, 2023