Form 10-Q
period 2023-03-31
Mistras Group, Inc.
filed 2023-05-05
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
☐ Yes  ☒ No

As of May 1, 2023, the registrant had 30,301,985 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$16,717	$20,488
Accounts receivable, net	120,425	123,657
Inventories	14,763	13,556
Prepaid expenses and other current assets	14,008	10,181
Total current assets	165,913	167,882
Property, plant and equipment, net	78,816	77,561
Intangible assets, net	47,360	49,015
Goodwill	199,956	199,635
Deferred income taxes	326	779
Other assets	38,448	40,032
Total assets	$530,819	$534,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,640	$12,532
Accrued expenses and other current liabilities	77,127	77,844
Current portion of long-term debt	7,372	7,425
Current portion of finance lease obligations	4,752	4,201
Income taxes payable	333	1,726
Total current liabilities	103,224	103,728
Long-term debt, net of current portion	181,972	183,826
Obligations under finance leases, net of current portion	11,170	10,045
Deferred income taxes	7,874	6,283
Other long-term liabilities	30,431	32,273
Total liabilities	334,671	336,155
Commitments and contingencies (Note 14)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 30,230,446 and 29,895,487 shares issued and outstanding	302	298
Additional paid-in capital	244,131	243,031
Accumulated deficit	(16,475)	(11,489)
Accumulated other comprehensive loss	(32,117)	(33,390)
Total Mistras Group, Inc. stockholders’ equity	195,841	198,450
Non-controlling interests	307	299
Total equity	196,148	198,749
Total liabilities and equity	$530,819	$534,904

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Loss
(in thousands, except per share data)

	Three months ended March 31,
	2023	2022

Revenue	$168,016	$161,662
Cost of revenue	116,051	115,758
Depreciation	5,888	6,012
Gross profit	46,077	39,892
Selling, general and administrative expenses	42,823	41,922
Reorganization and other costs	2,076	114
Legal settlement and insurance recoveries, net	—	(841)
Research and engineering	480	551
Depreciation and amortization	2,525	2,795
Acquisition-related expense, net	3	49
Loss from operations	(1,830)	(4,698)
Interest expense	4,068	1,938
Loss before benefit for income taxes	(5,898)	(6,636)
Benefit for income taxes	(920)	(1,283)
Net Loss	(4,978)	(5,353)
Less: net income attributable to noncontrolling interests, net of taxes	8	10
Net Loss attributable to Mistras Group, Inc.	$(4,986)	$(5,363)

Loss per common share
Basic	$(0.17)	$(0.18)
Diluted	$(0.17)	$(0.18)
Weighted-average common shares outstanding:
Basic	30,021	29,634
Diluted	30,021	29,634

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended March 31,
	2023	2022

Net Loss	$(4,978)	$(5,353)
Other comprehensive loss:
Foreign currency translation adjustments	$1,273	$555
Comprehensive Loss	(3,705)	(4,798)
Less: net income attributable to noncontrolling interest	8	10
Comprehensive loss attributable to Mistras Group, Inc.	$(3,713)	$(4,808)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(4,986)	—	(4,986)	8	(4,978)
Other comprehensive income (loss), net of tax	—	—	—	—	1,273	1,273	—	1,273
Share-based payments	—	—	1,877	—	—	1,877	—	1,877
Net settlement of restricted stock units	335	4	(777)	—	—	(773)	—	(773)
Balance at March 31, 2023	30,230	$302	$244,131	$(16,475)	$(32,117)	$195,841	$307	$196,148

Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income (loss)	—	—	—	(5,363)	—	(5,363)	10	(5,353)
Other comprehensive income, net of tax	—	—	—	—	555	555	—	555
Share-based payments	—	—	1,515	—	—	1,515	—	1,515
Net settlement of restricted stock units	174	2	(546)	—	—	(544)	—	(544)
Balance at March 31, 2022	29,720	$297	$239,656	$(23,351)	$(19,756)	$196,846	$239	$197,085

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(4,978)	$(5,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,413	8,807
Deferred income taxes	1,801	196
Share-based compensation expense	1,877	1,515
Bad debt provision for troubled customers, net of recoveries	(30)	—
Fair value adjustments to contingent consideration	—	45
Foreign currency loss	219	686
Other	(315)	86
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	3,777	(17,831)
Inventories	(1,137)	(96)
Prepaid expenses and other assets	(4,234)	3,421
Accounts payable	992	(440)
Accrued expenses and other liabilities	(766)	3,605
Income taxes payable	(248)	493
Payment of contingent consideration liability in excess of acquisition-date fair value	(938)	(533)
Net cash provided by (used in) operating activities	4,433	(5,399)
Cash flows from investing activities
Purchase of property, plant and equipment	(4,332)	(3,061)
Purchase of intangible assets	(361)	(151)
Proceeds from sale of equipment	233	475
Net cash used in investing activities	(4,460)	(2,737)
Cash flows from financing activities
Repayment of finance lease obligations	(1,174)	(1,076)
Repayment of long-term debt	(1,904)	(4,152)
Proceeds from revolver	27,000	26,000
Repayment of revolver	(27,100)	(15,500)
Payment of contingent consideration for business acquisitions	—	(405)
Taxes paid related to net share settlement of share-based awards	(773)	(544)
Net cash provided by (used in) financing activities	(3,951)	4,323
Effect of exchange rate changes on cash and cash equivalents	207	(376)
Net change in cash and cash equivalents	(3,771)	(4,189)
Cash and cash equivalents at beginning of period	20,488	24,110
Cash and cash equivalents at end of period	$16,717	$19,921
Supplemental disclosure of cash paid (received)
Interest, net	$5,112	$1,711
Income taxes, net of refunds	$1,949	$(4,661)
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,800	$848
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

The Company has three operating segments. During the first quarter of 2023, the Company renamed the Services segment to more closely align to the geographical area in which the Segment operates. We did not recast the corresponding financial information for the historical periods presented, as there was no change in the manner which our chief operating decision maker reviews the financial results of each Segment and allocates resources. Our Segments, with the updated naming convention, are as follows:

•North America (Referred to as "Services" in prior filings). This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

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

Recent Developments

Overall, the Company has taken actions to help ensure the health and safety of Company employees and those of its customers and suppliers; maintain business continuity and financial strength and stability; and serve customers as they provide essential products and services to the world.

During 2022, the Company experienced unfavorable foreign currency exchange impacts as it relates to the Company's European operations, which has continued in 2023. Additionally, the Russian-Ukrainian war continues to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. The

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Company’s European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war.

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

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2023 and December 31, 2022.

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's 2022 Annual Report on Form 10-K ("2022 Annual Report").

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2022 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2022 Annual Report, there have been no material changes to the Company's significant accounting policies.

Income Taxes
As of March 31, 2023, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company’s effective income tax rate was approximately 15.6% and 19.3% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate benefit for the three months ended March 31, 2023 was lower than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended March 31, 2023	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$89,773	$8,855	$37	$—	$98,665
Aerospace & Defense	13,611	4,980	11	—	18,602
Industrials	9,302	6,053	558	—	15,913
Power generation & Transmission	4,987	1,657	1,326	—	7,970
Other Process Industries	9,109	3,237	27	—	12,373
Infrastructure, Research & Engineering	2,483	2,136	1,142	—	5,761
Petrochemical	5,137	145	—	—	5,282
Other	2,530	2,344	638	(2,062)	3,450
Total	$136,932	$29,407	$3,739	$(2,062)	$168,016

Three Months Ended March 31, 2022	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$86,613	$7,572	$38	$—	$94,223
Aerospace & Defense	15,022	4,940	108	—	20,070
Industrials	9,007	5,528	502	—	15,037
Power generation & Transmission	3,822	2,562	845	—	7,229
Other Process Industries	10,293	3,518	1	—	13,812
Infrastructure, Research & Engineering	2,506	2,039	897	—	5,442
Petrochemical	3,045	78	—	—	3,123
Other	2,638	1,901	545	(2,358)	2,726
Total	$132,946	$28,138	$2,936	$(2,358)	$161,662

Revenue per key geographic location was as follows:

Three Months Ended March 31, 2023	North America	International	Products & Systems	Corp/Elim	Total
United States	$120,600	$309	$1,801	$(598)	$122,112
Other Americas	14,270	3,489	326	(432)	17,653
Europe	1,412	24,183	261	(826)	25,030
Asia-Pacific	650	1,426	1,351	(206)	3,221
Total	$136,932	$29,407	$3,739	$(2,062)	$168,016

Three Months Ended March 31, 2022	North America	International	Products & Sytems	Corp/Elim	Total
United States	$113,935	$173	$1,351	$(655)	$114,804
Other Americas	18,052	1,341	16	(609)	18,800
Europe	744	25,920	580	(924)	26,320
Asia-Pacific	215	704	989	(170)	1,738
Total	$132,946	$28,138	$2,936	$(2,358)	$161,662

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

Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of such year was $3.1 million and $2.2 million for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
3.    Share-Based Compensation

The Company has granted share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No awards have been granted under the 2009 Plan since the 2016 Plan was approved by shareholders in 2016, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 23, 2022, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,100,000 shares were available for future grants as of March 31, 2023.

Stock Options

During the three months ended March 31, 2022, all remaining outstanding stock options expired. For each of the three months ended March 31, 2023 and 2022, the Company did not recognize any share-based compensation expense related to the stock option award.

Restricted Stock Unit Awards

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.9 million and $0.9 million, respectively. As of March 31, 2023, there was $10.0 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 3.1 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Three months ended March 31,
	2023	2022
Restricted stock awards vested	338	226
Fair value of awards vested	$1,946	$1,502

A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Three months ended March 31,
	2023	2022
Awards issued	48	34
Grant date fair value of awards issued	$275	$225

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Three months ended March 31,
	2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,415	$6.66	1,208	$7.96
Granted	542	$8.50	675	$7.65
Released	(338)	$5.76	(226)	$13.73
Forfeited	(22)	$7.82	(7)	$10.50
Outstanding at end of period:	1,597	$7.44	1,650	$7.16

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

For 2022, the Compensation Committee utilized the same structure for the Company’s equity incentive compensation plan for its executive officers as 2021, and approved the new target awards for 2022. The three metrics were:
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
3.Total Shareholder Return (TSR) measures the total return to shareholders of the Company during 2021 versus the total return to the shareholders of a predefined peer group of companies that provide inspection, testing, certification or similar industrial services. The return will be measured by the year over year percent change in share price. The share prices used to calculate the return are the average share price during the 20-trading day period ending on the initial measurement date (the last 20 trading days of 2021), compared to the average share price during the 20-trading day period ending on the final measurement date (the last 20 trading days of 2022). Any cash dividends or distributions paid in 2022 will be added to calculate the return to shareholders during the year. TSR is considered a market condition for which the fair value of PRSUs with this condition is determined using a Monte Carlo valuation model. Key assumptions in the Monte Carlo valuation model included:
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

For 2023, the Compensation Committee made changes to the Company's equity incentive compensation plan for its executive officers including modifying the metrics utilized, and approved the new target awards for 2023. The three metrics are:
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
3.Revenue

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's PRSU activity is as follows:

	Three months ended March 31,
	2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	280	$9.96	388	$10.07
Granted	282	$8.50	341	$6.55
Performance condition adjustments	(32)	$6.55	(56)	$10.47
Released	(64)	$5.58	(17)	$6.85
Forfeited	(84)	$6.95	—	$—
Outstanding at end of period:	382	$9.12	656	$12.18

During the three months ended March 31, 2023 and March 31, 2022, the Compensation Committee approved the final calculation of the award metrics for calendar year 2022 and 2021, respectively. As a result, the calendar year 2023 PRSUs decreased by approximately 32,000 units as a result of the final calculation of award metrics.

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.7 million and $0.3 million, respectively. At March 31, 2023, there was $2.8 million of total unrecognized compensation costs related to approximately 382,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted loss per share:

	Three months ended March 31,
	2023	2022

Basic loss per share
Numerator:
Net loss attributable to Mistras Group, Inc.	$(4,986)	$(5,363)
Denominator:
Weighted average common shares outstanding	30,021	29,634
Basic loss per share	$(0.17)	$(0.18)

Diluted loss per share:
Numerator:
Net loss attributable to Mistras Group, Inc.	$(4,986)	$(5,363)
Denominator:
Weighted average common shares outstanding	30,021	29,634
Dilutive effect of restricted stock units outstanding (1)	—	—
	30,021	29,634
Diluted loss per share	$(0.17)	$(0.18)
_______________
(1) For the three months ended March 31, 2023 and 2022, 1,513,000 and 1,212,000 shares, respectively, related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Loss and were as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Due diligence, professional fees and other transaction costs	$3	$4
Adjustments to fair value of contingent consideration liabilities	—	45
Acquisition-related expense, net	$3	$49

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

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2023	December 31, 2022

Trade accounts receivable	$124,066	$127,767
Allowance for credit losses	(3,641)	(4,110)
Accounts receivable, net	$120,425	$123,657

The Company had $21.6 million and $13.5 million of unbilled revenue accrued as of March 31, 2023 and December 31, 2022, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking its damages. The Company recorded a full reserve for this receivable during 2019 and the status of this situation has not changed since 2019 through March 31, 2023. See Note 14-Commitments and Contingencies and Note 16 - Subsequent Events for additional details.

7.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Raw materials and consumable supplies	$8,195	$7,745
Work in progress and finished goods	6,568	5,811
Inventories	$14,763	$13,556

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2023	December 31, 2022

Land		$2,447	$2,529
Buildings and improvements	30-40	25,457	24,800
Office furniture and equipment	5-8	18,644	18,057
Machinery and equipment	5-7	257,227	251,282
		303,775	296,668
Accumulated depreciation and amortization		(224,959)	(219,107)
Property, plant and equipment, net		$78,816	$77,561

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $6.3 million and $6.6 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2022	$185,710	$13,925	$—	$199,635
Foreign currency translation	80	241		321
Balance at March 31, 2023	$185,790	$14,166	$—	$199,956

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2022 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through March 31, 2023, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

10.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2023			December 31, 2022
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$110,094	$(85,850)	$24,244	$109,683	$(84,130)	$25,553
Software/Technology	3-15	51,570	(29,498)	22,072	51,028	(28,669)	22,359
Covenants not to compete	2-5	12,495	(12,429)	66	12,488	(12,416)	72
Other	2-12	10,406	(9,428)	978	10,389	(9,358)	1,031
Total		$184,565	$(137,205)	$47,360	$183,588	$(134,573)	$49,015

Amortization expense for the three months ended March 31, 2023 and 2022 was approximately $2.1 million and $2.4 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022

Accrued salaries, wages and related employee benefits	$25,855	$26,684
Contingent consideration, current portion	—	937
Accrued workers’ compensation and health benefits	3,789	3,660
Deferred revenue	9,257	7,521
Pension accrual	2,519	2,519
Right-of-use liability - Operating	10,216	10,376
Other accrued expenses	25,491	26,147
Total	$77,127	$77,844

12.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022

Senior credit facility	$65,150	$65,250
Senior secured term loan, net of unamortized debt issuance costs of $0.5 million and $0.5 million, respectively	119,863	121,399
Other	4,331	4,602
Total debt	189,344	191,251
Less: Current portion	(7,372)	(7,425)
Long-term debt, net of current portion	$181,972	$183,826

Senior Credit Facility

Prior to entering into the Credit Agreement (defined and described below), the Company had a credit agreement with its banking group (the "Prior Credit Agreement") which provided the Company with a $150 million revolving credit facility and a $100 million term loan. The Prior Credit Agreement was most recently amended on May 19, 2021 and had a maturity date of December 12, 2023.
On August 1, 2022, the Company entered into a new credit agreement (the “Credit Agreement”) which replaced the Prior Credit Agreement and provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $120 million as of March 31, 2023. The Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

The Credit Agreement has the following key terms, conditions and financial covenants:

•Borrowings bear interest at Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio (defined below); under the Prior Credit Agreement, the margin was based upon the LIBOR margin.
◦Total Consolidated Debt Leverage Ratio means the ratio of (a) Total Consolidated Debt to (b) EBITDA (as defined in the Credit Agreement) for the trailing four consecutive fiscal quarters.
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

•The Company has to maintain a Fixed Charge Coverage Ratio of 1.25 to 1.0 for the duration of the New Credit Agreement, as defined in the Credit Agreement.

•The Credit Agreement limits the Company’s ability to, among other things, create liens, make investments, incur more indebtedness, merge or consolidate, make dispositions of property, pay dividends, make distributions to stockholders or repurchase our stock, enter into a new line of business, enter into transactions with affiliates and enter into burdensome agreements.

•The Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except that the acquired business or company must be in the Company's line of business, the Company must be in compliance with the financial covenants on a pro forma basis after taking into account the acquisition, and the Company must provide written notice at least five business days prior to the date of an acquisition of $10 million or more.

•Quarterly payments on the term loan of $1.56 million through June 30, 2024, then increasing to $2.34 million through June 30, 2025, and to $3.12 million for each quarterly payment thereafter through maturity.

The Credit Agreement was accounted for as a modification and the Company expensed $0.8 million in unamortized capitalized debt issuance costs and fees during the three months ended September 30, 2022, which was included in selling, general and administrative expenses on the Consolidated Statements of Income (Loss). The Company incurred $1.6 million in financing costs for the Credit Agreement, of which $0.2 million of third party costs were expensed and included in selling, general and administrative expenses on the Consolidated Statements of Income (Loss) during the three months ended September 30, 2022.

As of March 31, 2023, the Company had borrowings of $185.0 million and a total of $2.6 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.4 million as of March 31, 2023, which is included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of March 31, 2023, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement.

Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At March 31, 2023, there was an aggregate of approximately $4.3 million outstanding, payable at various times through 2030. Monthly payments range from $0.7 thousand to $16 thousand and interest rates range from 0.4% to 3.5%.

13.    Fair Value Measurements

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Three months ended March 31,
	2023	2022
Beginning balance	$938	$1,831
Payments	(938)	(938)
Revaluation	—	45
Ending balance	$—	$938

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of March 31, 2023, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District on December 17, 2019, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim on March 6, 2020, alleging breach of contract and seeking recovery of its alleged damages. The Company believes that any successful claim by the customer regarding the Company’s workmanship will be covered by insurance, subject to payment of a deductible. At this time, the Company is unable to determine whether it has any liability in connection with this matter and if so, the amount or range of any such liability. In the year ended December 31, 2022, the Company recorded a charge of $0.1 million for a potential loss from this matter. The Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables. See Note 16 - Subsequent Events, for updated information on this matter.

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

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in the subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of March 31, 2023 is approximately $2.5 million, which were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of March 31, 2023, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company's estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.2 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

15.    Segment Disclosure

As noted in Note 1-Description of Business and Basis of Presentation, the Company updated the naming convention of one of our three operating segments and the updates are reflected below. Our three operating segments are:

•North America. This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

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

Costs incurred for general corporate services, including finance, legal, and certain other costs that are provided to the segments are reported within Corporate and eliminations. Sales to the International segment from the Products and Systems segment and subsequent sales by the International segment of the same items are recorded and reflected in the operating performance of both

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
segments. Additionally, engineering charges and royalty fees charged to the North America and International segments by the Products and Systems segment are reflected in the operating performance of each segment.

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

	Three months ended March 31,
	2023	2022
Revenue
North America	$136,932	$132,946
International	29,407	28,138
Products and Systems	3,739	2,936
Corporate and eliminations	(2,062)	(2,358)
	$168,016	$161,662

	Three months ended March 31,
	2023	2022
Gross profit
North America	$36,637	$30,526
International	7,367	8,190
Products and Systems	2,063	1,168
Corporate and eliminations	10	8
	$46,077	$39,892

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended March 31,
	2023	2022
Income (loss) from operations
North America	$9,378	$3,761
International	(568)	284
Products and Systems	384	(582)
Corporate and eliminations	(11,024)	(8,161)
	$(1,830)	$(4,698)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2023	2022
Depreciation and amortization
North America	$6,357	$6,593
International	1,859	2,058
Products and Systems	256	218
Corporate and eliminations	(59)	(62)
	$8,413	$8,807

	March 31, 2023	December 31, 2022
Intangible assets, net
North America	$41,746	$43,260
International	4,117	4,422
Products and Systems	1,295	1,208
Corporate and eliminations	202	125
	$47,360	$49,015

	March 31, 2023	December 31, 2022
Total assets
North America	$394,280	$407,779
International	104,782	104,531
Products and Systems	13,415	12,408
Corporate and eliminations	18,342	10,186
	$530,819	$534,904

Refer to Note 2–Revenue, for revenue by geographic area for the three months ended March 31, 2023 and 2022.

16.    Subsequent Events

On April 25, 2023, the Company settled the outstanding litigation described in Note 14-Commitments and Contingencies, Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, pending in Texas state court. The lawsuit involves a claim against a customer for unpaid receivables and the customer’s counterclaim related to inspection of welds on various pipeline projects in Texas. The settlement will result in a payment by the Company of $0.3 million (which the Company estimates is significantly less than the cost of going to trial) and a release of its claim for $1.4 million of associated past due receivables which were fully reserved for in prior periods. The settlement is contingent on the parties executing a settlement agreement, which will include a release of all claims related to the matter and dismissal of the case with prejudice.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three months ended March 31, 2023 and 2022. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2022 Annual Report as well as those discussed in this Quarterly Report on Form 10-Q and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

Our operations consist of three reportable segments: North America (which we previously referred to as our Services segment), International, and Products and Systems.
•North America provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.
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

Recent Developments

Issues related to the COVID-19 coronavirus (COVID-19) pandemic have subsided significantly during 2023 as compared to 2022. The Russian-Ukrainian war is creating disruption in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations.

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

Earlier in 2022, the Company eliminated substantially all of the COVID related cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of March 31, 2023, the cash balance was approximately $16.7 million, and with our Credit Agreement, provides us with significant liquidity.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of inflationary pressures may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing higher energy costs, among other increased costs, due in part to the Russian-Ukrainian war. The Company will continue to monitor market conditions and respond accordingly

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) from operations before special items” is used for each of our three operating segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Revenues	$168,016	$161,662
Gross profit	46,077	39,892
Gross profit as a % of Revenue	27.4%	24.7%
Loss from operations	(1,830)	(4,698)
Loss from Operations as a % of Revenue	(1.1)%	(2.9)%
Loss before benefit for income taxes	(5,898)	(6,636)
Net Loss	(4,978)	(5,353)
Net Loss attributable to Mistras Group, Inc.	$(4,986)	$(5,363)

Revenue

Revenue was $168.0 million for the three months ended March 31, 2023, an increase of $6.4 million, or 3.9%, compared with the three months ended March 31, 2022.

Revenue by segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
	2023	2022
Revenue
North America	$136,932	$132,946
International	29,407	28,138
Products and Systems	3,739	2,936
Corporate and eliminations	(2,062)	(2,358)
Total	$168,016	$161,662

Three Months

In the three months ended March 31, 2023, total revenue increased 3.9% versus the prior year comparable period due predominantly to a single-digit organic increase. North America segment revenue increased 3.0%, driven predominantly by a single-digit organic increase and increased turnarounds in the current year, minimally offset by low single-digit unfavorable impact of foreign exchange rates. International segment revenue increased 4.6%, due predominantly to high single-digit organic growth mostly offset by mid single-digit unfavorable impact of foreign exchange rates. Products and Systems segment revenue increased by 27.3%, due to increased sales volume and shipments as compared to the prior period.

Oil and gas customer revenue comprised approximately 59% and 58% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Aerospace and defense customer revenue comprised approximately 11% and 12% of total revenue for the three months ended March 31, 2023 and 2022, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the three months ended March 31, 2023, as compared to 34% for the three months ended March 31, 2022, with no customer accounting for 10% or more of total revenue in either three-month period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2023	2022
Oil and Gas Revenue by sub-category
Upstream	$36,939	$32,265
Midstream	21,231	24,907
Downstream	40,495	37,051
Total	$98,665	$94,223

For the three months ended March 31, 2022, the Company reclassified $9.4 million from Upstream to Downstream in order to reflect the proper classification in the current period. Oil and gas upstream customer revenue increased approximately $4.7 million, or 14%, due primarily to market share gains and increased exploration activity as compared to the prior period. Midstream customer revenues decreased approximately $(3.7) million, or (15)%, due to decreased pipe inspection services performed as compared to the prior year quarter. Downstream customer revenues increased $3.4 million or, 9%, primarily due to increased customer turnarounds in the current year that were delayed in the prior period.

	Three months ended March 31,
	2023	2022
Revenue by type
Field Services	$109,680	$105,495
Shop Laboratories	13,132	13,089
Data Solutions	16,812	12,399
Other	28,392	30,679
Total	$168,016	$161,662

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue increased by $4.2 million as compared to the prior year primarily due to increases in sales volume in our oil and gas and petrochemical end markets for our North America and International segments and increased sales volumes within our the power generation and infrastructure end markets for our Products segment.

Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop revenues were flat as compared to the prior year quarter due to similar sales volumes related to our aerospace end market in both periods.

Data Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics which offer insights and generate value from asset protection. Data Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations. Data Solutions revenue increased by $4.4 million due to increased sales volume within PCMS, Onstream and other Data Solutions offerings within our North America segment.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenues decreased approximately $2.3 million as compared to the prior year primarily due to decreased sales within the defense sector within the North America segment offset by increased private space shop related activities during the quarter.

Gross Profit

Gross profit increased by $6.2 million, or 15.5%, in the three months ended March 31, 2023 versus the prior year comparable period, on a increase in revenue of 3.9%.

Gross profit by segment for the three months ended March 31, 2023 and 2022 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2023	2022
Gross profit
North America	$36,637	$30,526
% of segment revenue	26.8%	23.0%
International	7,367	8,190
% of segment revenue	25.1%	29.1%
Products and Systems	2,063	1,168
% of segment revenue	55.2%	39.8%
Corporate and eliminations	10	8
	$46,077	$39,892
% of total revenue	27.4%	24.7%

Three Months

Gross profit margin was 27.4% and 24.7% for the three-month periods ended March 31, 2023 and 2022, respectively. North America segment realized an increase of 3.8% in gross profit margin to 26.8% during the three months ended March 31, 2023. This was primarily due to better sales mix in the period and increased rebates received for insurance claims as compared to the prior year period. International segment realized a 4.0% decrease in gross profit margin to 25.1% during the three months ended March 31, 2023 due primarily to sales mix and increased energy costs in the current period. Products and Systems segment gross margin had a increase of 15.4% to 55.2% during the three months ended March 31, 2023 due to increased sales volume and better sales mix, as compared to the prior period.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Operating Expenses
Selling, general and administrative expenses	$42,823	$41,922
Reorganization and other costs	2,076	114
Research and engineering	480	551
Depreciation and amortization	2,525	2,795
Legal settlement and insurance recoveries, net	—	(841)
Acquisition-related expense, net	3	49

Three Months

Operating expenses increased $3.3 million, or 7.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Selling, general and administrative expenses increased $0.9 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to increased costs and unfavorable foreign exchange impact as compared to the prior period. Reorganization and other costs increased by approximately $2.0 million as compared to the prior year due primarily to an increase in severance costs during the period, including separation of the former COO, as well as other restructuring costs. Depreciation and amortization decreased $0.3 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income from operations to income (loss) before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended March 31,
	2023	2022
North America:
Income from operations (GAAP)	$9,378	$3,761
Reorganization and other costs	61	27
Legal settlement and insurance recoveries, net	—	(841)
Acquisition-related expense, net	—	44
Income from operations before special items (non-GAAP)	$9,439	$2,991
International:
Income (Loss) from operations (GAAP)	$(568)	$284
Reorganization and other costs	107	87
Income (Loss) from operations before special items (non-GAAP)	$(461)	$371
Products and Systems:
Income (Loss) from operations (GAAP)	$384	$(582)
Income (Loss) from operations before special items (non-GAAP)	$384	$(582)
Corporate and Eliminations:
Loss from operations (GAAP)	$(11,024)	$(8,161)
Reorganization and other costs	1,908	—
Acquisition-related expense, net	3	5
Loss from operations before special items (non-GAAP)	$(9,113)	$(8,156)
Total Company:
Loss from operations (GAAP)	$(1,830)	$(4,698)
Reorganization and other costs	2,076	114
Legal settlement and insurance recoveries, net	—	(841)
Acquisition-related expense, net	3	49
Income (Loss) from operations before special items (non-GAAP)	$249	$(5,376)

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended March 31, 2023, the loss from operations (GAAP) decreased $2.9 million or 61.0%, compared with the three months ended March 31, 2022, while the income (loss) before special items (non-GAAP) improved by $5.6 million, or 104.6%. As a percentage of revenue, the income (loss) before special items improved by 340 basis points to 0.1% in the three months ended March 31, 2023 from (3.3)% in the three months ended March 31, 2022.

Interest Expense

Interest expense was approximately $4.1 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase was a result of a change in the effective interest rate, due to a lower leverage ratio and the elimination of the minimum LIBOR floor.

 Income Taxes

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Our effective income tax rate was approximately 15.6% and 19.3% for the three months ended March 31, 2023 and 2022, respectively.

The effective income tax rate benefit for the three months ended March 31, 2023 was lower than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation. The effective income tax rate for the three months ended March 31, 2022 was lower than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$4,433	$(5,399)
Investing activities	(4,460)	(2,737)
Financing activities	(3,951)	4,323
Effect of exchange rate changes on cash	207	(376)
Net change in cash and cash equivalents	$(3,771)	$(4,189)

Cash Flows from Operating Activities

During the three months ended March 31, 2023, cash provided by operating activities was $4.4 million, representing a year-on-year increase of $9.8 million, or 182%. The increase was primarily attributable to an improved days sales outstanding and movements in working capital, as compared to the prior year quarter.

Cash Flows from Investing Activities

During the three months ended March 31, 2023 and 2022, cash used in investing activities was $4.5 million primarily attributable to increased expenditures for vehicles leased related to customer projects that will be occurring in the remaining quarters of 2023 which did not exist in the prior period.

Cash Flows from Financing Activities

Net cash used by financing activities was $4.0 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $4.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, net borrowings of debt were approximately $8.4 million higher as compared to 2022 resulting in debt paydown during the period. In addition, $0.2 million more taxes were paid related to net share settlement of share-based awards during the three months ended March 31, 2023.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.2 million in the three months ended March 31, 2023, compared to a decrease of $0.4 million for the three months ended March 31, 2022.

Cash Balance and Credit Facility Borrowings

As of March 31, 2023, we had cash and cash equivalents totaling $16.7 million and $122.2 million of unused commitments under our Credit Agreement with borrowings of $185.0 million and $2.6 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2023, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 12- Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2022 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2022 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2022 Annual Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14-Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2022 Annual Report, except as disclosed in such Note 14-Commitments and Contingencies and Note 16-Subsequent Events.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2022 Annual Report. Except as described below, there have been no material changes to the risk factors previously disclosed in the 2022 Annual Report.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 31, 2023	—	$—
February 28, 2023	—	$—
March 31, 2023	135,338	$5.92

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release between Jonathan Wolk and Registrant (filed as exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2023 and incorporated herein by reference).

10.2	Description of Compensation for Non-Employee Directors effective January 1, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

Exhibits 10.1 and 10.2 are management contracts or compensation plans, contracts or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: May 5, 2023