Form 10-Q
period 2023-06-30
Mistras Group, Inc.
filed 2023-08-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
☐ Yes  ☒ No

As of August 3, 2023, the registrant had 30,301,985 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$17,999	$20,488
Accounts receivable, net	118,773	123,657
Inventories	16,067	13,556
Prepaid expenses and other current assets	17,991	10,181
Total current assets	170,830	167,882
Property, plant and equipment, net	81,297	77,561
Intangible assets, net	46,145	49,015
Goodwill	201,586	199,635
Deferred income taxes	915	779
Other assets	40,173	40,032
Total assets	$540,946	$534,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,014	$12,532
Accrued expenses and other current liabilities	78,972	77,844
Current portion of long-term debt	7,550	7,425
Current portion of finance lease obligations	5,188	4,201
Income taxes payable	980	1,726
Total current liabilities	109,704	103,728
Long-term debt, net of current portion	176,121	183,826
Obligations under finance leases, net of current portion	12,441	10,045
Deferred income taxes	10,103	6,283
Other long-term liabilities	32,044	32,273
Total liabilities	340,413	336,155
Commitments and contingencies (Note 14)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 30,301,985 and 29,895,487 shares issued and outstanding	302	298
Additional paid-in capital	245,058	243,031
Accumulated deficit	(16,138)	(11,489)
Accumulated other comprehensive loss	(29,035)	(33,390)
Total Mistras Group, Inc. stockholders’ equity	200,187	198,450
Non-controlling interests	346	299
Total equity	200,533	198,749
Total liabilities and equity	$540,946	$534,904

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$176,030	$179,031	$344,046	$340,693
Cost of revenue	120,442	119,980	236,493	235,738
Depreciation	5,866	5,493	11,754	11,505
Gross profit	49,722	53,558	95,799	93,450
Selling, general and administrative expenses	41,484	40,856	84,305	82,777
Bad debt provision for troubled customers, net of recoveries	—	289	—	289
Reorganization and other costs	1,240	(180)	3,316	(65)
Legal settlement and insurance recoveries, net	150	(153)	150	(994)
Research and engineering	511	522	991	1,073
Depreciation and amortization	2,443	2,635	4,969	5,430
Acquisition-related expense, net	1	13	3	63
Income from operations	3,893	9,576	2,065	4,877
Interest expense	3,858	2,117	7,927	4,055
Income before provision (benefit) for income taxes	35	7,459	(5,862)	822
Provision (benefit) for income taxes	(341)	2,793	(1,260)	1,509
Net Income (Loss)	376	4,666	(4,602)	(687)
Less: net income attributable to noncontrolling interests, net of taxes	39	23	47	33
Net Income (Loss) attributable to Mistras Group, Inc.	$337	$4,643	$(4,649)	$(720)

Earnings (loss) per common share
Basic	$0.01	$0.15	$(0.15)	$(0.02)
Diluted	$0.01	$0.15	$(0.15)	$(0.02)
Weighted-average common shares outstanding:
Basic	30,368	29,957	30,214	29,840
Diluted	30,660	30,233	30,214	29,840

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income (loss)	$376	$4,666	$(4,602)	$(687)
Other comprehensive loss:
Foreign currency translation adjustments	3,082	(8,531)	4,355	(7,976)
Comprehensive Loss	3,458	(3,865)	(247)	(8,663)
Less: net income attributable to noncontrolling interest	39	23	47	33
Comprehensive loss attributable to Mistras Group, Inc	$3,419	$(3,888)	$(294)	$(8,696)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at March 31, 2023	30,230	$302	$244,131	$(16,475)	$(32,117)	$195,841	$307	$196,148
Net income	—	—	—	337	—	337	39	376
Other comprehensive loss, net of tax	—	—	—	—	3,082	3,082	—	3,082
Share-based compensation	—	—	1,091	—	—	1,091	—	1,091
Net settlement of restricted stock units	72	—	(164)	—	—	(164)	—	(164)
Balance at June 30, 2023	30,302	$302	$245,058	$(16,138)	$(29,035)	$200,187	$346	$200,533

Balance at March 31, 2022	29,720	$297	$239,656	$(23,351)	$(19,756)	$196,846	$239	$197,085
Net income	—	—	—	4,643	—	4,643	23	4,666
Other comprehensive income, net of tax	—	—	—	—	(8,531)	(8,531)	—	(8,531)
Share-based payments	—	—	1,255	—	—	1,255	—	1,255
Net settlement of restricted stock units	87	—	(214)	—	—	(214)	—	(214)
Balance at June 30, 2022	29,807	$297	$240,697	$(18,708)	$(28,287)	$193,999	$262	$194,261

	Six months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(4,649)	—	(4,649)	47	(4,602)
Other comprehensive loss, net of tax	—	—	—	—	4,355	4,355	—	4,355
Share-based compensation	—	—	2,968	—	—	2,968	—	2,968
Net settlement of restricted stock units	407	4	(941)	—	—	(937)	—	(937)
Balance at June 30, 2023	30,302	$302	$245,058	$(16,138)	$(29,035)	$200,187	$346	$200,533

Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income	—	—	—	(720)	—	(720)	33	(687)
Other comprehensive income, net of tax	—	—	—	—	(7,976)	(7,976)	—	(7,976)
Share-based compensation	—	—	2,770	—	—	2,770	—	2,770
Net settlement of restricted stock units	261	2	(760)	—	—	(758)	—	(758)
Balance at June 30, 2022	29,807	$297	$240,697	$(18,708)	$(28,287)	$193,999	$262	$194,261

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2023	2022

Cash flows from operating activities
Net loss	$(4,602)	$(687)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,722	16,935
Deferred income taxes	3,441	(80)
Share-based compensation expense	2,968	2,770
Fair value adjustments to contingent consideration	—	45
Foreign currency loss	875	4
Other	(513)	709
Changes in operating assets and liabilities
Accounts receivable	5,856	(23,035)
Inventories	(2,402)	(430)
Prepaid expenses and other assets	(7,420)	5,198
Accounts payable	4,261	4,790
Accrued expenses and other liabilities	1,202	2,676
Income taxes payable	(1,129)	(553)
Payment of contingent consideration liability in excess of acquisition-date fair value	(938)	(533)
Net cash provided by operating activities	18,321	7,809
Cash flows from investing activities
Purchase of property, plant and equipment	(9,801)	(6,692)
Purchase of intangible assets	(822)	(399)
Proceeds from sale of equipment	812	592
Net cash used in investing activities	(9,811)	(6,499)
Cash flows from financing activities
Repayment of finance lease obligations	(2,528)	(2,138)
Repayment of long-term debt	(3,808)	(9,507)
Proceeds from revolver	46,194	56,000
Repayment of revolver	(50,100)	(48,250)
Payment of contingent consideration for business acquisitions	—	(405)
Taxes paid related to net share settlement of share-based awards	(945)	(756)
Net cash used in financing activities	(11,187)	(5,056)
Effect of exchange rate changes on cash and cash equivalents	188	(1,755)
Net change in cash and cash equivalents	(2,489)	(5,501)
Cash and cash equivalents at beginning of period	20,488	24,110
Cash and cash equivalents at end of period	$17,999	$18,609
Supplemental disclosure of cash paid
Interest, net	$8,899	$3,525
Income taxes, net of refunds	$3,429	$(3,466)
Noncash investing and financing
Equipment acquired through finance lease obligations	$5,764	$2,039

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc., together with its subsidiaries (the Company), is a leading “one source” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

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

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods of the years ending December 31, 2023 and December 31, 2022.

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company’s 2022 Annual Report on Form 10-K ("2022 Annual Report").

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2022 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2022 Annual Report, there have been no material changes to the Company’s significant accounting policies.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carryforwards, or NOLs. A valuation allowance is provided if it is more likely than not that some or all of a deferred income tax asset will not be realized. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years.

As of June 30, 2023, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately (974.3)% and 37.4% for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective income tax rate was approximately 21.5% and 183.6% for the six months ended June 30, 2023 and 2022, respectively.

The effective income tax rate for the three months ended June 30, 2023, was lower than the statutory rate primarily due to the impact of favorable discrete item related to stock compensation. The effective income tax rate for the three months ended June 30, 2022 was higher than the statutory rate primarily due a $0.7 million valuation allowance recorded on a foreign jurisdiction.

The effective income tax rate for the six months ended June 30, 2023 was lower than the statutory rate due primarily to an unfavorable discrete item related to stock compensation. The effective income tax rate for the six months ended June 30, 2022 was higher than the statutory rate due primarily to a $0.7 million valuation allowance recorded during the period which was related to a foreign jurisdiction.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company’s disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$97,500	$8,609	$15	$—	$106,124
Aerospace & Defense	13,665	5,136	217	—	19,018
Industrials	11,066	6,203	468	—	17,737
Power generation & Transmission	5,459	1,530	1,167	—	8,156
Other Process Industries	8,864	4,466	51	—	13,381
Infrastructure, Research & Engineering	4,171	2,028	547	—	6,746
Petrochemical	1,577	156	—	—	1,733
Other	3,248	2,149	864	(3,126)	3,135
Total	$145,550	$30,277	$3,329	$(3,126)	$176,030

Three Months Ended June 30, 2022	North America	International	Products	Corp/Elim	Total
Oil & Gas	$93,098	$8,028	$139	$—	$101,265
Aerospace & Defense	17,300	5,118	26	—	22,444
Industrials	9,794	6,506	333	—	16,633
Power generation & Transmission	8,378	1,997	678	—	11,053
Other Process Industries	11,641	3,754	14	—	15,409
Infrastructure, Research & Engineering	3,183	2,193	442	—	5,818
Petrochemical	3,584	55	—	—	3,639
Other	2,550	1,959	1,020	(2,759)	2,770
Total	$149,528	$29,610	$2,652	$(2,759)	$179,031

Six Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$187,273	$17,464	$52	$—	$204,789
Aerospace & Defense	27,276	10,116	228	—	37,620
Industrials	20,368	12,256	1,026	—	33,650
Power generation & Transmission	10,446	3,187	2,493	—	16,126
Other Process Industries	17,973	7,703	78	—	25,754
Infrastructure, Research & Engineering	6,654	4,164	1,689	—	12,507
Petrochemical	6,714	301	—	—	7,015
Other	5,778	4,493	1,502	(5,188)	6,585
Total	$282,482	$59,684	$7,068	$(5,188)	$344,046

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2022	North America	International	Products	Corp/Elim	Total
Oil & Gas	$179,711	$15,600	$177	$—	$195,488
Aerospace & Defense	32,322	10,058	134	—	42,514
Industrials	18,801	12,034	835	—	31,670
Power generation & Transmission	12,200	4,559	1,523	—	18,282
Other Process Industries	21,934	7,272	15	—	29,221
Infrastructure, Research & Engineering	5,689	4,232	1,339	—	11,260
Petrochemical	6,629	133	—	—	6,762
Other	5,188	3,860	1,565	(5,117)	5,496
Total	$282,474	$57,748	$5,588	$(5,117)	$340,693

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$122,972	$280	$1,645	$(271)	$124,626
Other Americas	21,041	3,821	298	(1,474)	23,686
Europe	1,282	24,474	504	(1,166)	25,094
Asia-Pacific	255	1,702	882	(215)	2,624
Total	$145,550	$30,277	$3,329	$(3,126)	$176,030

Three Months Ended June 30, 2022	North America	International	Products	Corp/Elim	Total
United States	$126,286	$334	$1,492	$(567)	$127,545
Other Americas	22,553	1,376	168	(1,105)	22,992
Europe	415	27,353	514	(955)	27,327
Asia-Pacific	274	547	478	(132)	1,167
Total	$149,528	$29,610	$2,652	$(2,759)	$179,031

Six Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$243,572	$589	$3,446	$(869)	$246,738
Other Americas	35,311	7,310	624	(1,906)	41,339
Europe	2,694	48,657	765	(1,992)	50,124
Asia-Pacific	905	3,128	2,233	(421)	5,845
Total	$282,482	$59,684	$7,068	$(5,188)	$344,046

Six Months Ended June 30, 2022	North America	International	Products	Corp/Elim	Total
United States	$240,221	$507	$2,843	$(1,222)	$242,349
Other Americas	40,605	2,717	184	(1,714)	41,792
Europe	1,159	53,273	1,094	(1,879)	53,647
Asia-Pacific	489	1,251	1,467	(302)	2,905
Total	$282,474	$57,748	$5,588	$(5,117)	$340,693

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

Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the contract liability balance at the beginning of such year was $4.6 million and $1.4 million, for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company applies the practical expedient to expense incremental costs incurred relating to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No awards have been granted under the 2009 Plan since the 2016 Plan was approved by shareholders in 2016, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 23, 2022, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,200,000 shares were available for future grants as of June 30, 2023.

Stock Options

During the three months ended March 31, 2022, all remaining outstanding stock options expired. For each of the three and six months ended June 30, 2023 and 2022, the Company did not recognize any share-based compensation expense related to the stock option award.

Restricted Stock Unit Awards

For the three months ended June 30, 2023 and June 30, 2022, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.8 million and $0.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.8 million and $1.9 million, respectively. As of June 30, 2023, there was $9.2 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.9 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2023	2022
Restricted stock awards vested	430	326
Fair value of awards vested	$2,616	$2,164

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the fully-vested common stock the Company issued to its six non-employee directors, in connection with its non-employee director compensation plan, is as follows:

	Six months ended June 30,
	2023	2022
Awards issued	48	34
Grant date fair value of awards issued	$275	$225

A summary of the Company’s outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,415	$6.66	1,208	$7.96
Granted	581	$8.42	675	$7.65
Released	(430)	$6.09	(326)	$10.03
Forfeited	(98)	$7.94	(20)	$8.49
Outstanding at end of period:	1,468	$7.62	1,537	$7.38

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout is based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

For 2022, the Compensation Committee utilized the same structure for the Company's equity incentive compensation plan for its executive officers as 2021, and approved the new target awards for 2022. The three metrics were:
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

A summary of the Company’s PRSU activity is as follows:

	Six months ended June 30,
	2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	280	$9.96	388	$10.07
Granted	282	$8.50	341	$6.55
Performance condition adjustments	(215)	$8.27	(163)	$8.34
Released	(64)	$5.58	(17)	$6.85
Forfeited	(84)	$6.95	—	$—
Outstanding at end of period:	199	$9.45	549	$9.12

During the six months ended June 30, 2023, the Compensation Committee approved the final calculation of the award metrics for calendar year 2022. As a result, the calendar year 2023 PRSUs decreased by approximately 215,000 units during the six months ended June 30, 2023 as a result of the final calculation of award metrics for 2022 awards and based on forecasted results for 2023 as compared to performance metrics determined by the Compensation Committee.

For the three months ended June 30, 2023 and June 30, 2022, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.6 million, respectively. At June 30, 2023, there was $1.5 million of total unrecognized compensation costs related to approximately 199,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$337	$4,643	$(4,649)	$(720)
Denominator:
Weighted average common shares outstanding	30,368	29,957	30,214	29,840
Basic earnings (loss) per share	$0.01	$0.15	$(0.15)	$(0.02)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$337	$4,643	$(4,649)	$(720)
Denominator:
Weighted average common shares outstanding	30,368	29,957	30,214	29,840
Dilutive effect of restricted stock units outstanding (1)	292	276	—	—
	30,660	30,233	30,214	29,840
Diluted earnings (loss) per share	$0.01	$0.15	$(0.15)	$(0.02)
_______________
(1) For the six months ended June 30, 2023 and 2022, 1,106,595 shares and 1,412,073 shares related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Due diligence, professional fees and other transaction costs	$1	$13	$3	$18
Adjustments to fair value of contingent consideration liabilities		—		45
Acquisition-related expense, net	$1	$13	$3	$63

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

	June 30, 2023	December 31, 2022

Trade accounts receivable	$120,634	$127,767
Allowance for credit losses	(1,861)	(4,110)
Accounts receivable, net	$118,773	$123,657

The Company had $20.5 million and $13.5 million of unbilled revenue accrued as of June 30, 2023 and December 31, 2022, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking its damages. The Company recorded a full reserve for this receivable during 2019. The parties agreed to a settlement in the quarter ending June 30, 2023 with releases executed in July, whereby the Company would release its claim for the $1.4 million of outstanding receivables. Accordingly, the receivable has been written off. See Note 14-Commitments and Contingencies for additional details.

7.    Inventory

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Raw materials and consumable supplies	$8,841	$7,745
Work in progress and finished goods	7,226	5,811
Inventories	$16,067	$13,556

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	June 30, 2023	December 31, 2022

Land		$2,449	$2,529
Buildings and improvements	30-40	25,815	24,800
Office furniture and equipment	5-8	22,270	18,057
Machinery and equipment	5-7	259,697	251,282
		310,231	296,668
Accumulated depreciation and amortization		(228,934)	(219,107)
Property, plant and equipment, net		$81,297	$77,561

Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $6.2 million and $5.8 million, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 was $12.4 million and $12.3 million, respectively.

9.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2022	$185,710	$13,925	$—	$199,635
Foreign currency translation	1,658	293	—	1,951
Balance at June 30, 2023	$187,368	$14,218	$—	$201,586

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2022 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through June 30, 2023, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company’s key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2023			December 31, 2022
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$110,469	$(87,519)	$22,950	$109,683	$(84,130)	$25,553
Software/Technology	3-15	52,759	(30,550)	22,209	51,028	(28,669)	22,359
Covenants not to compete	2-5	12,534	(12,472)	62	12,488	(12,416)	72
Other	2-12	10,457	(9,533)	924	10,389	(9,358)	1,031
Total		$186,219	$(140,074)	$46,145	$183,588	$(134,573)	$49,015

Amortization expense for the three months ended June 30, 2023 and 2022 was approximately $2.2 million and $2.3 million, respectively.

Amortization expense for the six months ended June 30, 2023 and June 30, 2022 was $4.3 million and $4.6 million, respectively.

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022

Accrued salaries, wages and related employee benefits	$26,811	$26,684
Contingent consideration, current portion	—	937
Accrued workers’ compensation and health benefits	3,760	3,660
Deferred revenue	9,257	7,521
Pension accrual	2,458	2,519
Right-of-use liability - Operating	10,603	10,376
Other accrued expenses	26,083	26,147
Total	$78,972	$77,844

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
12.    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022

Senior credit facility	$61,150	$65,250
Senior secured term loan, net of unamortized debt issuance costs of $0.5 million and $0.5 million, respectively	118,326	121,399
Other	4,195	4,602
Total debt	183,671	191,251
Less: Current portion	(7,550)	(7,425)
Long-term debt, net of current portion	$176,121	$183,826

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
On August 1, 2022, the Company entered into a new credit agreement (the “Credit Agreement”) which replaced the Prior Credit Agreement and provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $119 million as of June 30, 2023. The Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of June 30, 2023, the Company had borrowings of $179.5 million and a total of $2.9 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.3 million as of June 30, 2023, which is included in Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of June 30, 2023, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement.

Other debt

The Company’s other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2023, there was an aggregate of approximately $4.2 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $16.0 thousand and interest rates range from 0.4% to 3.5%.

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of June 30, 2023, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District on December 17, 2019, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim on March 6, 2020, alleging breach of contract and seeking recovery of its alleged damages. On April 25, 2023, the Company settled all claims related to this litigation. In July 2023, the parties executed a settlement agreement, resulting in a payment by the Company of $0.3 million (paid in July 2023 and which the Company estimates is significantly less than the cost of going to trial) and a release of its claim for $1.4 million of associated past due receivables which were fully reserved for in prior periods. In the year ended December 31, 2022, the Company recorded a charge of $0.1 million for a potential loss from this matter. The Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

Two proceedings were filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases were captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California, filed on June 10, 2020, and the other was filed on September 18, 2020, on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. The two cases were consolidated and requested payment of all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement of all claims in the cases, which was more formally documented pursuant to a settlement agreement completed October 5, 2021, as amended as of May 3, 2022. Pursuant to the settlement, the Company agreed to pay $2.3 million to resolve the allegations in these proceedings and to be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement as agreed upon by the parties received final court approval on September 26, 2022, and the Company paid the settlement proceeds and related payroll taxes to the claims administrator in the fourth quarter of 2022. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in the subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of June 30, 2023 is approximately $2.5 million, which were incurred in 2018 and 2019.

Severance and labor disputes

During December 2019, the Company executed an agreement to sell the rights of certain customer "staff leasing" contracts related to its German subsidiary for total consideration of approximately $0.1 million, effective January 1, 2020. No other assets or liabilities other than those employee benefits related to employees working on the customer contracts were included in the sale. As of June 30, 2023, the Company has approximately $0.1 million of accrued estimated severance payment obligations, which takes into account the Company’s estimate with respect to the employees that have been or will be transitioned to the German subsidiaries' other customers. The $0.2 million of estimated obligations is net of $0.4 million in payments made and $1.0 million in reversals due to employees being transitioned to customer contracts.

15.    Segment Disclosure

The Company’s three operating segments are:

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
North America	$145,550	$149,528	$282,482	$282,474
International	30,277	29,610	59,684	57,748
Products and Systems	3,329	2,652	7,068	5,588
Corporate and eliminations	(3,126)	(2,759)	(5,188)	(5,117)
	$176,030	$179,031	$344,046	$340,693

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross profit
North America	$39,679	$42,954	$76,316	$73,479
International	8,398	9,440	15,766	17,630
Products and Systems	1,614	1,157	3,676	2,325
Corporate and eliminations	31	7	41	16
	$49,722	$53,558	$95,799	$93,450

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income (loss) from operations
North America	$12,338	$14,855	$21,715	$18,615
International	507	1,580	(61)	1,864
Products and Systems	94	(420)	478	(1,002)
Corporate and eliminations	(9,046)	(6,439)	(20,067)	(14,600)
	$3,893	$9,576	$2,065	$4,877

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depreciation and amortization
North America	$6,370	$6,166	$12,727	$12,759
International	1,889	1,919	3,748	3,977
Products and Systems	87	120	343	337
Corporate and eliminations	(37)	(77)	(96)	(138)
	$8,309	$8,128	$16,722	$16,935

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	June 30, 2023	December 31, 2022
Intangible assets, net
North America	$40,650	$43,260
International	3,758	4,422
Products and Systems	1,267	1,208
Corporate and eliminations	470	125
	$46,145	$49,015

	June 30, 2023	December 31, 2022
Total assets
North America	$408,583	$407,779
International	105,751	104,531
Products and Systems	13,127	12,408
Corporate and eliminations	13,485	10,186
	$540,946	$534,904

Refer to Note 2–Revenue, for revenue by geographic area for the three and six months ended June 30, 2023 and 2022.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2023 and 2022. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, (“2022 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

Our operations consist of three reportable segments: North America, International, and Products and Systems.
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

Recent Developments
Issues related to the COVID-19 coronavirus (COVID-19) pandemic have subsided significantly during 2022 and are not impacting our business in any material manner during 2023. The Russian-Ukrainian war is creating disruption in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations primarily in Europe due to increased energy costs.

Earlier in 2022, the Company eliminated substantially all of the COVID related cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of June 30, 2023, the cash balance was approximately $18.0 million and our Credit Agreement provides us with significant liquidity.

In April 2021, the Biden Administration announced aggressive initiatives to battle climate change, which includes potential plans for a significant reduction in the use of fossil fuels and a transition to electric vehicles and increased use of alternative energy. Any legislation or regulations that may be adopted to implement these measures may negatively impact our customers in the oil and gas market over the long-term, which presently is our largest market, although this initiative will likely benefit the alternative energy market, such as wind energy, for which we provide products and services. At this time, it is difficult to determine the magnitude and timing of the impact that climate change initiatives and legislation, if any, will have on these markets and the resulting impact on our business and operational results.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues	$176,030	$179,031	$344,046	$340,693
Gross profit	49,722	53,558	95,799	93,450
Gross profit as a % of Revenue	28.2%	29.9%	27.8%	27.4%
Income from operations	3,893	9,576	2,065	4,877
Income from Operations as a % of Revenue	2.2%	5.3%	0.6%	1.4%
Income before provision (benefit) for income taxes	35	7,459	(5,862)	822
Net Income (loss)	376	4,666	(4,602)	(687)
Net Income (loss) attributable to Mistras Group, Inc.	$337	$4,643	$(4,649)	$(720)

Revenue

Revenue was $176.0 million for the three months ended June 30, 2023, a decrease of $3.0 million, or 1.7%, compared with the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 was $344.0 million, an increase of $3.4 million, or 1.0%, compared with the six months ended June 30, 2022.

Revenue by segment for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
North America	$145,550	$149,528	$282,482	$282,474
International	30,277	29,610	59,684	57,748
Products and Systems	3,329	2,652	7,068	5,588
Corporate and eliminations	(3,126)	(2,759)	(5,188)	(5,117)
	$176,030	$179,031	$344,046	$340,693

Three Months

In the three months ended June 30, 2023, total revenue decreased (1.7)% versus the prior year comparable period due predominantly to decreased sales volume as compared to the prior period. North America segment revenue decreased 2.7% due to decreases in sales volume in our oil and gas and aerospace and defense end markets. International segment revenue increased 2.3%, due predominantly to low single-digit organic growth and low single-digit favorable foreign exchange rates impact. Products and Systems segment revenue increased 25.5%, due to increased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 60% and 57% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Aerospace and defense customer revenue comprised approximately 11% and 13% of total revenue for the three months ended June 30, 2023 and 2022, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the three months ended June 30, 2023, as compared to 33% for the three months ended June 30, 2022, with no customer accounting for 10% or more of total revenue in either three-month period.

Six months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

In the six months ended June 30, 2023, total revenue increased 1.0% versus the comparable prior period. The increase was due to organic growth in our core business, partially offset by an unfavorable revenue impact from foreign exchange rates. Our North America segment revenue was flat versus the prior year. International segment revenue increased 3.4% due to mid single-digit organic growth offset by low single-digit unfavorable revenue impact from foreign exchange rates. Products and Systems segment revenue increased by 26.5% due to increased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 60% and 57% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Aerospace and defense customer revenue comprised approximately 11% and 12% of total revenue for the six months ended June 30, 2023 and 2022, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the six months ended June 30, 2023, as compared to 33% for the six months ended June 30, 2022, with no customer accounting for 10% or more of total revenue in either six-month period.

The Company has retrospectively reclassified certain Oil and Gas sub-category revenues for each quarterly period in 2022 in order to conform the classification with the current year presentation. Total Oil and Gas sub-category revenues were unchanged in total in each quarterly period and for the full year ended December 31, 2022. The table below presents the reclassified balances for each quarterly period in the prior year.

	2022 Quarterly Revenues
	Three months ended March 31,	Three months ended June 30,	Three months ended September 30,	Three months ended December 31,
Oil and Gas Revenue by sub-category
Upstream	$36,397	$38,051	$35,173	$36,435
Midstream	20,427	27,153	25,885	23,540
Downstream	37,399	36,061	35,973	35,258
Total	$94,223	$101,265	$97,031	$95,233

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Oil and Gas Revenue by sub-category
Upstream	$41,961	$38,051	$78,900	$74,448
Midstream	27,293	27,153	48,524	47,580
Downstream	36,870	36,061	77,365	73,460
Total	$106,124	$101,265	$204,789	$195,488

Oil and gas upstream customer revenue increased approximately $4.5 million, or 6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $3.9 million, or 10% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to increased exploration operations and market share gains compared to the prior period.

Midstream customer revenues increased approximately $0.9 million, or 2%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $0.1 million, or 1% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to comparable pipe inspection services performed in both years.

Downstream customer revenue increased $3.9 million, or 5%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $0.8 million, or 2% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to increased sales volume at customer refineries and increased customer turnarounds.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue by type
Field Services	$116,104	$121,364	$225,784	$226,859
Shop Laboratories	14,244	9,916	27,376	23,005
Data Solutions	18,107	16,236	34,919	28,635
Other	27,575	31,515	55,967	62,194
Total	$176,030	$179,031	$344,046	$340,693

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue decreased by $1.1 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $5.3 million, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in both periods was due to decreased sales volume related to a delayed defense contract and decreased revenues in our power generation end market for our North America and International segments.

Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop revenues increased by $4.4 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $4.3 million, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Shop revenues increased in both periods as compared to the prior year quarter due to increased sales volume related to our commercial aerospace and industrials end markets.

Data Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations, using our propriety portfolio of software applications. Data Solutions revenue increased by $6.3 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $1.9 million, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due primarily to increased sales volume within PCMS, Onstream and other Data Solutions offerings within our North America segment.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenues decreased by $6.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, and $3.9 million, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Other revenues decreased primarily due to decreased sales within the aerospace and defense sector within the North America and International segments.

Gross Profit

Gross profit decreased by $(3.8) million, or (7.2)%, in the three months ended June 30, 2023 versus the prior year comparable period, on a decrease in revenue of (1.7)%.

Gross profit increased by $2.3 million, or 2.5%, in the six months ended June 30, 2023 on an increase in revenue of 1.0%.

Gross profit by segment for the three and six months ended June 30, 2023 and 2022 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gross profit
North America	$39,679	$42,954	$76,316	$73,479
% of segment revenue	27.3%	28.7%	27.0%	26.0%
International	8,398	9,440	15,766	17,630
% of segment revenue	27.7%	31.9%	26.4%	30.5%
Products and Systems	1,614	1,157	3,676	2,325
% of segment revenue	48.5%	43.6%	52.0%	41.6%
Corporate and eliminations	31	7	41	16
	$49,722	$53,558	$95,799	$93,450
% of total revenue	28.2%	29.9%	27.8%	27.4%

Three Months

Gross profit margin was 28.2% and 29.9% for the three-month periods ended June 30, 2023 and 2022, respectively. North America segment realized a decline of (1.4)% in gross profit margin to 27.3% during the three months ended June 30, 2023. This was primarily due to unabsorbed overhead costs associated with lower revenues, as compared to the prior year period. International segment realized a decline of (4.2)% in gross profit margin to 27.7% during the three months ended June 30, 2023 due primarily to increased inflationary costs as compared to the prior year period. Products and Systems segment gross margin realized an increase of 4.9% to 48.5% during the three months ended June, 2023 due to favorable sales mix.

Six months

Gross profit margin was 27.8% and 27.4% for the six months ended June 30, 2023 and 2022, respectively. Gross profit margin increased due to favorable sales mix.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating Expenses
Selling, general and administrative expenses	$41,484	$40,856	$84,305	$82,777
Bad debt provision for troubled customers, net of recoveries	—	289	—	289
Reorganization and other costs	1,240	(180)	3,316	(65)
Research and engineering	511	522	991	1,073
Depreciation and amortization	2,443	2,635	4,969	5,430
Legal settlement and insurance recoveries, net	150	(153)	150	(994)
Acquisition-related expense, net	1	13	3	63
	$45,829	$43,982	$93,734	$88,573
% of total revenue	26.0%	24.6%	27.2%	26.0%

Three Months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Total operating expenses increased $1.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Selling, general and administrative expenses increased $0.6 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to unfavorable foreign currency exchange. Depreciation and amortization decreased $(0.2) million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, $1.2 million of reorganization and other related costs were incurred, compared to the prior period due to the Company's on-going efficiency and productivity initiatives.

Six months

Operating expenses increased $5.2 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Selling, general, and administrative expenses increased $1.5 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to unfavorable foreign currency exchange and increased inflationary costs. Reorganization and other costs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased $3.4 million due to professional fees and restructuring charges associated with changes in the Company's organizational structure. Depreciation and amortization decreased $(0.5) million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
North America:
Income from operations (GAAP)	$12,338	$14,855	$21,715	$18,615
Bad debt provision for troubled customers, net of recoveries	—	289	—	289
Reorganization and other costs	478	1	539	28
Legal settlement and insurance recoveries, net	150	—	150	(841)
Acquisition-related expense, net	—	—	—	45
Income from operations before special items (non-GAAP)	$12,966	$15,145	$22,404	$18,136
International:
Income (loss) from operations (GAAP)	$507	$1,580	$(61)	$1,864
Reorganization and other costs	88	(187)	195	(99)
Income from operations before special items (non-GAAP)	$595	$1,393	$134	$1,765
Products and Systems:
Income (loss) from operations (GAAP)	$94	$(420)	$478	$(1,002)
Income (loss) from operations (GAAP)	$94	$(420)	$478	$(1,002)
Corporate and Eliminations:
Loss from operations (GAAP)	$(9,046)	$(6,439)	$(20,067)	$(14,600)
Reorganization and other costs	674	6	2,582	6
Acquisition-related expense, net	1	13	3	18
Legal settlement and insurance recoveries, net	—	(153)	—	(153)
Loss from operations before special items (non-GAAP)	$(8,371)	$(6,573)	$(17,482)	$(14,729)
Total Company:
Income from operations (GAAP)	$3,893	$9,576	$2,065	$4,877
Bad debt provision for troubled customers, net of recoveries	—	289	—	289
Reorganization and other costs	1,240	(180)	3,316	(65)
Legal settlement and insurance recoveries, net	150	(153)	150	(994)
Acquisition-related expense, net	1	13	3	63
Income from operations before special items (non-GAAP)	$5,284	$9,545	$5,534	$4,170

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended June 30, 2023, income from operations (GAAP) decreased $(5.7) million, compared with the three months ended June 30, 2022, while income before special items (non-GAAP) decreased $(4.3) million. As a percentage of revenue, income before special items decreased by 230 basis points to 3.0% in the three months ended June 30, 2023 from 5.3% in the three months ended June 30, 2022.

Six months

For the six months ended June 30, 2023, income from operations (GAAP) decreased $(2.8) million, compared with the six months ended June 30, 2022, while income from operations before special items (non-GAAP) increased $1.4 million. As a percentage of revenue, income from operations before special items increased by 40 basis points to 1.6% in the six months ended June 30, 2023 from 1.2% in the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company experienced overall organic growth offset by foreign currency headwinds.

Interest Expense

Interest expense was approximately $3.9 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense was approximately $7.9 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in the three months ended June 30, 2023 was due to an increase in interest rates compared to the prior year quarter. The increase in interest expense for the six months ended June 30, 2023 compared to the prior year period was due to an increase in the interest rates, partially offset by a decrease in outstanding borrowings.

Income Taxes

Our effective income tax rate was approximately (974.3)% and 37.4% for the three months ended June 30, 2023 and 2022, respectively. Our effective income tax rate was approximately 21.5% and 183.6% for the six months ended June 30, 2023 and 2022, respectively.

The effective income tax rate for the three months ended June 30, 2023 was lower than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation. The effective income tax rate for the three months ended June 30, 2022 was higher than the statutory rate primarily due to a $0.7 million valuation allowance recorded on a foreign jurisdiction.

The effective income tax rate for the six months ended June 30, 2023 was lower than the statutory rate due primarily to an unfavorable discrete item related to stock compensation. The effective income tax rate for the six months ended June 30, 2022 was higher than the statutory rate due primarily to a $0.7 million valuation allowance recorded during the period which was related to a foreign jurisdiction.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$18,321	$7,809
Investing activities	(9,811)	(6,499)
Financing activities	(11,187)	(5,056)
Effect of exchange rate changes on cash	188	(1,755)
Net change in cash and cash equivalents	$(2,489)	$(5,501)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, cash provided by operating activities was $18.3 million, representing a year-on-year increase of $10.5 million, or 135%. The increase was primarily attributable to improved days sales outstanding in the current year period.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $9.8 million, compared to $6.5 million net cash used in investing activities for the six months ended June 30, 2022. The change was primarily attributable to capital expenditures related to property, plant and equipment during the current period as compared to the prior period.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.2 million for the six months ended June 30, 2023, compared to net cash used in financing activities of $5.1 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, net repayments of debt were approximately $6.3 million higher as compared to 2022.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.2 million in the six months ended June 30, 2023, compared to a decrease of $(1.8) million for the six months ended June 30, 2022. The primary driver of the change was foreign currency fluctuations related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of June 30, 2023, we had cash and cash equivalents totaling $18.0 million and $124.8 million of unused commitments under our Credit Agreement with borrowings of $179.5 million and $2.9 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2023, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 12-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant increases in our contractual obligations and outstanding indebtedness as disclosed in the 2022 Annual Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14-Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2022 Annual Report, except as disclosed in such Note 14-Commitments and Contingencies.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 30, 2023	30,403	$7.26
May 31, 2023	—	$—
June 30, 2023	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: August 7, 2023