Form 10-Q
period 2023-09-30
Mistras Group, Inc.
filed 2023-11-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
☐ Yes  ☒ No

As of November 1, 2023, the registrant had 30,353,100 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$12,752	$20,488
Accounts receivable, net	136,363	123,657
Inventories	15,780	13,556
Prepaid expenses and other current assets	18,259	10,181
Total current assets	183,154	167,882
Property, plant and equipment, net	79,762	77,561
Intangible assets, net	44,468	49,015
Goodwill	185,519	199,635
Deferred income taxes	2,229	779
Other assets	41,558	40,032
Total assets	$536,690	$534,904
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,628	$12,532
Accrued expenses and other current liabilities	81,853	77,844
Current portion of long-term debt	8,402	7,425
Current portion of finance lease obligations	5,253	4,201
Income taxes payable	1,025	1,726
Total current liabilities	111,161	103,728
Long-term debt, net of current portion	185,466	183,826
Obligations under finance leases, net of current portion	12,375	10,045
Deferred income taxes	8,542	6,283
Other long-term liabilities	33,362	32,273
Total liabilities	350,906	336,155
Commitments and contingencies (Note 14)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 30,353,100 and 29,895,487 shares issued and outstanding	302	298
Additional paid-in capital	246,075	243,031
Accumulated deficit	(26,436)	(11,489)
Accumulated other comprehensive loss	(34,463)	(33,390)
Total Mistras Group, Inc. stockholders’ equity	185,478	198,450
Non-controlling interests	306	299
Total equity	185,784	198,749
Total liabilities and equity	$536,690	$534,904

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$179,354	$178,462	$523,399	$519,155
Cost of revenue	118,812	119,110	355,304	354,848
Depreciation	6,160	5,568	17,914	17,074
Gross profit	54,382	53,784	150,181	147,233
Selling, general and administrative expenses	39,537	40,767	123,844	123,545
Bad debt provision for troubled customers, net of recoveries	—	—	—	289
Reorganization and other costs	2,702	130	6,017	65
Goodwill Impairment Charges	13,799	—	13,799	—
Loss on Debt Modification	—	693	—	693
Legal settlement and insurance recoveries, net	—	—	150	(994)
Research and engineering	438	450	1,428	1,523
Depreciation and amortization	2,588	2,629	7,556	8,058
Acquisition-related expense, net	—	1	5	63
Income (loss) from operations	(4,682)	9,114	(2,618)	13,991
Interest expense	4,167	2,735	12,093	6,790
Income (loss) before provision (benefit) for income taxes	(8,849)	6,379	(14,711)	7,201
Provision for income taxes	1,489	1,985	229	3,494
Net Income (Loss)	(10,338)	4,394	(14,940)	3,707
Less: net income (loss) attributable to noncontrolling interests, net of taxes	(40)	21	7	54
Net Income (Loss) attributable to Mistras Group, Inc.	$(10,298)	$4,373	$(14,947)	$3,653

Earnings (loss) per common share
Basic	$(0.34)	$0.15	$(0.49)	$0.12
Diluted	$(0.34)	$0.14	$(0.49)	$0.12
Weighted-average common shares outstanding:
Basic	30,402	29,965	30,277	29,879
Diluted	30,402	30,245	30,277	30,209

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income (loss)	$(10,338)	$4,394	$(14,940)	$3,707
Other comprehensive loss:
Foreign currency translation adjustments	(5,428)	(12,995)	(1,073)	(20,971)
Comprehensive Loss	(15,766)	(8,601)	(16,013)	(17,264)
Less: net income attributable to noncontrolling interest	(40)	21	7	54
Comprehensive loss attributable to Mistras Group, Inc	$(15,726)	$(8,622)	$(16,020)	$(17,318)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at June 30, 2023	30,302	$302	$245,058	$(16,138)	$(29,035)	$200,187	$346	$200,533
Net income	—	—	—	(10,298)	—	(10,298)	(40)	(10,338)
Other comprehensive loss, net of tax	—	—	—	—	(5,428)	(5,428)	—	(5,428)
Share-based compensation	—	—	1,017	—	—	1,017	—	1,017
Net settlement of restricted stock units	51	—	—	—	—	—	—	—
Balance at September 30, 2023	30,353	$302	$246,075	$(26,436)	$(34,463)	$185,478	$306	$185,784

Balance at June 30, 2022	29,807	$297	$240,697	$(18,708)	$(28,287)	$193,999	$262	$194,261
Net income	—	—	—	4,373	—	4,373	21	4,394
Other comprehensive income, net of tax	—	—	—	—	(12,995)	(12,995)	—	(12,995)
Share-based compensation	—	—	1,396	—	—	1,396	—	1,396
Net settlement of restricted stock units	35	—	—	—	—	—	—	—
Balance at September 30, 2022	29,842	$297	$242,093	$(14,335)	$(41,282)	$186,773	$283	$187,056

	Nine months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(14,947)	—	(14,947)	7	(14,940)
Other comprehensive loss, net of tax	—	—	—	—	(1,073)	(1,073)	—	(1,073)
Share-based compensation	—	—	3,985	—	—	3,985	—	3,985
Net settlement of restricted stock units	458	4	(941)	—	—	(937)	—	(937)
Balance at September 30, 2023	30,353	$302	$246,075	$(26,436)	$(34,463)	$185,478	$306	$185,784

Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income	—	—	—	3,653	—	3,653	54	3,707
Other comprehensive income, net of tax	—	—	—	—	(20,971)	(20,971)	—	(20,971)
Share-based compensation	—	—	4,166	—	—	4,166	—	4,166
Net settlement of restricted stock units	296	2	(760)	—	—	(758)	—	(758)
Balance at September 30, 2022	29,842	$297	$242,093	$(14,335)	$(41,282)	$186,773	$283	$187,056

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(14,940)	$3,707
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,470	25,132
Goodwill impairment charges	13,799	—
Deferred income taxes	816	1,790
Share-based compensation expense	3,985	4,166
Bad debt provision for troubled customers, net of recoveries	—	289
Change in provision for doubtful accounts	346	—
Fair value adjustments to contingent consideration	—	45
Foreign currency (gain) loss	149	(924)
Payment of finance costs	—	(448)
Other	(147)	969
Changes in operating assets and liabilities
Accounts receivable	(13,393)	(27,692)
Inventories	(2,425)	(1,146)
Prepaid expenses and other assets	(7,572)	2,105
Accounts payable	2,094	578
Accrued expenses and other liabilities	4,165	2,539
Income taxes payable	(725)	(46)
Payment of contingent consideration liability in excess of acquisition-date fair value	(938)	(533)
Net cash provided by operating activities	10,684	10,531
Cash flows from investing activities
Purchase of property, plant and equipment	(14,403)	(9,050)
Purchase of intangible assets	(1,868)	(580)
Acquisition of business, net of cash acquired	—	—
Proceeds from sale of equipment	1,101	753
Net cash used in investing activities	(15,170)	(8,877)
Cash flows from financing activities
Repayment of finance lease obligations	(3,812)	(3,173)
Proceeds from borrowings of long-term debt	—	125,000
Repayment of long-term debt	(5,684)	(79,519)
Proceeds from revolver	66,110	168,000
Repayment of revolver	(57,851)	(213,750)
Payment of financing costs	—	(148)
Payment of contingent consideration for business acquisitions	—	(405)
Taxes paid related to net share settlement of share-based awards	(602)	(758)
Net cash used in financing activities	(1,839)	(4,753)
Effect of exchange rate changes on cash and cash equivalents	(1,411)	(2,927)
Net change in cash and cash equivalents	(7,736)	(6,026)
Cash and cash equivalents at beginning of period	20,488	24,110
Cash and cash equivalents at end of period	$12,752	$18,084
Supplemental disclosure of cash paid
Interest, net	$12,683	$5,354
Income taxes, net of refunds	$3,704	$(3,764)
Noncash investing and financing
Equipment acquired through finance lease obligations	$7,169	$3,373

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc., together with its subsidiaries (the "Company"), is a leading “one source” multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

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

The Company’s core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, shop laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

The Company has three operating segments. During the first quarter of 2023, the Company renamed the Services segment to the North America segment to more closely align to the geographical area in which the Services segment operates. We did not recast the corresponding financial information for the historical periods presented, as there was no change in the manner which our chief operating decision maker reviews the financial results of each segment and allocates resources. Our Segments, with the updated naming convention, are as follows:

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

Recent Developments

During 2022, the Company experienced unfavorable foreign currency exchange impacts as it relates to the Company's European operations. Additionally, the Russian-Ukrainian war continues to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. The Company’s European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

In 2022, the Company eliminated substantially all of the COVID related cost reduction initiatives undertaken in 2020, including re-instatement of the savings plan employer match and increasing wages back to pre-pandemic amounts.

During the third quarter of 2023, a triggering event was identified within the Company's reporting units within the International segment due to decreased gross margin in the current period as a result of inflationary pressures and rising energy costs which resulted in an impairment within the reporting unit of $13.8 million. Refer to Note 9-Goodwill.

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

As of September 30, 2023, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately (16.8)% and 31.1% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective income tax rate was approximately (1.6)% and 48.5% for the nine months ended September 30, 2023 and 2022, respectively.

The effective income tax rate for the three months ended September 30, 2023 was lower than the statutory rate primarily due to the impact of permanent tax adjustments related to executive compensation and goodwill impairments. The effective income tax rate for the three months ended September 30, 2022 was higher than the statutory rate primarily due to various permanent tax adjustments and a $0.1 million valuation allowance recorded on a foreign jurisdiction.

The effective income tax rate for the nine months ended September 30, 2023 was lower than the statutory rate primarily due to the impact of permanent tax adjustments related to executive compensation and goodwill impairments. The effective income tax rate for the nine months ended September 30, 2022 was higher than the statutory rate due primarily to various permanent tax adjustments and a $0.9 million valuation allowance recorded during the period which was related to a foreign jurisdiction.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company’s disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$94,390	$8,827	$35	$—	$103,252
Aerospace & Defense	14,240	5,778	47	—	20,065
Industrials	10,325	6,018	310	—	16,653
Power Generation & Transmission	7,388	1,653	696	—	9,737
Other Process Industries	6,933	2,864	(5)	—	9,792
Infrastructure, Research & Engineering	6,042	2,383	1,070	—	9,495
Petrochemical	3,313	586	—	—	3,899
Other	6,183	2,871	676	(3,269)	6,461
Total	$148,814	$30,980	$2,829	$(3,269)	$179,354

Three Months Ended September 30, 2022	North America	International	Products	Corp/Elim	Total
Oil & Gas	$90,578	$6,418	$35	$—	$97,031
Aerospace & Defense	16,784	4,397	112	—	21,293
Industrials	9,728	5,834	436	—	15,998
Power Generation & Transmission	10,378	1,946	456	—	12,780
Other Process Industries	10,283	3,033	8	—	13,324
Infrastructure, Research & Engineering	4,936	1,784	1,150	—	7,870
Petrochemical	3,427	280	—	—	3,707
Other	6,664	2,001	881	(3,087)	6,459
Total	$152,778	$25,693	$3,078	$(3,087)	$178,462

Nine Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$281,663	$26,291	$87	$—	$308,041
Aerospace & Defense	41,516	15,894	275	—	57,685
Industrials	30,693	18,274	1,336	—	50,303
Power Generation & Transmission	17,834	4,840	3,189	—	25,863
Other Process Industries	24,906	10,567	73	—	35,546
Infrastructure, Research & Engineering	12,696	6,547	2,759	—	22,002
Petrochemical	10,027	887	—	—	10,914
Other	11,960	7,364	2,178	(8,457)	13,045
Total	$431,295	$90,664	$9,897	$(8,457)	$523,399

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2022	North America	International	Products	Corp/Elim	Total
Oil & Gas	$270,289	$22,018	$212	$—	$292,519
Aerospace & Defense	49,106	14,455	246	—	63,807
Industrials	28,529	17,868	1,271	—	47,668
Power Generation & Transmission	22,578	6,505	1,979	—	31,062
Other Process Industries	32,217	10,305	23	—	42,545
Infrastructure, Research & Engineering	10,625	6,016	2,489	—	19,130
Petrochemical	10,056	413	—	—	10,469
Other	11,851	5,861	2,446	(8,203)	11,955
Total	$435,251	$83,441	$8,666	$(8,203)	$519,155

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$126,239	$120	$1,032	$(849)	$126,542
Other Americas	21,907	3,703	49	(1,659)	24,000
Europe	465	26,764	510	(701)	27,038
Asia-Pacific	203	393	1,238	(60)	1,774
Total	$148,814	$30,980	$2,829	$(3,269)	$179,354

Three Months Ended September 30, 2022	North America	International	Products	Corp/Elim	Total
United States	$130,206	$240	$1,523	$(1,098)	$130,871
Other Americas	21,649	2,064	154	(1,274)	22,593
Europe	631	22,648	362	(622)	23,019
Asia-Pacific	292	741	1,039	(93)	1,979
Total	$152,778	$25,693	$3,078	$(3,087)	$178,462

Nine Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$369,811	$709	$4,478	$(1,718)	$373,280
Other Americas	57,218	11,013	673	(3,565)	65,339
Europe	3,159	75,421	1,275	(2,693)	77,162
Asia-Pacific	1,107	3,521	3,471	(481)	7,618
Total	$431,295	$90,664	$9,897	$(8,457)	$523,399

Nine Months Ended September 30, 2022	North America	International	Products	Corp/Elim	Total
United States	$370,426	$747	$4,366	$(2,319)	$373,220
Other Americas	62,254	4,781	338	(2,988)	64,385
Europe	1,790	75,921	1,456	(2,501)	76,666
Asia-Pacific	781	1,992	2,506	(395)	4,884
Total	$435,251	$83,441	$8,666	$(8,203)	$519,155

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

Revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the contract liability balance at the beginning of such year was $5.7 million and $4.0 million, respectively, for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred relating to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No awards have been granted under the 2009 Plan since the 2016 Plan was approved by shareholders in 2016, and the remaining stock option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 23, 2022, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,300,000 shares were available for future grants as of September 30, 2023.

Stock Options

During the three months ended March 31, 2022, all remaining outstanding stock options expired. For each of the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any share-based compensation expense related to stock option awards.

Restricted Stock Unit Awards

For the three months ended September 30, 2023 and September 30, 2022, the Company recognized share-based compensation expense related to restricted stock unit awards of $0.7 million and $0.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.5 million and $2.8 million, respectively. As of September 30, 2023, there was $8.1 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.7 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2023	2022
Restricted stock awards vested	430	326
Fair value of awards vested	$2,639	$2,164

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows:

	Nine months ended September 30,
	2023	2022
Awards issued	99	70
Grant date fair value of awards issued	$550	$450

A summary of the Company’s outstanding, non-vested restricted share units is as follows:

	Nine months ended September 30,
	2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,415	$7.96	1,208	$7.96
Granted	591	$8.37	675	$7.65
Vested	(430)	$6.14	(326)	$10.03
Forfeited	(120)	$7.96	(42)	$8.19
Outstanding at end of period:	1,456	$7.71	1,515	$7.37

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units (PRSUs) that have been granted to select executives and senior officers whose ultimate payout may vary between zero and 200% of the target award, based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

For 2022, the Compensation Committee utilized the same performance metrics for the Company's PRSUs awarded in 2022 as it utilized for the 2021 PRSUs. The three metrics were:
1.Free Cash Flow defined as net cash provided by operating activities less purchases of property, plant, equipment and intangible assets and is subject to adjustments approved by the Compensation Committee.
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
3.Total Shareholder Return ("TSR") measures the total return to shareholders of the Company during 2021 versus the total return to the shareholders of a predefined peer group of companies that provide inspection, testing, certification or similar industrial services. The return will be measured by the year over year percent change in share price. The share prices used to calculate the return are the average share price during the 20-trading day period ending on the initial measurement date (the last 20 trading days of 2021), compared to the average share price during the 20-trading day period ending on the final measurement date (the last 20 trading days of 2022). Any cash dividends or distributions paid in 2022 were added to calculate the return to shareholders during the year. TSR is considered a market condition for which the fair value of PRSUs with this condition is determined using a Monte Carlo valuation model. Key assumptions in the Monte Carlo valuation model included:
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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
For 2023, the Compensation Committee used different performance metrics for PRSUs approved in that year. The three metrics are:
1.Free Cash Flow defined as net cash provided by operating activities less purchases of property, plant, equipment and intangible assets and is subject to adjustments approved by the Compensation Committee.
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
3.Revenue

PRSUs are equity-classified and compensation costs related to PRSUs with performance conditions are initially measured using the fair value of the underlying stock at the date of grant. Compensation costs related to the PRSUs with performance conditions are subsequently adjusted for changes in the expected outcomes of the performance conditions. Compensation cost related to the PRSUs with a market condition is not reversed if the market condition is not achieved, provided the employee requisite service has been rendered. Earned PRSUs generally vest ratably on each of the first four anniversary dates following completion of the performance period, for a total requisite service period of up to five years and have no dividend rights.

A summary of the Company’s PRSU activity is as follows:

	Nine months ended September 30,
	2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	280	$9.96	388	$10.07
Granted	282	$8.50	341	$6.55
Performance condition adjustments	(314)	$8.34	(269)	$7.71
Vested	(64)	$5.58	(17)	$6.85
Forfeited	(84)	$(6.95)	—	$—
Outstanding at end of period:	100	$9.83	443	$9.74

During the nine months ended September 30, 2023, the Compensation Committee approved the final calculation of the award metrics for calendar year 2022. As a result, the calendar year 2023 PRSUs decreased by approximately 314,000 units during the nine months ended September 30, 2023 as a result of the final calculation of award metrics for 2022 awards and based on forecasted results for 2023 as compared to performance metrics determined by the Compensation Committee.

For the three months ended September 30, 2023 and September 30, 2022, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.9 million, respectively. At September 30, 2023, there was $0.7 million of total unrecognized compensation costs related to approximately 100,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 1.0 year.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(10,298)	$4,373	$(14,947)	$3,653
Denominator:
Weighted average common shares outstanding	30,402	29,965	30,277	29,879
Basic earnings (loss) per share	$(0.34)	$0.15	$(0.49)	$0.12

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(10,298)	$4,373	$(14,947)	$3,653
Denominator:
Weighted average common shares outstanding	30,402	29,965	30,277	29,879
Dilutive effect of restricted stock units outstanding (1)	—	280	—	330
	30,402	30,245	30,277	30,209
Diluted earnings (loss) per share	$(0.34)	$0.14	$(0.49)	$0.12
_______________
(1) For the three and nine months ended September 30, 2023, 1,508,255 and 926,224 shares related to restricted stock, respectively, were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Due diligence, professional fees and other transaction costs	$—	$1	$5	$18
Adjustments to fair value of contingent consideration liabilities		—		45
Acquisition-related expense, net	$—	$1	$5	$63

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022

Trade accounts receivable	$138,286	$127,767
Allowance for credit losses	(1,923)	(4,110)
Accounts receivable, net	$136,363	$123,657

The Company had $27.8 million and $13.5 million of unbilled revenue accrued as of September 30, 2023 and December 31, 2022, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking its damages. The Company recorded a full reserve for this receivable during 2019. The parties agreed to a settlement in the quarter ending June 30, 2023 with releases executed in July 2023, whereby the Company released its claim for the $1.4 million of outstanding receivables. Accordingly, the receivable has been written off. See Note 14-Commitments and Contingencies for additional details.

7.    Inventory

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Raw materials and consumable supplies	$8,694	$7,745
Work in progress and finished goods	7,086	5,811
Inventories	$15,780	$13,556

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	September 30, 2023	December 31, 2022

Land		$2,438	$2,529
Buildings and improvements	30-40	25,671	24,800
Office furniture and equipment	5-8	21,318	18,057
Machinery and equipment	5-7	262,370	251,282
		311,797	296,668
Accumulated depreciation and amortization		(232,035)	(219,107)
Property, plant and equipment, net		$79,762	$77,561

Depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $6.6 million and $5.9 million, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $19.0 million and $18.3 million, respectively.

9.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2022	$185,710	$13,925	$—	$199,635
Foreign currency translation	(191)	(126)	—	(317)
Impairment charges	—	(13,799)	—	(13,799)
Balance at 30, September 30, 2023	$185,519	$—	$—	$185,519

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

During the third quarter of 2023, a triggering event was identified within the Company's reporting units within the International segment due to decreased gross margin in the current period as a result of inflationary pressures and rising energy costs impacting the International reporting units' operations. As a result, the Company performed an interim quantitative goodwill impairment test.

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

Under the income approach, the fair value for each of the reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used internal forecasts, updated for recent events, to estimate future cash flows estimated using a terminal value calculation, which incorporates historical and forecasted trends, including an estimate of long-term future growth rates, based on the Company’s most recent views of the long-term outlook for each reporting unit. The internal forecasts include assumptions about future profitability, including the expected demand for the Company’s goods and services. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in the forecasts. The Company derived the discount rates using a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. The Company used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in the internally developed forecasts, updated for recent events. Increased interest rates in the current period increased the discount rate associated with the reporting units which contributed in an unfavorable decrease in the reporting units value.

The market approach valuation was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operate, considering risk profiles, size, geography, and diversity of products and services.

Based upon the results of the interim quantitative goodwill impairment test, the Company recorded an impairment charge of $13.8 million within the International reporting units. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and is included in Goodwill impairment charges on the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2023. Any significant adverse changes in future periods to the Company’s internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect its key assumptions and may result in future goodwill impairment charges which could be material.

10.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2023			December 31, 2022
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$109,409	$(87,977)	$21,432	$109,683	$(84,130)	$25,553
Software/Technology	3-15	53,199	(31,082)	22,117	51,028	(28,669)	22,359
Covenants not to compete	2-5	12,483	(12,429)	54	12,488	(12,416)	72
Other	2-12	10,379	(9,514)	865	10,389	(9,358)	1,031
Total		$185,470	$(141,002)	$44,468	$183,588	$(134,573)	$49,015

Amortization expense for the three months ended September 30, 2023 and 2022 was approximately $2.2 million and $2.3 million, respectively.

Amortization expense for the nine months ended September 30, 2023 and September 30, 2022 was $6.5 million and $6.9 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022

Accrued salaries, wages and related employee benefits	$27,749	$26,684
Contingent consideration, current portion	—	937
Accrued workers’ compensation and health benefits	3,954	3,660
Deferred revenue	7,523	7,521
Pension accrual	2,458	2,519
Right-of-use liability - Operating	10,777	10,376
Other accrued expenses	29,392	26,147
Total	$81,853	$77,844

12.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022

Senior credit facility	$72,118	$65,250
Senior secured term loan, net of unamortized debt issuance costs of $0.4 million and $0.5 million, respectively	117,572	121,399
Other	4,178	4,602
Total debt	193,868	191,251
Less: Current portion	(8,402)	(7,425)
Long-term debt, net of current portion	$185,466	$183,826

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
On August 1, 2022, the Company entered into a new credit agreement (the “Credit Agreement”) which replaced the Prior Credit Agreement and provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $118 million as of September 30, 2023. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of September 30, 2023, the Company had borrowings of $189.7 million and a total of $2.9 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.2 million as of September 30, 2023, which is included in Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of September 30, 2023, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement.

Other debt

The Company’s other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2023, there was an aggregate of approximately $4.2 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $18.0 thousand and interest rates range from 0.4% to 3.5%.

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of September 30, 2023, approximately $1.4 million of past due receivables were outstanding from this customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District on December 17, 2019, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim on March 6, 2020, alleging breach of contract and seeking recovery of its alleged damages. On April 25, 2023, the parties agreed to settle all claims, and in July 2023, the parties executed a settlement agreement. As part of the settlement, the Company paid $0.3 million in July 2023 (which the Company estimates is significantly less than the cost of going to trial) and released its claim of $1.4 million for associated past due receivables which were fully reserved for in prior periods. In the year ended December 31, 2022, the Company recorded a charge of $0.1 million for a potential loss from this matter. The Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Two proceedings were filed in California Superior Court for the County of Los Angeles regarding alleged violations of the California Labor Code. Both cases were captioned Justin Price v. Mistras Group, Inc., one being a purported class action lawsuit on behalf of current and former Mistras employees in California, filed on June 10, 2020, and the other was filed on September 18, 2020, on behalf of the State of California under the California Private Attorney General Act on the basis of the same alleged violations. The two cases were consolidated and payment was demanded for all damages, including unpaid wages, and various fines and penalties available under California law. On May 4, 2021, the Company agreed to a settlement of all claims in the cases, which was more formally documented pursuant to a settlement agreement completed October 5, 2021, as amended as of May 3, 2022. Pursuant to the settlement, the Company agreed to pay $2.3 million to resolve the allegations in these proceedings and to be responsible for the employer portion of payroll taxes on the amount of the settlement allocated to wages. The settlement as agreed upon by the parties received final court approval on September 26, 2022, and the Company paid the settlement proceeds and related payroll taxes to the claims administrator in the fourth quarter of 2022. The Company recorded expense of approximately $1.6 million during the three months ended March 31, 2021 related to this settlement, which is in addition to expense of $0.8 million the Company recorded during the three months ended December 31, 2020.

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in the subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of September 30, 2023 is approximately $2.5 million, which were incurred in 2018 and 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
North America	$148,814	$152,778	$431,295	$435,251
International	30,980	25,693	90,664	83,441
Products and Systems	2,829	3,078	9,897	8,666
Corporate and eliminations	(3,269)	(3,087)	(8,457)	(8,203)
	$179,354	$178,462	$523,399	$519,155

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross profit
North America	$44,773	$44,869	$121,088	$118,348
International	8,481	7,694	24,247	25,324
Products and Systems	1,096	1,189	4,773	3,514
Corporate and eliminations	32	32	73	47
	$54,382	$53,784	$150,181	$147,233

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income (loss) from operations
North America	$18,004	$16,700	$39,719	$35,315
International	(12,970)	814	(13,031)	2,678
Products and Systems	(557)	(333)	(78)	(1,334)
Corporate and eliminations	(9,159)	(8,067)	(29,228)	(22,668)
	$(4,682)	$9,114	$(2,618)	$13,991

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Depreciation and amortization
North America	$6,603	$6,168	$19,329	$18,927
International	1,915	1,858	5,663	5,835
Products and Systems	183	221	526	559
Corporate and eliminations	47	(50)	(48)	(189)
	$8,748	$8,197	$25,470	$25,132

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	September 30, 2023	December 31, 2022
Intangible assets, net
North America	$38,619	$43,260
International	3,265	4,422
Products and Systems	1,260	1,208
Corporate and eliminations	1,324	125
	$44,468	$49,015

	September 30, 2023	December 31, 2022
Total assets
North America	$414,190	$407,779
International	93,951	104,531
Products and Systems	13,557	12,408
Corporate and eliminations	14,992	10,186
	$536,690	$534,904

Refer to Note 2–Revenue, for revenue by geographic area for the three and nine months ended September 30, 2023 and 2022.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
16. Subsequent Events

On October 9, 2023, Sotirios Vahaviolos retired as Executive Chairman of the Board (the “Board”) of Mistras Group, Inc., but remains employed as a Senior Advisor to the Chief Executive Officer. In addition, Dr. Vahaviolos continues to serve as a member of the Board and as Chairman Emeritus. On the same day, the Board elected Manuel N. Stamatakis to serve as Chairman of the Board to succeed Dr. Vahaviolos in that role.

On October 9, 2023, the Board also approved the termination without cause of Dennis Bertolotti as the Company’s President and Chief Executive Officer. In connection with his termination as President and Chief Executive Officer, Mr. Bertolotti resigned as a director, effective immediately. The Board appointed Mr. Stamatakis to serve as interim President and Chief Executive Officer until a permanent President and Chief Executive Officer is appointed. The Company expects to record approximately $2.6 million during the fourth quarter of 2023 related to the termination.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2023 and 2022. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, (“2022 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

The Company’s core capabilities also include non-destructive testing (“NDT”) field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, shop laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

Recent Developments
The Russian-Ukrainian war is creating disruption in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations primarily in Europe due to increased energy costs.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Earlier in 2022, the Company eliminated substantially all of the COVID related cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. Our cash position and liquidity remains strong. As of September 30, 2023, the cash balance was approximately $12.8 million and our Credit Agreement provides us with significant liquidity.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of inflationary pressures may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing higher energy costs, among other increased costs, due in part to the Russian-Ukrainian war and an impairment was recorded during the quarter ended September 30, 2023 related to the Company's European reporting units. The Company will continue to monitor market conditions and respond accordingly.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) from operations before special items” is used for each of our three operating segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income (loss) or any other measures derived in accordance with GAAP. Because Income (loss) from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues	$179,354	$178,462	$523,399	$519,155
Gross profit	54,382	53,784	150,181	147,233
Gross profit as a % of Revenue	30.3%	30.1%	28.7%	28.4%
Income from operations	(4,682)	9,114	(2,618)	13,991
Income from Operations as a % of Revenue	(2.6)%	5.1%	(0.5)%	2.7%
Income before provision (benefit) for income taxes	(8,849)	6,379	(14,711)	7,201
Net Income (loss)	(10,338)	4,394	(14,940)	3,707
Net Income (loss) attributable to Mistras Group, Inc.	$(10,298)	$4,373	$(14,947)	$3,653

Revenue

Revenue was $179.4 million for the three months ended September 30, 2023, an increase of $0.9 million, or 0.5%, compared with the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 was $523.4 million, an increase of $4.2 million, or 0.8%, compared with the nine months ended September 30, 2022.

Revenue by segment for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
North America	$148,814	$152,778	$431,295	$435,251
International	30,980	25,693	90,664	83,441
Products and Systems	2,829	3,078	9,897	8,666
Corporate and eliminations	(3,269)	(3,087)	(8,457)	(8,203)
	$179,354	$178,462	$523,399	$519,155

Three Months

In the three months ended September 30, 2023, total revenue increased 0.5% versus the prior year comparable period due predominantly to increased sales volume as compared to the prior period. North America segment revenue decreased 2.6% due to decreases in sales volume in our aerospace and defense and power generation & transmission end markets, amongst others. International segment revenue increased 20.6%, due predominantly to low double-digit organic growth and mid single-digit favorable foreign exchange rates impact. Products and Systems segment revenue decreased 8.1%, due to decreased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 58% and 54% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Aerospace and defense customer revenue comprised approximately 11% and 12% of total revenue for the three months ended September 30, 2023 and 2022, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the three months ended September 30, 2023, as compared to 32% for the three months ended September 30, 2022, with no customer accounting for 10% or more of total revenue in either three-month period.

Nine months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

In the nine months ended September 30, 2023, total revenue increased 0.8% versus the comparable prior period. The increase was due to organic growth in our core business, partially offset by an unfavorable revenue impact from foreign exchange rates. Our North America segment revenue decreased 0.9% due primarily to decreases in sales volume in our aerospace and defense and other process industries end markets which was partially offset by increased sales volume in our oil and gas end market. International segment revenue increased 8.7% due to mid single-digit organic growth and offset by low single-digit unfavorable revenue impact from foreign exchange rates. Products and Systems segment revenue increased by 14.2% due to increased sales volume within the power generation & transmission end market, as compared to the prior period.

Oil and gas customer revenue comprised approximately 59% and 56% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Aerospace and defense customer revenue comprised approximately 11% and 12% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the nine months ended September 30, 2023, as compared to 33% for the nine months ended September 30, 2022, with no customer accounting for 10% or more of total revenue in either nine-month period.

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

	2022 Quarterly Revenues
	Three months ended March 31,	Three months ended June 30,	Three months ended September 30,	Three months ended December 31,
Oil and Gas Revenue by sub-category
Upstream	$36,397	$38,051	$35,173	$36,435
Midstream	20,427	27,153	25,885	23,540
Downstream	37,399	36,061	35,973	35,258
Total	$94,223	$101,265	$97,031	$95,233

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil and Gas Revenue by sub-category
Upstream	$38,041	$35,173	$116,941	$109,621
Midstream	26,215	25,885	74,739	73,465
Downstream	38,996	35,973	116,361	109,433
Total	$103,252	$97,031	$308,041	$292,519

Oil and gas upstream customer revenue increased approximately $7.3 million, or 7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and $2.9 million, or 8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to increased exploration operations and market share gains compared to the prior period.

Midstream customer revenues increased approximately $1.3 million, or 2%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and $0.3 million, or 1%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to comparable pipe inspection services performed in both years.

Downstream customer revenue increased $6.9 million, or 6%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and $3.0 million, or 8%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to increased sales volume at customer refineries and increased customer turnarounds.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by type
Field Services	$122,717	$118,526	$348,501	$345,385
Shop Laboratories	14,840	12,528	42,216	35,533
Data Analytical Solutions	17,997	17,151	52,916	45,786
Other	23,800	30,257	79,766	92,451
Total	$179,354	$178,462	$523,399	$519,155

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue increased by $3.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and increased $4.2 million, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in both periods was due to increased sales volume in our oil and gas end market for our North America and International segments.

Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop revenues increased by $6.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and increased $2.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Shop revenues increased in both periods as compared to the prior year quarter due to increased sales volume related to our commercial aerospace and industrials end markets.

Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Data Solutions revenue increased by $7.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and increased $0.8 million, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due primarily to increased sales volume within PCMS, Onstream and other Data Solutions offerings within our North America segment.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenues decreased by $12.7 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, and decreased $6.5 million, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Other revenues decreased primarily due to decreased sales within the aerospace and defense sector and due to declines in our other end markets within the North America and International segments.

Gross Profit

Gross profit increased by $0.6 million, or 1.1%, in the three months ended September 30, 2023 versus the prior year comparable period, on an increase in revenue of 0.5%.

Gross profit increased by $2.9 million, or 2.0%, in the nine months ended September 30, 2023 on an increase in revenue of 0.8%.

Gross profit by segment for the three and nine months ended September 30, 2023 and 2022 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Gross profit
North America	$44,773	$44,869	$121,088	$118,348
% of segment revenue	30.1%	29.4%	28.1%	27.2%
International	8,481	7,694	24,247	25,324
% of segment revenue	27.4%	29.9%	26.7%	30.3%
Products and Systems	1,096	1,189	4,773	3,514
% of segment revenue	38.7%	38.6%	48.2%	40.5%
Corporate and eliminations	32	32	73	47
	$54,382	$53,784	$150,181	$147,233
% of total revenue	30.3%	30.1%	28.7%	28.4%

Three Months

Gross profit margin was 30.3% and 30.1% for the three-month periods ended September 30, 2023 and 2022, respectively. North America segment realized an increase of 0.7% in gross profit margin to 30.1% during the three months ended September 30, 2023. This was primarily due to reduced overhead costs associated with lower revenues, as compared to the prior year period. International segment realized a decrease of (2.5)% in gross profit margin to 27.4% during the three months ended September 30, 2023 due primarily to increased inflationary costs as compared to the prior year period. Products and Systems segment realized an increase of 0.1% in gross profit margin to 38.7% during the three months ended September 30, 2023 due to favorable sales mix.

Nine months

Gross profit margin was 28.7% and 28.4% for the nine months ended September 30, 2023 and 2022, respectively. Gross profit margin increased due to favorable sales mix.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating Expenses
Selling, general and administrative expenses	$39,537	$40,767	$123,844	$123,545
Bad debt provision for troubled customers, net of recoveries	—	—	—	289
Loss on debt modification	—	693	—	693
Reorganization and other costs	2,702	130	6,017	65
Goodwill Impairment Charges	13,799	—	13,799	—
Research and engineering	438	450	1,428	1,523
Depreciation and amortization	2,588	2,629	7,556	8,058
Legal settlement and insurance recoveries, net	—	—	150	(994)
Acquisition-related expense, net	—	1	5	63
	$59,064	$44,670	$152,799	$133,242
% of total revenue	32.9%	25.0%	29.2%	25.7%

Three months

Total operating expenses increased $14.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due predominantly to impairment charges of $13.8 million incurred in the third quarter of 2023 as more fully described in Note 9-Goodwill of the Notes to the Unaudited Condensed Consolidated Financial Statements. Selling, general and administrative expenses decreased $1.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due mainly to favorable foreign currency exchange. Depreciation and amortization was flat during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. During the three months ended September 30, 2023, $2.7 million of reorganization and other related costs were incurred, which were due to the Company's on-going efficiency and productivity initiatives.

Nine months

Operating expenses increased $19.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due predominantly to impairment charges of $13.8 million incurred in the third quarter of 2023 as more fully described in Note 9-Goodwill of the Notes to the Unaudited Condensed Consolidated Financial Statements. Selling, general, and administrative expenses increased $0.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to favorable foreign currency exchange. Reorganization and other costs for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased $6.0 million due to professional fees and restructuring charges associated with changes in the Company's organizational structure. Depreciation and amortization decreased $0.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Income (loss) from Operations

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
North America:
Income from operations (GAAP)	$18,004	$16,700	$39,719	$35,315
Bad debt provision for troubled customers, net of recoveries	—	—	—	289
Reorganization and other costs	35	12	574	40
Legal settlement and insurance recoveries, net	—	—	150	(841)
Acquisition-related expense, net	—	—	—	45
Income from operations before special items (non-GAAP)	$18,039	$16,712	$40,443	$34,848
International:
Income (loss) from operations (GAAP)	$(12,970)	$814	$(13,031)	$2,678
Goodwill Impairment charges	13,799	—	13,799	—
Reorganization and other costs, net	33	(15)	228	(114)
Income from operations before special items (non-GAAP)	$862	$799	$996	$2,564
Products and Systems:
Loss from operations (GAAP)	$(557)	$(333)	$(78)	$(1,334)
Reorganization and other costs	189	—	189	—
Income (loss) from operations before special items (non-GAAP)	$(368)	$(333)	$111	$(1,334)
Corporate and Eliminations:
Loss from operations (GAAP)	$(9,159)	$(8,067)	$(29,228)	$(22,668)
Loss on debt modification	—	693	—	693
Reorganization and other costs	2,445	133	5,026	139
Acquisition-related expense, net	—	1	5	19
Legal settlement and insurance recoveries, net	—	—	—	(153)
Loss from operations before special items (non-GAAP)	$(6,714)	$(7,240)	$(24,197)	$(21,970)
Total Company:
Income (loss) from operations (GAAP)	$(4,682)	$9,114	$(2,618)	$13,991
Bad debt provision for troubled customers, net of recoveries	—	—	—	289
Goodwill Impairment charges	13,799	—	13,799	—
Reorganization and other costs	2,702	130	6,017	65
Loss on debt modification	—	693	—	693
Legal settlement and insurance recoveries, net	—	—	150	(994)
Acquisition-related expense, net	—	1	5	64
Income from operations before special items (non-GAAP)	$11,819	$9,938	$17,353	$14,108

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

See section Note About Non-GAAP Measures in this Quarterly Report on Form 10-Q for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended September 30, 2023, income from operations (GAAP) decreased $13.8 million compared with the three months ended September 30, 2022, while income before special items (non-GAAP) increased $1.9 million for the three months ended September 30, 2023 compared with the three months ended September 30, 2022. As a percentage of revenue, income before special items increased by 100 basis points to 6.6% in the three months ended September 30, 2023 from 5.6% in the three months ended September 30, 2022.

Nine months

For the nine months ended September 30, 2023, income from operations (GAAP) decreased $16.6 million, compared with the nine months ended September 30, 2022, while income from operations before special items (non-GAAP) increased $3.2 million for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. As a percentage of revenue, income from operations before special items increased by 60 basis points to 3.3% in the nine months ended September 30, 2023 from 2.7% in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company experienced overall organic growth offset by increased reorganization costs.

Interest Expense

Interest expense was approximately $4.2 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense was approximately $12.1 million and $6.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in the three months ended September 30, 2023 was due to an increase in interest rates compared to the prior year period. The increase in interest expense for the nine months ended September 30, 2023 compared to the prior year period was due to an increase in the interest rates, partially offset by a decrease in outstanding borrowings.

Income Taxes

Our effective income tax rate was approximately (16.8)% and 31.1% for the three months ended September 30, 2023 and 2022, respectively. Our effective income tax rate was approximately (1.6)% and 48.5% for the nine months ended September 30, 2023 and 2022, respectively.

The effective income tax rate for the three months ended September 30, 2023 was lower than the statutory rate primarily due to the impact of permanent tax adjustments related to executive compensation and goodwill impairment. The effective income tax rate for the three months ended September 30, 2022 was higher than the statutory rate primarily due to various permanent tax adjustments and a $0.1 million valuation allowance recorded on a foreign jurisdiction.

The effective income tax rate for the nine months ended September 30, 2023 was lower than the statutory rate primarily due to the impact of permanent tax adjustments related to executive compensation and goodwill impairment. The effective income tax rate for the nine months ended September 30, 2022 was higher than the statutory rate due primarily to various permanent tax adjustments and a $0.9 million valuation allowance recorded during the period which was related to a foreign jurisdiction.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$10,684	$10,531
Investing activities	(15,170)	(8,877)
Financing activities	(1,839)	(4,753)
Effect of exchange rate changes on cash	(1,411)	(2,927)
Net change in cash and cash equivalents	$(7,736)	$(6,026)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, cash provided by operating activities was $10.7 million, representing a year-on-year increase of $0.2 million, or 1%. The increase was primarily related to decreased days sales outstanding in the current year period and offset by an increase in prepaid expenses and other assets.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $15.2 million, compared to $8.9 million net cash used in investing activities for the nine months ended September 30, 2022. The change was primarily attributable to capital expenditures related to property, plant and equipment during the current period as compared to the prior period.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2023, compared to net cash used in financing activities of $4.8 million for the nine months ended September 30, 2022. This was primarily due to during the nine months ended September 30, 2023, net repayments of debt were approximately $2.2 million higher as compared to 2022.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $1.4 million in the nine months ended September 30, 2023, compared to a decrease of $2.9 million for the nine months ended September 30, 2022. The primary driver of the change was foreign currency fluctuations related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of September 30, 2023, we had cash and cash equivalents totaling $12.8 million and $114.2 million of unused commitments under our Credit Agreement with borrowings of $189.7 million and $2.9 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2023, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 12-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant increases in our contractual obligations and outstanding indebtedness as disclosed in the 2022 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

None

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Employment Agreement between the Company and Gennaro A. D'Alterio dated September 11, 2023 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 6, 2023