Form 10-K
period 2023-12-31
Mistras Group, Inc.
filed 2024-03-11
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of $7.72 on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $158.4 million.

As of March 6, 2024, the Registrant had 30,634,785 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2023. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Philadelphia, Pennsylvania Auditor Firm ID: 238

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and a decades-long legacy of industry leadership, the Company helps customers with asset-intensive infrastructure in the oil and gas, petrochemical, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these customers that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and private space; and building monitoring equipment to help avoid catastrophic incidents, the Company helps the world at large.

The Company enhances value for its customers by providing data driven solutions that digitalize the asset protection process and provide valuable insights to our customers that maximize uptime of the assets monitored. Our data analytical solutions offerings, coupled with the traditional non-destructive testing ("NDT"), provide us a competitive advantage over our competitors. With our ability to integrate asset protection throughout supply chains and centralizing data management, we are able to provide insights and actionable recommendations to our customers through a suite of Industrial Internet of Things ("IoT")-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers.

The Company’s core capabilities also include NDT field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, shop laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

Given the role our solutions play in enhancing the safe and efficient operation of our customers' infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Our traditional NDT solutions, coupled with our data analytical solutions offerings, allow us to provide accessible and easily understood data to our customers that allows them to identify when an asset may fail, in order to prioritize inspections and repair.

Under our business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include companies in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries.

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. In the past, we have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach, complement our existing offerings, and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service lines, technologies, resources and customers, which we believe will enhance our advantages over our competition.

We believe long-term growth can be realized in our target markets. Our business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers inspection expenditures to be impacted by oil price fluctuations.

We have continued providing our customers with an innovative asset protection software ecosystem through our MISTRAS OneSuite platform. The OneSuite platform offers functions of MISTRAS' software and services brands as integrated applications on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 90 plus applications being offered on one centralized platform.

We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets primarily consist of:
•Oil and Gas (Downstream, Midstream and Upstream)
•Aerospace and Defense
•Industrial
•Power Generation and Transmission
•Infrastructure, Research and Engineering
•Other Process Industries
•Petrochemical

A majority of our revenues are generated by deploying technicians at our customers' locations. A majority of our revenues from aerospace and defense as well as certain manufacturing customers are generated by performing inspections and testing at our various in-house laboratories.
We generated revenues of $705.5 million, $687.4 million and $677.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. We generated net loss of $17.4 million, a net income of $6.6 million and net loss of $3.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, we generated approximately 82%, 83% and 82%, respectively, of our revenues from our North America segment. Our revenues are diversified, with our top ten customers accounting for approximately 35%, 33% and 33% of our revenues during the years ended December 31, 2023, 2022 and 2021, respectively, with no customer accounting for greater than 10% of our revenues in any such year.

OUR SPECIALIZED SOLUTIONS
As a provider of asset protection solutions, we combine our industry-leading services, products, data management and analytical solutions technologies to provide a unique and custom-tailored solution for each customer’s individual asset protection needs, ranging from routine inspections to complex, plant-wide asset integrity management programs.
Field Inspections

Our field inspections portfolio includes traditional and advanced NDT techniques and inline inspection for pipelines. We offer these solutions on an individual basis, or as parts of enterprise inspection and testing programs.
NDT is the examination of an asset without materially impacting its structural integrity. The ability to inspect infrastructure assets and not interfere with their operating performance makes NDT a highly-attractive alternative to many traditional techniques, which may require shutting down an asset or entire facility. Typical issues for which our technicians inspect include potential corrosion, cracking, pitting, leaking, faults and flaws in piping, storage tanks and pressure vessels, as well as a wide range of other industrial assets and public infrastructure.
Our automated data acquisition solutions utilize smart sensing and monitoring, robotic inspection systems, and digitized spot inspections to provide asset integrity data with greater insight into current and potentially future asset conditions.
Field inspection services lend themselves to integration with our other offerings, and as such have often served as the initial entry point to more advanced customer engagements that require additional solutions. After an initial field inspection is performed, we are able to provide multiple supplemental solutions, such as maintenance services, engineering consulting and data analytical solutions services we provide, that further serve to solidify our relationships with our customers and drive additional revenue.
Data Analytical Solutions
The asset protection solutions that we provide throughout our customers’ asset lifecycles generate mechanical integrity data that needs to be effectively archived, managed, and analyzed. A common difficulty that our customers face is the ability to easily access and analyze large volumes of data from multiple data collection and input sources. We recognize that this data is most valuable to our customers when it is accessible and integrated (regardless of vendor, tool, or facility), and we have taken significant steps to digitalizing asset protection processes through our data analytical solutions product offerings.

Our data acquisition capabilities capture asset data to help our customers follow regulatory compliance, ensure mechanical integrity, and reduce unplanned outages. We capture data using manned and automated techniques that minimize the impact on our customers' operations. Customers can access our collected data for all facilities, structures, and assets that we manage from one easy to use dashboard, which enables customers to evaluate trending and benchmarking across multiple sites seamlessly.

Customer data is managed in our asset protection software ecosystem, OneSuite. Our OneSuite software platform offers functions of our popular software and services brands as integrated applications in a cloud environment. Our OneSuite software platform serves as a single access portal for customers' data activities and provides access to 90 plus integrated applications being offered in one centralized platform.

Many customers take advantage of our data analytics capabilities that utilize technology to automatically generate insights and actionable recommendations that can be implemented to improve our customers' overall productivity. Our managed services integrate our data capabilities with data analysts, field personnel and engineers to provide a comprehensive solution to our customers that reduces our customers' overall costs.

Our customers within the oil and gas and petrochemical industries take advantage of our industry-leading application Plant Condition Management Software (PCMS®). This application is one of the most widely used asset integrity management systems (“AIMS”). We estimate that our PCMS application is currently used by approximately 50% of the U.S. refiners, as well as by leading midstream pipeline energy companies and major oil and gas companies in Canada and Europe. This allows us to provide our customers with industry-leading insights across all their facilities and enables us to provide additional software and solutions to these customers and perform recurring maintenance where necessary.

Our pipeline customers utilize our Onstream® services and New Century® software platform to capture, manage and analyze pipeline integrity data in the midstream and upstream sectors of the oil and gas industry. We provide among the most comprehensive, data-driven pipeline protection solutions available to the industry. Our proprietary pipeline data analysis solutions enable deep integration of inline inspection ("ILI") big data with real-time risk analytics and business intelligence ("BI") to provide capabilities for supporting pipeline integrity, which we believe provides us with an important competitive advantage.

Our wind, power and infrastructure customers implement our online condition-monitoring solutions that provide real-time reports and analysis of infrastructure to alert facility personnel to damages before critical failures occur, while our flexible, IIoT compatible, cloud-based online monitoring portal centralizes and analyzes all collected monitoring data. These monitoring solutions are often installed in hazardous or hard-to-reach locations, helping to enhance safety by reducing the need to send technicians into unsafe locations.

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
Our Asset Integrity Management ("AIMS") and Mechanical Integrity ("MI") services help improve asset reliability and regulatory compliance through a systematic, engineering-based approach to ensure the ongoing integrity and safety of equipment and industrial facilities. AIMS/MI services can include conducting an inventory of infrastructure assets; developing, implementing and training personnel in executing inspection and maintenance procedures; and managing MI programs. We help to identify gaps between existing and desired practices and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets.
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
Centers of Excellence
Another differentiator in our business model is our Centers of Excellence ("COEs"), which offer support for asset, technology or industry-specific solutions. Our subject matter experts engage in strategic sales opportunities to offer customers value-added solutions using advanced technologies and methods. The COEs help to standardize our approach to common problems in our key market segments. Our COEs include:
•Acoustic Emission
•American Petroleum Institute ("API") Turnarounds
•AIMS/MI/Engineering
•Automated Ultrasonics
•Fossil Power
•Guided Wave Ultrasonics
•Mechanical Services
•Nuclear Power
•Phased Array
•Rope Access
•Wind
•Tank Inspection
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
NDT has historically been a prominent solution in the asset protection industry due to its capacity to detect defects without compromising the structural integrity of the tested materials or equipment. Traditionally, the supply of NDT inspection services has been provided by many relatively small vendors, who provide services in a more localized geographic region. A trend has emerged, however, for customers to increasingly engage a select few vendors capable of providing a wider spectrum of asset protection solutions for global infrastructure, in addition to an increased demand for advanced non-destructive testing ("ANDT") solutions and data acquisition software, both of which require a highly-trained workforce.
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
Digital Transformation of Asset Protection. Plants in the oil and gas, petrochemical and other process industries are recognizing the need to evolve their traditional, paper-based mechanical integrity programs in favor of digitalized solutions. The rise of big data intelligence, and our data analytical solutions offerings, provide our customers with actionable insights from raw asset integrity data. The growing digitization of asset protection provides opportunities for contractors with a wide range of asset protection expertise and integrated data platforms to provide customers with data analytical solutions to help customers maximize uptime while controlling costs.
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
Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s National Emphasis Program. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly-reliable asset protection suppliers with a track record of assisting customers in meeting increasingly stringent regulations. Our customers benefit from our extensive engineering consulting base that supports them in devising mechanical integrity programs that both meet regulatory compliance standards and enable enhanced safety and uptime at the customer's facilities.
Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software-based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective.

Expanding Aerospace and Defense Industry. We believe that increased demand will continue to come over the next several years from the commercial industry due to the approximately decade-long backlog for next-generation commercial aircraft to be built, driving the need for advanced solutions that drive cost and quality efficiencies. Demand continues to be stable in the defense industry while demand in the private space industry is growing.
Crude Oil Prices. Volatility in the energy sector has been profound during the 2015-2022 period with moderation occurring during 2023. The collapse of world oil prices in 2015 and 2016 undermined industry expansion. While energy prices recovered in 2017 and 2018, they once more declined, and subsequently rebounded in the second half of 2021 and the first half of 2022 with near record high prices and crack spreads. This resulted in refineries delaying turnarounds during 2022 until oil prices decreased and stabilized in the second half of 2022. The stabilization continued throughout 2023 without major peaks and fluctuations as seen in prior periods. The on-going war in Ukraine and the conflict in the Middle East between Israel and

Hamas, coupled with continued macroeconomic uncertainty in 2024, are expected to continue to significantly influence oil prices for the foreseeable future.

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
Integrated Data Management: Our expertise and proprietary research and development in data analytical solutions throughout the asset protection cycle provides a competitive advantage. With solutions for integrated data acquisition, storage, visualization and analytics, our integrated data analytical solutions well-position us for the oil and gas increasing movement towards digitalizing and centralizing asset protection to fewer, highly-skilled and multi-disciplined vendors. Many of our data analytical solutions are platform-agnostic, allowing us to integrate into customers' existing operations, and thereby expanding the potential customer pool for our solutions. Our expertise and experience also allow us to tailor our offerings to meet specific customer needs, which sets us apart from our competitors. Our presence in our customers’ operations throughout their asset lifecycles also ideally positions us to be their primary vendor to centralize their asset integrity data collection, management and analysis, creating mutually-beneficial opportunities to scale our relationships.

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
Technological Research and Development. The NDT industry continues to move towards more advanced, automated solutions, requiring service providers to find safer and more cost-efficient inspection techniques. We believe that we remain ahead of the technological curve by backing our extensive industry expertise with the investment of resources in research and development. Some of the advanced inspection technologies developed by our internal research and development teams include an automated radiographic testing ("aRT") crawler for corrosion under insulation ("CUI") inspections in above ground pipelines and piping; our Large Structure Inspection ("LSI") scanner, and our real-time radiography ("RTR") crawler for 360° inspections of pipeline girth welds.
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
Our Growth Strategy
Our growth strategy emphasizes the following key elements:
Continue to Digitalize Asset Protection Data and Processes. We place a data-centric focus on asset protection, enabling our customers to ease some of their biggest areas of concern (particularly the timely and accurate transfer of asset integrity data from the field to their IDMS, as well as the data’s visibility and accessibility once uploaded). We expect that the demand for our data analytical solutions which provides big data intelligence and remote data visibility will continue to grow, and we are investing in data analytical solutions that help our customers visualize and generate actionable insight from their asset integrity data, regardless of data input. We are also actively seeking to optimize our customers’ asset protection workflows and processes, by creating digital paths between data applications to increase data visibility and reduce manual data entry and human error.

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
Continue to Develop Technology-Enabled and Digital Asset Protection Solutions. We intend to maintain and enhance our technological leadership by continuing to invest in developing new technology, applications and data services. The release of our OneSuite ecosystem underscores our dedication to continue deepening synergies between our solutions to provide our customers with uniquely-integrated offerings, which we believe makes us a more attractive vendor for customers seeking to centralize their asset protection. We have actively continued to develop technologies that enhance the flow of data throughout multiple operational phases and facilities, through our integrated pipeline integrity data portfolio, and our cloud-based monitoring data portal.
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

Continue to Expand Our Customer Base into New End Markets. We believe we have significant opportunities to expand our customer base in relatively new end markets, including the renewable energy industry, specifically, wind and other alternative energy, natural gas transportation industries, pipeline integrity and additive manufacturing. The expansion of our addressable markets is being driven by the increased recognition and adoption of advanced asset protection technologies (such as unmanned drone inspection devices, robotics, etc.) that are supplanting traditional methods.

Capitalize on Acquisitions. We have completed several acquisitions to supplement and enhance our solutions, add new customers, expand our sales channels and accelerate our expected growth. Due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2024 other than small acquisitions with the banks’ approval. However, once we reduce our debt, we expect to make selective acquisitions beyond 2024.

Our Segments
We have three operating segments: (i) North America (which we previously referred to as our Services segment), (ii) International and (iii) Products and Systems:
North America provides asset protection solutions with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

International offers services, products and systems similar to those of the other segments to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment
Products and Systems designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

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
Revenue Overview

Revenue by Industry

The following charts represent our disaggregated revenue by industry for the years ended December 31, 2023, 2022 and 2021.

2023 Revenue by Industry
Petrochemical, 2%
Other, 2%
Infrastructure, Research & Engineering, 4%
Other Process Industries, 7%
Power Generation and Transmission, 5%
Industrials, 10%
Oil & Gas, 59%
Aerospace & Defense, 11%

2022 Revenue by Industry
Petrochemical, 3%
Other, 2%
Infrastructure, Research & Engineering, 4%
Other Process Industries, 8%
Power Generation and Transmission, 6%
Industrials, 9%
Aerospace & Defense, 12%
Oil & Gas, 56%

2021 Revenue by Industry
Petrochemical, 3%
Other, 3%
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

Our revenues are comprised of services offerings at our laboratories and at customer facilities. Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in-house laboratory facilities. Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in-house Mistras laboratories.

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

Electricity generation from coal is projected to fall throughout the mid 2020s and the decrease will be partially offset by an increase in the forecast of combined utility-scale solar and wind generation.

The EIA noted U.S. crude oil production averaged 11.9 million barrels per day (bpd) in 2022 and rose to an average 12.9 million bpd in 2023. The EIA forecasts production to continue to increase to an average 13.3 million bpd in 2024 and further increase to 13.5 million bpd in 2025.

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
In general, the oil and gas market is poised to leverage digital solutions to facilitate process improvements as well as increase plant reliability and improve process and personnel safety. This provides an opportunity for us to synergistically leverage our digital asset protection solutions. Digital transmission of data in various industry sectors, with built-in analytic functions, will allow our customers to better leverage inspection data that is being generated in the field.
While we expect off-stream inspection of critical assets to remain a routine practice, we anticipate an increase in the demand for non-invasive or on-stream inspections. Non-invasive inspections enable companies to minimize the costs associated with shutting down equipment during testing, while enabling the economic and safety advantages of advanced planning and/or predictive maintenance.
Aerospace and Defense
The aerospace industry continued to rebound from COVID-19 throughout 2023 with backlog and production levels approaching and exceeding pre-pandemic levels for certain OEMs for the first time since the pandemic. We serve this rapidly growing target market by providing a full range of inspection, testing, machining, mechanical, finishing, additive manufacturing and equipment solutions, for which we are Nadcap certified. Our state-of-the-art in-house laboratories maintain numerous accreditations from industry organizations, including Nadcap, and some of the largest manufacturers in the world, such as Boeing, Safran, Airbus, Bombardier and Embraer.
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
We have provided testing and structural health monitoring and data analytical solutions on bridges and structures worldwide, including some of the largest and most well-known bridges in the United States and United Kingdom. Our sensors continuously monitor these assets, alerting owner/operators when defects are detected. Our monitoring teams also provide regular reports that include early warnings of suspect areas before an alarm is generated.
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
Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer represented 10% or more of our revenue in any of the years ended December 31, 2023, 2022 or 2021.

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

Human Capital

As of December 31, 2023, we had approximately 4,800 employees worldwide, of which 3,200 were located in the United States, 500 in Canada and 1,100 in our other non-U.S. locations. Our employees include full and part time employees throughout our organization. As described below, we value our employees and have established various programs to promote the satisfaction, health and safety of our employees. Less than 0.01% of our employees in the United States are unionized.

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

Our Safety-Conscious Culture

We consider safety the backbone of our operations. Our asset protection solutions aim to ensure that industrial assets and facilities remain in safe, reliable working condition, which in turn enhances safety for our customers, the public, and the environment. Our laboratory and field personnel are trained to operate according to strict safety and quality standards so that our processes and procedures regarding hazardous materials, worker safety, and accident prevention are sound and effective. Further to this, we are constantly evaluating these processes and procedures to ensure that they remain of high quality and are effective, and we consider changes in the manner in which work is performed or lessons that have been learned from any sources, such as industry data. We work to help ensure that our customers are in full compliance with all federal, state, and local regulations. Our practices, policies and procedures are designed to help ensure we perform our duties through the use of safe, industry-best practices, seeking to minimize risk wherever possible.

We emphasize a “MISTRAS’ safety-conscious” culture with the intent that it becomes embedded in the day-to-day work of all our employees. We use various training tools and other practices to instill attitudes, beliefs, perceptions, and values that all employees share in the mandate to create and maintain a safe work environment for all.

We continuously monitor our safety performance through analysis of our company-wide safety statistics, which help us to determine behavioral trends while also instilling a culture of proactivity. For the year ended December 31, 2023, our Total Recordable Incident Rate ("TRIR") was 0.3 while Days Away, Restricted and Transferred Rate was 0.18 and Lost Work Day Rate remained 0.12. For the year ended December 31, 2022, our TRIR was 0.41.

Seasonality

Our business is seasonal. This seasonality relates primarily to our oil and gas target market, and to a lesser extent within our other target markets. U.S. refineries’ non-peak periods are generally in the fall, when they are retooling to produce more heating oil for winter, and in the spring, when they are retooling to produce more gasoline for summer. The peak periods for these customers are the summer and winter months, when they run at peak capacity and are not retooling or performing turnarounds or shut downs. As a result, our revenues in the summer and winter months are typically lower than our revenues in the fall and spring, when demand for our asset protection solutions from the oil and gas as well as the fossil power industries increases during their non-peak production periods. Because we are increasing our work in the fall and spring, our cash flows are lower in those quarters than in the summer and winter, as collections of receivables lag behind revenues. We expect that this seasonality will continue.

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors include large public and private companies, divisions of large companies and various small companies which generally are limited to a specific product or technology and focused on a niche market or geographic region. We believe that few, if any, of our competitors currently provide the full range of asset protection and NDT products, enterprise software ("PCMS") and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include Acuren, SGS Group, the Team IHT Segment and APPLUS RTD. Our competition with respect to our PCMS software includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality, whereas in the advanced NDT market, reputation, quality and size tend to be the most significant competitive factors. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (i) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (ii) complex regulations and safety codes that require significant industry experience, (iii) license requirements and evolved quality and safety programs, (iv) costly and time-consuming certification processes, (v) capital requirements and (vi) emphasis by large customers on size and critical mass, length of relationship and past service record.

Research and Development

Our research and development is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including Canada, France, Greece the United Kingdom, Brazil and the Netherlands. Our total professional staff includes employees who hold Ph.D.’s and engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing (ASNT).

We make strategic research and development investments in our data analytical solutions technologies that support integration with our other solution offerings to enhance cost- and time-efficiencies, maximize uptime and safety and improve the flow of data from field technicians to inspection databases. These strategic investments enable us to enhance our service offerings to customers and provide valuable insights and predictive analysis.
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

Research and development expenses are reflected in our Consolidated Statements of Income (Loss) as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $1.7 million, $2.0 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. Most of the projects are in our target markets, however, a few of the projects could lead to other future market opportunities.

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
As of December 31, 2023, we held 12 U.S. patents by direct ownership and 5 patent applications pending in the United States. All the patent applications pending have been filed since 2018. While we do not rely on these patents or licenses to provide a majority of our proprietary asset protection solutions, certain of these patents do provide us with a competitive advantage and we believe they will be an asset to our growth strategy. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
As of December 31, 2023, the primary trademarks and service marks that we held in the United States included MISTRAS®, our stylized globe design and our tag line "One Source for Asset Protection Solutions". Other key trademarks or service marks that we utilize in localized markets or product advertising include:
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

Executive Officers

The following were our executive officers for the year ended December 31, 2023 and their background and experience.

Name	Age	Position
Manuel N. Stamatakis	76	Chairman of the Board and Interim President and Chief Executive Officer
Edward J. Prajzner	57	Senior Executive Vice President and Chief Financial Officer
Gennaro D'Alterio	52	Executive Vice President, Chief Commercial Officer
Michael C. Keefe	67	Executive Vice President, General Counsel and Secretary
Michael J. Lange	63	Senior Group Executive Vice President
John A. Smith	54	Executive Vice President and President of Services

Manuel "Manny" N. Stamatakis joined Mistras Board of Directors in 2002, became the Chair of the Governance Committee as well as a member of the Audit Committee and Compensation Committee in 2009 and Lead Director in 2010. On October 9, 2023, Mr. Stamatakis became the Chairman of the Board, and on the same day became our Interim President Chief Executive Officer to replace our prior President and Chief Executive Officer, Dennis Bertolotti. At that same time, Mr. Stamatakis resigned from all the committees of the Board and as our lead director. Mr. Stamatakis currently chairs the Project Phoenix Steering Committee, an initiative for which he is both the chief architect and driving force.

An accomplished entrepreneur for over 30 years, Mr. Stamatakis is an executive officer of Capital Management Enterprises, Inc., a financial services and employee benefits consulting firm based in Pennsylvania. Mr. Stamatakis has held multiple board and chairmanship positions over the years, including Chairman of the Delaware River Port Authority, The Drexel College of Medicine, the Pennsylvania Supreme Court Investment Advisory Board, and the Philadelphia Shipyard Development Corporation which was the catalyst to bringing shipbuilding back to the Philadelphia region. He earned a B.S. in Industrial Engineering from Pennsylvania State University and received an honorary Doctor of Business Administration from Drexel University.

Edward J. Prajzner joined Mistras in January 2018 as our Senior Vice President, Chief Financial Officer and Treasurer, was subsequently promoted to Executive Vice President and on March 26, 2023, was promoted to become our Senior Executive Vice President and Chief Financial Officer. Prior to joining Mistras, Mr. Prajzner worked at CECO Environmental Corp., a global service provider to environmental, energy and filtration industries, and served as Chief Financial Officer and Secretary from 2014 to 2017, Vice President of Finance and Chief Accounting Officer from 2013 until his appointment as Chief Financial Officer in 2014, and Corporate Controller and Chief Accounting Officer from 2012 to 2013. Mr. Prajzner also served in senior finance roles at CDI Corporation (now AE Industrial Partners) and American Infrastructure (now Allan Myers). Mr. Prajzner began his career in public accounting at Ernst & Young, received his B.S. in accountancy from Villanova University, his MBA in finance from Temple University and is a certified public accountant.

Gennaro "Jerry" D'Alterio joined Mistras on September 11, 2023, as Executive Vice President and Chief Commercial Officer. Prior to joining Mistras, Mr. D'Alterio most recently served as the Vice President of Product Management and Director, Global Business Development at CECO Environmental Corporation’s Fluid Handling & Filtration segment, where he also held the positions of President and Global President. With over 20 years of proven executive leadership and demonstrated ability to drive both revenue growth and profitability, across a wide range of industries, Mr. D’Alterio excels at driving best-in-class commercial operating models and transformations while fostering success-oriented, winning cultures. Mr. D'Alterio holds an MBA and a Bachelor of Science in Mechanical Engineering from Villanova University. He is certified in LEAN enterprise and manufacturing, is member of the Hydraulic Institute and the International Desalination Association, and serves on the Board of the Aquatic Animal Life Support Operators organization.

Michael C. Keefe joined Mistras in December 2009. Prior to joining Mistras, Mr. Keefe worked at International Fight League, a then publicly-traded sports promotion company, from 2007 until 2009, in various executive positions. From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years of which he served as Vice President, Corporate and Securities Law and Assistant Secretary. Mr. Keefe received a BS in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

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

John A. Smith joined Mistras in 2008 and has held various positions, including Vice President of Operations, then became Senior Vice President of Operations in 2018 before becoming Executive Vice President and President of Services on October 1, 2023. Mr. Smith began his career as a non-destructive testing (NDT) technician with CONAM Inspection and Engineering Services before launching his own business, Elite Inspection Services Company. He owned and operated Elite for 16 years, until Mistras acquired the company in 2008. During his NDT career, Mr. Smith held multiple certifications from the American Society for Nondestructive Testing (ASNT).

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

ITEM 1A.                                       RISK FACTORS

This section describes the major risks to us, our business and our common stock. You should carefully read and consider the risks described below, together with the other information contained in this Annual Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all risk factors that could impact us. For example, the COVID-19 pandemic has had a dramatic negative impact on the health of citizens of many countries, and resulted in major disruptions in economies and markets around the world, including our key markets. In addition, it is unclear what effects the on-going war between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas are likely to have on the world economy and certain of our target markets, including particularly the oil and gas market, in the near and long term. In addition, macroeconomic factors such as inflation, unemployment, and interest rates, amongst others, will impact our business. Accordingly, you should not consider the following to be a complete discussion of all risks and uncertainties pertaining to us and our common stock.

Risks Related to Our Business

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 59%, 56%, and 54% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive a majority of our revenues from this industry. Our services are vital to the operators of plants, refineries, and pipelines, and we have expanded our services offerings, such as expanding our mechanical and in-line inspection services capabilities. However, economic slowdowns or low oil prices have, and could continue to, result in cutbacks in contracts for our services. In addition, low oil prices could depress the level of new exploration and construction, which would adversely affect our market opportunities. If the price of oil were to decrease, our revenues, profits and cash flows may be reduced. If the price of oil reaches record, or near record levels as it did in 2022, we may experience delays or deferrals in performing inspection services to customers in the oil and gas industry.

While we continue to expand our market presence in the aerospace, power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns. In addition, it is unclear what the continued effects the war between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas are likely to have on the world economy and certain of our target markets, including particularly the oil and gas market, in the near and long term. However, during 2022, we experienced unfavorable foreign currency exchange impacts as it relates to our European operations. Additionally, the Russian-Ukrainian war continues to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. Our European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war.

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

In addition, changes in international, federal, state and local legislation and regulation based on concerns about climate change and increasing climate-related disclosures, including the rules proposed by the SEC, could result in increased compliance and data collection costs if, and when, such laws and regulations become effective.

Our international operations are subject to risks relating to non-U.S. operations.

For the years ended December 31, 2023, 2022 and 2021, we generated approximately 29%, 29%, and 30% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, France, the United Kingdom, the Netherlands and Brazil. We also have operations in Belgium, Greece and India. There are numerous risks inherent in doing business in international markets, including:

•fluctuations in currency exchange rates and interest rates;
•regional micro and macro-economic pressures, inflationary costs, energy costs and geopolitical factors;
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
•political instability, war or conflicts and civil unrest;
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

We derive a significant amount of revenues from a few customers. Taken as a group, our top ten customers were responsible for approximately 35%, 33%, and 33% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively. This concentration pertains almost exclusively to our North America segment, which accounted for 82%, 83% and 82% of our revenues for the years ended December 31, 2023, 2022 and 2021, respectively. These customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our significant customers could result in lower revenues and could harm our business, financial condition or results of operations.

Our business, and the industries we currently serve, are currently subject to governmental regulation, and may become subject to modified or new government regulation that may negatively impact our ability to market our asset protection solutions.

We are required to comply with various government regulations and licensing requirements. For example, the transportation and overnight storage of radioactive materials used in providing certain of our asset protection solutions such as radiography are subject to regulation under federal and state laws and licensing requirements. Our North America segment is currently licensed to handle radioactive materials by the U.S. Nuclear Regulatory Commission, more than 30 state regulatory agencies and the Canadian Nuclear Safety Commission. If we allegedly fail to comply with these regulations, we may be investigated and incur significant legal expenses associated with such investigations, and if we are found to have violated these regulations, we may be fined or lose one or more of our licenses or permits, which would prevent or restrict our ability to provide radiography services. In addition, while we are being investigated, we may be required to suspend work on the projects associated with our alleged noncompliance, resulting in loss of profits or customers, and damage to our reputation. Many of our customers have strict requirements concerning safety or loss time occurrences and if we are unable to meet these requirements it could result in lost revenues. In the future, governmental agencies may seek to change current regulations or impose additional regulations on our business. Any modified or new government regulation applicable to our current or future asset protection solutions may negatively impact the marketing and provision of those solutions and increase our costs of providing these solutions and have a corresponding adverse effect on our margins.

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

Our initiatives to improve our financial performance may not achieve results within expected time frames, or at expected levels.

We have undertaken strategies to transform our business so that we may operate more effectively, streamline and rationalize our cost structures, and look for strategic opportunities to expand our revenue and become more profitable. The extent of our future success depends on how successful we are in these endeavors.

In 2023, we commenced a broad review of our operations, which we refer to as "Project Phoenix". Through Project Phoenix, we have been exploring ways to improve profitability and Adjusted EBITDA, through meaningful margin improvement and sustained cost savings. We have completed most phases of the project, wherein efficiency and profitability opportunities were identified, actionable initiatives were validated, and many of these actions have been implemented prospectively. Project Phoenix has resulted in significant cost reductions, primarily through headcount reductions, more efficient workflows, and streamlining of processes, and also led to developing and initiating action plans to increase revenue.

We believe our Project Phoenix initiatives will benefit the Company and our stockholders in the long run. However, we cannot be certain that some of the cost reductions could result in problems with our operations, lost opportunities, weakening of controls and procedures or other adverse effects if we misjudged the impact of the headcount reductions and other changes that we have implemented and are currently implementing. In addition, headcount reductions can result in lower employee morale and result in employees deciding to leave the Company, which would further adversely impact our businesses.

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

Our credit agreement contains financial covenants that require us to maintain compliance with specified financial ratios. If we fail to comply with these covenants, the lenders could prevent us from borrowing under our credit agreement, require us to pay all amounts outstanding, require that we cash collateralize letters of credit issued under the credit agreement and restrict us from making acquisitions. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We believe that it is probable, based on the New Credit Agreement (as defined herein), that we will be able to comply with the financial covenants in our existing credit agreement and that sufficient credit remains available under the credit agreement to meet our liquidity needs. However, due to the uncertainties being caused by the significant volatility in oil prices and volatility in the aerospace production, such matters cannot be predicted with certainty.

Our current credit agreement also imposes restrictions on our ability to engage in certain activities, such as creating liens, making certain investments, incurring more debt, disposing of certain property, paying dividends and making distributions and entering into a new line of business. While these restrictions have not impeded our business operations to date, if our plans change, these restrictions could be burdensome or require that we pay fees to have the restrictions waived. In addition, due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2024 other than small acquisitions with the banks’ approval.

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

Our operations and those of our customers are susceptible to the occurrence of catastrophic events outside our control, which may include events like epidemics, pandemics and other health crises, severe weather conditions, industrial accidents, and acts of war and terrorism, to name a few. We continue to actively monitor the conflict in the Middle East between Israel and Hamas, and the war between Russia and Ukraine and the sanctions imposed upon Russia in order to assess impacts to our customers and our operations. At this time, we do not believe there is a material impact on our operations, however the future impact of the conflict, and additional sanctions imposed, are uncertain.

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

In addition, these events could disrupt commodity prices or financial markets or have other negative macroeconomic impacts, such as the conflict in the Middle East between Hamas and Israel and the on-going war between Ukraine and Russia, which could harm our business.

Risks Related to Our Common Stock

A significant stockholder has significant influence over the direction of our business. The concentrated ownership of our common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Sotirios J. Vahaviolos, our founder and Chairman Emeritus, owns approximately 6% of our outstanding common stock, his three adult children own an additional 6%, in the aggregate, and a grantor retained annuity trust he created, for which his daughter is the sole trustee, owns approximately 22%. As a result, Dr. Vahaviolos and his family have significant control over the Company and they have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from Dr. Vahaviolos and his family.

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

Provisions of our certificate of incorporation, bylaws and of Delaware law could discourage, delay or prevent a change of control of our company, which may adversely affect the market price of our common stock.

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

During the year ended December 31, 2023, we recognized goodwill impairment charges of $13.8 million within the International reporting units. Future deterioration in industry or economic conditions in which we operate, including increased inflationary costs, energy costs, labor costs, social pressures and disruptions in Europe, the Middle East or elsewhere as a result of the war between Russia and Ukraine and the conflict between Israel and Hamas, disruptions to our business, not effectively integrating acquired businesses, macroeconomic factors or other factors, may cause impairment charges to our goodwill in future periods.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.                                                CYBERSECURITY

We prioritize the protection of our data assets, the private data of our employees, customers, and vendors, and personal information. To assess, identify, and manage the risks of cybersecurity threats to our information systems and the associated costs, we maintain a robust cybersecurity program that is integrated into the Company’s overall Enterprise Risk Management strategy. We understand that threats from hackers and other cyber criminals continues to adapt and become more sophisticated, and so must our response to these threats.

Governance

Our Board of Directors (“the Board”) is responsible for oversight of our information security program. The Audit Committee, Enterprise Risk Committee, and the Information Technology Leadership Team support the Board in the oversight of our information security program and are focused on cybersecurity and data privacy risk, including compliance with all applicable laws and regulations, incident response planning, timely identification and assessment of incidents, incident recovery and business continuity considerations.

The Divisional Vice President of IT has a biannual meeting with the Audit Committee and other senior executives to provide an update of our current cyber security posture, IT Risk assessment, and compliance with multiple applicable regulations, frameworks, and other privacy initiatives. The Divisional Vice President of IT, along with the Information Technology Leadership Team, also meet with other senior executives every other week throughout the year to discuss on-going cyber security and governance initiatives and risk mitigations. The Divisional Vice President of IT has fifteen years of cybersecurity experience, including ten years with Mistras Group, and the Information Technology Leadership Team has a combined fifteen years of cybersecurity experience, including a combined ten years with Mistras Group. The Divisional Vice President of IT and members of the Information Technology Leadership Team maintain industry recognized credentials relevant to their roles.

The Divisional Vice President of IT manages both an Information Security team and an IT Risk team within the Department of Information Technology. The IT Risk team is responsible for governance and compliance related to regulations and frameworks for data classification, data privacy, handling of private data and CUI, and internal policies and procedures. The Cyber Security team is responsible for identifying and implementing technologies to mitigate IT risk, enhance data security, and identify and defend against attacks. Both teams work closely together to establish the cybersecurity policies for the Company, evaluate the current risk profile, and to prevent, investigate, mitigate, and remediate any cyber-attacks on the Company.

Risk Management and Strategy

The IT Risk team uses an asset-based risk approach for evaluating cybersecurity risks and appropriate risk mitigation. All IT assets are reviewed against a broad range of risks twice a year and are evaluated for likelihood of occurrence and impact should they occur. These risks are then mapped to our global inventory of systems and the type of data as well as the number of systems to which a risk applies are evaluated. These factors are used to determine a risk score for each of the reviewed risks, and mitigations are subsequently applied to reduce those risk scores to determine the areas of focus for increasing mitigations. This exercise is logged biannually to monitor improvement.

We have several physical, automated, and administrative controls in place to mitigate the success and extent of any cyber breaches. Our controls are designed to require review of tasks which may occur in the normal course of business but are also common vectors of attack. Automated controls are implemented in all cases where one is feasible, and in other cases standard procedures or documented instructions are in place to ensure that actions are proper and approved before they occur.

Policies related to cybersecurity risks are documented, reviewed annually, and published internally, which define the correct processes for identifying, containing, remediating, and responding to cybersecurity incidents. Our data protection policies define the establishment of the classification of types of data. Based upon this data classification, we determine an incident’s materiality and establish the appropriate response, the incident management team, and the communications required to be distributed to third parties. Incident management policies are in place to establish the proper communication channels and responsible parties for different levels of materiality of an incident. We practice these policies and procedures in a tabletop or simulated fashion multiple times annually.

Each employee plays a role in safeguarding our data assets, and the protection of our data is ingrained in every employee’s day to day activities. Employees must participate in annual Cyber Security training. Simulated testing occurs multiple times throughout the year, including drop testing and SPAM / PHISHING campaigns, and the results are tracked for compliance and we address any weaknesses identified in such trainings and testings as necessary.

The Information Security team performs internal threat hunting, vulnerability scanning, log aggregation, and identity monitoring on an on-going basis. Web site, code, and configuration vulnerability scans are performed as necessary to ensure that changes do not introduce vulnerabilities into our systems. Information Security and IT Risk personnel receive regular training to ensure up-to-date expert knowledge.

To supplement our cybersecurity risk assessment, identification, management, and mitigation efforts, we engage third party cyber security experts. Cyber security assessments are performed at least annually, results are documented and reviewed, and mitigation plans are put in place to reduce any threats identified. The classification of data processed by any system is considered when implementing mitigations.

We recognize the importance of overseeing and identifying material risks from cybersecurity threats associated with our use of third-party vendors. We perform a thorough review of the cyber security measures in place, including any documented third-party audits, for any partners who process our data. Sign-off is required by the Information Security team before agreements can be put in place.

We believe that our current preventative actions and response activities provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems and have established a culture of continuous learning, monitoring and improvement, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. However, as of the date of this Annual Report, management has determined that none of the cybersecurity attacks that we have experienced has resulted in a material impact on our financial condition, results of operations or business strategy. In addition, as of the date of this Annual Report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition.

For additional information regarding how cybersecurity threats have affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We face risks regarding our information technology and security”.

ITEM 2.                                                PROPERTIES

As of December 31, 2023, we operated approximately 110 facilities in 11 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2023, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Evanston, Wyoming; and Jonquiere, Quebec, Canada. Our North America segment utilizes approximately 70 facilities throughout North America (including Canada and Mexico). Our Products and Systems segment’s primary location is in our Princeton Junction, New Jersey facility. Our International segment has approximately 35 facilities including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for the foreseeable future.

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

Holders of Record

As of March 6, 2024, there were 10 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

None.

Stock Performance

The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Russell 3000, and our peer group index. This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2018.

Purchases of Equity Securities

The following table sets forth the shares of our common stock we acquired during the fourth quarter of 2023. All purchases were effected pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 31, 2023	27,352	$5.42
November 30, 2023	108	$6.71
December 31, 2023	118,102	$6.95

`ITEM 6.                                              [RESERVED]

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (this “MD&A”) provides a discussion of our results of operations and financial position for the year ended December 31, 2023. This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are included in Part II–Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023, which discussion is incorporated herein by reference. This MD&A should be read together with our audited consolidated financial statements and related notes included in Item 8 in this Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” "MISTRAS," the "Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. This MD&A includes the following sections:

•Forward-Looking Statements
•COVID-19 and Other Updates
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

COVID-19 and Other Updates

While our business and operations were negatively impacted the past several years by the COVID-19 pandemic, at the time of this Annual Report, the effects of the COVID-19 pandemic have subsided and our operations have normalized to pre-pandemic levels.

We are currently unable to predict with certainty the effects that inflationary pressures and the Russian-Ukrainian war may have on our business, results of operations or liquidity or in other ways which we cannot yet determine. To date, our European operations have experienced increased costs associated with higher energy costs, among others, due in part to the on-going war between Russia & Ukraine. We will continue to monitor market conditions and respond accordingly.

Overview

We are a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, strong commitment to Environmental, Social, and Governance ("ESG") initiatives, and a decades-long legacy of industry leadership, MISTRAS leads customers in the oil and gas, petrochemical, aerospace and defense, renewable and nonrenewable power, civil infrastructure, and manufacturing industries towards achieving operational and environmental excellence. By supporting these customers that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; building real-time monitoring equipment to enable safe travel across bridges; and helping to propel sustainability, MISTRAS helps the world at large.

The Company enhances value for its customers by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial IoT-connected digital software and monitoring solutions. The Company’s core capabilities also include non-destructive testing ("NDT") field and in-line inspections enhanced by advanced robotics, laboratory quality control and assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

Our operations consist of three reportable segments: North America (which we previously referred to as our Services segment), International, and Products and Systems.

•North America provides asset protection solutions with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. A majority of data analytical solutions revenues are generated by this segment.

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

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. We have made numerous acquisitions in the past in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach, complement our existing offerings, and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service lines, technologies, resources and customers which we believe enhance our advantages over our competition.

We believe long-term growth can be realized in our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers' inspection expenditures to be impacted by oil price fluctuations.

We have continued providing our customers with an innovative asset protection software ecosystem through our MISTRAS OneSuite platform. The software platform offers functions of MISTRAS' software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 90 plus applications being offered on one centralized platform.

2023 Developments

The Russian-Ukrainian war and the conflict in the Middle East between Israel and Hamas continue to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations primarily in Europe due to increased energy costs in connection with the Russian-Ukrainian war.

In 2022, the Company eliminated substantially all of the COVID related cost reduction initiatives undertaken in 2020, including re-installment of the savings plan employer match and increasing wages back to pre-pandemic amounts. At the time of this Annual Report, the effects of the COVID-19 pandemic have subsided, and our operations are continuing to normalize to pre-pandemic levels.

Our cash position and liquidity remain strong. As of December 31, 2023, our cash and cash equivalents balance was approximately $17.6 million and our Credit Agreement provides us with significant liquidity.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of inflationary pressures may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. During the third quarter of 2023, a triggering event was identified within the Company's reporting units within the International segment due to decreased gross margin in the current period as a result of inflationary pressures and rising energy costs. This resulted in goodwill impairment charges of $13.8 million within the International reporting units during the third quarter of 2023. The Company will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2023 Annual Report.

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

Consolidated Results of Operations

Year ended December 31, 2023 vs. Year ended December 31, 2022

The following table summarizes our Consolidated Statements of Income (Loss) for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
	($ in thousands)
Revenue	$705,473	$687,373
Gross profit	203,807	198,173
Gross profit as a % of Revenue	28.9%	28.8%
Income (loss) from operations	(1,904)	19,799
Income from operations as a % of Revenue	(0.3)%	2.9%
Income (loss) before provision for income taxes	(18,665)	9,294
Net income (loss)	(17,445)	6,574
Net income (loss) attributable to Mistras Group, Inc.	$(17,453)	$6,499

Revenues

Revenues by segment for the years ended December 31, 2023 and 2022 were as follows:

	For the year ended December 31,
	2023	2022
	($ in thousands)
Revenue
North America	$579,330	$573,336
International	124,414	112,425
Products and Systems	12,986	12,727
Corporate and eliminations	(11,257)	(11,115)
	$705,473	$687,373

Revenue was $705.5 million for the year ended December 31, 2023, an increase of $18.1 million, or 2.6%, compared with the year ended December 31, 2022. The increase was driven by the North America segment, which experienced a revenue increase of $6.0 million, or 1.0%, driven by single-digit organic growth in certain end markets. The International segment revenues increased by $12.0 million, or 10.7%, due predominantly to low single-digit favorable impact of foreign exchange rates and by mid single-digit organic growth. The Products and Systems segment increased by $0.3 million, or 2.0%, driven by higher sales volume.

Oil and gas customer revenue comprised approximately 59% and 56% of total revenue for the years ended December 31, 2023 and 2022, respectively. Aerospace and defense customer revenue comprised approximately 11% and 12% of total revenue for the years ended December 31, 2023 and 2022, respectively. Our top ten customers comprised approximately 35% of total revenue for the years ended December 31, 2023 and 2022, with no customer accounting for 10% or more of total revenue in either period.

	For the year ended December 31,
	2023	2022
	($ in thousands)
Oil and Gas Revenue by sub-category
Upstream	$157,828	$146,056
Midstream	101,278	97,005
Downstream	156,889	144,691
Total	$415,995	$387,752

Oil and gas upstream customer revenue increased approximately $11.8 million, or 8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to continued market share gains and expanded exploration operations, as compared to the prior year period.

Midstream customer revenues increased approximately $4.3 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to increased pipe inspection services.

Downstream customer revenue increased $12.2 million, or 8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to increased sales volume at customer refineries and increased customer turnarounds.

The following table presents revenue by type, explained directly below the table.

	For the year ended December 31,
	2023	2022
	($ in thousands)
Revenue by type
Field Services	$470,433	$455,051
Shop Laboratories	58,188	48,809
Data Analytical Solutions	72,458	62,410
Other	104,394	121,103
Total	$705,473	$687,373

In presenting the allocation of revenues by type in the table above, management makes certain assumptions in its allocation of revenues from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue increased $15.4 million, or 3.4%, for the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. The increase was due to increased sales volume in our oil and gas end market for our North America and International segments.

Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in-house laboratory facilities. Shop revenues increased $9.4 million, or 19.2%, for the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. The increase was due to increased sales volume related to our commercial aerospace and industrials end markets.

Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Data Analytical Solutions revenue increased $10.0 million, or 16.1%, for the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. The increase was due primarily to increased sales volume within PCMS, Onstream and other Data Analytical Solutions offerings within our North America segment.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in-house Mistras laboratories. Other revenues decreased $16.7 million, or 13.8%, for the twelve months ended December 31, 2023 as compared to the twelve months ended December 31, 2022. Other revenues in 2023 decreased primarily due to decreased sales within the aerospace and defense sector and due to declines in our other end markets within the North America and International segments as compared to the prior year period.

Gross Profit (Loss)

Gross profit (loss) by segment for the years ended December 31, 2023 and 2022 were as follows:

	For the year ended December 31,
	2023	2022
	($ in thousands)
Gross profit (loss)
North America	$163,960	$159,049
% of segment revenue	28.3%	27.7%
International	33,610	33,591
% of segment revenue	27.0%	29.9%
Products and Systems	6,457	5,490
% of segment revenue	49.7%	43.1%
Corporate and eliminations	(220)	43
	$203,807	$198,173
% of total revenue	28.9%	28.8%

Gross profit increased $5.6 million, or 2.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, with a sales increase of $18.1 million, or 2.6%. Gross profit margin was 28.9% and 28.8% for the years ended December 31, 2023 and 2022, respectively, due to favorable sales mix. North America segment gross profit margins had a year-on-year increase of 60 basis points to 28.3% for the year ended December 31, 2023, due primarily to favorable sales mix. International segment gross margins had a year-on-year decrease of 290 basis points to 27.0% for the year ended December 31, 2023, due primarily to increased inflationary pressures. Products and Systems segment gross margins increased by 660 basis points for the year ended December 31, 2023 to 49.7%, driven by favorable sales mix.

Operating Expenses

Operating expenses for the years ended December 31, 2023 and 2022 was as follows:

	For the year ended December 31,
	2023	2022
	($ in thousands)
Operating Expenses
Selling, general and administrative expenses	$166,749	$166,400
Goodwill Impairment charges	13,799	—
Bad debt provision for troubled customers, net of recoveries	—	42
Reorganization and other costs	12,269	195
Research and engineering	1,723	1,994
Depreciation and amortization	10,104	10,661
Acquisition-related expense, net	9	76
Legal settlement and litigation charges (benefit), net	1,058	(994)
	$205,711	$178,374
% of total revenue	29.2%	26.0%

Operating expenses increased $27.3 million, or 15.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to impairment charges and reorganization charges recorded in the current period that were not in the prior period. Selling, general and administrative expenses increased $0.3 million, or 0.2% for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to unfavorable foreign currency exchange.

Income (Loss) from Operations

The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items (unaudited) for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022
	($ in thousands)
North America:
Income from operations (GAAP)	$55,170	$49,616
Bad debt provision for troubled customers, net of recoveries	—	42
Reorganization and other costs	960	99
Legal settlement and insurance (recoveries) charges, net	1,058	(841)
Acquisition-related expense, net	—	45
Income before special items (non-GAAP)	$57,188	$48,961

International:
Income (loss) from operations (GAAP)	$(12,229)	$3,566
Goodwill Impairment charges	13,799	—
Reorganization and other costs	351	(43)
Income before special items (non-GAAP)	$1,921	$3,523

Products and Systems:
Income (loss) from operations (GAAP)	$267	$(992)
Reorganization and other costs	382	—
Income (loss) before special items (non-GAAP)	$649	$(992)

Corporate and Eliminations:
Loss from operations (GAAP)	$(45,112)	$(32,391)
Legal settlement and insurance (recoveries) charges, net	—	(153)
Loss on debt modification	—	693
Reorganization and other costs	10,576	139
Acquisition-related expense, net	9	31
Loss before special items (non-GAAP)	$(34,527)	$(31,681)

Total Company:
Income (loss) from operations (GAAP)	$(1,904)	$19,799
Goodwill Impairment charges	13,799	—
Bad debt provision for troubled customers, net of recoveries	—	42
Legal settlement and insurance (recoveries) charges, net	1,058	(994)
Loss on debt modification	—	693
Reorganization and other costs	12,269	195
Acquisition-related expense, net	9	76
Income before special items (non-GAAP)	$25,231	$19,811

See "Note about Non-GAAP Measures" in this Annual Report for an explanation of our use of non-GAAP measures.

Total Company income from operations (GAAP) decreased by $21.7 million, or 109.6% compared to the year ended December 31, 2022. Total company income before special items (non-GAAP) increased by $5.4 million or 27.4% compared with the year ended December 31, 2022. Operating expenses, excluding special items (non-GAAP), as a percentage of revenue, was 25.3% for the year ended December 31, 2023 compared to 25.9% for the year ended December 31, 2022. The primary driver for the increase in total company income before special items was increased sales in 2023 compared to 2022. Income before special items as a percentage of revenue increased by 70 basis points to 3.6% for the year ended December 31, 2023 from 2.9% for the year ended December 31, 2022. Our discussion below is qualified by the unknown impact that the Russia - Ukraine war will continue to have on our business and the economy in general, including the resulting economic disruption. Refer to Item 1A. Risk Factors in Part I of this Annual Report for further discussion.

Interest Expense

Interest expense was $16.8 million and $10.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. The increase was due to increased interest rates in the current period.

Income Taxes

Our effective income tax rate was approximately 6.5% for the year ended December 31, 2023, compared to 29.3% for the year ended December 31, 2022. The decrease in effective tax rate was primarily driven by a $1.7 million US R&D tax credit benefit in 2022, partially offset by the recording of a $1.1 million valuation allowance recorded in 2022 which was related to certain Canadian entities.

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

Liquidity and Capital Resources

Overview

We have funded our operations from cash provided from operations, bank borrowings and lease financings. Management believes that our existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our New Credit Agreement will be more than sufficient to meet anticipated cash needs over the next 12 months and for the foreseeable future. We generated operating cash flows of $26.7 million and $26.4 million for the years ended December 31, 2023 and 2022, respectively. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $23.6 million and $13.4 million for the years ended December 31, 2023 and 2022, respectively.

Cash Flows Table

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
($ in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$26,748	$26,406
Investing activities	(22,133)	(12,238)
Financing activities	(7,706)	(16,323)
Effect of exchange rate changes on cash and cash equivalents	249	(1,467)
Net change in cash and cash equivalents	$(2,842)	$(3,622)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2023 was $26.7 million, an increase of $0.3 million from the prior year period. The increase was mainly attributable to movements in working capital driven primarily by an increase in net accounts receivable collections, an increase in accrued expenses and other liabilities, and an increase in accounts payable in the current year as compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $22.1 million, an increase of $9.9 million used in investing activities from the prior year period. The Company used $10.2 million more cash for purchases of property, plant and equipment and intangible assets in 2023 compared to 2022.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 was $7.7 million, compared to $16.3 million for the year ended December 31, 2022. During the year ended December 31, 2022, we entered into the New Credit Agreement which replaced our prior credit agreement, as detailed more in Note 11-Long-Term Debt. As part of the New Credit Agreement, the prior revolving credit facility and term loan were repaid in full. Net repayment of debt and revolver was approximately $9.6 million higher compared to 2022. In addition, for the year ended December 31, 2023, we incurred approximately $0.6 million more taxes paid related to net share settlement of share-based awards.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $0.2 million for the year ended December 31, 2023, compared to a decrease of $1.5 million for the year ended December 31, 2022. The primary driver of the change was foreign currency fluctuations during the year related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

The terms of our New Credit Agreement are described in Note 11-Long-Term Debt of the Notes to Consolidated Financial Statements in this Annual Report, under the heading "Senior Credit Facility", the provisions of which are incorporated herein.

As of December 31, 2023, we had cash and cash equivalents totaling $17.6 million and available borrowing capacity of up to $116.0 million under our New Credit Agreement. Borrowings of $186.4 million and letters of credit of $2.9 million were outstanding under the New Credit Agreement at December 31, 2023. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. As of December 31, 2023, we were in compliance with the terms of the New Credit Agreement and will continuously monitor our compliance with the covenants contained in the New Credit Agreement. See Note 11-Long-Term Debt of the notes to the consolidated financial statements for additional information.

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

Future Uses of Cash

We expect our future uses of cash will primarily be for repayment of debt, purchases or manufacture of field-testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our North America segment. In addition, we annually fund a certain amount of replacement equipment, including a portion of our fleet vehicles. We historically spend approximately 2% to 3% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for each of the years ended December 31, 2023 and 2022 were approximately 3.4% and 2.0% of revenues, respectively. We continue to take steps to reduce spending and preserve cash.

Our New Credit Agreement does not limit the Company’s ability to acquire other businesses or companies except for certain provisions as described within Note 11-Long-Term Debt. Our future capital spending may increase as we pursue growth opportunities and acquire additional equipment to meet or pursue business opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, finance leases, long-term debt repayments and various other obligations as they arise as noted within Note 11-Long-Term Debt and Note 17- Leases.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2023 and 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future net cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future net cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2023 and December 31, 2022, we had $81.0 million and $77.6 million in net property, plant and equipment, respectively, and $44.0 million and $49.0 million in intangible assets, net, respectively.

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill for impairment at a “reporting unit” level (which for us is represented by (i) our North America segment, (ii) our Products and Systems segment, (iii) the European component of our International segment and (iv) the Brazilian component of our International segment). Our annual impairment test is conducted on the first day of our fourth quarter, which is October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We elected to perform a quantitative assessment of goodwill on October 1, 2023. Our quantitative assessment considered relevant events and circumstances occurring since our interim quantitative goodwill impairment test performed as of September

30, 2023. Specifically, we considered changes in macroeconomic conditions, industry and market conditions, our internal forecasts of future revenue and expenses, our stock price, any significant events affecting the Company and actual changes in the carrying values of our net assets. After considering all positive and negative evidence for the assessment as of September 30, 2023, we concluded that it was not more likely than not that our carrying values exceeded fair values and as such, no additional impairment was indicated.

Additionally, as of December 31, 2023, there are no indicators of an impairment. See Note 8-Goodwill of the notes to the consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1-Summary of Significant Accounting Policies and Practices of the notes to the consolidated financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $190 million revolving credit facility as well as our $125 million term loan bear interest at SOFR, plus a credit spread adjustment and applicable SOFR margin, ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio. Based on the amount of our variable rate debt of $186.4 million at December 31, 2023, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $1.9 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. Gains and losses relating to nonfunctional currency transactions, are reported in the Consolidated Statements of Income (Loss). For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. Translation adjustments for these movements are recorded as a separate component of Accumulated Other Comprehensive Income (Loss) in Stockholder Equity. For the year ended December 31, 2023, a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in adjusted operating income of approximately $1.5 million. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mistras Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Mistras Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - North America Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s goodwill balance was $187.4 million as of December 31, 2023, which related to the North America reporting unit. Management tests goodwill for impairment at a reporting unit level, which is represented by its North America segment. Management reviews goodwill for impairment on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Management considers the income and market approaches to estimate the fair value of the reporting unit, which requires significant judgments and assumptions related to revenue growth rates, gross margins, EBIT margins, and market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margins, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North America reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the North America reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margins, and market multiples. Evaluating management’s assumptions related to revenue growth rates and gross margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North America reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the market multiples assumption.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2024
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Mistras Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mistras Group, Inc. and subsidiaries
(the Company) as of December 31, 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
We served as the Company’s auditor from 2013 to 2023.
Short Hills, New Jersey
March 15, 2023

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$17,646	$20,488
Accounts receivable, net	132,847	123,657
Inventories	15,283	13,556
Prepaid expenses and other current assets	14,580	10,181
Total current assets	180,356	167,882
Property, plant and equipment, net	80,972	77,561
Intangible assets, net	43,994	49,015
Goodwill	187,354	199,635
Deferred income taxes	2,316	779
Other assets	39,784	40,032
Total Assets	$534,776	$534,904

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$17,032	$12,532
Accrued expenses and other current liabilities	84,331	77,844
Current portion of long-term debt	8,900	7,425
Current portion of finance lease obligations	5,159	4,201
Income taxes payable	1,101	1,726
Total current liabilities	116,523	103,728
Long-term debt, net of current portion	181,499	183,826
Obligations under finance leases, net of current portion	11,261	10,045
Deferred income taxes	2,552	6,283
Other long-term liabilities	32,438	32,273
Total Liabilities	$344,273	$336,155

Commitments and contingencies

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 30,597,633 and 29,895,487 shares issued	305	298
Additional paid-in capital	247,165	243,031
Accumulated Deficit	(28,942)	(11,489)
Accumulated other comprehensive loss	(28,336)	(33,390)
Total Mistras Group, Inc. stockholders’ equity	190,192	198,450
Non-controlling interests	311	299
Total Equity	190,503	198,749
Total Liabilities and Equity	$534,776	$534,904

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	For the year ended December 31,
	2023	2022	2021

Revenue	$705,473	$687,373	$677,131
Cost of revenue	477,671	466,567	457,013
Depreciation	23,995	22,633	22,971
Gross profit	203,807	198,173	197,147
Selling, general and administrative expenses	166,749	166,400	161,334
Bad debt provision for troubled customers, net of recoveries	—	42	—
Reorganization and other costs	12,269	195	—
Goodwill Impairment charges	13,799	—	—
Legal settlement and litigation charges (benefit), net	1,058	(994)	2,042
Research and engineering	1,723	1,994	2,518
Depreciation and amortization	10,104	10,661	11,950
Acquisition-related expense, net	9	76	1,133
Income (loss) from operations	(1,904)	19,799	18,170
Interest expense	16,761	10,505	10,882
Income (loss) before provision (benefit) for income taxes	(18,665)	9,294	7,288
Provision (benefit) for income taxes	(1,220)	2,720	3,395
Net income (loss)	(17,445)	6,574	3,893
Less: net income attributable to noncontrolling interests, net of taxes	8	75	33
Net income (loss) attributable to Mistras Group, Inc.	$(17,453)	$6,499	$3,860
Earnings (loss) per common share
Basic	$(0.58)	$0.22	$0.13
Diluted	$(0.58)	$0.21	$0.13
Weighted average common shares outstanding:
Basic	30,330	29,901	29,572
Diluted	30,330	30,229	30,130

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,
	2023	2022	2021

Net income (loss)	$(17,445)	$6,574	$3,893

Other comprehensive income (loss):
Foreign currency translation adjustments	5,058	(13,084)	(4,252)
Comprehensive loss	(12,387)	(6,510)	(359)
Less: net income attributable to noncontrolling interests, net of taxes	8	75	33
Less: Foreign currency translation adjustments attributable to noncontrolling interests	4	(5)	(2)
Comprehensive loss attributable to Mistras Group, Inc.	$(12,399)	$(6,580)	$(390)

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity
Balance at December 31, 2020	29,234	$292	$234,638	$(21,848)	$(16,061)	$197,021	$198	$197,219
Net loss	—	—	—	3,860	—	3,860	33	3,893
Other comprehensive income, net of tax	—	—	—	—	(4,250)	(4,250)	(2)	(4,252)
Share-based compensation	—	—	5,421	—	—	5,421	—	5,421
Net settlement on vesting of restricted stock units	312	3	(1,372)	—	—	(1,369)	—	(1,369)
Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net income	—	—	—	6,499	—	6,499	75	6,574
Other comprehensive loss, net of tax	—	—	—	—	(13,079)	(13,079)	(5)	(13,084)
Share-based compensation	—	—	5,335	—	—	5,335	—	5,335
Net settlement of restricted stock units	349	3	(991)	—	—	(988)	—	(988)
Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(17,453)	—	(17,453)	8	(17,445)
Other comprehensive loss, net of tax	—	—	—	—	5,054	5,054	4	5,058
Share-based compensation	—	—	5,712	—	—	5,712	—	5,712
Net settlement of restricted stock units	703	7	(1,578)	—	—	(1,571)	—	(1,571)
Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net income (loss)	$(17,445)	$6,574	$3,893
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	34,099	33,294	34,921
Deferred income taxes	(5,281)	(517)	87
Share-based compensation expense	5,712	5,335	5,421
Impairment charges	13,799	—	—
Bad debt provision for troubled customers, net of recoveries	—	42	—
Change in provision for doubtful accounts	346	—	—
Foreign currency (gain) loss	1,030	(208)	417
Payment of finance costs	—	(400)	—
Fair value adjustments to contingent consideration	—	45	949
Other	(437)	786	119
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(8,026)	(17,225)	(3,979)
Inventories	(1,867)	(1,283)	278
Prepaid expenses and other assets	(1,852)	5,959	943
Accounts payable	4,177	(93)	(1,139)
Accrued expenses and other liabilities	4,010	(6,454)	2,268
Income taxes payable	(580)	1,084	(1,917)
Payment of contingent consideration in excess of initial estimate	(937)	(533)	—
Net cash provided by operating activities	26,748	26,406	42,261
Cash flows from investing activities
Purchase of property, plant and equipment	(20,854)	(12,591)	(18,161)
Purchase of intangible assets	(2,795)	(825)	(1,115)
Acquisition of businesses, net of cash acquired	—	—	(440)
Proceeds from sale of equipment	1,516	1,178	1,165
Net cash used in investing activities	(22,133)	(12,238)	(18,551)
Cash flows from financing activities
Repayment of finance lease obligations	(5,047)	(4,140)	(4,060)
Proceeds from borrowings of long-term debt	611	125,000	—
Repayment of long-term debt	(7,598)	(81,405)	(16,262)
Proceeds from revolver	83,000	192,501	89,000
Repayments of revolver	(77,100)	(246,750)	(89,065)
Payments of financing costs	—	(147)	(550)
Payment of contingent consideration for business acquisitions	—	(405)	(938)
Taxes paid related to net share settlement of share-based awards	(1,572)	(977)	(1,370)
Net cash used in financing activities	(7,706)	(16,323)	(23,245)
Effect of exchange rate changes on cash and cash equivalents	249	(1,467)	(2,115)
Net change in cash and cash equivalents	(2,842)	(3,622)	(1,650)
Cash and cash equivalents:
Beginning of period	20,488	24,110	25,760
End of period	$17,646	$20,488	$24,110
Supplemental disclosure of cash paid
Interest, net	$17,078	$8,603	$10,078
Income taxes, net	$6,901	$(3,069)	$4,707
Noncash investing and financing
Equipment acquired through finance lease obligations	$7,125	$5,076	$2,923

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies and decades-long legacy of industry leadership, the Company helps customers with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; and building real-time monitoring systems to help avoid catastrophic incidents, the Company helps the world at large.

The Company enhances value for its customers by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers.

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

Recent Developments

During the third quarter of 2023, a triggering event was identified within the Company's reporting units within the International segment due to decreased gross margin in the current period as a result of inflationary pressures and rising energy costs which resulted in impairment charges within the International reporting units of $13.8 million. Refer to Note 8-Goodwill.

During 2022, the Company experienced unfavorable foreign currency exchange impacts as it relates to the Company's European operations. Additionally, the Russian-Ukrainian war and the conflict in the Middle East between Israel and Hamas continues to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. The Company’s European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war.

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

The Company became the primary beneficiary in July 2020 of a VIE in which the Company has a 49% interest in a limited partnership, and a 49% stockholder in the corporate general partner of the limited partnership. The Company consolidated the financial statements of the VIE with the financial statements of the Company. As of and for the year ended December 31, 2023, the VIE had immaterial assets and had approximately $3.0 million of revenue. The Company is the primary sub-contractor of the VIE.

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

Concentration of Credit Risk

For each of the years ended December 31, 2023 and 2022, no customer represented 10% or more of the Company's revenue.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. The Company tests goodwill for impairment at a “reporting unit” level (which for the Company is represented by (i) its North America segment, (ii) its Products and Systems segment, (iii) the European component of its International segment and (iv) the Brazilian component of its International segment). The Company's annual impairment test is conducted on the first day of the Company's fourth quarter, which is October 1. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit may be impaired. An impairment will be recorded in the amount that the fair value is less than the carrying value. The Company considers the income and market approaches to estimate the fair value of its reporting units, which requires significant judgment and assumptions related to revenue growth rates, gross margins, EBIT margins, and market multiples.

See Note 8-Goodwill for additional information related to the Company's goodwill impairment test during 2023.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $1.4 million, $2.0 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Foreign currency (gains) losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in selling, general and administrative expenses, and were approximately $1.3 million, $(0.2) million, and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows (in thousands):

Year ended December 31, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$379,221	$36,615	$159	$—	$415,995
Aerospace & Defense	56,000	20,711	286	—	76,997
Industrials	42,518	26,292	1,773	—	70,583
Power Generation and Transmission	23,598	6,609	3,767	—	33,974
Other Process Industries	33,035	14,456	112	—	47,603
Infrastructure, Research & Engineering	16,620	9,320	3,168	—	29,108
Petrochemical	13,216	1,216	—	—	14,432
Other	15,122	9,195	3,721	(11,257)	16,781
Total	$579,330	$124,414	$12,986	$(11,257)	$705,473

Year ended December 31, 2022	North America	International	Products	Corp/Elim	Total
Oil & Gas	$356,763	$30,654	$335	$—	$387,752
Aerospace & Defense	61,475	18,763	314	—	80,552
Industrials	38,197	23,703	2,083	—	63,983
Power Generation and Transmission	31,197	8,304	2,603	—	42,104
Other Process Industries	40,778	14,021	28	—	54,827
Infrastructure, Research & Engineering	15,283	7,946	3,994	—	27,223
Petrochemical	15,360	536	—	—	15,896
Other	14,283	8,498	3,370	(11,115)	15,036
Total	$573,336	$112,425	$12,727	$(11,115)	$687,373

Year ended December 31, 2021	North America	International	Products	Corp/Elim	Total
Oil & Gas	$330,880	$35,232	$808	$—	$366,920
Aerospace & Defense	51,593	16,513	286	—	68,392
Industrials	41,873	24,000	1,842	—	67,715
Power Generation and Transmission	39,966	9,927	2,853	—	52,746
Other Process Industries	38,742	12,593	64	—	51,399
Infrastructure, Research & Engineering	16,809	11,496	3,985	—	32,290
Petrochemical	19,378	227	—	—	19,605
Other	16,146	7,257	3,993	(9,332)	18,064
Total	$555,387	$117,245	$13,831	$(9,332)	$677,131

Revenue per key geographic location was as follows (in thousands):

Year ended December 31, 2023	North America	International	Products	Corp/Elim	Total
United States	$495,764	$934	$5,956	$(2,372)	$500,282
Other Americas	77,880	12,906	850	(4,697)	86,939
Europe	3,655	105,934	1,927	(3,381)	108,135
Asia-Pacific	2,031	4,640	4,253	(807)	10,117
Total	$579,330	$124,414	$12,986	$(11,257)	$705,473

Year ended December 31, 2022	North America	International	Products	Corp/Elim	Total
United States	$485,551	$910	$6,495	$(3,083)	$489,873
Other Americas	83,877	9,076	406	(4,105)	89,254
Europe	2,811	99,714	1,896	(3,502)	100,919
Asia-Pacific	1,097	2,725	3,930	(425)	7,327
Total	$573,336	$112,425	$12,727	$(11,115)	$687,373

Year ended December 31, 2021	North America	International	Products	Corp/Elim	Total
United States	$472,125	$912	$6,469	$(4,284)	$475,222
Other Americas	80,013	5,003	395	(1,768)	83,643
Europe	1,841	108,411	2,174	(2,812)	109,614
Asia-Pacific	1,408	2,919	4,793	(468)	8,652
Total	$555,387	$117,245	$13,831	$(9,332)	$677,131

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

Revenue recognized for 2023 and 2022, that was included in the contract liability balance at the beginning of the year was $6.3 million and $4.7 million, respectively. Changes in the contract asset and liability balances during the years ended December 31, 2023 and 2022, were not impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands except share data):

	For the year ended December 31,
	2023	2022	2021
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(17,453)	$6,499	$3,860
Denominator
Weighted average common shares outstanding	30,330	29,901	29,572
Basic earnings (loss) per share	$(0.58)	$0.22	$0.13

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$(17,453)	$6,499	$3,860
Denominator
Weighted average common shares outstanding	30,330	29,901	29,572
Dilutive effect of stock options outstanding	—	—	558
Dilutive effect of restricted stock units outstanding	—	328	—
	30,330	30,229	30,130
Diluted earnings (loss) per share	$(0.58)	$0.21	$0.13

The following potential shares of common stock were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended December 31,
	2023	2022	2021
Potential shares of common stock attributable to restricted stock units (RSUs) and performance stock units (PSUs) outstanding (1)	547	1,005	109
Potential shares of common stock attributable to stock options outstanding	—	1	5
Total	547	1,006	114

 (1) For the year ended December 31, 2023, 1,014,527 shares of common stock related to restricted stock and 250,000 stock options, were excluded from the calculation of diluted EPS due to the net loss for the period.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2023	2022
Trade accounts receivable	$134,495	$127,767
Allowance for credit losses	(1,648)	(4,110)
Accounts receivable, net	$132,847	$123,657

The Company had $18.5 million and $13.5 million of unbilled revenues accrued as of December 31, 2023 and December 31, 2022, respectively, which is included within the trade accounts receivable balance above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. As of December 31, 2019, approximately $1.4 million of past due receivables were outstanding from this customer. The Company received notice from the customer in December 2019, alleging that the work performed was not in compliance with the contract. The Company filed a lawsuit to recover the $1.4 million and other amounts due to the Company and the customer filed a counterclaim, alleging breach of contract and seeking damages. The Company recorded a full reserve for this receivable during 2019. The parties agreed to a settlement in the quarter ending June 30, 2023, with releases executed in July 2023, whereby the Company released its claim for the $1.4 million of outstanding receivables. Accordingly, the receivable has been written off. See Note 18-Commitments and Contingencies for additional details.

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$6,099	$5,351
Work in progress	839	336
Finished goods	5,740	5,475
Consumable supplies	2,605	2,394
Inventories	$15,283	$13,556

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		December 31,
	Useful Life	2023	2022
	(Years)	(in thousands)
Land		$2,453	$2,529
Building and improvements	30-40	26,663	24,800
Office furniture and equipment	5-8	21,334	18,057
Machinery and equipment	5-7	269,306	251,282
		319,756	296,668
Accumulated depreciation and amortization		(238,784)	(219,107)
Property, plant and equipment, net		$80,972	$77,561

Depreciation expense was approximately $25.6 million, $24.1 million, and $25.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Acquisitions

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense, net, on the Consolidated Statements of Income (Loss) and were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Due diligence, professional fees and other transaction costs	$9	$31	$5
Adjustments to fair value of contingent consideration liabilities	—	45	1,128
Acquisition-related expense, net	$9	$76	$1,133

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below (in thousands):

	North America	International	Products and Systems	Total
Balance at December 31, 2021	$190,656	$14,783	$—	$205,439
Foreign currency translation	(4,946)	(858)	—	(5,804)
Balance at December 31, 2022	$185,710	$13,925	$—	$199,635
Impairment charges	—	(13,799)	—	(13,799)
Foreign currency translation	1,644	(126)	—	1,518
Balance at December 31, 2023	$187,354	$—	$—	$187,354

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

Under the income approach, the fair value for each of the reporting units was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company used internal forecasts, updated for recent events, to estimate future cash flows using a terminal value calculation, which incorporates historical and forecasted trends, including an estimate of long-term future growth rates, based on the Company’s most recent views of the long-term outlook for each reporting unit. The Company's internal forecasts include assumptions about future profitability, including the expected demand for the Company’s goods and services. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in the forecasts. The Company derived the discount rates using a capital asset pricing model and analyzing published rates for industries relevant to the reporting units to estimate the cost of equity financing. The Company used discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in the Company's internally developed forecasts and which are updated for recent events. Increased interest rates in the current period increased the discount rate associated with the reporting units which contributed to an unfavorable decrease in the reporting units value.

The market approach valuation was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operate, considering risk profiles, size, geography, and diversity of products and services.

Based upon the results of the interim quantitative goodwill impairment test, the Company recorded an impairment charge of $13.8 million within the International reporting units. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and is included in Goodwill impairment charges on the condensed consolidated statements of income (loss) for the year ended December 31, 2023. Any significant adverse changes in future periods to the Company’s internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect its key assumptions and may result in future goodwill impairment charges which could be material.

The Company's cumulative goodwill impairment as of December 31, 2023 was $114.0 million, of which $57.2 million related to the North America segment, $43.6 million related to the International segment and $13.2 million related to the Products and Systems segment.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

		December 31,
		2023			2022
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-18	$110,780	$(90,506)	$20,274	$109,683	$(84,130)	$25,553
Software/Technology	3-15	55,053	(32,230)	22,823	51,028	(28,669)	22,359
Covenants not to compete	2-5	12,536	(12,488)	48	12,488	(12,416)	72
Other	2-12	10,466	(9,617)	849	10,389	(9,358)	1,031
Total		$188,835	$(144,841)	$43,994	$183,588	$(134,573)	$49,015

Amortization expense for the years ended December 31, 2023, 2022 and 2021, was approximately $8.5 million, $9.1 million, and $9.7 million, respectively, including amortization of software/technology for these periods of $2.9 million, $2.9 million, and $3.0 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2023 related to the Company’s intangible assets is expected to be as follows (in thousands):

Expected Amortization Expense
2024	$9,054
2025	6,829
2026	6,120
2027	4,752
2028	4,620
Thereafter	12,619
Total	$43,994

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued salaries, wages and related employee benefits	$27,372	$26,684
Contingent consideration	—	937
Accrued workers' compensation and health benefits	4,385	3,660
Deferred revenue	7,136	7,521
Right-of-use liability - Operating	10,686	10,376
Pension accrual	2,458	2,519
Other accrued expenses	32,294	26,147
Total accrued expenses and other current liabilities	$84,331	$77,844

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Senior credit facility	$71,150	$65,250
Senior secured term loan, net of unamortized debt issuance costs of $0.4 million and $0.5 million	115,253	121,399
Other	3,996	4,602
Total debt	190,399	191,251
Less: Current portion	(8,900)	(7,425)
Long-term debt, net of current portion	$181,499	$183,826

Senior Credit Facility

Prior to entering into the New Credit Agreement (defined and described below), the Company had a credit agreement with its banking group (the "Credit Agreement") which provided the Company with a $150 million revolving credit facility and a $100 million term loan. The Credit Agreement was most recently amended on May 19, 2021 and had a maturity date of December 12, 2023.
On August 1, 2022, the Company entered into a new credit agreement (the “New Credit Agreement”) which replaced the prior Credit Agreement and provides the Company with a $190 million, 5-year committed revolving credit facility and a $125 million term loan with a balance of $115.3 million as of December 31, 2023. The New Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the New Credit Agreement have a maturity date of July 30, 2027.

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

•The Company has the benefit of the lowest SOFR margin if its Total Consolidated Debt Leverage Ratio is equal to or less than 1.25 to 1.0, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.75 to 1.0. The New Credit Agreement is secured by liens on substantially all of the assets of the Company and certain of its U.S subsidiaries and is guaranteed by those U.S subsidiaries.

•The Company has to maintain a Total Consolidated Debt Leverage Ratio of no more than 4.0 to 1.0 at the end of each quarter through June 30, 2023 and stepping down to a maximum permitted ratio of no more than 3.75 to 1.0 for the remainder of the term.

•As of December 31, 2023, the Fixed Charge Coverage Ratio was modified from a ratio of 1.25 to 1.0 to a ratio of 1.1 to 1.0 for the duration of the New Credit Agreement, as defined in the New Credit Agreement. Refer to Note 21 - Subsequent Events for further information.

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

The New Credit Agreement was accounted for as a modification, and the Company expensed $0.8 million in unamortized capitalized debt issuance costs and fees during the three months ended September 30, 2022, which was included in selling, general and administrative expenses on the Consolidated Statements of Income (Loss). The Company incurred $1.6 million in financing costs for the New Credit Agreement, of which $0.2 million of third party costs were expensed and included in selling, general and administrative expenses on the Consolidated Statements of Income (Loss).

As of December 31, 2023, the Company had borrowings of $186.4 million and a total of $2.9 million of letters of credit outstanding under the New Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.2 million as of December 31, 2023, which is included in Other assets on the Consolidated Balance Sheet and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of December 31, 2023, the Company was in compliance with the terms of the New Credit Agreement. The Company continuously monitors compliance with the covenants contained in the New Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the New Credit Agreement and that sufficient credit remains available under the New Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Other Debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At December 31, 2023, there was an aggregate of approximately $4.0 million outstanding, payable at various times through 2030. Monthly payments range from $1 thousand to $19 thousand and interest rates range from 0.4% to 3.5%.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2023 are as follows (in thousands):

2024	$9,208
2025	11,968
2026	12,875
2027	155,524
2028	824
Thereafter	—
Total	$190,399

12.        Fair Value Measurements

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a three-level hierarchy that prioritizes the inputs used to measure fair value. The three levels of the hierarchy are defined as follows:

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	December 31,
	2023	2022
Balance at the beginning of the period:	$937	$1,830
Acquisitions	—	—
Payments	(937)	(938)
Accretion of liability	—	—
Revaluation	—	45
Foreign currency translation	—	—
Balance at the end of the period:	$—	$937

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

13. Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under two equity incentive plans: (i) the 2009 Long-Term Incentive Plan (the "2009 Plan") and (ii) the 2016 Long-Term Incentive Plan (the "2016 Plan"). No awards have been granted under the 2009 Plan since the 2016 Plan was approved by stockholders in 2016, and the remaining option award granted under the 2009 Plan expired during the three months ended March 31, 2022. Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units, restricted stock and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual stockholders meeting on May 23, 2022, the Company’s stockholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 plan, of which approximately 1,400,000 shares were available for future grants as of December 31, 2023.

Stock Options

On October 11, 2023, Mr. Stamatakis was granted an award of stock options to purchase 250,000 shares of common stock of the Company, with an exercise price of $5.36, the closing price of the Company's common stock as quoted on the New York Stock Exchange on the grant date (the "Options"). The Options were granted as an inducement for Mr. Stamatakis to accept the position of Interim President and CEO of Mistras and were therefore granted outside the 2016 Plan, as permitted by NYSE Rules. The Options can be exercised any time after the grant date until its expiration date, which is the earlier of 10 years from the grant date or one year following the date Mr. Stamatakis is no longer serving as an officer, director or in any other capacity of the Company. During the three months ended December 31, 2023, the Company recorded $0.8 million share-based compensation expenses related to the Options.

For each of the years ended December 31, 2022 and 2021, the Company did not recognize any share-based compensation expense related to stock option awards, as the one outstanding stock option award was already fully vested. No unrecognized compensation costs remained related to the stock option awards. In addition, there were no stock options exercised during the years ended December 31, 2023, 2022 and 2021.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of December 31, 2023, 2022 and 2021 as follows (in thousands, except per share amounts and years):

	For the years ended December 31,
	2023		2022		2021
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	—	$—	5	$22.35	5	$22.35
Granted	250	$5.36	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Expired or forfeited	—	$—	(5)	$22.35	—	$—
Outstanding at end of year:	250	$5.36	—	$—	5	$22.35

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company makes semi-annual issuances of fully-vested common stock to its non-employee directors. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Awards issued	133	70	51
Grant date fair value of awards issued	$750	$450	$525

Restricted Stock Unit Awards

Restricted Stock Units generally vest ratably on each of the first four anniversary dates of issuance. The Company recognized approximately $4.9 million, $3.7 million and $3.5 million of share-based compensation for the years ended December 31, 2023, 2022 and 2021, respectively, related to restricted stock unit awards. As of December 31, 2023, there was approximately $6.9 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.5 years. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Awards issued	683	401	317
Grand date fair value of awards issued	$4,269	$2,524	$3,434

A summary of the Company's outstanding, non-vested restricted share units is as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2023		2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,415	$6.66	1,208	$7.96	1,076	$7.41
Granted	606	$8.30	687	$7.59	528	$10.07
Released	(683)	$6.25	(401)	$6.63	(317)	$10.77
Forfeited	(154)	$8.00	(79)	$14.23	(79)	$8.82
Outstanding at end of period:	1,184	$8.07	1,415	$6.66	1,208	$7.96

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units ("PRSUs") that have been granted to select executives and senior officers whose ultimate payouts may vary between zero and 200% of the target award, based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

For 2022, the Compensation Committee of the Board of Directors utilized the same performance metrics for the Company's PRSUs awarded in 2022 as it utilized for the 2021 PRSUs. The three metrics were:
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

For 2023, the Compensation Committee of the Board of Directors used different performance metrics for PRSUs approved in that year. The three metrics are:
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

A summary of the Company's PRSU activity is presented as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2023		2022		2021
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	371	$9.96	388	$10.07	333	$8.84
Granted	282	$8.50	341	$6.55	189	$12.59
Performance condition adjustments, net	(305)	$8.34	(285)	$7.71	(56)	$9.27
Released	(204)	$6.59	(73)	$5.17	(78)	$8.15
Forfeited	(84)	$6.95	—	$—	—	$—
Outstanding at end of period:	60	$9.33	371	$9.96	388	$10.07

For the year ended December 31, 2023, 282,000 PRSUs were granted. There was a 305,000 net unit reduction to these awards, which represents Company performance below target, during the year ended December 31, 2023.

For the year ended December 31, 2022, 341,000 PRSUs were granted. There was a 285,000 net unit reduction to these awards, which represents Company performance below target, during the year ended December 31, 2022.

For the year ended December 31, 2021, 189,000 PRSUs were granted. There was a 56,000 unit reduction to these awards, which represents Company performance against target, during the year ended December 31, 2021.

Compensation expense related to all PRSUs described above was $0.7 million, $1.2 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there was $0.2 million of total unrecognized compensation costs related to approximately 60,000 unvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 1.5 years.

For the years ended December 31, 2023, 2022 and 2021, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $0.8 million, $1.6 million, and $1.4 million, respectively.

14. Income Taxes

Income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Income (loss) before provision (benefit) for income taxes from:
U.S. operations	$(6,900)	$439	$1,527
Foreign operations	(11,765)	8,855	5,761
Income (loss) before provision (benefit) for income taxes	$(18,665)	$9,294	$7,288

The provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
Current
Federal	$1,372	$(644)	$(182)
States and local	705	464	246
Foreign	2,063	3,251	3,641
Reserve for uncertain tax positions	16	136	(186)
Total current provision (benefit)	$4,156	$3,207	$3,519
Deferred
Federal	$(2,005)	$(435)	$(309)
States and local	(122)	242	(138)
Foreign	(1,439)	(1,614)	(1,884)
Reserve for uncertain tax positions	—	—	155
Total deferred benefit	(3,566)	(1,807)	(2,176)
Net change in valuation allowance	(1,810)	1,320	2,052
Net deferred benefit	(5,376)	(487)	(124)
Total provision (benefit) for income taxes	$(1,220)	$2,720	$3,395

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows (in thousands):

	For the years ended December 31,
	2023		2022		2021
Federal tax at statutory rate	$(3,920)	21.0%	$1,952	21.0%	$1,527	21.0%
State taxes, net of federal benefit	611	(3.3)%	622	6.7%	75	1.0%
Foreign tax	274	(1.5)%	218	2.3%	380	5.2%
Goodwill impairment	2,901	(15.5)%	—	—%	—	—%
Nondeductible compensation	716	(3.8)%	—	—%	119	1.6%
US taxation of foreign earnings	98	(0.5)%	100	1.1%	(1,041)	(14.3)%
Permanent differences	485	(2.6)%	363	3.9%	373	5.1%
Research & Development Credit	(602)	3.2%	(1,716)	(18.5)%	(214)	(2.9)%
Change in valuation allowance	(1,810)	9.7%	1,320	14.2%	2,052	28.2%
Impact of foreign tax rate changes		—%	(246)	(2.6)%	49	0.7%
Other	27	(0.1)%	107	1.2%	75	1.0%
Total provision (benefit) for income taxes	$(1,220)	6.5%	$2,720	29.3%	$3,395	46.6%

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

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets
Allowance for doubtful accounts	$298	$826
Inventory	1,201	806
Intangible assets	1,036	1,178
Accrued expenses	4,085	4,365
Net operating loss carryforward	5,329	4,985
Finance lease obligations	275	463
Stock Options	187	—
Deferred stock based compensation	723	1,152
Interest carryforward	4,174	1,501
Right-of-use liability	8,984	9,886
R&D Expense	5,091	2,836
Credits	87	490
Other	1,694	1,495
Deferred income tax assets	33,164	29,983
Valuation allowance	(6,029)	(7,787)
Net deferred income tax assets	$27,135	$22,196
Deferred income tax liabilities
Property and equipment	$(6,472)	$(6,493)
Goodwill	(9,132)	(7,645)
Intangible assets	(2,822)	(3,601)
Right-of-use asset	(8,944)	(9,841)
Other	(2)	(122)
Deferred income tax liabilities	(27,372)	(27,702)
Net deferred income taxes	$(237)	$(5,506)

As of December 31, 2023, the Company had no federal net operating loss carry forwards (NOLs). In addition, as of December 31, 2023, the Company had state and foreign NOLs of $10.4 million and $15.0 million, respectively. Approximately $4.6 million of the state NOLs expire at various times from 2031 to 2040, while the remainder of the Company's state NOLs do not expire. Approximately $2.8 million of the foreign NOLs expire at various times from 2023 to 2041, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on future reversals of existing taxable temporary differences, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and an assessment of estimated future taxable income, exclusive of reversing temporary differences and carryforwards, that incorporates ongoing, prudent and feasible tax planning strategies. At December 31, 2023 and December 31, 2022, the Company has a valuation allowance of approximately $6.0 million and $7.8 million, respectively, primarily against certain state and foreign NOLs and other specific deferred tax assets. The net increase in the valuation allowance of approximately $1.8 million is primarily attributable to state and foreign net operating losses and changes in foreign exchange rates, offset by a reduction of expiring losses. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets. .

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties (in thousands):

	For the year ended December 31,
	2023	2022
Balance at beginning of period	$258	$300
Additions for tax positions related to the current fiscal period	—	—
Additions for tax positions related to prior years	—	1
Reductions related to the expiration of statutes of limitations	—	(43)
Balance at end of period	$258	$258

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, there were approximately $0.3 million and $0.3 million of unrecognized tax benefits, respectively, including penalties and interest. If the Company recognized these unrecognized tax benefits, approximately $0.3 million and $0.3 million would favorably affect the effective tax rate for both December 31, 2023 and December 31, 2022, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ended December 31, 2023, 2022 and 2021. The Company anticipates a decrease to its unrecognized tax benefits of $0.1 million excluding interest and penalties within the next 12 months.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2017 and generally is no longer subject to state, local or foreign income tax examinations by tax authorities for years ending before December 31, 2019. Currently the Company is undergoing a federal tax audit for years ending December 31, 2018 through December 31, 2020.

As previously noted, the Tax Act made significant changes to the taxation of undistributed earnings, requiring that all previously untaxed earnings and profits of the Company's controlled foreign operations be subjected to the transition tax. Since these earnings have now been subjected to U.S. federal tax, they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes. As of December 31, 2023, the Company has not recognized a deferred tax liability for foreign withholdings and state taxes on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. The Company has estimated $73.3 million of unremitted international earnings which provides an unrecorded deferred tax liability related to undistributed international earnings is approximately $1.5 million.

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

During the third quarter of 2021, the Company re-installed the employer match which was previously suspended as part of the Company's cost reduction initiatives undertaken in 2020 due to the COVID-19 pandemic. The Company’s contribution to the plan was $3.9 million, $3.0 million, and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company's subsidiary participated with other employers in contributing to the Boilermaker-Blacksmith National Pension Trust (EIN 48-6168020) (“Boilermakers”) and Plumbers and Pipefitters National Pension Fund (EIN 52-6152779) (“Pipefitters”), multi-employer defined benefit pension plans, which cover certain U.S. based union employees. The plans provide pension benefits with contribution rates that are collectively bargained between participating employers and their affiliated Boilermakers and Pipefitters local unions. Both the Boilermakers and Pipefitters plans are approximately 80 percent funded as of the latest Form 5500 filed, respectively. The Company did not make any contributions to the Boilermakers plan during the years ended December 31, 2023 and 2022 while making de minimis contributions to the Pipefitters plan during the same periods. See Note 18-Commitments and Contingencies, Pension Related Contingencies, for additional detail.

The Company has other benefit plans covering certain employees throughout the Company. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

The Company leases its headquarters under an operating lease from a stockholder and director of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during the year ended December 31, 2023 were approximately $1.0 million. See Note 17-Leases for further detail.

The Company receives benefits consulting services from Capital Management Enterprise (“CME”). Manuel N. Stamatakis, Chairman of our Board of Directors and our interim President and Chief Executive Officer, is the Chief Executive Officer of CME. The Company does not pay any fees to CME and any compensation CME receives related to work for the Company is received by commissions paid by the third-party benefit providers.

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

The Company’s Consolidated Balance Sheets include the following related to operating leases as of December 31, 2023 and 2022 (in thousands):

Leases	Classification	2023	2022
Assets:
ROU assets	Other Assets	$37,512	$36,946

Liabilities:
ROU liability - current	Accrued expenses and other current liabilities	$10,686	$10,376
ROU liability - long-term	Other long-term liabilities	28,219	28,066
Total ROU liabilities		$38,905	$38,442

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $0.8 million as of December 31, 2023 and $1.8 million as of December 31, 2022. Total rent payments for this facility were approximately $1.0 million and $1.0 million during the years ended December 31, 2023 and 2022. An agreement was reached with the related party to reduce rental payments by 12.5% for the lease of the Company’s headquarters, effective February 2022 as part of a voluntary reduction.

As of December 31, 2023 and 2022, the total ROU assets attributable to finance leases are approximately $14.5 million and $13.0 million, respectively, which is included in Property, plant, and equipment, net on the Consolidated Balance Sheets.

The components of lease costs for the year ended December 31, 2023 and 2022 are as follows (in thousands):

	Classification	2023	2022
Finance lease expense:
Amortization of ROU assets	Depreciation and amortization	$5,152	$4,068
Interest on lease liabilities	Interest expense	917	624
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	13,234	12,783
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	179	77
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	2,034	2,141
Total		$21,516	$19,693

Additional information related to leases as of December 31, 2023 and 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases (in thousands):
Finance - financing cash flows	$5,047	$4,140
Finance - operating cash flows	917	624
Operating - operating cash flows	13,208	12,502
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$7,125	$5,076
Operating leases	10,598	6,067
Weighted-average remaining lease term (in years):
Finance leases	4.7	5.1
Operating leases	4.4	4.7
Weighted-average discount rate:
Finance leases	6.5%	5.5%
Operating leases	6.1%	5.6%

Maturities of lease liabilities as of December 31, 2023 is as follows (in thousands):

	Finance	Operating
2024	$5,955	$12,485
2025	4,520	9,978
2026	3,787	7,426
2027	2,832	5,851
2028	1,168	4,230
Thereafter	128	3,914
Total	18,390	43,884
Less: Present value discount	1,970	4,979
Lease liability	$16,420	$38,905

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

Litigation and Commercial Claims

The Company was contracted to perform inspections of welds on various pipeline projects in Texas for a customer. The customer provided the Company with notice in December 2019, alleging that the Company’s inspection of 66 welds (out of approximately 16,000 welds inspected) were not in compliance with the contract, claimed approximately $7.6 million in damages, and requested that the Company pay these damages and any other damages incurred. The Company filed a lawsuit in the District Court of Bexar County, Texas, 37th Judicial District, on December 17, 2019, in an action captioned Mistras Group, Inc. v. Epic Y-Grade Pipeline LP, to recover the $1.4 million and other amounts due to the Company. The customer filed a counterclaim on March 6, 2020, alleging breach of contract and seeking recovery of its alleged damages. On April 25, 2023, the parties agreed to settle all claims, and in July 2023, the parties executed a settlement agreement. As part of the settlement, the Company paid $0.3 million in July 2023 (which the Company estimates is significantly less than the cost of going to trial) and released its claim of $1.4 million for associated past due receivables, which were fully reserved for in prior periods. In the year ended December 31, 2022, the Company recorded a charge of $0.1 million for a potential loss from this matter. The Company recorded a reserve in the amount of $1.4 million during the twelve months ended December 31, 2019 for these past due receivables.

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

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of this subsidiary required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in the subsidiary incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of December 31, 2023 is approximately $2.5 million, which was incurred in 2018 and 2019.

Acquisition and disposition related contingencies
During 2018, the Company sold a subsidiary in the Products and Systems segment. As part of the sale, the Company entered into a three-year agreement to purchase products from the buyer, with a cumulative commitment of $2.3 million. On August 3, 2021, the parties amended the agreement and extended the period by 12 months. As of December 31, 2022, the commitment was fully satisfied.
19. Segment Disclosure

The Company’s three operating segments are:

•North America. This segment provides asset protection solutions with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

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

Selected consolidated financial information by segment for the periods shown was as follows (with intercompany transactions eliminated in Corporate and eliminations):

	For the year ended December 31,
	2023	2022	2021
Revenue
North America	$579,330	$573,336	$555,387
International	124,414	112,425	117,245
Products and Systems	12,986	12,727	13,831
Corporate and eliminations	(11,257)	(11,115)	(9,332)
	$705,473	$687,373	$677,131

	For the year ended December 31,
	2023	2022	2021
Gross profit
North America	$163,960	$159,049	$155,384
International	33,610	33,591	34,282
Products and Systems	6,457	5,490	7,001
Corporate and eliminations	(220)	43	480
	$203,807	$198,173	$197,147

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	For the year ended December 31,
	2023	2022	2021
Income (loss) from operations
North America	$55,170	$49,616	$48,458
International	(12,229)	3,566	1,839
Products and Systems	267	(992)	(117)
Corporate and eliminations	(45,112)	(32,391)	(32,010)
	$(1,904)	$19,799	$18,170

	For the year ended December 31,
	2023	2022	2021
Depreciation and amortization
North America	$25,774	$25,103	$25,259
International	7,580	7,648	8,791
Products and Systems	712	810	928
Corporate and eliminations	33	(267)	(57)
	$34,099	$33,294	$34,921

	December 31,
	2023	2022
Intangible assets, net
North America	$37,622	$43,260
International	2,998	4,422
Products and Systems	1,168	1,208
Corporate and eliminations	2,206	125
	$43,994	$49,015

	December 31,
	2023	2022
Total assets
North America	$402,782	$407,779
International	99,398	104,531
Products and Systems	13,259	12,408
Corporate and eliminations	19,337	10,186
	$534,776	$534,904

	December 31,
	2023	2022
Long-lived assets
United States	$177,412	$176,237
Other Americas	107,356	108,582
Europe	27,552	41,392
	$312,320	$326,211

Refer to Note 2-Revenue, for revenue by segment and by geographic area for the years ended December 31, 2023, 2022, and 2021.

20. Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for calendar years 2023, 2022, and 2021 (in thousands).

Quarter ended	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenue	$182,073	$179,354	$176,030	$168,016
Gross Profit	53,627	54,382	49,722	46,077
Income (loss) from operations	706	(4,682)	3,893	(1,830)
Net income (loss) attributable to Mistras Group, Inc.	$(2,514)	$(10,298)	$337	$(4,986)
Earnings (loss) per common share:
Basic	$(0.08)	$(0.34)	$0.01	$(0.17)
Diluted	$(0.08)	$(0.34)	$0.01	$(0.17)

Quarter ended	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	$168,218	$178,462	$179,031	$161,662
Gross Profit	50,939	53,784	53,558	39,892
Income (loss) from operations	5,802	9,114	9,576	(4,698)
Net income (loss) attributable to Mistras Group, Inc.	$2,842	$4,373	$4,643	$(5,363)
Earnings (loss) per common share:
Basic	$0.09	$0.15	$0.15	$(0.18)
Diluted	$0.09	$0.14	$0.15	$(0.18)

Quarter ended	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue	$171,163	$174,556	$177,677	$153,735
Gross Profit	49,594	52,216	55,336	40,001
Income (loss) from operations	2,306	9,236	11,374	(4,746)
Net income (loss) attributable to Mistras Group, Inc.	$(94)	$3,380	$5,937	$(5,362)
Earnings (loss) per common share:
Basic	$—	$0.11	$0.20	$(0.18)
Diluted	$—	$0.11	$0.20	$(0.18)

21. Subsequent Events

On February 27, 2024, the Company entered into the First Amendment (the “Amendment”) to its New Credit Agreement, dated August 1, 2022, with JPMorgan Chase Bank N.A., as administrative agent for the lenders and a lender and the other lenders under the New Credit Agreement.

The First Amendment was filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 1, 2024.

The Amendment increases the amount of non-recurring cash charges (as defined in the New Credit Agreement) allowed to be added back for any period of four consecutive quarters for purposes of defining EBITDA under Section 1.01 of the New Credit Agreement from $10 million to $15 million for the periods ended December 31, 2023 to December 31, 2024. The allowable non-recurring cash charge addback reverts to $10 million starting January 1, 2025.

Additionally, the minimum Consolidated Fixed Charge Coverage Ratio was reduced from 1.25 to 1, to 1.10 to 1, for the fiscal quarters ended December 31, 2023 and March 31, 2024. For the period ending June 30, 2024 to maturity, the Fixed Charge Coverage Ratio is 1.25 to 1 as stated in the New Credit Agreement.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Interim President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chairman and Interim President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended December 31, 2023, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers” in Part I of this Annual Report. The remaining information required by Item 10 is incorporated herein by reference to the relevant information to be included in our definitive proxy statement related to our 2024 annual meeting of stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2024 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2024 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2024 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2024 annual meeting of stockholders.

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

10.1	Credit Agreement, dated August 1, 2022 (filed as Exhibit 10.1 to the Annual Report on Form 10-K filed March 15, 2023 and incorporated herein by reference).
10.2	First Amendment, dated February 27, 2024, to the Credit Agreement, dated August 1, 2022
10.3
Form of Indemnification Agreement for directors and officers (filed as exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.4	Mistras Group, Inc. 2016 Long-Term Incentive Plan (filed as exhibit B to the Definitive Proxy Statement dated September 7, 2016 and incorporated herein by reference)
10.5	Amendment No. 1, dated May 19, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report Form 10-Q filed on August 7, 2020 and incorporated herein by reference)
10.6	Amendment No. 2, dated December 1, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.10 to the Annual Report on Form 10-K filed March 16, 2021.
10.7	Amendment No. 3 dated May 23, 2022 to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2022)
10.8
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

10.10*	Mistras Group, Inc. Executive Severance Plan
10.11
Employment Agreement between the Company and Sotirios J. Vahaviolos, dated February 28, 2018 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

10.12	Employment Agreement between the Company and Dennis Bertolotti, dated March 13, 2018 (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)
10.13	Description of Compensation for Non-Employee Directors effective January 1, 2023 (filed as exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 5, 2023, and incorporated herein by reference).
10.14	Separation Agreement and Release between Jonathan Wolk and Registrant (filed as exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2023 and incorporated herein by reference).
10.15
Employment Agreement between the Company and Gennaro A. D'Alterio dated September 11, 2023 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2023 and incorporated by reference herein).

10.16*	Employment Agreement between the Company and John A. Smith dated October 1, 2023
10.17
Letter Agreement dated October 9, 2023, between the Company and Manuel N. Stamatakis (filed as exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2023 and incorporated herein by reference).

10.18*	Inducement Award between the Company and Manuel N. Stamatakis dated October 11, 2023
10.19
Separation Agreement (and a General Release of Claims attached thereto) between the Company and Dennis Bertolotti effective December 6, 2023 (filed as exhibited 10.1 to Current Report on Form 8-K filed December 8, 2023, and incorporated herein by reference).

19.1*	Insider Trading Compliance Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of KPMG LLP
24.1*	Power of Attorney (included as part of the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________
Exhibits 10.3 to 10.19 are management contracts or compensatory plans, contracts, or arrangements.
* Filed herewith.
** Furnished herewith.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ Manuel N. Stamatakis
Manuel N. Stamatakis
Chairman and Interim President and Chief Executive Officer

Date: March 11, 2024

We, the undersigned directors and officers of Mistras Group, Inc., hereby severally constitute Manuel N. Stamatakis, Edward J. Prajzner and Michael C. Keefe, and each of them singly, as our true and lawful attorneys with full power to each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Manuel N. Stamatakis	Chairman, Interim President, Chief Executive Officer, and Director (Principal Executive Officer)	March 11, 2024
Manuel N. Stamatakis

/s/ Edward J. Prajzner	Senior Executive Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2024
Edward J. Prajzner

/s/ Dr. Sotirios J. Vahaviolos	Chairman Emeritus	March 11, 2024
Sotirios J. Vahaviolos

/s/ Nicholas DeBenedictis	Director	March 11, 2024
Nicholas DeBenedictis

/s/ James J. Forese	Director	March 11, 2024
James J. Forese

/s/ Richard H. Glanton	Director	March 11, 2024
Richard H. Glanton

/s/ Michelle J. Lohmeier	Director	March 11, 2024
Michelle J. Lohmeier

/s/ Charles P. Pizzi	Director	March 11, 2024
Charles P. Pizzi