Form 10-Q
period 2024-03-31
Mistras Group, Inc.
filed 2024-05-03
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
☐ Yes  ☒ No

As of May 1, 2024, the registrant had 30,966,973 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$16,855	$17,646
Accounts receivable, net	140,404	132,847
Inventories	15,079	15,283
Prepaid expenses and other current assets	14,632	14,580
Total current assets	186,970	180,356
Property, plant and equipment, net	79,702	80,972
Intangible assets, net	42,660	43,994
Goodwill	185,726	187,354
Deferred income taxes	2,647	2,316
Other assets	44,422	39,784
Total assets	$542,127	$534,776
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$15,629	$17,032
Accrued expenses and other current liabilities	84,475	84,331
Current portion of long-term debt	9,464	8,900
Current portion of finance lease obligations	4,907	5,159
Income taxes payable	406	1,101
Total current liabilities	114,881	116,523
Long-term debt, net of current portion	188,962	181,499
Obligations under finance leases, net of current portion	11,151	11,261
Deferred income taxes	2,685	2,552
Other long-term liabilities	36,983	32,438
Total liabilities	354,662	344,273
Commitments and contingencies (Note 14)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 30,910,552 and 30,597,633 shares issued and outstanding	328	305
Additional paid-in capital	247,329	247,165
Accumulated deficit	(27,947)	(28,942)
Accumulated other comprehensive loss	(32,565)	(28,336)
Total Mistras Group, Inc. stockholders’ equity	187,145	190,192
Non-controlling interests	320	311
Total equity	187,465	190,503
Total liabilities and equity	$542,127	$534,776

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended March 31,
	2024	2023

Revenue	$184,442	$168,016
Cost of revenue	127,418	116,051
Depreciation	5,934	5,888
Gross profit	51,090	46,077
Selling, general and administrative expenses	41,189	42,823
Reorganization and other costs	1,557	2,076
Research and engineering	343	480
Depreciation and amortization	2,447	2,525
Acquisition-related expense, net	1	3
Income (loss) from operations	5,553	(1,830)
Interest expense	4,430	4,068
Income (loss) before provision (benefit) for income taxes	1,123	(5,898)
Provision (benefit) for income taxes	119	(920)
Net income (loss)	1,004	(4,978)
Less: net income attributable to noncontrolling interests, net of taxes	9	8
Net income (loss) attributable to Mistras Group, Inc.	$995	$(4,986)

Earnings (loss) per common share
Basic	$0.03	$(0.17)
Diluted	$0.03	$(0.17)
Weighted-average common shares outstanding:
Basic	30,680	30,021
Diluted	31,356	30,021

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended March 31,
	2024	2023

Net income (loss)	$1,004	$(4,978)
Other comprehensive loss:
Foreign currency translation adjustments	$(4,229)	$1,273
Comprehensive Loss	(3,225)	(3,705)
Less: net income attributable to noncontrolling interest	9	8
Comprehensive loss attributable to Mistras Group, Inc.	$(3,234)	$(3,713)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	995		995	9	1,004
Other comprehensive loss, net of tax	—	—	—	—	(4,229)	(4,229)	—	(4,229)
Share-based payments	—	—	1,228	—	—	1,228	—	1,228
Net settlement of restricted stock units	313	23	(1,064)	—	—	(1,041)	—	(1,041)
Balance at March 31, 2024	30,911	$328	$247,329	$(27,947)	$(32,565)	$187,145	$320	$187,465

Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net loss	—	—	—	(4,986)	—	(4,986)	8	(4,978)
Other comprehensive income, net of tax	—	—	—	—	1,273	1,273	—	1,273
Share-based payments	—	—	1,877	—	—	1,877	—	1,877
Net settlement of restricted stock units	335	4	(777)	—	—	(773)	—	(773)
Balance at March 31, 2023	30,230	$302	$244,131	$(16,475)	$(32,117)	$195,841	$307	$196,148

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities
Net income (loss)	$1,004	$(4,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,381	8,413
Deferred income taxes	(144)	1,801
Share-based compensation expense	1,228	1,877
Bad debt provision for troubled customers, net of recoveries	227	(30)
Foreign currency (gain) loss	(561)	219
Other	15	(315)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(8,696)	3,777
Inventories	(23)	(1,137)
Prepaid expenses and other assets	(6,593)	(4,234)
Accounts payable	(1,219)	992
Accrued expenses and other liabilities	6,905	(766)
Income taxes payable	80	(248)
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(938)
Net cash provided by operating activities	604	4,433
Cash flows from investing activities
Purchase of property, plant and equipment	(4,804)	(4,332)
Purchase of intangible assets	(1,117)	(361)
Proceeds from sale of equipment	273	233
Net cash used in investing activities	(5,648)	(4,460)
Cash flows from financing activities
Repayment of finance lease obligations	(1,409)	(1,174)
Repayment of long-term debt	(1,907)	(1,904)
Proceeds from revolver	15,000	27,000
Repayment of revolver	(5,000)	(27,100)
Taxes paid related to net share settlement of share-based awards	(1,557)	(773)
Net cash provided by (used in) financing activities	5,127	(3,951)
Effect of exchange rate changes on cash and cash equivalents	(874)	207
Net change in cash and cash equivalents	(791)	(3,771)
Cash and cash equivalents at beginning of period	17,646	20,488
Cash and cash equivalents at end of period	$16,855	$16,717
Supplemental disclosure of cash paid
Interest, net	$4,029	$5,112
Income taxes, net of refunds	$756	$1,949
Noncash investing and financing
Equipment acquired through finance lease obligations	$1,165	$2,800
.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc., together with its subsidiaries (the "Company") is a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

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

The Company has three operating segments. Our segments are as follows:

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2024 and December 31, 2023.

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's 2023 Annual Report on Form 10-K ("2023 Annual Report").

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2023 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2023 Annual Report, there have been no material changes to the Company's significant accounting policies.

Income Taxes
Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities at enacted income tax rates for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. Our net deferred tax assets primarily consist of net operating loss carry forwards, or NOLs. A valuation allowance is provided if it is more likely than not that some or all or all of a deferred income tax asset will not be realized. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current and prior years.

As of March 31, 2024, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 10.6% and 15.6% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate benefit for the three months ended March 31, 2024 was lower than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) to expand the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-07 on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of ASU 2023-09 on our financial statements.

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

Contract Estimates

The majority of the Company's revenues are short-term in nature. The Company enters into master service agreements ("MSA"s) with customers that specify an overall framework and contract terms. The actual contracting to provide services or furnish products are triggered by a work order, purchase order, or some similar document issued pursuant to a MSA which sets forth the scope of services and/or identifies the products to be provided. From time-to-time, the Company may enter into longer-term contracts, which can range from several months to several years. Revenue on certain contracts is recognized as work is performed based on total costs incurred to date in relation to the total estimated costs for the performance of the contract at completion. This includes contract estimates of costs to be incurred for the performance of the contract. Cost estimation is based upon the professional knowledge and experience of the Company's project managers, engineers and financial professionals. Factors that are considered in estimating the work to be completed include the availability of materials, the effect of any delays in the Company's project performance and the recoverability of any claims. Whenever revisions of estimates, contract costs and/or contract values indicate that the contract costs will exceed estimated revenues, thus creating a loss, a provision for the total estimated loss is recorded in that period.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended March 31, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$103,027	$10,066	$72	$—	$113,165
Aerospace & Defense	15,375	6,732	11	—	22,118
Industrials	8,909	5,853	437	—	15,199
Power generation & Transmission	3,592	1,682	578	—	5,852
Other Process Industries	7,928	3,933	39	—	11,900
Infrastructure, Research & Engineering	3,972	2,205	409	—	6,586
Petrochemical	3,813	531	—	—	4,344
Other	3,733	2,045	1,664	(2,164)	5,278
Total	$150,349	$33,047	$3,210	$(2,164)	$184,442

Three Months Ended March 31, 2023	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$89,773	$8,855	$37	$—	$98,665
Aerospace & Defense	13,611	4,980	11	—	18,602
Industrials	9,302	6,053	558	—	15,913
Power generation & Transmission	4,987	1,657	1,326	—	7,970
Other Process Industries	9,109	3,237	27	—	12,373
Infrastructure, Research & Engineering	2,483	2,136	1,142	—	5,761
Petrochemical	5,137	145	—	—	5,282
Other	2,530	2,344	638	(2,062)	3,450
Total	$136,932	$29,407	$3,739	$(2,062)	$168,016

Revenue per key geographic location was as follows:

Three Months Ended March 31, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$129,458	$296	$1,600	$(1,515)	$129,839
Other Americas	17,127	2,295	177	(238)	19,361
Europe	1,153	28,663	651	(346)	30,121
Asia-Pacific	2,611	1,793	782	(65)	5,121
Total	$150,349	$33,047	$3,210	$(2,164)	$184,442

Three Months Ended March 31, 2023	North America	International	Products & Systems	Corp/Elim	Total
United States	$120,600	$309	$1,801	$(598)	$122,112
Other Americas	14,270	3,489	326	(432)	17,653
Europe	1,412	24,183	261	(826)	25,030
Asia-Pacific	650	1,426	1,351	(206)	3,221
Total	$136,932	$29,407	$3,739	$(2,062)	$168,016

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

Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of such year was $2.9 million and $3.1 million for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies a practical expedient to expense incremental costs incurred related to obtaining a contract. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 23, 2022, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.2 million, for a total of 4.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 450,000 shares were available for future grants as of March 31, 2024.

Stock Options

On October 11, 2023, Mr. Stamatakis was granted an award of stock options to purchase 250,000 shares of common stock of the Company, with an exercise price of $5.36, the closing price of the Company's common stock as quoted on the New York Stock Exchange on the grant date (the "Options"). The Options were granted as an inducement for Mr. Stamatakis to accept the position of Interim President and CEO of the Company and were therefore granted outside the 2016 Plan, as permitted by the rules of the NYSE. The Options can be exercised any time after the grant date until its expiration date, which is the earlier of 10 years from the grant date or one year following the date Mr. Stamatakis is no longer serving as an officer, director or in any other capacity of the Company.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of March 31, 2024 as follows (in thousands, except per share amounts and years):

	Three months ended March 31,
	2024		2023
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	250	$5.36	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of year:	250	$5.36	—	$—

The Company recognized all share-based compensation expense related to the stock options granted in the fourth quarter of 2023 and no further unrecognized share-based compensation expense remains as of March 31, 2024.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company makes semi-annual issuances of fully-vested common stock to its non-employee directors. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Awards issued	31	48
Grant date fair value of awards issued	$274	$275

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Restricted Stock Unit Awards

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.0 million and $0.9 million, respectively. As of March 31, 2024, there was $11.2 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 3.0 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Three months ended March 31,
	2024	2023
Restricted stock awards vested	364	338
Fair value of awards vested	$3,261	$1,946

A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Three months ended March 31,
	2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,184	$8.07	1,415	$6.66
Granted	598	$8.52	542	$8.50
Released	(364)	$8.95	(338)	$5.76
Forfeited	(10)	$8.37	(22)	$7.82
Outstanding at end of period:	1,408	$8.04	1,597	$7.44

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

For 2023, the Compensation Committee utilized the following metrics for the Company's PRSUs awarded to its executive officers, and approved the new target awards for 2023. The three metrics are:
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
3.Revenue

For PRSUs awarded in 2024, the Compensation Committee utilized the same metrics as 2023 PRSUs, but with revised performance goals.

PRSUs are equity-classified and compensation costs related to PRSUs with performance conditions are initially measured using the fair value of the underlying stock at the date of grant. Compensation costs related to the PRSUs with performance conditions are subsequently adjusted for changes in the expected outcomes of the performance conditions. Compensation cost related to the PRSUs with a market condition is not reversed if the market condition is not achieved, provided the employee requisite service has been rendered. PRSUs generally vest ratably on each of the first four anniversary dates upon completion of the performance period, for a total requisite service period of up to five years, and have no dividend rights.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

A summary of the Company's PRSU activity is as follows:

	Three months ended March 31,
	2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	60	$9.33	280	$9.96
Granted	249	$8.76	282	$8.50
Performance condition adjustments	—	$—	(32)	$6.55
Released	—	$—	(64)	$5.58
Forfeited	—	$—	(84)	$6.95
Outstanding at end of period:	309	$9.00	382	$9.12

During the three months ended March 31, 2023, the Compensation Committee approved the final calculation of the award metrics for calendar year 2022. Therefore, the calendar year 2022 PRSUs decreased by approximately 32,000 units as a result of the final calculation of award metrics.

For the three months ended March 31, 2024 and March 31, 2023, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.1 million and $0.7 million, respectively. At March 31, 2024, there was $2.4 million of total unrecognized compensation costs related to approximately 309,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2024	2023

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$995	$(4,986)
Denominator:
Weighted average common shares outstanding	30,680	30,021
Basic earnings (loss) per share	$0.03	$(0.17)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$995	$(4,986)
Denominator:
Weighted average common shares outstanding	30,680	30,021
Dilutive effect of stock options outstanding	250	—
Dilutive effect of restricted stock units outstanding (1)	426	—
	31,356	30,021
Diluted earnings (loss) per share	$0.03	$(0.17)
_______________
(1) For the three months ended March 31, 2023, 1,513,000 shares, related to restricted stock were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Due diligence, professional fees and other transaction costs	$1	$3
Adjustments to fair value of contingent consideration liabilities	—	—
Acquisition-related expense, net	$1	$3

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

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	March 31, 2024	December 31, 2023

Trade accounts receivable	$142,245	$134,495
Allowance for credit losses	(1,841)	(1,648)
Accounts receivable, net	$140,404	$132,847

The Company had $36.5 million and $18.5 million of unbilled revenue accrued as of March 31, 2024 and December 31, 2023, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

7.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Raw materials	$5,974	$6,099
Work in progress	1,003	839
Finished goods	5,495	5,740
Consumable supplies	2,607	2,605
Inventories	$15,079	$15,283

8.    Property, Plant and Equipment, net

Property, plant and equipment consisted of the following:

	Useful Life (Years)	March 31, 2024	December 31, 2023

Land		$2,444	$2,453
Buildings and improvements	30-40	26,728	26,663
Office furniture and equipment	5-8	21,424	21,334
Machinery and equipment	5-7	270,788	269,306
		321,384	319,756
Accumulated depreciation and amortization		(241,682)	(238,784)
Property, plant and equipment, net		$79,702	$80,972

Depreciation expense for the three months ended March 31, 2024 and 2023 was approximately $6.5 million and $6.3 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2023	$187,354	$—	$—	$187,354
Foreign currency translation	(1,628)	—	—	(1,628)
Balance at March 31, 2024	$185,726	$—	$—	$185,726

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

Based upon the results of the interim quantitative goodwill impairment test, the Company recorded an impairment charge of $13.8 million within the International reporting units. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units. Any significant adverse changes in future periods to the Company’s internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect its key assumptions and may result in future goodwill impairment charges which could be material.

The Company performed a quantitative annual impairment test as of October 1, 2023 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through March 31, 2024, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2024			December 31, 2023
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$109,413	$(90,463)	$18,950	$110,780	$(90,506)	$20,274
Software/Technology	3-15	55,541	(32,690)	22,851	55,053	(32,230)	22,823
Covenants not to compete	2-5	12,494	(12,455)	39	12,536	(12,488)	48
Other	2-12	10,367	(9,547)	820	10,466	(9,617)	849
Total		$187,815	$(145,155)	$42,660	$188,835	$(144,841)	$43,994

Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $1.9 million and $2.1 million, respectively.

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023

Accrued salaries, wages and related employee benefits	$28,373	$27,372
Accrued workers’ compensation and health benefits	3,590	4,385
Deferred revenue	9,244	7,136
Pension accrual	2,458	2,458
Right-of-use liability - Operating	10,743	10,686
Other accrued expenses	30,067	32,294
Total	$84,475	$84,331

12.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023

Senior credit facility	$80,368	$71,150
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.4 million, respectively	114,499	115,253
Other	3,559	3,996
Total debt	198,426	190,399
Less: Current portion	(9,464)	(8,900)
Long-term debt, net of current portion	$188,962	$181,499

Senior Credit Facility

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
On August 1, 2022, the Company entered into a new credit agreement (the “Credit Agreement”), which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $116 million as of March 31, 2024. The Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

The Credit Agreement has the following key terms, conditions and financial covenants:

•Borrowings bear interest at Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio (defined below).
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

•As of December 31, 2023, the Fixed Charge Coverage Ratio was modified from a ratio of 1.25 to 1.0 to a ratio of 1.1 to 1.0 for the fiscal quarters ended December 31, 2023 and March 31, 2024. For the period ending June 30, 2024 to maturity, the Fixed Charge Coverage Ratio is 1.25 to 1.

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

As of March 31, 2024, the Company had borrowings of $194.9 million and a total of $2.9 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.2 million as of March 31, 2024, which is included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of March 31, 2024, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Other debt

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At March 31, 2024, there was an aggregate of approximately $3.6 million outstanding, payable at various times through 2030. Monthly payments range from $0.7 thousand to $16.0 thousand and interest rates range from 0.4% to 3.5%.

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

The following table represents the changes in the fair value of Level 3 contingent consideration:

	Three months ended March 31,
	2024	2023
Beginning balance	$—	$938
Payments	—	(938)
Revaluation	—	—
Ending balance	$—	$—

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

14.    Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is periodically involved in lawsuits, investigations and claims that arise in the ordinary course of business. While the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company does not believe that any currently pending or threatened legal proceeding to which the Company is or is likely to become a party will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs incurred by the Company to defend lawsuits, investigations and claims and amounts the Company pays to other parties because of these matters may be covered by insurance in some circumstances.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

A subsidiary of the Company, Mistras Arizona Inspection Services LLC (“Mistras Arizona”) is subject to a lawsuit filed by the Arizona Department of Environmental Quality (“DEQ”), which has been filed against the Company, captioned State of Arizona v. Mistras Group, Inc. and Naiman Phoenix, Ltd., filed on February 27, 2024, in the Superior Court of the State of Arizona for Maricopa County, CV 2024-003866. The Complaint alleges various violations of the Arizona environmental laws and regulations in connection with the operation of the Mistras Arizona testing facility in Phoenix, Arizona. The complaint seeks injunctive relief, the closing of a chromic acid plating line and air scrubber, implementation of a site assessment plan approved by the DEQ, corrective and remedial action to bring the facility in compliance, and costs and penalties. Mistras Arizona and the Company have also received notice of violations from the DEQ for the violations of Arizona environmental laws and regulations and from the Maricopa County Department of Air Quality for violation of various regulations regarding air quality. This matter is in the early stages and the Company is unable to assess the amount of liability the Company or Mistras Arizona may incur.

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of March 31, 2024 is approximately $2.5 million, which were incurred in 2018 and 2019.

15.    Segment Disclosure

The Company's three operating segments are:

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

The accounting policies of the reportable segments are the same as those described in Note 1 - Description of Business and Basis of Presentation. Segment income from operations is one of the primary performance measures used by the chief operating decision maker, to assess the performance of each segment and make resource allocation decisions. Certain general and administrative costs such as human resources, information technology and training are allocated to the segments. Segment income from operations excludes interest and other financial charges and income taxes. Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Selected consolidated financial information by segment for the periods shown was as follows: (with intercompany transactions eliminated in Corporate and eliminations)

	Three months ended March 31,
	2024	2023
Revenue
North America	$150,349	$136,932
International	33,047	29,407
Products and Systems	3,210	3,739
Corporate and eliminations	(2,164)	(2,062)
	$184,442	$168,016

	Three months ended March 31,
	2024	2023
Gross profit
North America	$39,991	$36,637
International	9,459	7,367
Products and Systems	1,613	2,063
Corporate and eliminations	27	10
	$51,090	$46,077

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended March 31,
	2024	2023
Income (loss) from operations
North America	$13,561	$9,378
International	1,124	(568)
Products and Systems	314	384
Corporate and eliminations	(9,446)	(11,024)
	$5,553	$(1,830)

	Three months ended March 31,
	2024	2023
Depreciation and amortization
North America	$6,218	$6,357
International	1,913	1,859
Products and Systems	164	256
Corporate and eliminations	86	(59)
	$8,381	$8,413

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	March 31, 2024	December 31, 2023
Intangible assets, net
North America	$35,803	$37,622
International	2,537	2,998
Products and Systems	1,089	1,168
Corporate and eliminations	3,231	2,206
	$42,660	$43,994

	March 31, 2024	December 31, 2023
Total assets
North America	$411,853	$402,782
International	99,518	99,398
Products and Systems	12,859	13,259
Corporate and eliminations	17,897	19,337
	$542,127	$534,776

Refer to Note 2 - Revenue, for revenue by geographic area for the three months ended March 31, 2024 and 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three months ended March 31, 2024 and 2023. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

•Forward-Looking Statements
•Overview
•Note about Non-GAAP Measures
•Consolidated Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”). Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2023 Annual Report as well as those discussed in this Quarterly Report and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

Recent Developments

The Russian-Ukrainian war and the conflict in the Middle East between Israel and Hamas are creating disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations primarily in Europe due to increased energy costs.

Our cash position and liquidity remains strong. As of March 31, 2024, the cash balance was approximately $16.9 million, and with our Credit Agreement, provides us with significant liquidity.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of inflationary pressures may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing higher energy costs, among other increased costs, due in part to the Russian-Ukrainian war and the conflict in the Middle East between Israel and Hamas. The Company will continue to monitor market conditions and respond accordingly.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) from operations before special items” is used for each of our three operating segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income (loss) or any other measures derived in accordance with GAAP. Because Income (loss) from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Revenues	$184,442	$168,016
Gross profit	51,090	46,077
Gross profit as a % of Revenue	27.7%	27.4%
Income (loss) from operations	5,553	(1,830)
Income (loss) from Operations as a % of Revenue	3.0%	(1.1)%
Income (loss) before benefit for income taxes	1,123	(5,898)
Net Income (Loss)	1,004	(4,978)
Net Income (Loss) attributable to Mistras Group, Inc.	$995	$(4,986)

Revenue

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Revenue was $184.4 million for the three months ended March 31, 2024, an increase of $16.4 million, or 9.8%, compared with the three months ended March 31, 2023.

Revenue by segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Revenue
North America	$150,349	$136,932
International	33,047	29,407
Products and Systems	3,210	3,739
Corporate and eliminations	(2,164)	(2,062)
Total	$184,442	$168,016

Three Months

In the three months ended March 31, 2024, total revenue increased 9.8% versus the prior year comparable period due predominantly to a high single-digit organic increase. North America segment revenue increased 9.8%, driven predominantly by a high single-digit organic increase and increased turnarounds in the current year, minimally supported by low single-digit favorable impact of foreign exchange rates. International segment revenue increased 12.4%, due predominantly to low double-digit organic growth and low single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 14.1%, due to decreased sales volume and shipments as compared to the prior period.

Oil and gas customer revenue comprised approximately 61% and 59% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the three months ended March 31, 2024 and 2023, respectively. The Company’s top ten customers comprised approximately 39% of total revenue for the three months ended March 31, 2024, as compared to 36% for the three months ended March 31, 2023, with no customer accounting for 10% or more of total revenue in either three-month period.

	Three months ended March 31,
	2024	2023
Oil and Gas Revenue by sub-category
Upstream	$41,767	$36,939
Midstream	21,392	21,231
Downstream	50,006	40,495
Total	$113,165	$98,665

Oil and gas upstream customer revenue increased approximately $4.8 million, or 13%, due primarily to market share gains and increased exploration activity as compared to the prior period. Midstream customer revenues increased approximately $0.2 million, or 1%, due to decreased pipe inspection services performed as compared to the prior period. Downstream customer revenues increased $9.5 million or, 23%, primarily due to increased customer turnarounds in the current year that were delayed in the prior period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2024	2023
Revenue by type
Field Services	$126,355	$109,680
Shop Laboratories	17,195	13,132
Data Analytical Solutions	15,539	16,812
Other	25,353	28,392
Total	$184,442	$168,016

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue increased by $16.7 million as compared to the prior period primarily due to increases in sales volume in our oil and gas, industrials and infrastructure, research and engineering end markets within our North America segment and oil and gas end market within our International segment.

Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop revenues increase by $4.1 million as compared to the prior period quarter due to increased sales volumes related to our aerospace and defense end market in our North America and International segments.

Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics which offer insights and generate value from asset protection. Data Analytical Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations. Data Analytical Solutions revenue decreased by $1.3 million as compared to the prior period due to decreased sales volume within PCMS and other Data Analytical Solutions offerings within our North America segment.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenues decreased by $3.0 million as compared to the prior year primarily due to decreased sales within the defense sector within the North America segment offset by increased private space shop related activities during the quarter.

Gross Profit

Gross profit increased by $5.0 million, or 10.9%, in the three months ended March 31, 2024 versus the prior year comparable period, an increase in revenue of 9.8%.

Gross profit by segment for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Gross profit
North America	$39,991	$36,637
% of segment revenue	26.6%	26.8%
International	9,459	7,367
% of segment revenue	28.6%	25.1%
Products and Systems	1,613	2,063
% of segment revenue	50.2%	55.2%
Corporate and eliminations	27	10
	$51,090	$46,077
% of total revenue	27.7%	27.4%

Three Months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Gross profit margin was 27.7% and 27.4% for the three-month periods ended March 31, 2024 and 2023, respectively. North America segment realized a decrease of 0.2% in gross profit margin to 26.6% during the three months ended March 31, 2024 as compared to the prior period. This was primarily due to unfavorable sales mix in the period ended March 31, 2024 as compared to the prior period, and higher benefit claims expense in the current year period. International segment realized a 3.5% increase in gross profit margin to 28.6% during the three months ended March 31, 2024 due primarily to a better sales mix and decreased energy costs in the current period. Products and Systems segment gross margin had a decrease of 5.0% to 50.2% during the three months ended March 31, 2024 due to decreased sales volume as compared to the prior period.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Operating Expenses
Selling, general and administrative expenses	$41,189	$42,823
Reorganization and other costs	1,557	2,076
Research and engineering	343	480
Depreciation and amortization	2,447	2,525
Acquisition-related expense, net	1	3

Three Months

Operating expenses decreased $2.4 million, or 4.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Selling, general and administrative expenses decreased $1.6 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to cost reduction measures implemented in 2023 and favorable foreign exchange impact as compared to the prior period. Reorganization and other costs decreased by approximately $0.5 million as compared to the prior year due primarily to a decrease in severance costs during the period. Depreciation and amortization decreased $0.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income from operations to income (loss) from operations before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended March 31,
	2024	2023
North America:
Income from operations (GAAP)	$13,561	$9,378
Reorganization and other costs	—	61
Income from operations before special items (non-GAAP)	$13,561	$9,439
International:
Income (loss) from operations (GAAP)	$1,124	$(568)
Reorganization and other costs	102	107
Income (loss) from operations before special items (non-GAAP)	$1,226	$(461)
Products and Systems:
Income from operations (GAAP)	$314	$384
Reorganization and other costs	2	—
Income from operations before special items (non-GAAP)	$316	$384
Corporate and Eliminations:
Loss from operations (GAAP)	$(9,446)	$(11,024)
Reorganization and other costs	1,453	1,908
Acquisition-related expense, net	1	3
Loss from operations before special items (non-GAAP)	$(7,992)	$(9,113)
Total Company:
Income (loss) from operations (GAAP)	$5,553	$(1,830)
Reorganization and other costs	1,557	2,076
Acquisition-related expense, net	1	3
Income from operations before special items (non-GAAP)	$7,111	$249

See section Note About Non-GAAP Measures in this report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended March 31, 2024, income (loss) from operations (GAAP) increased $7.4 million or 403.4%, compared with the three months ended March 31, 2023, while the income from operations before special items (non-GAAP) improved by $6.9 million, or 2,755.8%. As a percentage of revenue, the income (loss) before special items improved by 380 basis points to 3.9% in the three months ended March 31, 2024 compared to 0.1% in the three months ended March 31, 2023.

Interest Expense

Interest expense was approximately $4.4 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase was a result of increased interest rates in the period.

Income Taxes

Our effective income tax rate was approximately 10.6% and 15.6% for the three months ended March 31, 2024 and 2023, respectively.

The effective income tax rate for the three months ended March 31, 2024 was lower than the statutory rate primarily due to the impact of favorable discrete items including stock compensation. The effective income tax rate for the three months ended

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

March 31, 2023 was lower than the statutory rate primarily due to the impact of an favorable discrete item related to stock compensation.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$604	$4,433
Investing activities	(5,648)	(4,460)
Financing activities	5,127	(3,951)
Effect of exchange rate changes on cash	(874)	207
Net change in cash and cash equivalents	$(791)	$(3,771)

Cash Flows from Operating Activities

During the three months ended March 31, 2024, cash provided by operating activities was $0.6 million, representing a year-on-year decrease of $3.8 million, or 86%. The decrease was primarily attributable to a decrease in days sales outstanding and movements in working capital, as compared to the prior year quarter.

Cash Flows from Investing Activities

During the three months ended March 31, 2024 and 2023, cash used in investing activities was $5.6 million, primarily attributable to increased expenditures for vehicles leased related to customer projects and additional capital expenditures as compared to the prior period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $4.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, net borrowings of debt were approximately $10.1 million higher as compared to 2023 resulting in debt borrowings during the period. In addition, $0.8 million more taxes were paid related to net share settlement of share-based awards during the three months ended March 31, 2024.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $0.9 million in the three months ended March 31, 2024, compared to an increase of $0.2 million for the three months ended March 31, 2023.

Cash Balance and Credit Facility Borrowings

As of March 31, 2024, we had cash and cash equivalents totaling $16.9 million and $104.0 million of unused commitments under our Credit Agreement with borrowings of $194.9 million and $2.9 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2024, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 12 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2023 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2023 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2023 Annual Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14 - Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material legal proceedings and no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2023 Annual Report, except as disclosed herein under Note 14 - Commitments and Contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2023 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2023 Annual Report.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 31, 2024	—	$—
February 29, 2024	—	$—
March 31, 2024	279,231	$8.95

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

During the three months ended March 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	First Amendment, dated February 27, 2024, to the Credit Agreement (filed as exhibit 10.1 to Current Report on Form 8-K filed on March 1, 2024 and incorporated herein by reference).

10.2	Employment Agreement between the registrant and Hani Hammad dated March 26, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

Exhibit 10.2 is a management agreement and compensation plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: May 3, 2024