Form 10-Q
period 2024-06-30
Mistras Group, Inc.
filed 2024-08-02
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
☐ Yes  ☒ No

As of July 30, 2024, the registrant had 30,977,420 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$17,177	$17,646
Accounts receivable, net	149,958	132,847
Inventories	14,944	15,283
Prepaid expenses and other current assets	11,384	14,580
Total current assets	193,463	180,356
Property, plant and equipment, net	78,785	80,972
Intangible assets, net	41,712	43,994
Goodwill	184,988	187,354
Deferred income taxes	3,657	2,316
Other assets	45,542	39,784
Total assets	$548,147	$534,776
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,759	$17,032
Accrued expenses and other current liabilities	85,727	84,331
Current portion of long-term debt	10,021	8,900
Current portion of finance lease obligations	4,645	5,159
Income taxes payable	394	1,101
Total current liabilities	114,546	116,523
Long-term debt, net of current portion	189,692	181,499
Obligations under finance leases, net of current portion	10,864	11,261
Deferred income taxes	2,571	2,552
Other long-term liabilities	37,000	32,438
Total liabilities	354,673	344,273
Commitments and contingencies (Note 14)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 30,977,420 and 30,597,633 shares issued and outstanding	385	305
Additional paid-in capital	248,524	247,165
Accumulated deficit	(21,578)	(28,942)
Accumulated other comprehensive loss	(34,181)	(28,336)
Total Mistras Group, Inc. stockholders’ equity	193,150	190,192
Non-controlling interests	324	311
Total equity	193,474	190,503
Total liabilities and equity	$548,147	$534,776

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$189,773	$176,030	$374,215	$344,046
Cost of revenue	127,760	120,442	255,179	236,493
Depreciation	5,897	5,866	11,831	11,754
Gross profit	56,116	49,722	107,205	95,799
Selling, general and administrative expenses	40,957	41,484	82,144	84,305
Reorganization and other costs	518	1,240	2,075	3,316
Legal settlement and insurance recoveries, net	60	150	60	150
Research and engineering	231	511	575	991
Depreciation and amortization	2,391	2,443	4,839	4,969
Acquisition-related expense, net	—	1	1	3
Income from operations	11,959	3,893	17,511	2,065
Interest expense	4,413	3,858	8,842	7,927
Income (loss) before provision (benefit) for income taxes	7,546	35	8,669	(5,862)
Provision (benefit) for income taxes	1,173	(341)	1,292	(1,260)
Net Income (Loss)	6,373	376	7,377	(4,602)
Less: net income attributable to noncontrolling interests, net of taxes	4	39	13	47
Net Income (Loss) attributable to Mistras Group, Inc.	$6,369	$337	$7,364	$(4,649)

Earnings (loss) per common share
Basic	$0.21	$0.01	$0.24	$(0.15)
Diluted	$0.20	$0.01	$0.23	$(0.15)
Weighted-average common shares outstanding:
Basic	30,979	30,368	30,842	30,214
Diluted	31,293	30,660	31,358	30,214

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Income (loss)	$6,373	$376	$7,377	$(4,602)
Other comprehensive loss:
Foreign currency translation adjustments	(1,616)	3,082	(5,845)	4,355
Comprehensive Income (loss)	4,757	3,458	1,532	(247)
Less: net income attributable to noncontrolling interest	4	39	13	47
Comprehensive Income (loss) attributable to Mistras Group, Inc	$4,753	$3,419	$1,519	$(294)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at March 31, 2024	30,911	$328	$247,329	$(27,947)	$(32,565)	$187,145	$320	$187,465
Net income	—	—	—	6,369	—	6,369	4	6,373
Other comprehensive loss, net of tax	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Share-based compensation	—	—	1,536	—	—	1,536	—	1,536
Net settlement of restricted stock units	66	57	(341)	—	—	(284)	—	(284)
Balance at June 30, 2024	30,977	$385	$248,524	$(21,578)	$(34,181)	$193,150	$324	$193,474

Balance at March 31, 2023	30,230	$302	$244,131	$(16,475)	$(32,117)	$195,841	$307	$196,148
Net income	—	—	—	337	—	337	39	376
Other comprehensive income, net of tax	—	—	—	—	3,082	3,082	—	3,082
Share-based payments	—	—	1,091	—	—	1,091	—	1,091
Net settlement of restricted stock units	72	—	(164)	—	—	(164)	—	(164)
Balance at June 30, 2023	30,302	$302	$245,058	$(16,138)	$(29,035)	$200,187	$346	$200,533

	Six months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	7,364	—	7,364	13	7,377
Other comprehensive loss, net of tax	—	—	—	—	(5,845)	(5,845)	—	(5,845)
Share-based compensation	—	—	2,764	—	—	2,764	—	2,764
Net settlement of restricted stock units	379	80	(1,405)	—	—	(1,325)	—	(1,325)
Balance at June 30, 2024	30,977	$385	$248,524	$(21,578)	$(34,181)	$193,150	$324	$193,474

Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(4,649)	—	(4,649)	47	(4,602)
Other comprehensive income, net of tax	—	—	—	—	4,355	4,355	—	4,355
Share-based compensation	—	—	2,968	—	—	2,968	—	2,968
Net settlement of restricted stock units	407	4	(941)	—	—	(937)	—	(937)
Balance at June 30, 2023	30,302	$302	$245,058	$(16,138)	$(29,035)	$200,187	$346	$200,533

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2024	2023

Cash flows from operating activities
Net income (loss)	$7,377	$(4,602)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	16,670	16,722
Deferred income taxes	(1,513)	3,441
Share-based compensation expense	2,764	2,968
Change in provision for doubtful accounts	414	—
Foreign currency (gain) loss	(789)	875
Other	(306)	(513)
Changes in operating assets and liabilities
Accounts receivable	(19,103)	5,856
Inventories	(88)	(2,402)
Prepaid expenses and other assets	(6,064)	(7,420)
Accounts payable	(2,920)	4,261
Accrued expenses and other liabilities	8,537	1,202
Income taxes payable	136	(1,129)
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(938)
Net cash provided by operating activities	5,115	18,321
Cash flows from investing activities
Purchase of property, plant and equipment	(9,599)	(9,801)
Purchase of intangible assets	(2,404)	(822)
Proceeds from sale of equipment	786	812
Net cash used in investing activities	(11,217)	(9,811)
Cash flows from financing activities
Repayment of finance lease obligations	(2,832)	(2,528)
Repayment of long-term debt	(3,831)	(3,808)
Proceeds from revolver	33,500	46,194
Repayment of revolver	(20,250)	(50,100)
Taxes paid related to net share settlement of share-based awards	(1,326)	(945)
Net cash provided by (used in) financing activities	5,261	(11,187)
Effect of exchange rate changes on cash and cash equivalents	372	188
Net change in cash and cash equivalents	(469)	(2,489)
Cash and cash equivalents at beginning of period	17,646	20,488
Cash and cash equivalents at end of period	$17,177	$17,999
Supplemental disclosure of cash paid
Interest, net	$8,349	$8,899
Income taxes, net of refunds	$1,508	$3,429
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,099	$5,764

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

The Company has three operating segments. Our segments are as follows:

•North America This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

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

The Russian-Ukrainian war and the conflict in the Middle East between Israel and Hamas continues to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. The Company's European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the Russian-Ukrainian war.

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

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company’s 2023 Annual Report on Form 10-K ("2023 Annual Report").

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2023 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2023 Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

As of June 30, 2024, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 15.5% and (974.3)% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective income tax rate was approximately 14.9% and 21.5% for the six months ended June 30, 2024 and 2023, respectively.

The effective income tax rate for the three months ended June 30, 2024 was lower than the statutory rate primarily due to the impact of a reversal of a valuation allowance which was a favorable discrete item in the period. The effective income tax rate for the six months ended June 30, 2023 was higher than the statutory rate due primarily to a $0.7 million valuation allowance recorded during the period related to a foreign jurisdiction.

The effective income tax rate for the six months ended June 30, 2024 was lower than the statutory rate primarily due to the reversal of valuation allowances. The effective income tax rate for the six months ended June 30, 2023 was lower than the statutory rate due primarily to an unfavorable discrete item related to stock compensation.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company’s disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2024	North America	International	Products	Corp/Elim	Total
Oil & Gas	$96,356	$12,735	$165	$—	$109,256
Aerospace & Defense	16,596	5,697	47	—	22,340
Industrials	11,853	5,878	563	—	18,294
Power Generation & Transmission	7,332	1,254	447	—	9,033
Other Process Industries	10,368	4,504	37	—	14,909
Infrastructure, Research & Engineering	5,125	2,813	695	—	8,633
Petrochemical	3,848	171	—	—	4,019
Other	4,916	1,212	1,419	(4,258)	3,289
Total	$156,394	$34,264	$3,373	$(4,258)	$189,773

Three Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$97,500	$8,609	$15	$—	$106,124
Aerospace & Defense	13,665	5,136	217	—	19,018
Industrials	11,066	6,203	468	—	17,737
Power Generation & Transmission	5,459	1,530	1,167	—	8,156
Other Process Industries	8,864	4,466	51	—	13,381
Infrastructure, Research & Engineering	4,171	2,028	547	—	6,746
Petrochemical	1,577	156	—	—	1,733
Other	3,248	2,149	864	(3,126)	3,135
Total	$145,550	$30,277	$3,329	$(3,126)	$176,030

Six Months Ended June 30, 2024	North America	International	Products	Corp/Elim	Total
Oil & Gas	$199,383	$22,801	$237	$—	$222,421
Aerospace & Defense	31,971	12,429	58	—	44,458
Industrials	20,762	11,731	1,000	—	33,493
Power Generation & Transmission	10,924	2,936	1,025	—	14,885
Other Process Industries	18,296	8,437	76	—	26,809
Infrastructure, Research & Engineering	9,097	5,018	1,104	—	15,219
Petrochemical	7,661	702	—	—	8,363
Other	8,649	3,257	3,083	(6,422)	8,567
Total	$306,743	$67,311	$6,583	$(6,422)	$374,215

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$187,273	$17,464	$52	$—	$204,789
Aerospace & Defense	27,276	10,116	228	—	37,620
Industrials	20,368	12,256	1,026	—	33,650
Power Generation & Transmission	10,446	3,187	2,493	—	16,126
Other Process Industries	17,973	7,703	78	—	25,754
Infrastructure, Research & Engineering	6,654	4,164	1,689	—	12,507
Petrochemical	6,714	301	—	—	7,015
Other	5,778	4,493	1,502	(5,188)	6,585
Total	$282,482	$59,684	$7,068	$(5,188)	$344,046

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2024	North America	International	Products	Corp/Elim	Total
United States	$130,870	$432	$1,542	$(209)	$132,635
Other Americas	24,594	1,921	675	(2,787)	24,403
Europe	611	31,183	580	(1,115)	31,259
Asia-Pacific	319	728	576	(147)	1,476
Total	$156,394	$34,264	$3,373	$(4,258)	$189,773

Three Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$122,972	$280	$1,645	$(271)	$124,626
Other Americas	21,041	3,821	298	(1,474)	23,686
Europe	1,282	24,474	504	(1,166)	25,094
Asia-Pacific	255	1,702	882	(215)	2,624
Total	$145,550	$30,277	$3,329	$(3,126)	$176,030

Six Months Ended June 30, 2024	North America	International	Products	Corp/Elim	Total
United States	$260,328	$728	$3,142	$(1,724)	$262,474
Other Americas	41,721	4,216	852	(3,027)	43,762
Europe	1,764	59,846	1,231	(1,461)	61,380
Asia-Pacific	2,930	2,521	1,358	(210)	6,599
Total	$306,743	$67,311	$6,583	$(6,422)	$374,215

Six Months Ended June 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$243,572	$589	$3,446	$(869)	$246,738
Other Americas	35,311	7,310	624	(1,906)	41,339
Europe	2,694	48,657	765	(1,992)	50,124
Asia-Pacific	905	3,128	2,233	(421)	5,845
Total	$282,482	$59,684	$7,068	$(5,188)	$344,046

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

Revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the contract liability balance at the beginning of such year was $4.8 million and $4.6 million, respectively, for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to the 2016 Plan, including an increase to the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,600,000 shares were available for future grants as of June 30, 2024.

Stock Options

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

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of June 30, 2024 as follows (in thousands, except per share amounts and years):

	Six months ended June 30,
	2024		2023
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	250	$5.36	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of year:	250	$5.36	—	$—

The Company recognized all share-based compensation expense related to the stock options granted in the fourth quarter of 2023 and no further unrecognized share-based compensation expense remains as of June 30, 2024.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company makes semi-annual issuances of fully-vested common stock to its non-employee directors. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	Six months ended June 30,
	2024	2023
Awards issued	31	48
Grant date fair value of awards issued	$274	$275

Restricted Stock Unit Awards

For the three months ended June 30, 2024 and June 30, 2023, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.3 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock unit awards of $2.3 million and $1.8 million, respectively. As of June 30, 2024, there was $10.7 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.6 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2024	2023
Restricted stock awards vested	461	430
Fair value of awards vested	$4,184	$2,616

A summary of the Company’s outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,184	$8.07	1,415	$6.66
Granted	726	$8.52	581	$8.42
Vested	(461)	$9.08	(430)	$6.09
Forfeited	(56)	$8.49	(98)	$7.94
Outstanding at end of period:	1,393	$8.38	1,468	$7.62

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

For 2023, the Compensation Committee used the following three performance metrics for PRSUs approved in that year.
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

PRSUs are equity-classified and compensation costs related to PRSUs with performance conditions are initially measured using the fair value of the underlying stock at the date of grant. Compensation costs related to the PRSUs with performance conditions are subsequently adjusted for changes in the expected outcomes of the performance conditions. Compensation cost related to the PRSUs with a market condition is not reversed if the market condition is not achieved, provided the employee requisite service has been rendered. Earned PRSUs generally vest ratably in four equal annual installments over the four years following completion of the performance period, for a total requisite service period of up to five years, and have no dividend rights.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company’s PRSU activity is as follows:

	Six months ended June 30,
	2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	60	$9.33	280	$9.96
Granted	295	$8.76	282	$8.50
Performance condition adjustments	—	$—	(215)	$8.27
Vested	—	$—	(64)	$5.58
Forfeited	—	$—	(84)	$6.95
Outstanding at end of period:	355	$8.97	199	$9.45

Performance condition adjustments during the six months ended June 30, 2023 were attributable to the Compensation Committee's final calculation of the award metrics for calendar year 2022. As a result, the calendar year 2022 PRSUs decreased by approximately 215,000 units during the six months ended June 30, 2023.

For the three months ended June 30, 2024 and June 30, 2023, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.2 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.6 million, respectively. At June 30, 2024, there was $2.5 million of total unrecognized compensation costs related to approximately 355,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,369	$337	$7,364	$(4,649)
Denominator:
Weighted average common shares outstanding	30,979	30,368	30,842	30,214
Basic earnings (loss) per share	$0.21	$0.01	$0.24	$(0.15)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,369	$337	$7,364	$(4,649)
Denominator:
Weighted average common shares outstanding	30,979	30,368	30,842	30,214
Dilutive effect of stock options outstanding	97	—	93	—
Dilutive effect of restricted stock units outstanding (1)	217	292	423	—
	31,293	30,660	31,358	30,214
Diluted earnings (loss) per share	$0.20	$0.01	$0.23	$(0.15)
_______________
(1) For the six months ended June 30, 2023, 1,106,595 shares related to restricted stock, respectively, were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Due diligence, professional fees and other transaction costs	$—	$1	$1	$3
Adjustments to fair value of contingent consideration liabilities	—	—	—	—
Acquisition-related expense, net	$—	$1	$1	$3

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	June 30, 2024	December 31, 2023

Trade accounts receivable	$151,945	$134,495
Allowance for credit losses	(1,987)	(1,648)
Accounts receivable, net	$149,958	$132,847

The Company had $29.7 million and $18.5 million of unbilled revenue accrued as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

7.    Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

Raw materials	$5,679	$6,099
Work in progress	938	839
Finished goods	5,629	5,740
Consumable supplies	2,698	2,605
Inventories	$14,944	$15,283

8.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	June 30, 2024	December 31, 2023

Land		$2,441	$2,453
Buildings and improvements	30-40	27,117	26,663
Office furniture and equipment	5-8	21,836	21,334
Machinery and equipment	5-7	272,658	269,306
		324,052	319,756
Accumulated depreciation and amortization		(245,267)	(238,784)
Property, plant and equipment, net		$78,785	$80,972

Depreciation expense for the three months ended June 30, 2024 and 2023 was approximately $6.4 million and $6.2 million, respectively.

Depreciation expense for the six months ended June 30, 2024 and 2023 was $12.8 million and $12.4 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2023	$187,354	$—	$—	$187,354
Foreign currency translation	(2,366)	—	—	(2,366)
Impairment charges	—	—	—	—
Balance at June 30, 2024	$184,988	$—	$—	$184,988

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

The Company performed a quantitative annual impairment test as of October 1, 2023 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through June 30, 2024, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2024			December 31, 2023
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$109,091	$(91,356)	$17,735	$110,780	$(90,506)	$20,274
Software/Technology	3-15	56,361	(33,204)	23,157	55,053	(32,230)	22,823
Covenants not to compete	2-5	12,477	(12,445)	32	12,536	(12,488)	48
Other	2-12	10,338	(9,550)	788	10,466	(9,617)	849
Total		$188,267	$(146,555)	$41,712	$188,835	$(144,841)	$43,994

Amortization expense for the three months ended June 30, 2024 and 2023 was approximately $1.9 million and $2.2 million, respectively.

Amortization expense for the six months ended June 30, 2024 and 2023 was $3.9 million and $4.3 million, respectively.

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023

Accrued salaries, wages and related employee benefits	$29,567	$27,372
Accrued workers’ compensation and health benefits	4,645	4,385
Deferred revenue	8,296	7,136
Pension accrual	2,458	2,458
Right-of-use liability - Operating	11,408	10,686
Other accrued expenses	29,353	32,294
Total	$85,727	$84,331

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
12.    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023

Senior credit facility	$82,836	$71,150
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.4 million, respectively	113,744	115,253
Other	3,133	3,996
Total debt	199,713	190,399
Less: Current portion	(10,021)	(8,900)
Long-term debt, net of current portion	$189,692	$181,499

Senior Credit Facility

On August 1, 2022, the Company entered into a new credit agreement (the “Credit Agreement”) which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $113.7 million as of June 30, 2024. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

•The Company has the benefit of the lowest SOFR margin if its Total Consolidated Debt Leverage Ratio is equal to or less than 1.25 to 1.0, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.75 to 1.0. The Credit Agreement is secured by liens on substantially all the assets of the Company and certain of its U.S. subsidiaries and is guaranteed by those U.S. subsidiaries.

•The Company has to maintain a Total Consolidated Debt Leverage Ratio of no more than 4.0 to 1.0 at the end of each quarter through June 30, 2023 and stepping down to a maximum permitted ratio of no more than 3.75 to 1.0 for the remainder of the term.

•The Company has to maintain a Fixed Charge Coverage Ratio of 1.25 to 1.0 for the duration of the Credit Agreement, as defined in the Credit Agreement.

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

As of June 30, 2024, the Company had borrowings of $196.6 million and a total of $3.2 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $1.0 million as of June 30, 2024, which is included in Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of June 30, 2024, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Other debt

The Company’s other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2024, there was an aggregate of approximately $3.1 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $15.0 thousand and interest rates range from 0.4% to 3.5%.

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

Litigation and Commercial Claims

The Company and a subsidiary of the Company, Mistras Arizona Inspection Services LLC (“Mistras Arizona”), are subject to a lawsuit filed by the Arizona Department of Environmental Quality (“DEQ”). The lawsuit, captioned State of Arizona v. Mistras Group, Inc., Mistras Arizona Inspection Services, LLC and Naiman Phoenix, Ltd., was originally filed on February 27, 2024, in the Superior Court of the State of Arizona for Maricopa County, CV 2024-003866. The Complaint alleges various violations of the Arizona environmental laws and regulations in connection with the operation of the Mistras Arizona testing facility in Phoenix, Arizona. The complaint seeks injunctive relief, the closing of a chromic acid plating line and air scrubber, implementation of a site assessment plan approved by the DEQ, corrective and remedial action to bring the facility in compliance, and costs and penalties. Mistras Arizona and the Company have also received notice of violations from the DEQ for alleged violations of Arizona environmental laws and regulations and from the Maricopa County Department of Air Quality for alleged violations of various regulations regarding air quality. This matter is in the early stages but it is probable that remediation costs will be incurred, and it is possible fines and penalties may be imposed related to this lawsuit, but the Company is unable to assess the range of loss the Company, or Mistras Arizona may incur.

In addition, Mistras Arizona’s operations in Phoenix are located within a leased site within the footprint of the Motorola 52nd Street Superfund Site (the “Motorola Site”). Mistras Arizona received a General Notice Letter from the US Environmental Protection Agency (the "EPA"), dated May 21, 2024, informing Mistras Arizona that the EPA has identified it as a potentially responsible party in relation to the Motorola Site.

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of June 30, 2024 is approximately $2.5 million, which were incurred in 2018 and 2019.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
North America	$156,394	$145,550	$306,743	$282,482
International	34,264	30,277	67,311	59,684
Products and Systems	3,373	3,329	6,583	7,068
Corporate and eliminations	(4,258)	(3,126)	(6,422)	(5,188)
	$189,773	$176,030	$374,215	$344,046

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross profit
North America	$44,336	$39,679	$84,326	$76,316
International	10,072	8,398	19,530	15,766
Products and Systems	1,687	1,614	3,300	3,676
Corporate and eliminations	21	31	49	41
	$56,116	$49,722	$107,205	$95,799

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income (loss) from operations
North America	$18,727	$12,338	$32,287	$21,715
International	1,647	507	2,771	(61)
Products and Systems	495	94	809	478
Corporate and eliminations	(8,910)	(9,046)	(18,356)	(20,067)
	$11,959	$3,893	$17,511	$2,065

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation and amortization
North America	$6,130	$6,370	$12,348	$12,727
International	1,911	1,889	3,823	3,748
Products and Systems	169	87	333	343
Corporate and eliminations	78	(37)	166	(96)
	$8,288	$8,309	$16,670	$16,722

	June 30, 2024	December 31, 2023
Intangible assets, net
North America	$34,260	$37,622
International	2,131	2,998
Products and Systems	1,095	1,168
Corporate and eliminations	4,226	2,206
	$41,712	$43,994

	June 30, 2024	December 31, 2023
Total assets
North America	$418,363	$402,782
International	100,505	99,398
Products and Systems	12,187	13,259
Corporate and eliminations	17,092	19,337
	$548,147	$534,776

Refer to Note 2–Revenue, for revenue by geographic area for the three and six months ended June 30, 2024 and 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2024 and 2023. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, (“2023 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Our cash position and liquidity remains strong. As of June 30, 2024, the cash balance was approximately $17.2 million, and with our Credit Agreement, provides us with significant liquidity.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$189,773	$176,030	$374,215	$344,046
Gross profit	56,116	49,722	107,205	95,799
Gross profit as a % of Revenue	29.6%	28.2%	28.6%	27.8%
Income from operations	11,959	3,893	17,511	2,065
Income from Operations as a % of Revenue	6.3%	2.2%	4.7%	0.6%
Income before provision (benefit) for income taxes	7,546	35	8,669	(5,862)
Net Income (loss)	6,373	376	7,377	(4,602)
Net Income (loss) attributable to Mistras Group, Inc.	$6,369	$337	$7,364	$(4,649)

Revenue

Revenue was $189.8 million for the three months ended June 30, 2024, an increase of $13.7 million, or 7.8%, compared with the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 was $374.2 million, an increase of $30.2 million, or 8.8%, compared with the six months ended June 30, 2023.

Revenue by segment for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
North America	$156,394	$145,550	$306,743	$282,482
International	34,264	30,277	67,311	59,684
Products and Systems	3,373	3,329	6,583	7,068
Corporate and eliminations	(4,258)	(3,126)	(6,422)	(5,188)
	$189,773	$176,030	$374,215	$344,046

Three Months

In the three months ended June 30, 2024, total revenue increased 7.8% versus the prior year comparable period due predominantly to increased sales volume as compared to the prior period. North America segment revenue increased 7.5% due to an increase in sales volume in our aerospace and defense and power generation & transmission end markets, amongst others. International segment revenue increased 13.2%, due predominantly to increased turnaround projects and low double digit aerospace and defense growth. Products and Systems segment revenue increased 1.3%, due to increased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 58% and 60% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the three months ended June 30, 2024 and 2023, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the three months ended June 30, 2024, as compared to 36% for the three months ended June 30, 2023, with no customer accounting for 10% or more of total revenue in either three-month period.

Six months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

In the six months ended June 30, 2024, total revenue increased 8.8% versus the comparable prior period. The increase was due predominantly to increased sales volume as compared to the prior period. Our North America segment revenue increased 8.6% due primarily to increased sales volume in our oil and gas and aerospace and defense end markets. International segment revenue increased 12.8% due to low double-digit organic growth and low single-digit favorable revenue impact from foreign exchange rates. Products and Systems segment revenue decreased 6.9% due to decreased sales volumes within the majority of end markets, as compared to the prior period.

Oil and gas customer revenue comprised approximately 59% and 60% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the six months ended June 30, 2024 and 2023, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the six months ended June 30, 2024, as compared to 35% for the six months ended June 30, 2023, with no customer accounting for 10% or more of total revenue in either nine-month period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Oil and Gas Revenue by sub-category
Upstream	$42,349	$41,961	$84,116	$78,900
Midstream	25,292	27,293	46,684	48,524
Downstream	41,615	36,870	91,621	77,365
Total	$109,256	$106,124	$222,421	$204,789

Oil and gas upstream customer revenue increased approximately $5.2 million, or 7%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and $0.4 million, or 1%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to increased exploration operations and market share gains compared to the prior period.

Midstream customer revenues decreased approximately $1.8 million, or 4%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and $2.0 million, or 7%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to decreased pipe inspection services as compared to the prior period.

Downstream customer revenue increased $14.3 million, or 18%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and $4.7 million, or 13%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to increased sales volume at customer refineries and increased customer turnarounds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue by type
Field Services	$134,528	$116,104	$260,883	$225,784
Shop Laboratories	16,938	14,244	34,133	27,376
Data Analytical Solutions	18,342	18,107	33,881	34,919
Other	19,965	27,575	45,318	55,967
Total	$189,773	$176,030	$374,215	$344,046

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue increased by $35.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and increased $18.4 million, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in both periods was due to increased sales volume in our oil and gas end market in our North America and International segments.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Shop Laboratory revenues are comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop Laboratory revenues increased by $6.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and increased $2.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Shop Laboratory revenues increased in both periods as compared to the prior year periods due to increased sales volume related to our aerospace and defense end market.

Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Data Analytical Solutions revenue decreased by $1.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and increased $0.2 million, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due primarily to decreased sales volume within PCMS, Onstream and other Data Analytical Solutions offerings within our North America segment for the three months ended June 30, 2024 and decreased sales volume for the same offerings for the six months ended June 30, 2024.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenues decreased by $10.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and decreased $7.6 million, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Other revenues decreased in both periods primarily due to decreased sales in our other end markets within the North America and International segments.

Gross Profit

Gross profit increased by $6.4 million, or 12.9%, in the three months ended June 30, 2024 versus the prior year comparable period, on an increase in revenue of 7.8%.

Gross profit increased by $11.4 million, or 11.9%, in the six months ended June 30, 2024 on an increase in revenue of 8.8%.

Gross profit by segment for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross profit
North America	$44,336	$39,679	$84,326	$76,316
% of segment revenue	28.3%	27.3%	27.5%	27.0%
International	10,072	8,398	19,530	15,766
% of segment revenue	29.4%	27.7%	29.0%	26.4%
Products and Systems	1,687	1,614	3,300	3,676
% of segment revenue	50.1%	48.5%	50.1%	52.0%
Corporate and eliminations	21	31	49	41
	$56,116	$49,722	$107,205	$95,799
% of total revenue	29.6%	28.2%	28.6%	27.8%

Three Months

Gross profit margin was 29.6% and 28.2% for the three-month periods ended June 30, 2024 and 2023, respectively. North America segment realized an increase of 1.0% in gross profit margin to 28.3% during the three months ended June 30, 2024. This was primarily due to improved operating leverage, lower healthcare claims expense and growth in our higher margin end markets, as compared to the prior year period. International segment realized an increase of 1.7% in gross profit margin to 29.4% during the three months ended June 30, 2024, due primarily to improved operating leverage and the implementation of

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

strategic price increases. Products and Systems segment realized an increase of 1.5% in gross profit margin to 50.1% during the three months ended June 30, 2023 due to favorable sales mix.

Six months

Gross profit margin was 28.6% and 27.8% for the six months ended June 30, 2024 and 2023, respectively. North America segment gross profit increased 0.5% to 27.5% due to favorable sales mix and lower healthcare claims for the six months ended June 30, 2024, as compared to the prior year period. International segment gross profit increased 2.6% to 29.0% due to lower inflationary costs and the implementation of strategic price increases during the six months ended June 30, 2024, as compared to the prior year period. Products and Systems segment gross profit decreased 1.9% during the six months ended June 30, 2024, as compared to the prior year period, due to unfavorable sales mix.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Operating Expenses
Selling, general and administrative expenses	$40,957	$41,484	$82,144	$84,305
Reorganization and other costs	518	1,240	2,075	3,316
Research and engineering	231	511	575	991
Depreciation and amortization	2,391	2,443	4,839	4,969
Legal settlement and insurance recoveries, net	60	150	60	150
Acquisition-related expense, net	—	1	1	3
	$44,157	$45,829	$89,694	$93,734
% of total revenue	23.3%	26.0%	24.0%	27.2%

Three months

Total operating expenses decreased $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due predominantly to reductions occurring in the prior year period. Selling, general and administrative expenses decreased $0.5 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due predominantly to reductions occurring in the prior year period. Depreciation and amortization was flat during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. During the three months ended June 30, 2024, $0.5 million of reorganization and other related costs were incurred, which were a result of the Company's on-going efficiency and productivity initiatives.

Six months

Operating expenses decreased $4.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due predominantly to reductions occurring in the prior year period. Selling, general, and administrative expenses decreased $2.2 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due primarily to reductions occurring in the prior year period and favorable foreign currency exchange. Reorganization and other costs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased $1.2 million due to reduced professional fees and restructuring charges associated with changes in the Company's organizational structure. Depreciation and amortization decreased $0.1 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
North America:
Income from operations (GAAP)	$18,727	$12,338	$32,287	$21,715
Reorganization and other costs	92	478	92	539
Legal settlement and insurance recoveries, net	60	150	60	150
Income from operations before special items (non-GAAP)	$18,879	$12,966	$32,439	$22,404
International:
Income (loss) from operations (GAAP)	$1,647	$507	$2,771	$(61)
Reorganization and other costs, net	161	88	263	195
Income from operations before special items (non-GAAP)	$1,808	$595	$3,034	$134
Products and Systems:
Income from operations (GAAP)	$495	$94	$809	$478
Reorganization and other costs	—	—	2	—
Income from operations before special items (non-GAAP)	$495	$94	$811	$478
Corporate and Eliminations:
Loss from operations (GAAP)	$(8,910)	$(9,046)	$(18,356)	$(20,067)
Reorganization and other costs	265	674	1,718	2,582
Acquisition-related expense, net	—	1	1	3
Loss from operations before special items (non-GAAP)	$(8,645)	$(8,371)	$(16,637)	$(17,482)
Total Company:
Income from operations (GAAP)	$11,959	$3,893	$17,511	$2,065
Reorganization and other costs	518	1,240	2,075	3,316
Legal settlement and insurance recoveries, net	60	150	60	150
Acquisition-related expense, net	—	1	1	3
Income from operations before special items (non-GAAP)	$12,537	$5,284	$19,647	$5,534

See section Note About Non-GAAP Measures in this Quarterly Report on Form 10-Q for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended June 30, 2024, income from operations (GAAP) increased $8.1 million compared to the three months ended June 30, 2023, while income from operations before special items (non-GAAP) increased $7.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. As a percentage of revenue, income from operations before special items increased by 360 basis points to 6.6% in the three months ended June 30, 2024 from 3.0% in the three months ended June 30, 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Six months

For the six months ended June 30, 2024, income from operations (GAAP) increased $15.4 million, compared to the six months ended June 30, 2023, while income from operations before special items (non-GAAP) increased $14.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. As a percentage of revenue, income from operations before special items increased by 370 basis points to 5.3% in the six months ended June 30, 2024 from 1.6% in the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company experienced overall organic growth as well as decreased reorganization costs.

Interest Expense

Interest expense was approximately $4.4 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense was approximately $8.8 million and $7.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase in the three months ended June 30, 2024 was due to an increase in interest rates compared to the prior year period. The increase in interest expense for the six months ended June 30, 2024 compared to the prior year period was due to an increase in the interest rates.

Income Taxes

Our effective income tax rate was approximately 15.5% and (974.3)% for the three months ended June 30, 2024 and 2023, respectively. Our effective income tax rate was approximately 14.9% and 21.5% for the six months ended June 30, 2024 and 2023, respectively.

The effective income tax rate for the three months ended June 30, 2024 was lower than the statutory rate primarily due to the impact of a favorable discrete item such as the reversal of valuation allowances. The effective income tax rate for the six months ended June 30, 2023 was higher than the statutory rate due primarily to a $0.7 million valuation allowance recorded during the period which was related to a foreign jurisdiction.

The effective income tax rate for the six months ended June 30, 2024 was lower than the statutory rate due primarily to items such as the reversal of valuation allowances. The effective income tax rate for the six months ended June 30, 2023 was lower than the statutory rate due primarily to an unfavorable discrete item related to stock compensation.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$5,115	$18,321
Investing activities	(11,217)	(9,811)
Financing activities	5,261	(11,187)
Effect of exchange rate changes on cash	372	188
Net change in cash and cash equivalents	$(469)	$(2,489)

Cash Flows from Operating Activities

During the six months ended June 30, 2024, net cash provided by operating activities was $5.1 million, representing a year-on-year decrease of $13.2 million, or 72%. The decrease was primarily related to increased working capital in the current period.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $11.2 million, compared to $9.8 million net cash used in investing activities for the six months ended June 30, 2023. The change was primarily attributable to capital expenditures related to property, plant and equipment during the current period as compared to the prior period.

Cash Flows from Financing Activities

Net cash provided in financing activities was $5.3 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $11.2 million for the six months ended June 30, 2023. This was a result of higher net repayments of debt of $16.8 million during the six months ended June 30, 2024, as compared to the prior year period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.4 million in the six months ended June 30, 2024, compared to an increase of $0.2 million for the six months ended June 30, 2023. The primary driver of the change was foreign currency fluctuations related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of June 30, 2024, we had cash and cash equivalents totaling $17.2 million and $102.5 million of unused commitments under our Credit Agreement with borrowings of $196.6 million and $3.2 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2024, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 12-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Contractual Obligations

There have been no significant increases in our contractual obligations and outstanding indebtedness as disclosed in the 2023 Annual Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 14-Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2023 Annual Report, except as disclosed herein under Note 14-Commitments and Contingencies to the Notes to the Unaudited Consolidated Financial Statements.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 30, 2024	27,479	$9.67
May 31, 2024	2,156	$8.76
June 30, 2024	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

During the three months ended June 30, 2024, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, except as noted below.

On June 17, 2024, Michael Lange, one of the Company’s Senior Executive Vice Presidents, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Lange Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s common stock. The Lange Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Lange Rule 10b5-1 Plan provides for the potential sale of up to 100,000 shares of the Company’s common stock at a price not less than $8.25 per share, between September 13, 2024 and December 31, 2024.

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

Date: August 2, 2024