Form 10-Q
period 2024-09-30
Mistras Group, Inc.
filed 2024-11-04
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
☐ Yes  ☒ No

As of October 30, 2024, the registrant had 31,010,375 shares of common stock outstanding.

		PAGE
PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023	3

	Unaudited Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and September 30, 2023	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4	Controls and Procedures	36

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings	37

ITEM 1.A.	Risk Factors	37

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

ITEM 3.	Defaults Upon Senior Securities	37

ITEM 4.	Mine Safety Disclosures	37

ITEM 5.	Other Information	37

ITEM 6.	Exhibits	38

SIGNATURES		39

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$20,360	$17,646
Accounts receivable, net	144,104	132,847
Inventories	14,510	15,283
Prepaid expenses and other current assets	14,353	14,580
Total current assets	193,327	180,356
Property, plant and equipment, net	79,852	80,972
Intangible assets, net	41,504	43,994
Goodwill	185,872	187,354
Deferred income taxes	5,641	2,316
Other assets	45,485	39,784
Total assets	$551,681	$534,776
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,272	$17,032
Accrued expenses and other current liabilities	85,623	84,331
Current portion of long-term debt	10,711	8,900
Current portion of finance lease obligations	4,594	5,159
Income taxes payable	964	1,101
Total current liabilities	115,164	116,523
Long-term debt, net of current portion	178,989	181,499
Obligations under finance leases, net of current portion	11,154	11,261
Deferred income taxes	3,781	2,552
Other long-term liabilities	37,050	32,438
Total liabilities	346,138	344,273
Commitments and contingencies (Note 14)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,006,864 and 30,597,633 shares issued and outstanding	385	305
Additional paid-in capital	250,016	247,165
Accumulated deficit	(15,177)	(28,942)
Accumulated other comprehensive loss	(30,020)	(28,336)
Total Mistras Group, Inc. stockholders’ equity	205,204	190,192
Non-controlling interests	339	311
Total equity	205,543	190,503
Total liabilities and equity	$551,681	$534,776

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$182,694	$179,354	$556,909	$523,399
Cost of revenue	122,392	118,812	377,570	355,304
Depreciation	5,725	6,160	17,556	17,914
Gross profit	54,577	54,382	161,783	150,181
Selling, general and administrative expenses	38,872	39,537	121,018	123,844
Reorganization and other costs	2,143	2,702	4,218	6,017
Goodwill impairment charges	—	13,799	—	13,799
Legal settlement and insurance recoveries, net	(868)	—	(808)	150
Research and engineering	241	438	816	1,428
Depreciation and amortization	2,331	2,588	7,170	7,556
Acquisition-related expense, net	—	—	1	5
Income (loss) from operations	11,858	(4,682)	29,368	(2,618)
Other income	(1,479)	—	(1,479)	—
Interest expense	4,303	4,167	13,145	12,093
Income (loss) before provision (benefit) for income taxes	9,034	(8,849)	17,702	(14,711)
Provision for income taxes	2,618	1,489	3,909	229
Net Income (Loss)	6,416	(10,338)	13,793	(14,940)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	15	(40)	28	7
Net Income (Loss) attributable to Mistras Group, Inc.	$6,401	$(10,298)	$13,765	$(14,947)

Earnings (loss) per common share
Basic	$0.21	$(0.34)	$0.45	$(0.49)
Diluted	$0.20	$(0.34)	$0.44	$(0.49)
Weighted-average common shares outstanding:
Basic	31,002	30,402	30,895	30,277
Diluted	31,660	30,402	31,513	30,277

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Income (loss)	$6,416	$(10,338)	$13,793	$(14,940)
Other comprehensive loss:
Foreign currency translation adjustments	4,161	(5,428)	(1,684)	(1,073)
Comprehensive Income (loss)	10,577	(15,766)	12,109	(16,013)
Less: net income (loss) attributable to noncontrolling interest	15	(40)	28	7
Comprehensive Income (loss) attributable to Mistras Group, Inc	$10,562	$(15,726)	$12,081	$(16,020)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at June 30, 2024	30,977	$385	$248,524	$(21,578)	$(34,181)	$193,150	$324	$193,474
Net income	—	—	—	6,401	—	6,401	15	6,416
Other comprehensive loss, net of tax	—	—	—	—	4,161	4,161	—	4,161
Share-based compensation	—	—	1,492	—	—	1,492	—	1,492
Net settlement of restricted stock units	30	—	—	—	—	—	—	—
Balance at September 30, 2024	31,007	$385	$250,016	$(15,177)	$(30,020)	$205,204	$339	$205,543

Balance at June 30, 2023	30,302	$302	$245,058	$(16,138)	$(29,035)	$200,187	$346	$200,533
Net loss	—	—	—	(10,298)	—	(10,298)	(40)	(10,338)
Other comprehensive loss, net of tax	—	—	—	—	(5,428)	(5,428)	—	(5,428)
Share-based compensation	—	—	1,017	—	—	1,017	—	1,017
Net settlement of restricted stock units	51	—	—	—	—	—	—	—
Balance at September 30, 2023	30,353	$302	$246,075	$(26,436)	$(34,463)	$185,478	$306	$185,784

	Nine months ended
	Common Stock		Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total Mistras Group, Inc. Stockholders’ Equity	Noncontrolling Interest
	Shares	Amount						Total Equity

Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	13,765	—	13,765	28	13,793
Other comprehensive loss, net of tax	—	—	—	—	(1,684)	(1,684)	—	(1,684)
Share-based compensation	—	—	4,256	—	—	4,256	—	4,256
Net settlement of restricted stock units	409	80	(1,405)	—	—	(1,325)	—	(1,325)
Balance at September 30, 2024	31,007	$385	$250,016	$(15,177)	$(30,020)	$205,204	$339	$205,543

Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net loss	—	—	—	(14,947)	—	(14,947)	7	(14,940)
Other comprehensive loss, net of tax	—	—	—	—	(1,073)	(1,073)	—	(1,073)
Share-based compensation	—	—	3,985	—	—	3,985	—	3,985
Net settlement of restricted stock units	458	4	(941)	—	—	(937)	—	(937)
Balance at September 30, 2023	30,353	$302	$246,075	$(26,436)	$(34,463)	$185,478	$306	$185,784

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2024	2023

Cash flows from operating activities
Net income (loss)	$13,793	$(14,940)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	24,726	25,470
Goodwill impairment charges	—	13,799
Deferred income taxes	(2,026)	816
Share-based compensation expense	4,256	3,985
Change in provision for doubtful accounts	681	346
Foreign currency (gain) loss	(23)	149
Other	(1,493)	(147)
Changes in operating assets and liabilities
Accounts receivable	(11,979)	(13,393)
Inventories	431	(2,425)
Prepaid expenses and other assets	(39)	(7,572)
Accounts payable	(3,583)	2,094
Accrued expenses and other liabilities	(138)	4,165
Income taxes payable	(135)	(725)
Payment of contingent consideration liability in excess of acquisition-date fair value	—	(938)
Net cash provided by operating activities	24,471	10,684
Cash flows from investing activities
Purchase of property, plant and equipment	(14,315)	(14,403)
Purchase of intangible assets	(3,832)	(1,868)
Proceeds from sale of equipment	995	1,101
Net cash used in investing activities	(17,152)	(15,170)
Cash flows from financing activities
Repayment of finance lease obligations	(4,183)	(3,812)
Repayment of long-term debt	(6,537)	(5,684)
Proceeds from revolver	53,500	66,110
Repayment of revolver	(47,701)	(57,851)
Taxes paid related to net share settlement of share-based awards	(1,326)	(602)
Net cash used in financing activities	(6,247)	(1,839)
Effect of exchange rate changes on cash and cash equivalents	1,642	(1,411)
Net change in cash and cash equivalents	2,714	(7,736)
Cash and cash equivalents at beginning of period	17,646	20,488
Cash and cash equivalents at end of period	$20,360	$12,752
Supplemental disclosure of cash paid
Interest, net	$12,595	$12,683
Income taxes, net of refunds	$4,406	$3,704
Noncash investing and financing
Equipment acquired through finance lease obligations	$3,642	$7,169

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

Recent Developments

The Company provides products and services to countries throughout the Middle East, where lawfully permitted, and in accordance with United States regulations. We continue to monitor the on-going conflicts throughout the Middle East. These conflicts caused disruptions in the Company's European operations in 2023 with increased costs associated with higher energy costs, amongst others. These disruptions have largely subsided in 2024 and the Company will continue to monitor market conditions and respond accordingly.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated variable interest entities (VIE). For consolidated subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of companies acquired are included from the date of acquisition.

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

As of September 30, 2024, management concluded that it is more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 29.0% and (16.8)% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective income tax rate was approximately 22.1% and (1.6)% for the nine months ended September 30, 2024 and 2023, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The effective income tax rate for the three months ended September 30, 2024 was higher than the statutory rate primarily due to the impact of permanent items in the period. The effective income tax rate for the three months ended September 30, 2023 was lower than the statutory rate due to the impact of permanent tax adjustments related to executive compensation and goodwill impairments.

The effective income tax rate for the nine months ended September 30, 2024 was higher than the statutory rate primarily due to the impact of permanent items. The effective income tax rate for the nine months ended September 30, 2023 was lower than the statutory rate due primarily to an unfavorable discrete item related to stock compensation.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) to expand the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect the impact of ASU 2023-07 to be material on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. We do not expect the impact of ASU 2023-09 to be material on our financial statements.

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

Revenue by Category

The following series of tables present the Company’s disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2024	North America	International	Products	Corp/Elim	Total
Oil & Gas	$90,460	$9,040	$3	$—	$99,503
Aerospace & Defense	16,181	5,663	42	—	21,886
Industrials	12,285	6,749	478	—	19,512
Power Generation & Transmission	8,029	3,081	544	—	11,654
Other Process Industries	7,836	3,900	79	—	11,815
Infrastructure, Research & Engineering	5,189	2,744	797	—	8,730
Petrochemical	3,806	198	—	—	4,004
Other	6,059	2,287	1,333	(4,089)	5,590
Total	$149,845	$33,662	$3,276	$(4,089)	$182,694

Three Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$94,390	$8,827	$35	$—	$103,252
Aerospace & Defense	14,240	5,778	47	—	20,065
Industrials	10,325	6,018	310	—	16,653
Power Generation & Transmission	7,388	1,653	696	—	9,737
Other Process Industries	6,933	2,864	(5)	—	9,792
Infrastructure, Research & Engineering	6,042	2,383	1,070	—	9,495
Petrochemical	3,313	586	—	—	3,899
Other	6,183	2,871	676	(3,269)	6,461
Total	$148,814	$30,980	$2,829	$(3,269)	$179,354

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2024	North America	International	Products	Corp/Elim	Total
Oil & Gas	$289,843	$31,841	$240	$—	$321,924
Aerospace & Defense	48,152	18,092	100	—	66,344
Industrials	33,047	18,480	1,478	—	53,005
Power Generation & Transmission	18,953	6,017	1,569	—	26,539
Other Process Industries	26,132	12,337	155	—	38,624
Infrastructure, Research & Engineering	14,286	7,762	1,901	—	23,949
Petrochemical	11,467	900	—	—	12,367
Other	14,708	5,543	4,417	(10,511)	14,157
Total	$456,588	$100,972	$9,860	$(10,511)	$556,909

Nine Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$281,663	$26,291	$87	$—	$308,041
Aerospace & Defense	41,516	15,894	275	—	57,685
Industrials	30,693	18,274	1,336	—	50,303
Power Generation & Transmission	17,834	4,840	3,189	—	25,863
Other Process Industries	24,906	10,567	73	—	35,546
Infrastructure, Research & Engineering	12,696	6,547	2,759	—	22,002
Petrochemical	10,027	887	—	—	10,914
Other	11,960	7,364	2,178	(8,457)	13,045
Total	$431,295	$90,664	$9,897	$(8,457)	$523,399

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2024	North America	International	Products	Corp/Elim	Total
United States	$124,194	$402	$1,658	$(1,457)	$124,797
Other Americas	25,108	2,008	107	(577)	26,646
Europe	343	29,458	850	(1,655)	28,996
Asia-Pacific	200	1,794	661	(400)	2,255
Total	$149,845	$33,662	$3,276	$(4,089)	$182,694

Three Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$126,239	$120	$1,032	$(849)	$126,542
Other Americas	21,907	3,703	49	(1,659)	24,000
Europe	465	26,764	510	(701)	27,038
Asia-Pacific	203	393	1,238	(60)	1,774
Total	$148,814	$30,980	$2,829	$(3,269)	$179,354

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2024	North America	International	Products	Corp/Elim	Total
United States	$384,522	$1,129	$4,800	$(3,181)	$387,270
Other Americas	66,829	6,224	960	(3,602)	70,411
Europe	2,107	89,304	2,081	(3,116)	90,376
Asia-Pacific	3,130	4,315	2,019	(612)	8,852
Total	$456,588	$100,972	$9,860	$(10,511)	$556,909

Nine Months Ended September 30, 2023	North America	International	Products	Corp/Elim	Total
United States	$369,811	$709	$4,478	$(1,718)	$373,280
Other Americas	57,218	11,013	673	(3,565)	65,339
Europe	3,159	75,421	1,275	(2,693)	77,162
Asia-Pacific	1,107	3,521	3,471	(481)	7,618
Total	$431,295	$90,664	$9,897	$(8,457)	$523,399

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

Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the contract liability balance at the beginning of such year was $6.2 million and $5.7 million, respectively, for each period. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to the 2016 Plan, including an increase to the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,600,000 shares were available for future grants as of September 30, 2024.

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

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2024 as follows:

	Nine months ended September 30,
	2024		2023
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	250	$5.36	—	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of year:	250	$5.36	—	$—

The Company recognized all share-based compensation expense related to the stock options granted in the fourth quarter of 2023 when they were granted and no further unrecognized share-based compensation expense remains as of the end of the current period.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company makes semi-annual issuances of fully-vested common stock to its non-employee directors. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows:

	Nine months ended September 30,
	2024	2023
Awards issued	60	99
Grant date fair value of awards issued	$549	$550

Restricted Stock Unit Awards

For the three months ended September 30, 2024 and September 30, 2023, the Company recognized share-based compensation expense related to restricted stock unit awards of $1.6 million and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized share-based compensation expense related to restricted stock unit awards of $3.9 million and $2.5 million, respectively. As of September 30, 2024, there was $8.9 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.4 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2024	2023
Restricted stock awards vested	461	430
Fair value of awards vested	$4,184	$2,639

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company’s outstanding, non-vested restricted share units is as follows:

	Nine months ended September 30,
	2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,184	$8.07	1,415	$7.96
Granted	726	$8.52	591	$8.37
Vested	(461)	$9.08	(430)	$6.14
Forfeited	(179)	$8.39	(120)	$7.96
Outstanding at end of period:	1,270	$8.39	1,456	$7.71

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units ("PRSUs") that have been granted to select executives and senior officers. The ultimate payout of these PRSUs may vary between zero and 200% of the target award, based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company’s PRSU activity is as follows:

	Nine months ended September 30,
	2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	60	$9.33	280	$9.96
Granted	295	$8.76	282	$8.50
Performance condition adjustments	(187)	$8.76	(314)	$8.34
Vested	—	$—	(64)	$5.58
Forfeited	—	$—	(84)	$(6.95)
Outstanding at end of period:	168	$9.18	100	$9.83

Performance condition adjustments during the nine months ended September 30, 2024 decreased by approximately 187,000 units based on forecasted results for 2024 as compared to performance metrics determined by the Compensation Committee.

For the three months ended September 30, 2024 and September 30, 2023, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.0 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.6 million, respectively. At September 30, 2024, there was $0.9 million of total unrecognized compensation costs related to approximately 168,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.4 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,401	$(10,298)	$13,765	$(14,947)
Denominator:
Weighted average common shares outstanding	31,002	30,402	30,895	30,277
Basic earnings (loss) per share	$0.21	$(0.34)	$0.45	$(0.49)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$6,401	$(10,298)	$13,765	$(14,947)
Denominator:
Weighted average common shares outstanding	31,002	30,402	30,895	30,277
Dilutive effect of stock options outstanding	120	—	103	—
Dilutive effect of restricted stock units outstanding (1)	538	—	515	—
	31,660	30,402	31,513	30,277
Diluted earnings (loss) per share	$0.20	$(0.34)	$0.44	$(0.49)
_______________
(1) For the three and nine months ended September 30, 2023, 1,508,255 and 926,224 shares related to restricted stock, respectively, were excluded from the calculation of diluted EPS due to the net loss for the period.

5.    Acquisitions

Acquisition-Related Expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are reported as Acquisition-related expense, net on the Unaudited Condensed Consolidated Statements of Income (Loss) and were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Due diligence, professional fees and other transaction costs	$—	$—	$1	$5
Adjustments to fair value of contingent consideration liabilities	—	—	—	—
Acquisition-related expense, net	$—	$—	$1	$5

The Company's contingent consideration liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets.

6.    Accounts Receivable, net

Accounts receivable consisted of the following:

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	September 30, 2024	December 31, 2023

Trade accounts receivable	$146,410	$134,495
Allowance for credit losses	(2,306)	(1,648)
Accounts receivable, net	$144,104	$132,847

The Company had $30.3 million and $18.5 million of unbilled revenue accrued as of September 30, 2024 and December 31, 2023, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, and thus future changes in economic conditions are unlikely to have a significant effect on the credit loss estimate.

7.    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

Raw materials	$5,302	$6,099
Work in progress	1,106	839
Finished goods	5,158	5,740
Consumable supplies	2,944	2,605
Inventories	$14,510	$15,283

8.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	September 30, 2024	December 31, 2023

Land		$2,455	$2,453
Buildings and improvements	30-40	26,419	26,663
Office furniture and equipment	5-8	17,512	21,334
Machinery and equipment	5-7	278,724	269,306
		325,110	319,756
Accumulated depreciation and amortization		(245,258)	(238,784)
Property, plant and equipment, net		$79,852	$80,972

Depreciation expense for the three months ended September 30, 2024 and 2023 was approximately $6.1 million and $6.6 million, respectively.

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $18.9 million and $19.0 million, respectively.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2023	$187,354	$—	$—	$187,354
Foreign currency translation	(1,482)	—	—	(1,482)
Balance at September 30, 2024	$185,872	$—	$—	$185,872

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

The Company performed a quantitative annual impairment test as of October 1, 2023 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through September 30, 2024, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
10.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2024			December 31, 2023
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$110,240	$(93,518)	$16,722	$110,780	$(90,506)	$20,274
Software/Technology	3-15	58,314	(34,329)	23,985	55,053	(32,230)	22,823
Covenants not to compete	2-5	12,511	(12,483)	28	12,536	(12,488)	48
Other	2-12	10,394	(9,625)	769	10,466	(9,617)	849
Total		$191,459	$(149,955)	$41,504	$188,835	$(144,841)	$43,994

Amortization expense for the three months ended September 30, 2024 and 2023 was approximately $1.9 million and $2.2 million, respectively.

Amortization expense for the nine months ended September 30, 2024 and 2023 was $5.8 million and $6.5 million, respectively.

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023

Accrued salaries, wages and related employee benefits	$28,061	$27,372
Accrued workers’ compensation and health benefits	4,616	4,385
Deferred revenue	6,975	7,136
Pension accrual	2,458	2,458
Right-of-use liability - Operating	11,783	10,686
Other accrued expenses	31,730	32,294
Total	$85,623	$84,331

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
12.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023

Senior credit facility	$76,949	$71,150
Senior secured term loan, net of unamortized debt issuance costs of $0.3 million and $0.4 million, respectively	109,863	115,253
Other	2,888	3,996
Total debt	189,700	190,399
Less: Current portion	(10,711)	(8,900)
Long-term debt, net of current portion	$178,989	$181,499

Senior Credit Facility

On August 1, 2022, the Company entered into a new credit agreement (the “Credit Agreement”) which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $109.9 million as of September 30, 2024. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

•The Company is required to maintain a Total Consolidated Debt Leverage Ratio of no more than 4.0 to 1.0 at the end of each quarter through June 30, 2023 and stepping down to a maximum permitted ratio of no more than 3.75 to 1.0 for the remainder of the term.

•The Company is required to maintain a Fixed Charge Coverage Ratio of 1.25 to 1.0 for the duration of the Credit Agreement, as defined in the Credit Agreement.

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

As of September 30, 2024, the Company had borrowings of $186.8 million and a total of $3.1 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.9 million as of September 30, 2024, which is included in Other assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of September 30, 2024, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in its Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Other debt

The Company’s other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2024, there was an aggregate of approximately $2.9 million outstanding, payable at various times through 2030. Monthly payments range from $1.0 thousand to $16.1 thousand and interest rates range from 0.4% to 3.5%.

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

14.    Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is periodically involved in lawsuits, investigations and claims. While uncertainties exist with respect to the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company, based on currently available information, does not believe that any currently pending or threatened legal proceeding to which the Company is a party, or is likely to become a party, including those proceedings identified in this Note 14, will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs incurred by the Company to defend lawsuits, investigations and claims and amounts the Company pays to other parties because of these matters may be covered by insurance in some circumstances.

Litigation and Commercial Claims

The Company and a subsidiary of the Company, Mistras Arizona Inspection Services LLC (“Mistras Arizona”), are subject to a lawsuit filed by the State of Arizona and the Arizona Department of Environmental Quality (collectively “DEQ”). The lawsuit, captioned State of Arizona v. Mistras Group, Inc., Mistras Arizona Inspection Services, LLC and Naiman Phoenix, Ltd., was originally filed on February 27, 2024, in the Superior Court of the State of Arizona for Maricopa County, CV 2024-003866 (the "DEQ Complaint"). The DEQ Complaint alleges various violations of Arizona environmental laws and regulations by the Company and Mistras Arizona in connection with the operation by Mistras Arizona of its testing facility in Phoenix, Arizona. The DEQ Complaint seeks, through injunctive relief, the closing of a chromic acid plating line at the testing facility, implementation of a site assessment plan approved by the DEQ, and corrective and remedial action to bring the testing facility into compliance with laws and regulations. In addition, the DEQ Complaint seeks unspecified penalties and costs.

The Superior Court held a hearing September 2024 regarding the DEQ’s request for a preliminary injunction. On October 23, 2024, the Superior Court issued a ruling, which declined to issue the preliminary injunction requested by the DEQ, but imposed the following conditions on the Company and Mistras Arizona unless and until modified by the Superior Court or entry of a final judgement: (1) the Company and Mistras Arizona are prohibited from releasing or permitting any release of chromic acid from the facility; (2) within a reasonable time, the Company and Mistras Arizona must complete improvements to the testing facility designed to prevent future discharges of chromium or chromic acid; (3) the Company must notify the DEQ upon completion of the improvement to enable the DEQ to conduct an inspection; and (4) the Company and Mistras Arizona are prohibited from engaging in any chrome plating operations at the testing facility until they notify the DEQ that the improvements have been completed. The DEQ may seek relief if it determines that the improvements are not sufficient to prevent discharges.

The Company intends to comply with the Superior Court's ruling. This matter is still in the relatively early stages, including as to factual and expert discovery. It is probable that remediation costs, fines and penalties may be imposed related to this lawsuit. However, the Company is unable to estimate the range of loss that it may incur.

In addition to the matters covered by the DEQ complaint on or about November 7, 2024, Mistras Arizona received notice from the Maricopa County Department of Air Quality for alleged violations of various regulations regarding air quality. This matter has been resolved with an immaterial fine paid.

In addition, Mistras Arizona’s operations in Phoenix are located at a leased site within the footprint of the Motorola 52nd Street Superfund Site (the “Motorola Site”). Mistras Arizona received a General Notice Letter from the US Environmental Protection Agency (the "EPA"), dated May 21, 2024, informing Mistras Arizona that the EPA has identified it as a potentially responsible party in relation to the Motorola Site.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of September 30, 2024 is approximately $2.5 million, which were incurred in 2018 and 2019.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
North America	$149,845	$148,814	$456,588	$431,295
International	33,662	30,980	100,972	90,664
Products and Systems	3,276	2,829	9,860	9,897
Corporate and eliminations	(4,089)	(3,269)	(10,511)	(8,457)
	$182,694	$179,354	$556,909	$523,399

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross profit
North America	$42,487	$44,773	$126,813	$121,088
International	10,139	8,481	29,667	24,247
Products and Systems	1,933	1,096	5,233	4,773
Corporate and eliminations	18	32	70	73
	$54,577	$54,382	$161,783	$150,181

Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income (loss) from operations
North America	$17,455	$18,004	$49,742	$39,719
International	1,778	(12,970)	4,548	(13,031)
Products and Systems	670	(557)	1,479	(78)
Corporate and eliminations	(8,045)	(9,159)	(26,401)	(29,228)
	$11,858	$(4,682)	$29,368	$(2,618)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation and amortization
North America	$5,843	$6,603	$18,191	$19,329
International	1,940	1,915	5,763	5,663
Products and Systems	193	183	526	526
Corporate and eliminations	80	47	246	(48)
	$8,056	$8,748	$24,726	$25,470

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

	September 30, 2024	December 31, 2023
Intangible assets, net
North America	$33,162	$37,622
International	1,822	2,998
Products and Systems	1,040	1,168
Corporate and eliminations	5,480	2,206
	$41,504	$43,994

	September 30, 2024	December 31, 2023
Total assets
North America	$413,878	$402,782
International	104,063	99,398
Products and Systems	12,253	13,259
Corporate and eliminations	21,487	19,337
	$551,681	$534,776

Refer to Note 2–Revenue, for revenue by geographic area for the three and nine months ended September 30, 2024 and 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2024 and 2023. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, (“2023 Annual Report”). Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

Recent Developments

The Company provides products and services to countries throughout the Middle East, where lawfully permitted, and in accordance with United States regulations. We continue to monitor the on-going conflicts throughout the Middle East. These conflicts caused disruptions in the Company's European operations in 2023 with increased costs associated with higher energy

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

costs, amongst others. These disruptions have largely subsided in 2024 and the Company will continue to monitor market conditions and respond accordingly.

Our cash position and liquidity remains strong. As of September 30, 2024, the cash balance was approximately $20.4 million, and with our Credit Agreement, provides us with significant liquidity.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues	$182,694	$179,354	$556,909	$523,399
Gross profit	54,577	54,382	161,783	150,181
Gross profit as a % of Revenue	29.9%	30.3%	29.1%	28.7%
Total operating expenses	42,719	59,064	132,415	152,799
Operating expenses as a % of Revenue	23.4%	32.9%	23.8%	29.2%
Income (loss) from operations	11,858	(4,682)	29,368	(2,618)
Income from Operations as a % of Revenue	6.5%	(2.6)%	5.3%	(0.5)%
Other Income	(1,479)	—	(1,479)	—
Interest expense	4,303	4,167	13,145	12,093
Income (loss) before provision (benefit) for income taxes	9,034	(8,849)	17,702	(14,711)
Provision (benefit) for income taxes	2,618	1,489	3,909	229
Net Income (loss)	6,416	(10,338)	13,793	(14,940)
Less: Net income (loss) attributable to non-controlling interests, net of taxes	15	(40)	28	7
Net Income (loss) attributable to Mistras Group, Inc.	$6,401	$(10,298)	$13,765	$(14,947)

Revenue

Revenue was $182.7 million for the three months ended September 30, 2024, an increase of $3.3 million, or 1.9%, compared with the three months ended September 30, 2023. Revenue for the nine months ended September 30, 2024 was $556.9 million, an increase of $33.5 million, or 6.4%, compared with the nine months ended September 30, 2023.

Revenue by segment for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
North America	$149,845	$148,814	$456,588	$431,295
International	33,662	30,980	100,972	90,664
Products and Systems	3,276	2,829	9,860	9,897
Corporate and eliminations	(4,089)	(3,269)	(10,511)	(8,457)
	$182,694	$179,354	$556,909	$523,399

Three Months

In the three months ended September 30, 2024, total revenue increased 1.9% versus the prior year comparable period due to increased sales volume and price increases as compared to the prior period. North America segment revenue increased 0.7% due to an increase in sales volume in our aerospace and defense, industrials and power generation & transmission end markets, amongst others. International segment revenue increased 8.7%, due predominantly to growth in our other process industries and

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

power generation and transmission end markets. Products and Systems segment revenue increased 15.8%, due to increased sales volume as compared to the prior period.

Oil and gas customer revenue comprised approximately 54% and 58% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the three months ended September 30, 2024 and 2023, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the three months ended September 30, 2024, as compared to 36% for the three months ended September 30, 2023, with no customer accounting for 10% or more of total revenue in either three-month period.

Nine months

In the nine months ended September 30, 2024, total revenue increased 6.4% versus the comparable prior period. The increase was due predominantly to increased sales volume as compared to the prior period. Our North America segment revenue increased 5.9% due primarily to increased sales volume in our oil and gas and aerospace and defense end markets. International segment revenue increased 11.4% due mainly to increased turnaround activity in oil and gas end market and increased sales volume in our aerospace and defense end market. Products and Systems segment revenue decreased 0.4% due to decreased sales volumes most notably within the power generation and transmission end market, amongst others, as compared to the prior period.

Oil and gas customer revenue comprised approximately 58% and 59% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the nine months ended September 30, 2024, as compared to 35% for the nine months ended September 30, 2023, with no customer accounting for 10% or more of total revenue in either nine-month period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Oil and Gas Revenue by sub-category
Upstream	$43,835	$38,041	$127,951	$116,941
Midstream	21,545	26,215	68,229	74,739
Downstream	34,123	38,996	125,744	116,361
Total	$99,503	$103,252	$321,924	$308,041

Oil and gas upstream customer revenue increased approximately $11.0 million, or 9.4%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and $5.8 million, or 15.2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to increased exploration operations and market share gains compared to the prior period.

Midstream customer revenues decreased approximately $6.5 million, or (8.7)%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and $4.7 million, or (17.8)%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to primarily to decreased pipe inspection services as compared to the prior period.

Downstream customer revenue increased $9.4 million, or 8.1%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and $(4.9) million, or (12.5)%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to increased sales volume at customer refineries and increased customer turnarounds.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue by type
Field Services	$127,246	$122,717	$388,129	$348,501
Shop Laboratories	15,014	14,840	49,147	42,216
Data Analytical Solutions	17,876	17,997	51,757	52,916
Other	22,558	23,800	67,876	79,766
Total	$182,694	$179,354	$556,909	$523,399

Field Services revenues are comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue increased by $39.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and increased $4.5 million, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in both periods was due to increased sales volume in our power generation and transmission end market in our North America and International segments.

Shop Laboratories revenues are comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop Laboratories revenues increased by $6.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and increased $0.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Shop Laboratories revenues increased in both periods as compared to the prior year periods due to increased sales volume related to our aerospace and defense end market.

Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by Mistras employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Data Analytical Solutions revenue decreased by $1.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and decreased $0.1 million, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due primarily to decreased sales volume within PCMS, Onstream and other Data Analytical Solutions offerings within our North America segment for the three months ended September 30, 2024 and decreased sales volume for the same offerings for the nine months ended September 30, 2024.

Other revenues are comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenues decreased by $11.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and decreased $1.2 million, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Other revenues decreased in both periods primarily due to decreased sales in our other end markets within the North America and International segments.

Gross Profit

Gross profit increased by $0.2 million, or 0.4%, in the three months ended September 30, 2024 versus the prior year comparable period, on an increase in revenue of 1.9%.

Gross profit increased by $11.6 million, or 7.7%, in the nine months ended September 30, 2024 on an increase in revenue of 6.4%.

Gross profit by segment for the three and nine months ended September 30, 2024 and 2023 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross profit
North America	$42,487	$44,773	$126,813	$121,088
% of segment revenue	28.4%	30.1%	27.8%	28.1%
International	10,139	8,481	29,667	24,247
% of segment revenue	30.1%	27.4%	29.4%	26.7%
Products and Systems	1,933	1,096	5,233	4,773
% of segment revenue	59.0%	38.7%	53.1%	48.2%
Corporate and eliminations	18	32	70	73
	$54,577	$54,382	$161,783	$150,181
% of total revenue	29.9%	30.3%	29.1%	28.7%

Three Months

Gross profit margin was 29.9% and 30.3% for the three-month periods ended September 30, 2024 and 2023, respectively. North America segment realized a decrease of (1.7)% in gross profit margin to 28.4% during the three months ended September 30, 2024. This was primarily due to higher healthcare claims expense which was offset by growth in our higher margin end markets, as compared to the prior year period. International segment realized an increase of 2.7% in gross profit margin to 30.1% during the three months ended September 30, 2024, due primarily to improved operating leverage and the implementation of strategic price increases. Products and Systems segment realized an increase of 20.3% in gross profit margin to 59.0% during the three months ended September 30, 2024 due to favorable sales mix.

Nine months

Gross profit margin was 29.1% and 28.7% for the nine months ended September 30, 2024 and 2023, respectively. North America segment gross profit margin decreased 0.3% to 27.8% due to unfavorable sales mix and higher healthcare claims for the nine months ended September 30, 2024, as compared to the prior year period. International segment gross profit margin increased 2.7% to 29.4% due to lower inflationary costs and the implementation of strategic price increases during the nine months ended September 30, 2024, as compared to the prior year period. Products and Systems segment gross profit margin increased 4.9% during the nine months ended September 30, 2024, as compared to the prior year period, due to unfavorable sales mix.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating Expenses
Selling, general and administrative expenses	$38,872	$39,537	$121,018	$123,844
Reorganization and other costs	2,143	2,702	4,218	6,017
Goodwill impairment charges	—	13,799	—	13,799
Research and engineering	241	438	816	1,428
Depreciation and amortization	2,331	2,588	7,170	7,556
Legal settlement and insurance recoveries, net	(868)	—	(808)	150
Acquisition-related expense, net	—	—	1	5
	$42,719	$59,064	$132,415	$152,799
% of total revenue	23.4%	32.9%	23.8%	29.2%

Three months

Total operating expenses decreased $16.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due predominantly to a goodwill impairment occurring in the prior year period. Selling, general and administrative expenses decreased $0.7 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due predominantly to reductions occurring in the prior year period. Depreciation and amortization decreased $0.3 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. During the three months ended September 30, 2024, $2.1 million of reorganization and other related costs were incurred, which were a result of the Company's on-going efficiency and productivity initiatives.

Nine months

Operating expenses decreased $20.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due predominantly to reductions occurring in the prior year period. Selling, general, and administrative expenses decreased $2.8 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due primarily to reductions occurring in the prior year period. Reorganization and other costs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 decreased $1.8 million due to reduced professional fees and restructuring charges associated with changes in the Company's organizational structure. Depreciation and amortization decreased $0.4 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income (loss) from operations to income (loss) before special items for each of our three segments, Corporate and Eliminations and the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
North America:
Income from operations (GAAP)	$17,455	$18,004	$49,742	$39,719
Reorganization and other costs	835	35	927	574
Legal settlement and insurance recoveries, net	(868)	—	(808)	150
Income from operations before special items (non-GAAP)	$17,422	$18,039	$49,861	$40,443
International:
Income (loss) from operations (GAAP)	$1,778	$(12,970)	$4,548	$(13,031)
Goodwill Impairment charges	—	13,799	—	13,799
Reorganization and other costs, net	147	33	410	228
Income from operations before special items (non-GAAP)	$1,925	$862	$4,958	$996
Products and Systems:
Income (loss) from operations (GAAP)	$670	$(557)	$1,479	$(78)
Reorganization and other costs	182	189	184	189
Income (loss) from operations before special items (non-GAAP)	$852	$(368)	$1,663	$111
Corporate and Eliminations:
Loss from operations (GAAP)	$(8,045)	$(9,159)	$(26,401)	$(29,228)
Reorganization and other costs	979	2,445	2,697	5,026
Acquisition-related expense, net	—	—	1	5
Loss from operations before special items (non-GAAP)	$(7,066)	$(6,714)	$(23,703)	$(24,197)
Total Company:
Income (loss) from operations (GAAP)	$11,858	$(4,682)	$29,368	$(2,618)
Goodwill Impairment charges	—	13,799	—	13,799
Reorganization and other costs	2,143	2,702	4,218	6,017
Legal settlement and insurance recoveries, net	(868)	—	(808)	150
Acquisition-related expense, net	—	—	1	5
Income from operations before special items (non-GAAP)	$13,133	$11,819	$32,779	$17,353

See section Note About Non-GAAP Measures in this Quarterly Report on Form 10-Q for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended September 30, 2024, income from operations (GAAP) increased $16.5 million compared to the three months ended September 30, 2023, while income from operations before special items (non-GAAP) increased $1.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. As a percentage of revenue, income from operations before special items increased by 60 basis points to 7.2% in the three months ended September 30, 2024 from 6.6% in the three months ended September 30, 2023.

Nine months

For the nine months ended September 30, 2024, income from operations (GAAP) increased $32.0 million, compared to the nine months ended September 30, 2023, while income from operations before special items (non-GAAP) increased $15.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. As a percentage of revenue, income from operations before special items increased by 260 basis points to 5.9% in the nine months ended September 30, 2024 from 3.3% in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company experienced overall organic growth as well as decreased reorganization costs.

Interest Expense

Interest expense was approximately $4.3 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense was approximately $13.1 million and $12.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in interest expense for the three and nine months ended September 30, 2024 compared to the prior year period was due to an increase in the interest rates.

Income Taxes

Our effective income tax rate was approximately 29.0% and (16.8)% for the three months ended September 30, 2024 and 2023, respectively. Our effective income tax rate was approximately 22.1% and (1.6)% for the nine months ended September 30, 2024 and 2023, respectively.

The effective income tax rate for the three months ended September 30, 2024 was higher than the statutory rate primarily due to the impact of permanent items in the period. The effective income tax rate for the three months ended September 30, 2023 was lower than the statutory rate due to the impact of permanent tax adjustments related to executive compensation and goodwill impairments.

The effective income tax rate for the nine months ended September 30, 2024 was higher than the statutory rate due primarily to the impact of permanent items. The effective income tax rate for the nine months ended September 30, 2023 was lower than the statutory rate due primarily to an unfavorable discrete item related to stock compensation.

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

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$24,471	$10,684
Investing activities	(17,152)	(15,170)
Financing activities	(6,247)	(1,839)
Effect of exchange rate changes on cash	1,642	(1,411)
Net change in cash and cash equivalents	$2,714	$(7,736)

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, net cash provided by operating activities was $24.5 million, representing a year-on-year increase of $13.8 million, or 129%. The increase was primarily related to reduced net working capital, as well as improved operating results, in the current period.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $17.2 million, compared to $15.2 million net cash used in investing activities for the nine months ended September 30, 2023. The change was primarily attributable to purchase of intangible assets during the current period as compared to the prior period.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.2 million for the nine months ended September 30, 2024, compared to net cash used in financing activities of $1.8 million for the nine months ended September 30, 2023. This was a result of higher net repayments of debt of $3.7 million during the nine months ended September 30, 2024, as compared to the prior year period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $1.6 million in the nine months ended September 30, 2024, compared to a decrease of $1.4 million for the nine months ended September 30, 2023. The primary driver of the change was foreign currency fluctuations related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of September 30, 2024, we had cash and cash equivalents totaling $20.4 million and $109.9 million of unused commitments under our Credit Agreement with borrowings of $186.8 million and $3.1 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2024, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 12-Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant increases in our contractual obligations and outstanding indebtedness as disclosed in the 2023 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K promulgated by the SEC).

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Mistras Group, Inc. Updated Executive Severance Plan (filed as exhibit 10.1 to Current Report on Form 8-K filed on September 18, 2024, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date: November 4, 2024