Form 10-K
period 2024-12-31
Mistras Group, Inc.
filed 2025-03-11
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of $8.17 on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $166.7 million.

As of March 6, 2025, the Registrant had 31,032,045 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2024. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

OUR BUSINESS

Overview
Mistras Group, Inc. is a leading "one source" multinational provider of integrated technology-enabled asset integrity solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, and a decades-long legacy of industry leadership, the Company helps customers with asset-intensive and mission critical infrastructure in the oil and gas, petrochemical, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these customers that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and private space; and building monitoring equipment to help avoid catastrophic incidents, the Company helps the world at large with its asset integrity risk mitigation.

The Company enhances value for its customers by integrating asset integrity protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities, for the benefit of its customers. The Company’s core capabilities also include non-destructive testing ("NDT") field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, in-house laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

We have focused on providing our advanced asset protection solutions to our customers using proprietary, technology-enabled software and testing instruments, including those developed by our Products and Systems segment. In the past, we have made numerous acquisitions in an effort to grow our base of experienced, certified personnel, expand our service lines and technical capabilities, increase our geographical reach, complement our existing offerings, and leverage our fixed costs. We have increased our capabilities and the size of our customer base through the development of applied technologies and managed support services, organic growth and the integration of acquired companies. These acquisitions have provided us with additional service offerings, technologies, resources and customers, which we believe will enhance our advantages over our competition.

We believe long-term growth can be realized in our target markets. Our business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers inspection and maintenance expenditures to be impacted by oil price fluctuations.

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

We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive and mission-critical infrastructure in our target markets. These markets primarily consist of:
•Oil and Gas (Downstream, Midstream and Upstream)
•Aerospace and Defense
•Industrial
•Power Generation and Transmission
•Infrastructure, Research and Engineering
•Other Process Industries
•Petrochemical

A majority of our revenues are generated by deploying technicians and inspectors at our customers' locations. A majority of our revenues from aerospace and defense as well as certain manufacturing customers are generated by performing inspections and testing at our various in-house laboratories.
We generated revenues of $729.6 million, $705.5 million and $687.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. We generated net income of $19.0 million, net loss of $17.4 million and net income of $6.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, we generated approximately 81%, 82% and 83%, respectively, of our revenues from our North America segment. Our revenues are diversified, with our top ten customers accounting for approximately 36%, 35% and 33% of our revenues during the years ended December 31, 2024, 2023 and 2022, respectively, with no customer accounting for greater than 10% of our revenues in any such year.

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

Our data analytical solutions capabilities capture asset data to help our customers follow regulatory compliance, ensure mechanical integrity, and reduce unplanned outages. We capture data using manned and automated techniques that minimize the impact on our customers' operations. Customers can access our collected data for all facilities, structures, and assets that we manage from one easy to use dashboard, which enables customers to evaluate trending and benchmarking across multiple sites seamlessly.

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

Our customers within the oil and gas and petrochemical industries take advantage of our industry-leading application Plant Condition Management Software ("PCMS®"). This application is one of the most widely used asset integrity management systems (“AIMS”). We estimate that our PCMS application is currently used by approximately 50% of the U.S. refiners, as well as by leading midstream pipeline energy companies and major oil and gas companies in Canada and Europe. This allows us to provide our customers with industry-leading insights across all of their facilities and enables us to provide additional software and solutions to these customers and perform recurring maintenance where necessary.

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

In-house Laboratory Testing
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
Our multi-disciplined technicians offer maintenance and light mechanical services in hard-to-access areas, and in some cases in combination with rope access or diving strategies.
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
Our AIMS and Mechanical Integrity ("MI") services help improve asset reliability and regulatory compliance through a systematic, engineering-based approach to ensure the on going integrity and safety of equipment and industrial facilities. AIMS/MI services can include conducting an inventory of infrastructure assets; developing, implementing and training personnel in executing inspection and maintenance procedures; and managing MI programs. We help customers to identify gaps between existing and desired practices and establish quality assurance standards for fabrication, engineering and installation of infrastructure assets.
Access
Some of our work is conducted in hard-to-access locations, including those in at-height, subsea and confined locations. We utilize scaffolding and rope access to access at-height and confined assets; certified divers for subsea inspection and maintenance; and unmanned (drone) aerial, land-based and subsea systems to deliver a wide range of inspection applications, with an emphasis on minimizing at-height access and confined space entry.

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
Centers of Excellence
Another differentiator in our business model is our Centers of Excellence ("COEs"), which offer support for asset, technology or industry-specific solutions. Our subject matter experts engage in strategic sales opportunities to offer customers value-added solutions using advanced technologies and methods. The COEs help to standardize our approach to common problems in our key market segments. Our COE experts cover:
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
Outsourcing of Non-Core Activities and Technical Resource Constraints. Due to the increasing sophistication and automation of asset protection programs, a decreasing supply of skilled professionals and increasing governmental regulations, companies are increasingly outsourcing NDT to third-party providers with advanced solution portfolios, engineering expertise and trained workforces.
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
Meeting Safety Regulations. Owners and operators of refineries, pipelines and petrochemical and chemical plants increasingly face strict government regulations and more stringent process safety enforcement standards. This includes the continued implementation of the Occupational Safety and Health Administration’s National Emphasis Program. Failure to meet these standards can result in significant financial liabilities, increased scrutiny by government and industry regulators, higher insurance premiums and tarnished corporate brand value. As a result, these owners and operators are seeking highly-reliable asset protection suppliers with a track record of assisting customers in meeting increasingly stringent regulations. Our customers benefit from our extensive engineering consulting base that supports them in devising MI programs that both meet regulatory compliance standards and enable enhanced safety and uptime at the customer's facilities.
Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software-based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective. Our range of service offerings and advanced digital technologies allows us to meet the requirements of chemical producers to continuously monitor and provide advanced digital analytical solutions for our customers'. Also, our advanced digital analytical solutions allow us to provide real-time monitoring to a variety of customers across infrastructure end markets.
Expanding Aerospace and Defense Industry. We believe that increased demand in the defense and private space industries will continue to grow over the next several years in the commercial industry due to the approximately decade-long backlog for next-generation commercial aircraft to be built, driving the need for advanced solutions that improve cost and quality efficiencies. Demand continues to be stable in the defense industry while demand in the private space industry is growing.
We continue to optimize our in-house laboratories to meet the growing demands of commercial aerospace and private space end markets. We continue to implement operational efficiencies and new technologies to be able to meet customer demand and needs as they arise. As a result, we are a trusted partner in the private space industry for our customers.
Crude Oil Prices. Volatility in the energy sector has been profound during the 2015-2022 period with moderation occurring in 2023. The collapse of world oil prices in 2015 and 2016 undermined industry expansion. While energy prices recovered in 2017 and 2018, they once more declined, and subsequently rebounded in the second half of 2021 and the first half of 2022 with near record high prices and crack spreads. This resulted in refineries delaying turnarounds during 2022 until oil prices decreased and stabilized in the second half of 2022. The stabilization continued throughout 2023 without major peaks and fluctuations as seen in prior periods. The on-going war in Ukraine and the conflict in the Middle East between Israel and Hamas, coupled with continued macroeconomic uncertainty throughout 2024, are expected to continue to significantly influence oil prices for the foreseeable future.
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
Integrated Data Management: Our expertise and proprietary research and development in data analytical solutions throughout the asset protection cycle provides us with a competitive advantage. With solutions for integrated data acquisition, storage, visualization and analytics, our integrated data analytical solutions have us well-positioned for the oil and gas industry's increasing movement towards digitalizing and centralizing asset protection to fewer, highly-skilled and multi-disciplined vendors. Many of our data analytical solutions are platform-agnostic, allowing us to integrate into customers' existing operations, and thereby expanding the potential customer pool for our solutions. Our expertise and experience also allow us to tailor our offerings to meet specific customer needs, which sets us apart from our competitors. Our presence in our customers’ operations throughout their asset lifecycles also ideally positions us to be their primary vendor to centralize their asset integrity data collection, management and analysis, creating mutually-beneficial opportunities to scale our relationships.
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
Proprietary Products, Software and Technology Packages. Our extensive knowledge base in asset protection services and equipment enables us to offer technology packages, in which our field technicians utilize our proprietary and specialized testing procedures and hardware, advanced pattern recognition, neural network software and databases to compare test results against our prior testing data or national and international structural integrity standards.
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

Technological Research and Development. The inspection and testing industry continues to move towards more advanced, automated solutions, requiring service providers to find safer and more cost-efficient inspection techniques. We believe that we remain ahead of the technological curve by backing our extensive industry expertise with the investment of resources in research and development. Some of the advanced inspection technologies developed by our internal research and development teams include an automated radiographic testing crawler for corrosion under insulation ("CUI") inspections in above ground pipelines and piping; our Large Structure Inspection scanner, and our real-time radiography crawler for 360° inspections of pipeline girth welds.
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
Our Growth Strategy
Our growth strategy emphasizes the following key elements:
Continue to Digitalize Asset Protection Data and Processes. We place a data-centric focus on asset protection, enabling our customers to ease some of their biggest areas of concern (particularly the timely and accurate transfer of asset integrity data from the field to the data management systems, as well as the data’s visibility and accessibility once uploaded). We expect that the demand for our data analytical solutions which provides big data intelligence and remote data visibility will continue to grow, and we are investing in data analytical solutions that help our customers visualize and generate actionable insight from their asset integrity data, regardless of data input. We are also actively seeking to optimize our customers’ asset protection workflows and processes, by creating digital paths between data applications to increase data visibility and reduce manual data entry and human error. We have provided value added services to our customer, and unlocked long-term value for our customers when our digital solutions are combined with our traditional testing and inspection services. The bundling of these services provide meaningful value and insight to our customers and show the breadth and depth of our technologies, which differentiates us from our competitors.
Expand Our Focus in the Aerospace and Defense Industries. We believe that the introduction of next-generation airframes, aircraft engines and the increasing demand of private space flight has created an inherent demand for inspection, testing, machining and mechanical services required for the production of parts. The recent interest in the use of additive manufacturing techniques to create components also necessitates advanced inspection and testing solutions.
We remain optimistic about the growth of the defense industry as the useful lives of legacy systems in the industry are extended and next generation systems are brought online. As a result, we are uniquely positioned to serve this industry by providing inspection and testing services to meet the demands of our customers.
Expand Our Focus in the Pipeline Integrity Industry. We intend to continue broadening our solutions for the pipeline market. Recent industry regulations significantly expanded pipeline integrity management regulations, requiring pipeline owner/operators to inspect, document, and assess the risk of operating conditions for existing lines. This provides us with the opportunity to provide asset protection solutions for both the new construction and integrity phases. In 2019, we acquired a company that provides pipeline integrity management software and services to energy transportation companies. We acquired an inline inspection provider in 2018 and have implemented our PCMS software for several pipeline operators to support their integrity data management. These digital assets increase our ability to provide meaningful insights to customers in an efficient manner that creates value to our customers, which many of our competitors are unable to offer.
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
Continue to Develop Technology-Enabled and Digital Asset Protection Solutions. We intend to maintain and enhance our technological leadership by continuing to invest in developing new technology, applications and data services. The release of our OneSuite ecosystem underscores our dedication to continue deepening synergies between our solutions to provide our customers with uniquely-integrated offerings, which we believe makes us a more attractive partner for customers seeking to centralize their asset protection. We have actively continued to develop technologies that enhance the flow of data throughout multiple operational phases and facilities, through our integrated pipeline integrity data portfolio, and our cloud-based monitoring data portal.
Our focus is to provide our customers with a comprehensive solution for all of their asset protection needs. As several of the industries in which we serve face cost pressures, we continue to position ourselves to be a trusted partner to improve our customers' operational efficiency by reducing their costs and increasing the uptime for their assets, while remaining compliant with regulatory standards. We achieve this through a number of our services, including software, data services, engineering & consulting, providing sensors and real-time continuous monitoring services. When customers chose to use a variety of these services we are able to reduce their annual maintenance budgets by optimizing uptime for their assets. We are focused on further developing our services to help differentiate us against our competitors. We are also focused on expanding our customer base to provide our services and address the needs of customers in the industries we serve and industries we are looking to expand into in the future.
Expand our Solution Offerings to Existing Customers. We believe that branching into adjacent, complementary services, such as mechanical services, increases our value proposition and our ability to capture additional business. Many of our customers are multinational corporations with asset protection requirements at multiple locations. We believe that expanding our solution offerings and merging and visualizing data across facilities for enterprise data analysis, combined with the trend of customers outsourcing asset protection to service providers with integrated offerings, provides opportunities for significant additional recurring revenues. We continue to remain focused on further developing our inspection and testing services to our current customer base and diversifying the end markets we serve. We are also focused on growing our capabilities and services that can provide a stronger value proposition to our customers.
Continue to Expand Our Customer Base into New End Markets. We believe we have significant opportunities to expand our customer base in relatively new end markets, including the renewable energy industry, specifically, wind and other alternative energy, natural gas transportation industries, data centers, pipeline integrity and additive manufacturing. The expansion of our addressable markets is being driven by the increased recognition and adoption of advanced asset protection technologies (such as unmanned drone inspection devices, robotics, etc.) that are supplanting traditional methods.
Capitalize on Acquisitions. We have completed several acquisitions to supplement and enhance our solutions, add new customers, expand our sales channels and accelerate our expected growth. Due to our focus on organic revenue growth and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2025 other than small acquisitions with the approval from the lenders under our credit facility. However, we expect to make selective acquisitions beyond 2025.

Our Segments
We have three operating segments: (i) North America, (ii) International and (iii) Products and Systems:
North America provides asset protection solutions with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, in-laboratory testing, mechanical and engineering services that are used to evaluate the structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data analytical solutions and services are included in this segment.

International offers services, products and systems similar to those of the other segments to select markets within Europe, the Middle East, Africa, Asia and South America, which are served by the Products and Systems segment.
Products and Systems designs, manufactures, sells, installs and services the Company’s asset protection monitoring products and systems, including equipment and instrumentation, predominantly in the United States.

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
Revenue Overview

Revenue by Industry

The following charts represent our disaggregated revenue by industry for the years ended December 31, 2024, 2023 and 2022.

## 2024 Revenue by Industry

Petrochemical, 2%
Other, 2%
Infrastructure, Research & Engineering, 5%
Other Process Industries, 7%
Power Generation and Transmission, 5%
Industrials, 10%
Oil & Gas, 57%
Aerospace & Defense, 12%

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

Our revenues are comprised of services offerings at our laboratories and at customer facilities. Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than our properties. Shop Laboratory revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. Other revenue is comprised of locations that perform both asset inspection services and testing of components and materials at our in-house laboratories.

There are a number of economic factors which drive the aerospace market, including:
•the multi-year backlog for next generation commercial aircraft to be built, including several large and mid-sized aircraft built by Boeing and Airbus, among other manufacturers;
•continued growth of private space and increased number of launches for future space exploration; and
•the continuing regulatory scrutiny to ensure public safety ensures the continued need for inspection and mechanical services to be performed.

In the energy market, there are various economic indicators that drive our business, especially in the U.S. domestic markets. It is unclear what the short- and long-term effects of the war between Russia and Ukraine are likely to have on the world economy and certain of our target markets, including particularly the oil and gas market. Excerpted below are forecasts from various Energy Information Administration ("EIA") outlook reports, which are subject to change based on these factors:

Electricity generation from coal is projected to continue to fall throughout the mid to late 2020s and the decrease will be partially offset by an increase in the forecast of combined utility-scale solar and wind generation, along with other sources.

The EIA noted U.S. crude oil production averaged 11.9 million barrels per day (bpd) in 2022, rose to an average 12.9 million bpd in 2023 and rose again in 2024 to an average 13.2 million bpd in 2024. The EIA forecasts production to continue to increase to an average of 13.5 million bpd in 2025.

Oil and Gas
We supply oil and gas asset protection solutions to downstream (refining), midstream (transportation and storage) and upstream (exploration and production) operations of our customers.
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
We actively seek to evolve our solutions through technological enhancements and research and development to discover new applications. Online monitoring and permanently-mounted sensors, as well as the use of drones and other alternative delivery devices, are all being considered as oil and gas infrastructure owners look to “smart” technologies that reduce human intervention, while delivering highly-accurate inspection and integrity data. We also have actively sought to further enhance our integrated approach to asset protection, through the development of our complementary mechanical service portfolio.
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
Aerospace and Defense
The aerospace industry continued to experience increased backlog and production levels in 2024, with such levels approaching and exceeding pre-COVID-19 levels for certain OEMs throughout 2024. We serve this rapidly growing target market by providing a full range of inspection, testing, machining, mechanical, finishing, additive manufacturing and equipment solutions, for which we are Nadcap certified. Our state-of-the-art in-house testing laboratories maintain numerous accreditations from industry organizations, including Nadcap, and some of the largest manufacturers in the world, such as Boeing, Safran, Airbus, Bombardier and Embraer.
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
The growing availability of cheap natural gas, along with environmental concerns with coal, has stimulated the construction of new natural gas-fired power plants across North America, creating opportunities for us to provide specialized solutions in multiple phases. These include facility design consultations, NDT services during construction and plant operations and long-term condition monitoring. We anticipate increased growth in these types of plants as natural gas pricing remains low, and the environmental impacts of coal remain unattractive to the public.

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
We actively seek to evolve our solutions through technological enhancements and research and development ("R&D") to discover new applications. Online monitoring and permanently-mounted sensors provide real-time data to petrochemical owners and operators and provide an opportunity for us to synergistically leverage our asset protection solutions into our platform, OneSuite. Digital transmission of data in various industry sectors, with built-in analytic functions, will allow our customers to better leverage inspection data that is being generated in the field. We also have actively sought to further enhance our integrated approach to asset protection, through the development of our complementary mechanical service portfolio.
Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer represented 10% or more of our revenue in any of the years ended December 31, 2024, 2023 or 2022.

Geographic Areas

We have operations in 11 countries and occasionally conduct business in a few other countries. Most of our revenues are derived from our U.S., Canadian and European operations and we do not have operations in Russia, and we do not do business in Russia, Ukraine or other areas which are impacted by the on going war between Russian and Ukraine. See Note 2-Revenue and Note 19-Segment Disclosure to our audited consolidated financial statements in this Annual Report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

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

Human Capital

As of December 31, 2024, we had approximately 4,800 employees worldwide, of which 3,200 were located in the United States, 500 in Canada and 1,100 in our other non-U.S. locations. Our employees include full, part time and contract employees throughout our organization. As described below, we value our employees and have established various programs to promote the satisfaction, health and safety of our employees. Less than 0.01% of our employees in the United States are unionized.

Our employees are key to achieving our goals and strategy. We have committed resources throughout our organization to ensure that we are attracting, developing, and retaining talented employees needed to support all aspects of our activities. Our core values and business ethics guide and direct all activities undertaken by us.

The health and safety of our employees is paramount. We have also developed key initiatives and strategies regarding our talent and people initiatives. Below, we describe some of the key initiatives and values around health and safety. Management regularly updates our board of directors (the "Board") with regards to our safety and employee strategy and our performance in these areas. In 2020, our Board established the Environmental, Social and Safety Committee. This Committee, which consists of independent directors, monitors and oversees the strategic direction of our initiatives in support of our core values and our environmental, social and governance initiatives.

Talent, Leadership and Employee Development

Employee development and engagement begins with our senior management team, which has considerable industry experience and expertise.

We provide employees the ability to gain additional professional certifications to contribute to their career advancement. We utilize a web-based training center which is available to field technicians for career advancement and includes over 500 web-based classes. In addition, we are committed to ensuring all employees are compensated at a living wage. All local minimum wage requirements are met and where no wage laws are in place, employees are compensated competitively, in accordance with industry standards.

Our human rights policy places a high priority on diversity and equal opportunity and provides our employees with management’s expectations related to human rights and labor practices.

We also instituted a program that focuses on our connection by a common thread of caring – about one another, our customers, the environment, and the work we do. We seek to foster a culture of togetherness, safety, respect, and contribution, which enables each individual member of our Company to feel that he or she is a part of something bigger. A community of caring professionals with a genuine passion for helping people and making a difference together – that is the heart of the program we call “Caring Connects.”

Our Safety-Conscious Culture

We consider safety the backbone of our operations. Our asset protection solutions aim to ensure that industrial assets and facilities remain in safe, reliable working condition, which in turn enhances safety for our customers, the public, and the environment. Our laboratory and field personnel are trained to operate according to strict safety and quality standards so that our processes and procedures regarding hazardous materials, worker safety, and accident prevention are sound and effective. Further to this, we are constantly evaluating these processes and procedures to ensure that they remain of high quality and are effective. We also consider changes in the manner in which work is performed as a result of lessons that have been learned from any sources, such as industry data. We work to help ensure that our customers are in full compliance with all federal, state, and local regulations. Our practices, policies and procedures are designed to help ensure we perform our duties through the use of safe, industry-best practices, seeking to minimize risk wherever possible.

We emphasize a “MISTRAS’ safety-conscious” culture with the intent that it becomes embedded in the day-to-day work of all our employees. We use various training tools and other practices to instill attitudes, beliefs, perceptions, and values that all employees share in the mandate to create and maintain a safe work environment for all.

We continuously monitor our safety performance through analysis of our company-wide safety statistics, which help us to determine behavioral trends while also instilling a culture of proactivity. For the year ended December 31, 2024, our Total Recordable Incident Rate ("TRIR") was 0.19 while Days Away, Restricted and Transferred Rate was 0.06 and Lost Work Day Rate was 0.03. For the year ended December 31, 2023, our TRIR was 0.3.

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

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors include large public and private companies, divisions of large companies and various small companies which generally are limited to a specific product or technology and focused on a niche market or geographic region. We believe that few, if any, of our competitors currently provide the full range of asset protection and NDT products, PCMS and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include Acuren, SGS Group, the Team IHT Segment and APPLUS RTD. Our competition with respect to PCMS includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality, whereas in the advanced NDT market, reputation, quality and size tend to be the most significant competitive factors. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (i) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (ii) complex regulations and safety codes that require significant industry experience, (iii) license requirements and evolved quality and safety programs, (iv) costly and time-consuming certification processes, (v) capital requirements and (vi) emphasis by large customers on size and critical mass, length of relationship and past service record.

Research and Development

Our R&D is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including Canada, France, Greece the United Kingdom, Brazil and the Netherlands. Our total professional staff includes employees who hold Ph.D.’s and engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing ("ASNT").
We make strategic R&D investments in our data analytical solutions technologies that support integration with our other solution offerings to enhance cost- and time-efficiencies, maximize uptime and safety and improve the flow of data from field technicians to inspection databases. These strategic investments enable us to enhance our service offerings to customers and provide valuable insights and predictive analysis.
We have also invested significant research and development in pre-machining and advanced testing technologies in a purpose-built facility for an aerospace customer, with the goal of reducing the customer’s production cycle logistics and costs.
We also work with customers to develop new products or applications for our technology, including:
•Testing of new composites;
•Detecting crack propagation;
•Wireless and communications technologies; and
•Development of permanently embedded inspection systems to provide continuous, online, in-service monitoring of critical structural components.

Research and development expenses are reflected in our Consolidated Statements of Income (Loss) as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $1.1 million, $1.7 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. While we have historically funded most of our research and development expenditures, from time to time we also receive customer-sponsored research and development funding. Most of the projects are in our target markets, however, a few of the projects could lead to other future market opportunities.

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
As of December 31, 2024, we held 12 U.S. patents by direct ownership and had 5 patent applications pending in the United States. All the patent applications pending have been filed since 2018. While we do not rely on these patents or licenses to provide a majority of our proprietary asset protection solutions, certain of these patents do provide us with a competitive advantage and we believe they will be an asset to our growth strategy. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
As of December 31, 2024, the primary trademarks and service marks that we held in the United States included MISTRAS®, our stylized globe design and our tag line "One Source for Asset Protection Solutions". Other key trademarks or service marks that we utilize in localized markets or product advertising include:
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

Executive Officers

The following table and text sets forth our executive officers for the year ended December 31, 2024 and their background and experience.

Name	Age	Position
Manuel N. Stamatakis	77	Executive Chairman of the Board*
Natalia Shuman	51	President and Chief Executive Officer*
Edward J. Prajzner	58	Senior Executive Vice President and Chief Financial Officer
Hani Hammad	36	Executive Vice President and Chief Operating Officer**
Gennaro D'Alterio	53	Executive Vice President, Chief Commercial Officer
Michael C. Keefe	68	Executive Vice President, General Counsel and Secretary
John A. Smith	55	Executive Vice President and President of Services***
*On December 5, 2024, our Board, in furtherance of its management succession planning, appointed Natalia Shuman, as the Company’s President and Chief Executive Officer, and Mr. Stamatakis will continue as the Executive Chairman of the Company effective as of January 1, 2025. Mr. Stamatakis served as our Chairman of the Board and Interim President and Chief Executive Officer until December 31, 2024.

**On December 12, 2024, we announced the appointment of Hani Hammad to the position of Executive Vice President and Chief Operating Officer effective as of January 1, 2025.

***On February 7, 2025, we terminated the employment of John A. Smith, our Executive Vice President and President of Services.

Manuel "Manny" N. Stamatakis joined our Board in 2002, became the Chair of the Governance Committee as well as a member of the Audit Committee and Compensation Committee in 2009 and Lead Director in 2010. On October 9, 2023, Mr. Stamatakis became the Chairman of the Board, and on the same day became our Interim President Chief Executive Officer to replace our prior President and Chief Executive Officer, Dennis Bertolotti. At that same time, Mr. Stamatakis resigned from all the committees of the Board and as our lead director. Mr. Stamatakis currently chairs the Project Phoenix Steering Committee, an initiative for which he is both the chief architect and driving force.

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

Natalia Shuman joined Mistras as President and Chief Executive Officer, effective January 1, 2025. Prior to joining the Company, from October 2021 until October 2024, Ms. Shuman was an executive at Eurofins Scientific Group (“Eurofins), a global leader in the testing, inspection, and certification (“TIC”) industry. Ms. Shuman served as Executive Vice President - Europe and Asia and as President - Biopharma and AgTech Services at Eurofins, and also served as a member of the Group Operating Council during her tenure at Eurofins, where she led over 12,000 employees, driving growth strategies, operational excellence, and strategic value creation. Prior to joining Eurofins, Ms. Shuman served from April 2017 to September 2021 as the Chief Executive Officer of Bureau Veritas - North America, Inc. (“Bureau Veritas”), also a leader in the TIC industry, where she oversaw approximately 7,000 employees, 130 branches and laboratories across the US, Canada and Mexico and served on the Bureau Veritas’s Group Executive Committee.

Prior to joining Bureau Veritas, Ms. Shuman spent over 20 years at Kelly Services, a U.S.-based staffing and human resources outsourcing company. At Kelly Services, Ms. Shuman served as a head of international business, overseeing Asia Pacific and EMEA regions and led large accounts operations serving Kelly Services’ customers. Ms. Shumans’s 20+ year tenure at Kelly Services included progressive leadership positions in New York, and several international assignments including leading Kelly Services’s joint venture with a Japanese staffing company, the largest in North Asia. On behalf of Kelly Services, Ms. Shuman served on the board of directors of the World Employment Confederation in Brussels during part of her time at Kelly Services. Ms. Shuman received a dual Master of Business Administration ("MBA") from Columbia Business School and London Business School.

Edward J. Prajzner joined Mistras in January 2018 as our Senior Vice President, Chief Financial Officer and Treasurer, was subsequently promoted to Executive Vice President and on March 26, 2023, was promoted to our Senior Executive Vice President and Chief Financial Officer. Prior to joining Mistras, Mr. Prajzner worked at CECO Environmental Corp., a global service provider to environmental, energy and filtration industries, and served as Chief Financial Officer and Secretary from 2014 to 2017, Vice President of Finance and Chief Accounting Officer from 2013 until his appointment as Chief Financial Officer in 2014, and Corporate Controller and Chief Accounting Officer from 2012 to 2013. Mr. Prajzner also served in senior finance roles at CDI Corporation (now AE Industrial Partners) and American Infrastructure (now Allan Myers). Mr. Prajzner began his career in public accounting at Ernst & Young, received his B.S. in accountancy from Villanova University, his MBA in finance from Temple University and is a certified public accountant.

Hani Hammad joined Mistras as Executive Vice President and Chief Transformation Officer in March 2024. Effective January 1, 2025, Mr. Hammad was promoted to our Executive Vice President and Chief Operating Officer. As Chief Transformation Officer, Mr. Hammad oversaw the Company's Project Phoenix initiative which focused on identifying and implementing value-creation opportunities that enhanced the Company's profitability. Prior to joining Mistras, from January 2020 to March 2024, Mr. Hammad was a director at the global consultancy, AlixPartners, where he focused on leading operational and financial transformations within field service-oriented companies. Prior to joining AlixPartners, Mr. Hammad worked at PwC's Strategy & focused on developing and implementing operational strategies for various oil & gas companies. Mr. Hammad also held various key roles in manufacturing and supply chain management at Baker Hughes Company and General Electric Company. Mr. Hammad received a Master of Professional Studies in Supply Chain Management from Pennsylvania State University and a Bachelor of Science degree in Electrical Engineering from Louisiana Tech University.

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

Michael C. Keefe joined Mistras in December 2009. Prior to joining Mistras, Mr. Keefe worked at International Fight League, a then publicly-traded sports promotion company, from 2007 until 2009, in various executive positions. From 1990 until 2006, Mr. Keefe served in various legal roles with Lucent Technologies and AT&T, the last four years of which he served as Vice President, Corporate and Securities Law and Assistant Secretary. Mr. Keefe received a Bachelor of Science in Business Administration (Accounting) from Seton Hall University and a J.D. from Seton Hall University School of Law.

John A. Smith joined Mistras in 2008 and has held various positions, including Vice President of Operations, then became Senior Vice President of Operations in 2018 before becoming Executive Vice President and President of Services on October 1, 2023. Mr. Smith began his career as a NDT technician with CONAM Inspection and Engineering Services before launching his own business, Elite Inspection Services Company ("Elite"). He owned and operated Elite for 16 years, until Mistras acquired Elite in 2008. During his NDT career, Mr. Smith held multiple certifications from the American Society for Nondestructive Testing (ASNT).

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

ITEM 1A.                                       RISK FACTORS

This section describes the major risks to us, our business and our common stock. You should carefully read and consider the risks described below, together with the other information contained in this Annual Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all risk factors that could impact us. For example, it is unclear what effects the on-going war between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas are likely to have on the world economy and certain of our target markets, including particularly the oil and gas market, in the near and long term. In addition, macroeconomic factors such as inflation, unemployment, interest rates, and tariffs or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions take by such countries) amongst others, will impact our business. Accordingly, you should not consider the following to be a complete discussion of all risks and uncertainties pertaining to us and our common stock.

Risks Related to Our Business

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 57%, 59%, and 56% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive a majority of our revenues from this industry. Our services are vital to the operators of plants, refineries, and pipelines, and we have expanded our services offerings, such as expanding our mechanical and in-line inspection services capabilities. However, economic slowdowns or low oil prices have, and could continue to, result in cutbacks in contracts for our services. In addition, low oil prices could depress the level of new exploration and construction, which would adversely affect our market opportunities. If the price of oil were to decrease, our revenues, profits and cash flows may be reduced. If the price of oil reaches record, or near record levels as it did in 2023, we may experience delays or deferrals in performing inspection services to customers in the oil and gas industry.

While we continue to expand our market presence in the aerospace, power generation and transmission, and the chemical processing industries, among others, these markets are also cyclical in nature and as such, are subject to economic downturns. In addition, it is unclear what the continued effects the war between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas are likely to have on the world economy and certain of our target markets, including particularly the oil and gas market, in the near and long term. However, the on-going war between Russia and Ukraine continues to create disruptions in the oil and gas market and the supply chain in general, which is resulting in some disruption to our business operations. Our European operations are currently experiencing increased costs associated with higher energy costs, among others, due in part to the on-going war between Russia and Ukraine. We may also experience increased costs associated with tariffs or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries).

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

For the years ended December 31, 2024, 2023 and 2022, we generated approximately 31%, 29%, and 29% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, France, the United Kingdom, the Netherlands, and Brazil. We also have operations in Belgium, Greece, India and Mexico. There are numerous risks inherent in doing business in international markets, including:

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
•the imposition of domestic and international tariffs, trade barriers and other trade restrictions;
•restrictions or limitations on the repatriation of funds, or tax consequences on the non-repatriation of overseas operationally generated funds; and
•other potentially adverse tax consequences.

Our operating results could be adversely affected by a reduction in business with our significant customers.

We derive a significant amount of revenues from a few customers. Taken as a group, our top ten customers were responsible for approximately 36%, 35%, and 33% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. This concentration pertains almost exclusively to our North America segment, which accounted for 81%, 82% and 83% of our revenues for the years ended December 31, 2024, 2023 and 2022, respectively. These customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our significant customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

We rely on certification of our NDT solutions by industry standards-setting bodies. We and/or our subsidiaries currently have International Organization for Standardization (ISO) 9001:2008 certification, ISO 14001:2004 certification and OHSAS 18001:2007 certification. In addition, we currently have Nadcap and similar certifications for certain of our locations. We continually review our NDT solutions for compliance with the requirements of industry specification standards and the Nadcap special processes quality requirements. However, if we fail to maintain our ISO, Nadcap or other certifications, our business may be harmed because our customers generally require that we have these certifications before they purchase our NDT solutions.

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

In 2023, we commenced a broad review of our operations, which we refer to as "Project Phoenix". Through Project Phoenix, we have been exploring ways to improve profitability and Adjusted EBITDA, through meaningful margin improvement and sustained cost savings. We have completed most phases of the project in 2023, wherein efficiency and profitability opportunities were identified, actionable initiatives were validated, and many of these actions have been implemented prospectively throughout 2024. Project Phoenix has resulted in significant cost reductions, primarily through headcount reductions, more efficient workflows, and streamlining of processes, and also led to developing and initiating action plans to increase revenue.

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

Our credit agreement contains financial covenants that require us to maintain compliance with specified financial ratios. If we fail to comply with these covenants, the lenders could prevent us from borrowing under our credit agreement, require us to pay all amounts outstanding, require that we cash collateralize letters of credit issued under the credit agreement and restrict us from making acquisitions. If the maturity of our indebtedness is accelerated, we then may not have sufficient funds available for repayment or the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We believe that it is probable, based on the Credit Agreement (as defined herein), that we will be able to comply with the financial covenants in our existing credit agreement and that sufficient credit remains available under the credit agreement to meet our liquidity needs. However, due to the uncertainties being caused by the significant volatility in oil prices and volatility in the aerospace production, such matters cannot be predicted with certainty.

Our current credit agreement also imposes restrictions on our ability to engage in certain activities, such as creating liens, making certain investments, incurring more debt, disposing of certain property, paying dividends and making distributions and entering into a new line of business. While these restrictions have not impeded our business operations to date, if our plans change, these restrictions could be burdensome or require that we pay fees to have the restrictions waived. In addition, due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2025 other than small acquisitions with the approval of the lenders under our Credit Agreement.

Currency exchange rate fluctuations in various currencies in which we do business, especially the Euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, British pound sterling, the Brazilian Real, the Canadian Dollar and the Indian rupee. We have foreign currency exposure related to our operations in foreign locations and our foreign currency exposure arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. The exchange rates between the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A-“Quantitative and Qualitative Disclosures about Market Risk.”

Our results of operations have been adversely affected and could be further adversely affected by certain movements in exchange rates, particularly if the foreign currencies in which we incur expenses appreciate against the U.S. dollar or if the foreign currencies in which we receive revenues depreciate against the U.S. dollar. For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

Risks Related to Our Common Stock

The family of our late founder and Chairman Emeritus has significant influence over the direction of our business. The concentrated ownership of our common stock may prevent other stockholders from influencing significant corporate decisions.

Dr. Sotirios J. Vahaviolos, our late founder and Chairman Emeritus, who passed away on February 6, 2025, owned at the time of his passing, approximately 6% of our outstanding common stock, his three adult children owned, at the time of his passing an additional 6%, in the aggregate, and a grantor retained annuity trust he created, for which his daughter is the sole trustee, owned approximately 22% at the time of his passing. As a result, the family of Dr. Vahaviolos has significant control over the Company and they have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation, and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of ownership could be disadvantageous to other stockholders with differing interests from the family of Dr. Vahaviolos.

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

Certain provisions of our certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition, or other change of control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions:

•allow the authorized number of directors to be changed only by resolution of our Board;
•require that vacancies on the Board, including newly created directorships, be filled only by a majority vote of directors then in office;
•authorize our Board to issue, without stockholder approval, preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our Board;
•require that stockholder actions must be effected at a duly called stockholder meeting by prohibiting stockholder action by written consent;
•prohibit cumulative voting in the election of directors, which may otherwise allow holders of less than a majority of stock to elect some directors; and
•establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings and limit the right to call special meetings of stockholders to the Chairman of our board, our Chief Executive Officer, our Board acting pursuant to a resolution adopted by a majority of directors or our

Secretary upon the written request of stockholders entitled to cast not less than 35% of all the votes entitled to be cast at such meeting.

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

During the year ended December 31, 2023, we recognized goodwill impairment charges of $13.8 million within the International reporting units. Future deterioration in industry or economic conditions in which we operate, including increased inflationary costs, costs associated with proposed tariffs or other trade restrictions, energy costs, labor costs, social pressures and disruptions in Europe, the Middle East or elsewhere as a result of the war between Russia and Ukraine and the conflict between Israel and Hamas, disruptions to our business, not effectively integrating acquired businesses, macroeconomic factors or other factors, may cause impairment charges to our goodwill in future periods.

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

Social, political and economic changes or instability, or other circumstances beyond our control could affect our business operations.

Our business may be adversely affected by social, political and economic instability, unrest or disruption, including legal, regulatory and policy changes by a new presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest. Such events may result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which can lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the industries in which we operate remain highly uncertain. Additionally, changes in federal policy that affect the geopolitical landscape, such as the imposition of tariffs and changes to U.S. trade policy, have, and could in the future, lead to adverse effects on the U.S. domestic economy and our business operations.

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

Governance

Our Board is responsible for oversight of our cybersecurity program. The Audit Committee, Enterprise Risk Committee, and the Information Technology Leadership Team support the Board in the oversight of our information security program and are focused on cybersecurity and data privacy risk, including compliance with all applicable laws and regulations, incident response planning, timely identification and assessment of incidents, incident recovery and business continuity considerations. Our cybersecurity risk management and internal controls program are aligned to ISO27001 Standards and the National Institute of Standards and Technology (NIST) framework.

As part of our cybersecurity program management activities and our continuing efforts to evaluate and enhance the effectiveness of our cybersecurity policies and procedures, we actively engage internal and prominent external experts, as well as industry participants. Our cybersecurity program is managed by the Chief Information Officer who has biannual meetings with the Audit Committee and provides periodic reports and updates concerning our cybersecurity program to our Chief Executive Officer and other members of our senior management, as appropriate. These reports include updates on our cyber risk and threats, the status of projects to strengthen our information network and data security, assessments of our information security program, and the emerging threat landscape. We have established governance committees to provide us with cybersecurity oversight with supportive roles to advance the effectiveness of our cybersecurity program. The Chief Information Officer has over 20 years of IT leadership and cybersecurity experience, and the Information Technology Leadership Team overall has a combined fifteen years of cybersecurity experience. The Chief Information Officer and members of the Information Technology Leadership Team maintain industry recognized credentials relevant to their roles and stay informed on the latest trends and technologies.

The Chief Information Officer manages both an Information Security team and an IT Risk team within the Department of Information Technology. The IT Risk team works closely with our Data Privacy Officer for governance and compliance related to regulations and frameworks for data classification, data privacy, handling of private data and controlled unclassified information, and internal policies and procedures. The Cyber Security team is responsible for identifying and implementing technologies to mitigate IT risk, enhance data security, and identify and defend against attacks. Both teams work closely together to establish the cybersecurity policies for the Company, evaluate the current risk profile, and to prevent, investigate, mitigate, and remediate any cyber-attacks on the Company.

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

The Information Security team performs internal threat hunting, vulnerability scanning, log aggregation, and identity monitoring on an on-going basis. Web site, code, and configuration vulnerability scans are performed as necessary to ensure that changes do not introduce vulnerabilities into our systems. Information Security and IT Risk personnel receive regular training to ensure these individuals have up-to-date expert knowledge.

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

ITEM 2.                                                PROPERTIES

As of December 31, 2024, we operated approximately 105 facilities in 11 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2024, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Evanston, Wyoming; and Jonquiere, Quebec, Canada. Our North America segment utilizes approximately 71 facilities throughout North America (including Canada and Mexico). Our Products and Systems segment’s primary location is in our Princeton Junction, New Jersey facility. Our International segment has approximately 30 facilities including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for the foreseeable future.

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

Holders of Record

As of March 7, 2025, there were 10 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

None.

Stock Performance

The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Russell 3000, and our peer group index. This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2019.

Purchases of Equity Securities

The following table sets forth the shares of our common stock we acquired during the fourth quarter of 2024. All purchases were effected pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 31, 2024	—	$—
November 30, 2024	726	$10.12
December 31, 2024	12,270	$9.06

`ITEM 6.                                              [RESERVED]

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (this “MD&A”) provides a discussion of our results of operations and financial position for the year ended December 31, 2024. This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are included in Part II–Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 11, 2024, which discussion is incorporated herein by reference. This MD&A should be read together with our audited consolidated financial statements and related notes included in Item 8 in this Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” "MISTRAS," the "Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. This MD&A includes the following sections:

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

Other Updates

We are currently unable to predict with certainty the effects that inflationary pressures and the ongoing war between Russia and Ukraine war may have on our business, results of operations or liquidity or in other ways which we cannot yet determine. Our European operations have experienced increased costs associated with higher energy costs during 2023, among others, due in part to the on-going war between Russia and Ukraine. We may also experience increased costs associated with tariffs or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries). We will continue to monitor market conditions and respond accordingly.

Overview

We are a leading "one source" multinational provider of integrated technology-enabled asset protection solutions, helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies, strong commitment to Environmental, Social, and Governance ("ESG") initiatives, and a decades-long legacy of industry leadership, the Company helps customers with asset-intensive infrastructure in the oil and gas, petrochemical, aerospace and defense, renewable and nonrenewable power, civil infrastructure, and manufacturing industries towards achieving operational and environmental excellence. By supporting these customers that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; building real-time monitoring equipment to enable safe travel across bridges; and helping to propel sustainability, the Company helps the world at large.

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

We have continued providing our customers with an innovative asset protection software ecosystem through our OneSuite platform. The software platform offers functions of our software and services brands as integrated apps on a cloud environment. OneSuite serves as a single access portal for customers' data activities and provides access to 90 plus applications being offered on one centralized platform.

2024 Developments

The Company provides products and services to countries throughout the Middle East, where lawfully permitted, and in accordance with United States regulations. We continue to monitor the on-going conflicts throughout the Middle East. These conflicts caused disruptions in the Company's European operations in 2023 with increased costs associated with higher energy costs, amongst others. These disruptions have largely subsided in 2024, and the Company will continue to monitor market conditions and respond accordingly.

Our cash position and liquidity remain strong. As of December 31, 2024, our cash and cash equivalents balance was approximately $18.3 million and our Credit Agreement provides us with significant liquidity.

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

The Company is currently unable to predict with certainty the overall impact that the factors discussed above and the effect of continuing inflationary pressures or increased costs due to tariffs and trade barriers may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company's European operations are currently experiencing higher energy costs, among other increased costs, due in part to the on-going war between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas. The Company will continue to monitor market conditions and respond accordingly. Refer to Item 1A. Risk Factors in Part I of our 2024 Annual Report.

On December 5, 2024, our Board of Directors (the “Board”), in furtherance of its management succession planning, appointed Natalia Shuman, as the Company’s President and Chief Executive Officer, and Manny Stamatakis will continue as the Executive Chairman of the Company effective as of January 1, 2025. Mr. Stamatakis served as our Chairman of the Board and Interim President and Chief Executive Officer until December 31, 2024.

On December 12, 2024, we announced the appointment of Hani Hammad to the position of Executive Vice President and Chief Operating Officer effective as of January 1, 2025.

On February 6, 2025, we announced the passing of Dr. Sotirios J. Vahaviolos, our founder and Chairman Emeritus.

On February 7, 2025, we announced the termination of John A. Smith as our Executive Vice President and President of Services.

Note about Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) from operations before special items” is used for each of our three operating segments, the "Corporate" segment and for the "Total Company", with tables reconciling the "Income (loss) from operations before special items" to "Income (loss) from operations", which is a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income (loss) or any other measures derived in accordance with GAAP. Because Income (loss) from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Consolidated Results of Operations

Year ended December 31, 2024 vs. Year ended December 31, 2023

The following table summarizes our Consolidated Statements of Income (Loss) for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
	($ in thousands)
Revenue	$729,640	$705,473
Gross profit	213,109	203,807
Gross profit as a % of Revenue	29.2%	28.9%
Income (loss) from operations	39,826	(1,904)
Income from operations as a % of Revenue	5.5%	(0.3)%
Income (loss) before provision for income taxes	24,244	(18,665)
Net income (loss)	18,970	(17,445)
Net income (loss) attributable to Mistras Group, Inc.	$18,958	$(17,453)

Revenue

Revenue by segment for the years ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31,
	2024	2023
	($ in thousands)
Revenue
North America	$593,527	$579,330
International	135,969	124,414
Products and Systems	13,661	12,986
Corporate and eliminations	(13,517)	(11,257)
	$729,640	$705,473

Revenue was $729.6 million for the year ended December 31, 2024, an increase of $24.2 million, or 3.4%, compared with the year ended December 31, 2023. The increase was driven by the North America segment, which experienced a revenue increase of $14.2 million, or 2.5%, driven by single-digit organic growth in certain end markets. The International segment revenue increased by $11.6 million, or 9.3%, due predominantly to low single-digit favorable impact of foreign exchange rates and by high single-digit organic growth. The Products and Systems segment increased by $0.7 million, or 5.2%, driven by higher sales volume.

Oil and gas customer revenue comprised approximately 57% and 59% of total revenue for the years ended December 31, 2024 and 2023, respectively. Aerospace and defense customer revenue comprised approximately 12% and 11% of total revenue for the years ended December 31, 2024 and 2023, respectively. Our top ten customers comprised approximately 36% of total revenue for the years ended December 31, 2024 and 2023, with no customer accounting for 10% or more of total revenue in either period.

	For the year ended December 31,
	2024	2023
	($ in thousands)
Oil and Gas Revenue by sub-category
Upstream	$167,741	$157,828
Midstream	88,630	101,278
Downstream	162,552	156,889
Total	$418,923	$415,995

Oil and gas upstream customer revenue increased approximately $9.9 million, or 6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to continued market share gains and expanded exploration operations, as compared to the prior year period.

Midstream customer revenues decreased approximately $12.6 million, or 12%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to decreased pipe inspection services.

Downstream customer revenue increased $5.7 million, or 4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to increased sales volume at customer refineries and increased customer turnarounds.

The following table presents revenue by type, explained directly below the table.

	For the year ended December 31,
	2024	2023
	($ in thousands)
Revenue by type
Field Services	$502,810	$470,433
Shop Laboratories	64,564	58,188
Data Analytical Solutions	69,152	72,458
Other	93,114	104,394
Total	$729,640	$705,473

In presenting the allocation of revenues by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than our properties. Field Services revenue increased $32.4 million, or 6.9%, for the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023. The increase was due to increased sales volume in our oil and gas and power generation and transmission end markets for our North America and International segments.

Shop Laboratory revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. Shop Laboratory revenue increased $6.4 million, or 11.0%, for the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023. The increase was due to increased sales volume related to our commercial aerospace and industrials end markets.

Data Analytical Solutions revenue is comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Data Analytical Solutions revenue decreased $3.3 million, or 4.6%, for the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023. The decrease was due primarily to decreased sales volume within PCMS, Onstream and other Data Analytical Solutions offerings within our North America segment.

Other revenue are comprised of locations that perform both asset inspection services and testing of components and materials at our in-house laboratories. Other revenue decreased $11.3 million, or 10.8%, for the twelve months ended December 31, 2024 as compared to the twelve months ended December 31, 2023. Other revenue for the year ended December 31, 2024 decreased primarily due to decreased sales within the other end markets within the North America and International segments as compared to the prior year period.

Gross Profit

Gross profit by segment for the years ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31,
	2024	2023
	($ in thousands)
Gross profit
North America	$165,679	$163,960
% of segment revenue	27.9%	28.3%
International	39,812	33,610
% of segment revenue	29.3%	27.0%
Products and Systems	7,526	6,457
% of segment revenue	55.1%	49.7%
Corporate and eliminations	92	(220)
	$213,109	$203,807
% of total revenue	29.2%	28.9%

Gross profit increased $9.3 million, or 4.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, with a sales increase of $24.2 million, or 3.4%. Gross profit margin was 29.2% and 28.9% for the years ended December 31, 2024 and 2023, respectively, with the increase due to favorable sales mix. North America segment gross profit margins had a year-on-year decrease of 40 basis points to 27.9% for the year ended December 31, 2024, due primarily to unfavorable sales mix. International segment gross margins had a year-on-year increase of 230 basis points to 29.3% for the year ended December 31, 2024, due primarily to decreased inflationary pressures. Products and Systems segment gross margins increased by 540 basis points for the year ended December 31, 2024 to 55.1%, driven by favorable sales mix.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 was as follows:

	For the year ended December 31,
	2024	2023
	($ in thousands)
Operating Expenses
Selling, general and administrative expenses	$156,388	$166,749
Goodwill impairment charges	—	13,799
Reorganization and other costs	5,515	12,269
Environmental expense	1,660	—
Research and engineering	1,119	1,723
Depreciation and amortization	9,407	10,104
Acquisition-related expense, net	2	9
Legal settlement and litigation charges (benefit), net	(808)	1,058
	$173,283	$205,711
% of total revenue	23.7%	29.2%

Operating expenses decreased $32.4 million, or 15.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 due primarily to goodwill impairment charges being recorded in the prior period and reduced reorganization charges recorded in the current period as compared to the prior period, which were a result of our Project Phoenix initiatives. Selling, general and administrative expenses decreased $10.4 million, or 6.2% for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to actions taken related to our Project Phoenix initiatives to reduce selling, general and administrative expenses.

Income (Loss) from Operations

The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items (unaudited) for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023
	($ in thousands)
North America:
Income from operations (GAAP)	$62,286	$55,170
Reorganization and other costs	2,046	960
Legal settlement and insurance (recoveries) charges, net	(808)	1,058
Income before special items (non-GAAP)	$63,524	$57,188

International:
Income (loss) from operations (GAAP)	$6,275	$(12,229)
Goodwill Impairment charges	—	13,799
Reorganization and other costs	1,086	351
Income before special items (non-GAAP)	$7,361	$1,921

Products and Systems:
Income from operations (GAAP)	$2,510	$267
Reorganization and other costs	184	382
Income before special items (non-GAAP)	$2,694	$649

Corporate and Eliminations:
Loss from operations (GAAP)	$(31,245)	$(45,112)
Environmental expense	1,660	—
Reorganization and other costs	2,199	10,576
Acquisition-related expense, net	2	9
Loss before special items (non-GAAP)	$(27,384)	$(34,527)

Total Company:
Income (loss) from operations (GAAP)	$39,826	$(1,904)
Goodwill Impairment charges	—	13,799
Legal settlement and insurance (recoveries) charges, net	(808)	1,058
Environmental expense	1,660	—
Reorganization and other costs	5,515	12,269
Acquisition-related expense, net	2	9
Income before special items (non-GAAP)	$46,195	$25,231

See "Note about Non-GAAP Measures" in this Annual Report for an explanation of our use of non-GAAP measures.

Total Company income from operations (GAAP) increased by $41.7 million, or 2,191.7% compared to the year ended December 31, 2023. Total company income before special items (non-GAAP) increased by $21.0 million or 83.1% compared with the year ended December 31, 2023. Operating expenses, excluding special items (non-GAAP), as a percentage of revenue, was 22.9% for the year ended December 31, 2024 compared to 25.3% for the year ended December 31, 2023. The primary driver for the increase in Total Company income before special items was increased sales in 2024 compared to 2023. Total Company income before special items as a percentage of revenue increased by 270 basis points to 6.3% for the year ended December 31, 2024, from 3.6% for the year ended December 31, 2023. Our discussion below is qualified by the unknown impact that the Russia - Ukraine war will continue to have on our business and the economy in general, including the resulting economic disruption. Refer to Item 1A. Risk Factors in Part I of this Annual Report for further discussion.

Interest Expense

Interest expense was $17.1 million and $16.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. The increase was due to increased interest rates in the current period.

Income Taxes

Our effective income tax rate was approximately 21.8% for the year ended December 31, 2024, compared to 6.5% for the year ended December 31, 2023. The increase in effective tax rate was primarily driven by an impairment of $13.8 million impairment in year ended December 31, 2023, partially offset by the releasing of valuation allowance of $1.8 million.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act, 2021, (the "Appropriations Act") an additional stimulus package providing financial relief for individuals and small business. The Appropriations Act contains a variety of tax provisions, including full expensing of business meals in 2021 and 2022, and expansion of the employee retention tax credit. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows, but do not expect it to have a material impact.

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

Liquidity and Capital Resources

Overview

We have funded our operations from cash provided from operations, bank borrowings and lease financings. Management believes that our existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our Credit Agreement will be more than sufficient to meet anticipated cash needs over the next 12 months and for the foreseeable future. We generated operating cash flows of $50.1 million and $26.7 million for the years ended December 31, 2024 and 2023, respectively. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $23.0 million and $23.6 million for the years ended December 31, 2024 and 2023, respectively.

Cash Flows Table

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
($ in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$50,129	$26,748
Investing activities	(21,366)	(22,133)
Financing activities	(27,398)	(7,706)
Effect of exchange rate changes on cash and cash equivalents	(694)	249
Net change in cash and cash equivalents	$671	$(2,842)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 was $50.1 million, an increase of $23.4 million from the prior year period. The increase was mainly attributable to movements in working capital driven primarily by an increase in operating results and an increase in net accounts receivable collections in the current year as compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $21.4 million, a decrease of $0.8 million used in investing activities from the prior year period. The Company used $0.7 million less cash for purchases of property, plant and equipment and intangible assets in 2024 compared to 2023.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was $27.4 million, compared to $7.7 million for the year ended December 31, 2023. Net repayment of our revolving credit facility and term loan was approximately $19.5 million higher compared to 2023. In addition, for the year ended December 31, 2024, we incurred approximately $0.3 million less in taxes paid related to net share settlement of share-based awards than the prior period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $0.7 million for the year ended December 31, 2024, compared to an increase of $0.2 million for the year ended December 31, 2023. The primary driver of the change was foreign currency fluctuations during the year ended December 31, 2024 related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of December 31, 2024, we had cash and cash equivalents totaling $18.3 million and available borrowing capacity of up to $119.2 million under our Credit Agreement. Borrowings of $167.2 million and letters of credit of $3.1 million were outstanding under the Credit Agreement at December 31, 2024. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. As of December 31, 2024, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 11-Long-Term Debt of the notes to the consolidated financial statements, under the heading "Senior Credit Facility".

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

Future Uses of Cash

We expect our future uses of cash will primarily be for repayment of debt, purchases or manufacture of field-testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our North America segment. In addition, we annually fund a certain amount of replacement equipment, including a portion of our fleet vehicles. We historically spend approximately 2% to 3% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for each of the years ended December 31, 2024 and 2023 were approximately 3.2% and 3.4% of revenues, respectively. We continue to take steps to reduce spending and preserve cash.

Our Credit Agreement does not limit our ability to acquire other businesses or companies except for certain provisions as described within Note 11-Long-Term Debt of the notes to the consolidated financial statements. Our future capital spending may increase as we pursue growth opportunities and acquire additional equipment to meet or pursue business opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, finance leases, long-term debt repayments and various other obligations as they arise as noted within Note 11-Long-Term Debt and Note 17- Leases of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2024 and 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future net cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future net cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2024 and December 31, 2023, we had $80.9 million and $81.0 million in net property, plant and equipment, respectively, and $39.7 million and $44.0 million in intangible assets, net, respectively.

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

We elected to perform a quantitative assessment of goodwill on October 1, 2024. Our quantitative assessment considered relevant events and circumstances occurring since our interim quantitative goodwill impairment test performed as of September 30, 2024. Specifically, we considered changes in macroeconomic conditions, industry and market conditions, our internal forecasts of future revenue and expenses, our stock price, any significant events affecting the Company and actual changes in the carrying values of our net assets. After considering all positive and negative evidence for the assessment as of September 30, 2024, we concluded that it was not more likely than not that our carrying values exceeded fair values and as such, no additional impairment was indicated.

Additionally, as of December 31, 2024, there are no indicators of an impairment. See Note 8-Goodwill of the notes to the consolidated financial statements for additional information.

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

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $190 million revolving credit facility as well as our $125 million term loan bear interest at Secured Overnight Financing Rate ("SOFR"), plus a credit spread adjustment and applicable SOFR margin, ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio. Based on the amount of our variable rate debt of $167.2 million at December 31, 2024, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $1.9 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. Gains and losses relating to nonfunctional currency transactions, are reported in the Consolidated Statements of Income (Loss). For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. Translation adjustments for these movements are recorded as a separate component of Accumulated Other Comprehensive Income (Loss) in Stockholder Equity. For the year ended December 31, 2024, a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in adjusted operating income of approximately $1.5 million. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mistras Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company derives the majority of its revenue by providing services on a time and material basis that are short-term in nature. Revenue is recognized over time as work progresses for the Company's service deliverables, which includes providing testing, inspection and mechanical services to customers. Revenue is recognized over time, based on time and material incurred to date which best portrays the transfer of control to the customer. For the year ended December 31, 2024, the Company’s revenue was $729.6 million, a majority of which relates to revenue recognized for providing services on a time and material basis.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over revenue recognized over time. These procedures also included, among others (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing the unbilled revenue accrual at the end of the period, on a test basis, by obtaining the unbilled revenue analysis and supporting documentation, such as invoices, purchase orders/contracts, and timesheets; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2024 and obtaining and inspecting source documents, including invoices, delivery documents, and subsequent cash receipts, where applicable for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Mistras Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), equity and cash flows of Mistras Group, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2013 to 2023.

Short Hills, New Jersey

March 15, 2023, except for Note 19, as to which the date is March 11, 2025

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$18,317	$17,646
Accounts receivable, net	127,281	132,847
Inventories	14,485	15,283
Prepaid expenses and other current assets	12,387	14,580
Total current assets	172,470	180,356
Property, plant and equipment, net	80,892	80,972
Intangible assets, net	39,708	43,994
Goodwill	181,442	187,354
Deferred income taxes	6,267	2,316
Other assets	42,259	39,784
Total Assets	$523,038	$534,776

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$11,128	$17,032
Accrued expenses and other current liabilities	85,233	84,331
Current portion of long-term debt	11,591	8,900
Current portion of finance lease obligations	5,317	5,159
Income taxes payable	1,656	1,101
Total current liabilities	114,925	116,523
Long-term debt, net of current portion	158,056	181,499
Obligations under finance leases, net of current portion	15,162	11,261
Deferred income taxes	1,973	2,552
Other long-term liabilities	34,027	32,438
Total Liabilities	$324,143	$344,273
Commitments and contingencies (Note 18)

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,010,375 and 30,597,633 shares issued	402	305
Additional paid-in capital	250,832	247,165
Accumulated Deficit	(9,984)	(28,942)
Accumulated other comprehensive loss	(42,682)	(28,336)
Total Mistras Group, Inc. stockholders’ equity	198,568	190,192
Non-controlling interests	327	311
Total Equity	198,895	190,503
Total Liabilities and Equity	$523,038	$534,776

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	For the year ended December 31,
	2024	2023	2022

Revenue	$729,640	$705,473	$687,373
Cost of revenue	492,928	477,671	466,567
Depreciation	23,603	23,995	22,633
Gross profit	213,109	203,807	198,173
Selling, general and administrative expenses	156,388	166,749	166,400
Bad debt provision for troubled customers, net of recoveries	—	—	42
Reorganization and other costs	5,515	12,269	195
Environmental expense	1,660	—	—
Goodwill impairment charges	—	13,799	—
Legal settlement and litigation charges (benefit), net	(808)	1,058	(994)
Research and engineering	1,119	1,723	1,994
Depreciation and amortization	9,407	10,104	10,661
Acquisition-related expense, net	2	9	76
Income (loss) from operations	39,826	(1,904)	19,799
Other income	(1,485)	—	—
Interest expense	17,067	16,761	10,505
Income (loss) before provision (benefit) for income taxes	24,244	(18,665)	9,294
Provision (benefit) for income taxes	5,274	(1,220)	2,720
Net income (loss)	18,970	(17,445)	6,574
Less: net income attributable to noncontrolling interests, net of taxes	12	8	75
Net income (loss) attributable to Mistras Group, Inc.	$18,958	$(17,453)	$6,499
Earnings (loss) per common share
Basic	$0.61	$(0.58)	$0.22
Diluted	$0.60	$(0.58)	$0.21
Weighted average common shares outstanding:
Basic	30,926	30,330	29,901
Diluted	31,608	30,330	30,229

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,
	2024	2023	2022

Net income (loss)	$18,970	$(17,445)	$6,574

Other comprehensive income (loss):
Foreign currency translation adjustments	(14,342)	5,058	(13,084)
Comprehensive income (loss)	4,628	(12,387)	(6,510)
Less: net income attributable to noncontrolling interests, net of taxes	12	8	75
Less: Foreign currency translation adjustments attributable to noncontrolling interests	4	4	(5)
Comprehensive income (loss) attributable to Mistras Group, Inc.	$4,612	$(12,399)	$(6,580)

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common Stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. Stockholders’ Equity	Non-controlling interests
	Shares	Amount						Total Equity
Balance at December 31, 2021	29,546	$295	$238,687	$(17,988)	$(20,311)	$200,683	$229	$200,912
Net loss	—	—	—	6,499	—	6,499	75	6,574
Other comprehensive income, net of tax	—	—	—	—	(13,079)	(13,079)	(5)	(13,084)
Share-based compensation	—	—	5,335	—	—	5,335	—	5,335
Net settlement of restricted stock units	349	3	(991)	—	—	(988)	—	(988)
Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(17,453)	—	(17,453)	8	(17,445)
Other comprehensive loss, net of tax	—	—	—	—	5,054	5,054	4	5,058
Share-based compensation	—	—	5,712	—	—	5,712	—	5,712
Net settlement of restricted stock units	703	7	(1,578)	—	—	(1,571)	—	(1,571)
Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income (loss)	—	—	—	18,958	—	18,958	12	18,970
Other comprehensive loss, net of tax	—	—	—	—	(14,346)	(14,346)	4	(14,342)
Share-based compensation	—	—	5,072	—	—	5,072	—	5,072
Net settlement of restricted stock units	412	97	(1,405)	—	—	(1,308)	—	(1,308)
Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2024	2023	2022

Cash flows from operating activities
Net income (loss)	$18,970	$(17,445)	$6,574
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	33,010	34,099	33,294
Deferred income taxes	(4,868)	(5,281)	(517)
Share-based compensation expense	5,072	5,712	5,335
Impairment charges	—	13,799	—
Bad debt provision for troubled customers, net of recoveries	—	—	42
Change in allowance for credit losses	846	346	—
Foreign currency (gain) loss	(1,805)	1,030	(208)
Payment of finance costs	—	—	(400)
Fair value adjustments to contingent consideration	—	—	45
Other	(437)	(437)	786
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	1,286	(8,026)	(17,225)
Inventories	100	(1,867)	(1,283)
Prepaid expenses and other assets	1,228	(1,852)	5,959
Accounts payable	(5,148)	4,177	(93)
Accrued expenses and other liabilities	1,220	4,010	(6,454)
Income taxes payable	655	(580)	1,084
Payment of contingent consideration in excess of initial estimate	—	(937)	(533)
Net cash provided by operating activities	50,129	26,748	26,406
Cash flows from investing activities
Purchase of property, plant and equipment	(17,902)	(20,854)	(12,591)
Purchase of intangible assets	(5,084)	(2,795)	(825)
Proceeds from sale of equipment	1,620	1,516	1,178
Net cash used in investing activities	(21,366)	(22,133)	(12,238)
Cash flows from financing activities
Repayment of finance lease obligations	(5,495)	(5,047)	(4,140)
Proceeds from borrowings of long-term debt	—	611	125,000
Repayment of long-term debt	(9,096)	(7,598)	(81,405)
Proceeds from revolver	72,000	83,000	192,501
Repayments of revolver	(83,501)	(77,100)	(246,750)
Payments of financing costs	—	—	(147)
Payment of contingent consideration for business acquisitions	—	—	(405)
Taxes paid related to net share settlement of share-based awards	(1,306)	(1,572)	(977)
Net cash used in financing activities	(27,398)	(7,706)	(16,323)
Effect of exchange rate changes on cash and cash equivalents	(694)	249	(1,467)
Net change in cash and cash equivalents	671	(2,842)	(3,622)
Cash and cash equivalents:
Beginning of period	17,646	20,488	24,110
End of period	$18,317	$17,646	$20,488
Supplemental disclosure of cash paid
Interest, net	$15,572	$17,078	$8,603
Income taxes, net	$6,410	$6,901	$(3,069)
Noncash investing and financing
Equipment acquired through finance lease obligations	$9,899	$7,125	$5,076

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

Backed by an innovative, data-driven asset protection portfolio, proprietary technologies and decades-long legacy of industry leadership, the Company helps customers with asset-intensive infrastructure in the oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries towards achieving and maintaining operational excellence. By supporting these organizations that help fuel our vehicles and power our society; inspecting components that are trusted for commercial, defense, and space craft; building real-time monitoring equipment to enable safe travel across bridges; and helping to propel sustainability, the Company helps the world at large.

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

Recent Developments

The Company provides products and services to countries throughout the Middle East, where lawfully permitted, and in accordance with United States regulations. We continue to monitor the on-going conflicts throughout the Middle East. These conflicts caused disruptions in the Company's European operations in 2023 with increased costs associated with higher energy costs, amongst others. These disruptions have largely subsided in 2024. We may also experience increased costs associated with tariffs or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries). The Company will continue to monitor market conditions and respond accordingly.

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

The Company became the primary beneficiary in July 2020 of a VIE in which the Company has a 49% interest in a limited partnership, and a 49% stockholder in the corporate general partner of the limited partnership. The Company consolidated the financial statements of the VIE with the financial statements of the Company. As of and for the year ended December 31, 2024, the VIE had immaterial assets and had approximately $6.0 million of revenue. The Company is the primary sub-contractor of the VIE.

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

Concentration of Credit Risk

For each of the years ended December 31, 2024 and 2023, no customer represented 10% or more of the Company's revenue.

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

See Note 8-Goodwill for additional information related to the Company's goodwill impairment test during 2024.

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

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $1.0 million, $1.4 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Foreign currency (gains) losses arising from transactions denominated in currencies other than the functional currency are included in net income, reported in selling, general and administrative expenses, and were approximately $(1.8) million, $1.3 million, and $(0.2) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) to expand the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the provisions of this ASU in the fourth quarter of 2024 and applied the provisions retrospectively to each period presented in the consolidated financial statements. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows (in thousands):

Year ended December 31, 2024	North America	International	Products	Corp/Elim	Total
Oil & Gas	$376,333	$42,315	$275	$—	$418,923
Aerospace & Defense	63,111	23,785	120	—	87,016
Industrials	44,310	25,498	1,857	—	71,665
Power Generation and Transmission	27,035	7,629	1,854	—	36,518
Other Process Industries	32,353	17,190	302	—	49,845
Infrastructure, Research & Engineering	19,155	10,606	3,400	—	33,161
Petrochemical	14,437	1,134	—	—	15,571
Other	16,793	7,812	5,853	(13,517)	16,941
Total	$593,527	$135,969	$13,661	$(13,517)	$729,640

Year ended December 31, 2023	North America	International	Products	Corp/Elim	Total
Oil & Gas	$379,221	$36,615	$159	$—	$415,995
Aerospace & Defense	56,000	20,711	286	—	76,997
Industrials	42,518	26,292	1,773	—	70,583
Power Generation and Transmission	23,598	6,609	3,767	—	33,974
Other Process Industries	33,035	14,456	112	—	47,603
Infrastructure, Research & Engineering	16,620	9,320	3,168	—	29,108
Petrochemical	13,216	1,216	—	—	14,432
Other	15,122	9,195	3,721	(11,257)	16,781
Total	$579,330	$124,414	$12,986	$(11,257)	$705,473

Year ended December 31, 2022	North America	International	Products	Corp/Elim	Total
Oil & Gas	$356,763	$30,654	$335	$—	$387,752
Aerospace & Defense	61,475	18,763	314	—	80,552
Industrials	38,197	23,703	2,083	—	63,983
Power Generation and Transmission	31,197	8,304	2,603	—	42,104
Other Process Industries	40,778	14,021	28	—	54,827
Infrastructure, Research & Engineering	15,283	7,946	3,994	—	27,223
Petrochemical	15,360	536	—	—	15,896
Other	14,283	8,498	3,370	(11,115)	15,036
Total	$573,336	$112,425	$12,727	$(11,115)	$687,373

Revenue per key geographic location was as follows (in thousands):

Year ended December 31, 2024	North America	International	Products	Corp/Elim	Total
United States	$502,005	$1,607	$5,868	$(2,535)	$506,945
Other Americas	85,139	9,144	1,777	(6,047)	90,013
Europe	2,590	120,052	2,655	(4,118)	121,179
Asia-Pacific	3,793	5,166	3,361	(817)	11,503
Total	$593,527	$135,969	$13,661	$(13,517)	$729,640

Year ended December 31, 2023	North America	International	Products	Corp/Elim	Total
United States	$495,764	$934	$5,956	$(2,372)	$500,282
Other Americas	77,880	12,906	850	(4,697)	86,939
Europe	3,655	105,934	1,927	(3,381)	108,135
Asia-Pacific	2,031	4,640	4,253	(807)	10,117
Total	$579,330	$124,414	$12,986	$(11,257)	$705,473

Year ended December 31, 2022	North America	International	Products	Corp/Elim	Total
United States	$485,551	$910	$6,495	$(3,083)	$489,873
Other Americas	83,877	9,076	406	(4,105)	89,254
Europe	2,811	99,714	1,896	(3,502)	100,919
Asia-Pacific	1,097	2,725	3,930	(425)	7,327
Total	$573,336	$112,425	$12,727	$(11,115)	$687,373

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

Revenue recognized for 2024 and 2023, that was included in the contract liability balance at the beginning of the year was $6.7 million and $6.3 million, respectively. Changes in the contract asset and liability balances during the years ended December 31, 2024 and 2023, were not impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3. Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflects: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of shares of common stock during the period and (ii) the pro forma vesting of restricted stock units.

The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands except share data):

	For the year ended December 31,
	2024	2023	2022
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$18,958	$(17,453)	$6,499
Denominator
Weighted average common shares outstanding	30,926	30,330	29,901
Basic earnings (loss) per share	$0.61	$(0.58)	$0.22

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$18,958	$(17,453)	$6,499
Denominator
Weighted average common shares outstanding	30,926	30,330	29,901
Dilutive effect of stock options outstanding	106	—
Dilutive effect of restricted stock units outstanding	576	—	328
	31,608	30,330	30,229
Diluted earnings (loss) per share	$0.60	$(0.58)	$0.21

The following potential shares of common stock were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended December 31,
	2024	2023	2022
Potential shares of common stock attributable to restricted stock units (RSUs) and performance stock units (PSUs) outstanding (1)	307	547	1,005
Potential shares of common stock attributable to stock options outstanding	—	—	1
Total	307	547	1,006

 (1) For the year ended December 31, 2023, 1,014,527 shares of common stock related to restricted stock and 250,000 stock options, were excluded from the calculation of diluted EPS due to the net loss for the period.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2024	2023
Trade accounts receivable	$129,894	$134,495
Allowance for credit losses	(2,613)	(1,648)
Accounts receivable, net	$127,281	$132,847

The Company had $21.3 million and $18.5 million of unbilled revenues accrued as of December 31, 2024 and December 31, 2023, respectively, which is included within the trade accounts receivable balance above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$5,344	$6,099
Work in progress	1,018	839
Finished goods	5,146	5,740
Consumable supplies	2,977	2,605
Inventories	$14,485	$15,283

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		December 31,
	Useful Life	2024	2023
	(Years)	(in thousands)
Land		$2,429	$2,453
Building and improvements	30-40	27,973	26,663
Office furniture and equipment	5-8	16,768	21,334
Machinery and equipment	5-7	274,907	269,306
		322,077	319,756
Accumulated depreciation and amortization		(241,185)	(238,784)
Property, plant and equipment, net		$80,892	$80,972

Depreciation expense was approximately $25.3 million, $25.6 million, and $24.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Acquisitions

Acquisition-Related expense

In the course of its acquisition activities, the Company incurs costs in connection with due diligence, such as professional fees, and other expenses. Additionally, the Company adjusts the fair value of acquisition-related contingent consideration liabilities on a quarterly basis. These amounts are recorded as acquisition-related expense, net, on the Consolidated Statements of Income (Loss) and were as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Due diligence, professional fees and other transaction costs	$2	$9	$31
Adjustments to fair value of contingent consideration liabilities	—	—	45
Acquisition-related expense, net	$2	$9	$76

8. Goodwill

The changes in the carrying amount of goodwill by segment is shown below (in thousands):

	North America	International	Products and Systems	Total
Balance at December 31, 2022	$185,710	$13,925	$—	$199,635
Impairment charges	—	(13,799)	—	(13,799)
Foreign currency translation	1,644	(126)	—	1,518
Balance at December 31, 2023	$187,354	$—	$—	$187,354
Foreign currency translation	(5,912)		—	(5,912)
Balance at December 31, 2024	$181,442	$—	$—	$181,442

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

The Company's cumulative goodwill impairment as of December 31, 2024 was $114.0 million, of which $57.2 million related to the North America segment, $43.6 million related to the International segment and $13.2 million related to the Products and Systems segment.

9. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

		December 31,
		2024			2023
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-18	$107,704	$(92,220)	$15,484	$110,780	$(90,506)	$20,274
Software/Technology	3-15	57,414	(33,930)	23,484	55,053	(32,230)	22,823
Covenants not to compete	2-5	12,391	(12,371)	20	12,536	(12,488)	48
Other	2-12	10,218	(9,498)	720	10,466	(9,617)	849
Total		$187,727	$(148,019)	$39,708	$188,835	$(144,841)	$43,994

Amortization expense for the years ended December 31, 2024, 2023 and 2022, was approximately $7.6 million, $8.5 million, and $9.1 million, respectively, including amortization of software/technology for these periods of $2.9 million, $2.9 million, and $2.9 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2024 related to the Company’s intangible assets is expected to be as follows (in thousands):

Expected Amortization Expense
2025	$6,996
2026	6,290
2027	5,762
2028	5,153
2029	4,808
Thereafter	10,699
Total	$39,708

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued salaries, wages and related employee benefits	$27,990	$27,372
Accrued workers' compensation and health benefits	4,898	4,385
Deferred revenue	8,096	7,136
Right-of-use liability - Operating	11,375	10,686
Pension accrual	2,458	2,458
Other accrued expenses	30,416	32,294
Total accrued expenses and other current liabilities	$85,233	$84,331

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2024	2023
Senior credit facility	$59,650	$71,150
Senior secured term loan, net of unamortized debt issuance costs of 0.3 million and $0.4 million	107,545	115,253
Other	2,452	3,996
Total debt	169,647	190,399
Less: Current portion	(11,591)	(8,900)
Long-term debt, net of current portion	$158,056	$181,499

Senior Credit Facility

On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”) which provides the Company with a $190 million, 5-year committed revolving credit facility and a $125 million term loan with a balance of $107.5 million as of December 31, 2024. The Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of December 31, 2024, the Company had borrowings of $167.2 million and a total of $3.1 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.8 million as of December 31, 2024, which is included in Other assets on the Consolidated Balance Sheet and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of December 31, 2024, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Other Debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At December 31, 2024, there was an aggregate of approximately $2.5 million outstanding, payable at various times through 2030. Monthly payments range from $1 thousand to $15 thousand, and interest rates range from 0.4% to 3.5%.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2024 are as follows (in thousands):

2025	$11,591
2026	13,062
2027	144,211
2028	357
2029	364
Thereafter	62
Total	$169,647

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

The following table represents the changes in the fair value of Level 3 contingent consideration (in thousands):

	December 31,
	2024	2023
Balance at the beginning of the period:	$—	$937
Acquisitions	—	—
Payments		(937)
Accretion of liability	—	—
Revaluation	—	—
Foreign currency translation	—	—
Balance at the end of the period:	$—	$—

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

13. Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to the 2016 Plan, including an increase to the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,850,000 shares were available for future grants as of as of December 31, 2024.

Stock Options

On October 11, 2023, Mr. Stamatakis was granted an award of stock options to purchase 250,000 shares of common stock of the Company, with an exercise price of $5.36, the closing price of the Company's common stock as quoted on the New York Stock Exchange on the grant date (the "Options"). The Options were granted as an inducement for Mr. Stamatakis to accept the position of Interim President and CEO of the Company and were therefore granted outside the 2016 Plan, as permitted by the rules of the NYSE. The Options can be exercised any time after the grant date until its expiration date, which is the earlier of 10 years from the grant date or one year following the date Mr. Stamatakis is no longer serving as an officer, director or in any other capacity of the Company. The Company recognized all share-based compensation expense related to the stock options granted in the fourth quarter of 2023 when they were granted, and no further unrecognized share-based compensation expense remains as of the end of the current period.

For the year ended 2022, the Company did not recognize any share-based compensation expense related to stock option awards, as the one outstanding stock option award was already fully vested and expired during the year ended 2022. No unrecognized compensation costs remained related to the stock option awards. In addition, there were no stock options exercised during the years ended December 31, 2024, 2023 and 2022.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices and options outstanding as of December 31, 2024, 2023 and 2022 as follows (in thousands, except per share amounts and years):

	For the years ended December 31,
	2024		2023		2022
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	250	$5.36	—	$—	5	$22.35
Granted	—	$—	250	$5.36	—	$—
Exercised	—	$—	—	$—	—	$—
Expired or forfeited	—	$—	—	$—	(5)	$22.35
Outstanding at end of year:	250	$5.36	250	$5.36	—	$—

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company makes semi-annual issuances of fully-vested common stock to its non-employee directors. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Awards issued	60	133	70
Grant date fair value of awards issued	$549	$750	$450

Restricted Stock Unit Awards

Restricted Stock Units generally vest ratably on each of the first four anniversary dates of issuance. The Company recognized approximately $4.1 million, $4.9 million and $3.7 million of share-based compensation for the years ended December 31, 2024, 2023 and 2022, respectively, related to restricted stock unit awards. As of December 31, 2024, there was approximately $7.5 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which are expected to be recognized over a remaining weighted average period of 2.2 years. Upon vesting, restricted stock units are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Awards issued	467	683	401
Grand date fair value of awards issued	$4,247	$4,269	$2,524

A summary of the Company's outstanding, non-vested restricted share units is as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,184	$8.07	1,415	$6.66	1,208	$7.96
Granted	733	$8.52	606	$8.30	687	$7.59
Released	(467)	$9.09	(683)	$6.25	(401)	$6.63
Forfeited	(219)	$8.35	(154)	$8.00	(79)	$14.23
Outstanding at end of period:	1,231	$8.41	1,184	$8.07	1,415	$6.66

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units ("PRSUs") that have been granted to select executives and senior officers whose ultimate payouts may vary between zero and 200% of the target award, based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee").

For 2022, the Compensation Committee utilized the following three performance metrics for PRSUs approved in that year. The three metrics were:
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
3.Total Shareholder Return ("TSR") measures the total return to shareholders of the Company during the 1-year performance period versus the total return to the shareholders of a predefined peer group of companies that provide inspection, testing, certification or similar industrial services. The return will be measured by the year over year percent change in share price. The share prices used to calculate the return are the average share price during the 20-trading day period ending on the initial measurement date (the last 20 trading days preceding the performance period), compared to the average share price during the 20-trading day period ending on the final measurement date (the last 20 trading days of the performance period). Any cash dividends or distributions paid in 2022 were added to calculate the return to shareholders during the year. TSR is considered a market condition for which the fair value of PRSUs with this condition is determined using a Monte Carlo valuation model. Key assumptions in the Monte Carlo valuation model included:
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

PRSUs are equity-classified and compensation costs related to PRSUs with performance conditions are initially measured using the fair value of the underlying stock at the date of grant. Compensation costs related to the PRSUs with performance conditions are subsequently adjusted for changes in the expected outcomes of the performance conditions. Compensation cost related to the PRSUs with a market condition is not reversed if the market condition is not achieved, provided the employee requisite service has been rendered. Earned PRSUs generally vest ratably in four equal annual installments over the four years following completion of the performance period, for a total requisite service period of up to five years, and have no dividend equivalent rights.

A summary of the Company's PRSU activity is presented as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2024		2023		2022
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	60	$9.33	371	$9.96	388	$10.07
Granted	295	$8.76	282	$8.50	341	$6.55
Performance condition adjustments, net	(201)	$8.76	(305)	$8.34	(285)	$7.71
Released	(29)	$9.87	(204)	$6.59	(73)	$5.17
Forfeited	—	$8.02	(84)	$6.95	—	$—
Outstanding at end of period:	125	$9.12	60	$9.33	371	$9.96

For the year ended December 31, 2024, 295,000 PRSUs were granted. There was a 201,000 net unit reduction to these awards, which represents the Company's achievement of the threshold level of the Adjusted EBITDA target and not achieving the revenue or FCF performance goals, during the year ended December 31, 2024.

For the year ended December 31, 2023, 282,000 PRSUs were granted. There was a 305,000 net unit reduction to these awards, which reflects the Company's performance against specified goals, during the year ended December 31, 2023.

For the year ended December 31, 2022, 341,000 PRSUs were granted. There was a 285,000 unit reduction to these awards, which reflects the Company's performance against specified goals, during the year ended December 31, 2022.

Compensation expense related to all PRSUs described above was $0.4 million, $0.7 million, and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there was $0.6 million of total unrecognized compensation costs related to approximately 125,000 unvested performance restricted stock units. These costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

For the years ended December 31, 2024, 2023 and 2022, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $1.6 million, $0.8 million, and $1.6 million, respectively.

14. Income Taxes

Income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Income (loss) before provision (benefit) for income taxes from:
U.S. operations	$16,010	$(6,900)	$439
Foreign operations	8,234	(11,765)	8,855
Income (loss) before provision (benefit) for income taxes	$24,244	$(18,665)	$9,294

The provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2024	2023	2022
Current
Federal	$6,164	$1,372	$(644)
States and local	1,333	705	464
Foreign	2,642	2,063	3,251
Reserve for uncertain tax positions	3	16	136
Total current provision (benefit)	$10,142	$4,156	$3,207
Deferred
Federal	$(3,595)	$(2,005)	$(435)
States and local	143	(122)	242
Foreign	(188)	(1,439)	(1,614)
Reserve for uncertain tax positions	—	—	—
Total deferred benefit	(3,640)	(3,566)	(1,807)
Net change in valuation allowance	(1,228)	(1,810)	1,320
Net deferred benefit	(4,868)	(5,376)	(487)
Total provision (benefit) for income taxes	$5,274	$(1,220)	$2,720

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows (in thousands):

	For the years ended December 31,
	2024		2023		2022
Federal tax at statutory rate	$5,091	21.0%	$(3,920)	21.0%	$1,952	21.0%
State taxes, net of federal benefit	872	3.6%	611	(3.3)%	622	6.7%
Foreign tax	444	1.8%	274	(1.5)%	218	2.3%
Goodwill impairment	—	—%	2,901	(15.5)%	—	—%
Equity compensation	(20)	(0.1)%	716	(3.8)%	—	—%
US taxation of foreign earnings	19	0.1%	98	(0.5)%	100	1.1%
Permanent differences	405	1.7%	485	(2.6)%	363	3.9%
Research & Development Credit	(713)	(2.9)%	(602)	3.2%	(1,716)	(18.5)%
Change in valuation allowance	(1,228)	(5.1)%	(1,810)	9.7%	1,320	14.2%
Impact of foreign tax rate changes	—	—%		—%	(246)	(2.6)%
Other	404	1.7%	27	(0.1)%	107	1.2%
Total provision (benefit) for income taxes	$5,274	21.8%	$(1,220)	6.6%	$2,720	29.3%

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

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets
Allowance for doubtful accounts	$470	$298
Inventory	1,218	1,201
Intangible assets	808	1,036
Accrued expenses	4,090	4,085
Net operating loss carryforward	4,369	5,329
Finance lease obligations	189	275
Stock Options	183	187
Deferred stock based compensation	911	723
Interest carryforward	6,328	4,174
Right-of-use liability	8,696	8,984
R&D Expense	6,671	5,091
Credits	100	87
Other	442	1,694
Deferred income tax assets	34,475	33,164
Valuation allowance	(4,034)	(6,029)
Net deferred income tax assets	$30,441	$27,135
Deferred income tax liabilities
Property and equipment	$(5,404)	$(6,472)
Goodwill	(10,134)	(9,132)
Intangible assets	(1,952)	(2,822)
Right-of-use asset	(8,657)	(8,944)
Other	—	(2)
Deferred income tax liabilities	(26,147)	(27,372)
Net deferred income taxes	$4,294	$(237)

As of December 31, 2024, the Company had no federal net operating loss carry forwards (NOLs). In addition, as of December 31, 2024, the Company had state and foreign NOLs of $23.8 million and $12.2 million, respectively. Approximately $11.8 million of state NOLs expire at various times from 2023 to 2042, while the remainder of the Company's state NOLs do not expire. Approximately $1.9 million of the foreign NOLs expire at various times from 2023 to 2041, while the remainder of the Company's foreign NOLs do not expire.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on future reversals of existing taxable temporary differences, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and an assessment of estimated future taxable income, exclusive of reversing temporary differences and carryforwards, that incorporates on going, prudent and feasible tax planning strategies. At December 31, 2024 and December 31, 2023, the Company had a valuation allowance of approximately $4.0 million and $6.0 million, respectively, primarily against certain state and foreign NOLs and other specific deferred tax assets. The net decrease in the valuation allowance of approximately $2.0 million is primarily attributable to state and foreign net operating losses and changes in foreign exchange rates, offset by a reduction of expiring losses. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets. .

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties (in thousands):

	For the year ended December 31,
	2024	2023
Balance at beginning of period	$258	$258
Additions for tax positions related to the current fiscal period	—	—
Additions for tax positions related to prior years	—	—
Reductions related to the expiration of statutes of limitations	(7)	—
Balance at end of period	$251	$258

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, there were approximately $0.3 million and $0.3 million of unrecognized tax benefits, respectively, including penalties and interest. If the Company recognized these unrecognized tax benefits, approximately $0.3 million and $0.3 million would favorably affect the effective tax rate for both December 31, 2024 and December 31, 2023, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ended December 31, 2024, 2023 and 2022. The Company anticipates a decrease to its unrecognized tax benefits of $0.1 million excluding interest and penalties within the next 12 months.

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

As previously noted, the Tax Act made significant changes to the taxation of undistributed earnings, requiring that all previously untaxed earnings and profits of the Company's controlled foreign operations be subjected to the transition tax. Since these earnings have now been subjected to U.S. federal tax, they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes. As of December 31, 2024, the Company has not recognized a deferred tax liability for foreign withholdings and state taxes on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. The Company has estimated $74.4 million of unremitted international earnings which provides an unrecorded deferred tax liability related to undistributed international earnings of approximately $1.2 million.

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

The Company’s contribution to the plan was $4.1 million, $3.9 million, and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company's subsidiary participated with other employers in contributing to the Boilermaker-Blacksmith National Pension Trust (EIN 48-6168020) (“Boilermakers”) and Plumbers and Pipefitters National Pension Fund (EIN 52-6152779) (“Pipefitters”), multi-employer defined benefit pension plans, which cover certain U.S. based union employees. The plans provide pension benefits with contribution rates that are collectively bargained between participating employers and their affiliated Boilermakers and Pipefitters local unions. Both the Boilermakers and Pipefitters plans are approximately 80 percent funded as of the latest Form 5500 filed, respectively. The Company did not make any contributions to the Boilermakers plan during the years ended December 31, 2024 and 2023 while making de minimis contributions to the Pipefitters plan during the same periods. See Note 18-Commitments and Contingencies, Pension Related Contingencies, for additional detail.

The Company has other benefit plans covering certain employees throughout the Company. Amounts charged to expense under these plans were not significant in any year.

16. Related Party Transactions

The Company leases its headquarters under an operating lease from a stockholder and director of the Company. On August 1, 2014, the Company extended its lease at its headquarters requiring monthly payments through October 2024. Total rent payments made during the year ended December 31, 2024 were approximately $1.0 million. See Note 17-Leases for further detail.

The Company receives benefits consulting services from Capital Management Enterprise (“CME”). Manuel N. Stamatakis, Executive Chairman of our Board of Directors, is the Chief Executive Officer of CME. The Company does not pay any fees to CME and any compensation CME receives related to work for the Company is received by commissions paid by the third-party benefit providers.

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

The Company’s Consolidated Balance Sheets include the following related to operating leases as of December 31, 2024 and 2023 (in thousands):

Leases	Classification	2024	2023
Assets:
ROU assets	Other Assets	$40,401	$37,512

Liabilities:
ROU liability - current	Accrued expenses and other current liabilities	$11,375	$10,686
ROU liability - long-term	Other long-term liabilities	30,279	28,219
Total ROU liabilities		$41,654	$38,905

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $1.8 million as of December 31, 2024 and $0.8 million as of December 31, 2023. Total rent payments for this facility were approximately $1.0 million and $1.0 million during the years ended December 31, 2024 and 2023. An agreement was reached with the related party to reduce rental payments by 12.5% for the lease of the Company’s headquarters, effective February 2022 as part of a voluntary reduction.

As of December 31, 2024 and 2023, the total ROU assets attributable to finance leases are approximately $17.9 million and $14.5 million, respectively, which is included in Property, plant, and equipment, net on the Consolidated Balance Sheets.

The components of lease costs for the year ended December 31, 2024 and 2023 are as follows (in thousands):

	Classification	2024	2023
Finance lease expense:
Amortization of ROU assets	Depreciation and amortization	$5,491	$5,152
Interest on lease liabilities	Interest expense	1,062	917
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	14,213	13,234
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	56	179
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	1,683	2,034
Total		$22,505	$21,516

Additional information related to leases as of December 31, 2024 and 2023 is as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases (in thousands):
Finance - financing cash flows	$5,495	$5,047
Finance - operating cash flows	1,062	917
Operating - operating cash flows	14,243	13,208
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$9,899	$7,125
Operating leases	16,254	10,598
Weighted-average remaining lease term (in years):
Finance leases	5.0	4.7
Operating leases	4.7	4.4
Weighted-average discount rate:
Finance leases	6.5%	6.5%
Operating leases	6.1%	6.1%

Maturities of lease liabilities as of December 31, 2024 is as follows (in thousands):

	Finance	Operating
2025	$6,402	$13,462
2026	5,772	10,880
2027	4,846	8,256
2028	3,178	6,097
2029	1,701	3,498
Thereafter	1,374	5,692
Total	23,273	47,885
Less: Present value discount	2,794	6,231
Lease liability	$20,479	$41,654

18. Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is periodically involved in lawsuits, investigations and claims. While uncertainties exist with respect to the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company, based on currently available information, does not believe that any currently pending or threatened legal proceeding to which the Company is a party, or is likely to become a party, including those proceedings identified in this Note 18, will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs incurred by the Company to defend lawsuits, investigations and claims and amounts the Company pays to other parties because of these matters may be covered by insurance in some circumstances.

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

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of this subsidiary required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of December 31, 2024 is approximately $2.5 million, which was incurred in 2018 and 2019.

19. Segment Disclosure

The Company’s three operating segments, which are also the Company's reportable segments, are:

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

The chief operating decision maker ("CODM") reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. For the year ended December 31, 2024, our CODM was identified as Manny Stamatakis, the Interim Chief Executive Officer, because he has final authority over performance assessment and resource allocation decisions. Beginning January 1, 2025, our CODM was identified as Natalia Shuman, upon her appointment as our Chief Executive Officer effective January 1, 2025, as she has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.

Segment income (loss) from operations is the primary performance measure used by the CODM to evaluate segment performance and allocate resources, including considering budget-to-actual variances and prior year-to-actual variances on a monthly basis in accordance with GAAP under ASC 280, Segment Reporting. Segment income (loss) from operations for each of the Company's reportable segments are comprised of revenue, selling, general & administrative expenses, and "other expenses." "Other expenses" include cost of revenue, bad debt provision for troubled customers, goodwill impairment charges, reorganization and environmental costs, legal settlements and recoveries, acquisition-related expenses, depreciation and amortization and research and engineering.

Corporate and other assets are comprised principally of cash, deposits, property, plant and equipment, domestic deferred taxes, deferred charges and other assets. Corporate loss from operations consists of administrative charges related to corporate personnel and other charges that cannot be readily identified for allocation to a particular segment. These items of our operating profit are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM, as well as the measure of segment performance used for incentive compensation purposes.

The accounting policies of the reportable segments are the same as those described in Note 1-Summary of Significant Accounting Policies and Practices.

Selected consolidated financial information by segment for the periods shown was as follows. Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

For the year ended December 31, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$593,527	$135,969	$13,661	$743,157	$(13,517)	$729,640
Selling, general & administrative expenses	95,750	29,879	3,677	129,306	27,082	156,388
Other Expenses	435,491	99,815	7,474	542,780	(9,355)	533,425
Income (loss) from operations	$62,286	$6,275	$2,510	$71,071	$(31,245)	$39,826

For the year ended December 31, 2023

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$579,330	$124,414	$12,986	$716,730	$(11,257)	$705,473
Selling, general & administrative expenses	99,446	29,140	4,049	132,635	34,114	166,749
Other Expenses	424,714	107,503	8,670	540,887	(259)	540,628
Income (loss) from operations	$55,170	$(12,229)	$267	$43,208	$(45,112)	$(1,904)

For the year ended December 31, 2022

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$573,336	$112,425	$12,727	$698,488	$(11,115)	$687,373
Selling, general & administrative expenses	102,087	27,554	4,236	133,877	32,523	166,400
Other Expenses	421,633	81,305	9,483	512,421	(11,247)	501,174
Income (loss) from operations	$49,616	$3,566	$(992)	$52,190	$(32,391)	$19,799

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income (loss) can be seen on the Consolidated Statement of Income (Loss). For the year ended December 31, 2024, Products and Systems segment revenue was comprised of approximately $4.0 million of sales to the International segment, which was eliminated upon consolidation. Intersegment revenue related to sales between other segments was immaterial for the years ended December 31, 2024, 2023, and 2022.

	December 31,
	2024	2023
Intangible assets, net
North America	$30,869	$37,622
International	1,377	2,998
Products and Systems	946	1,168
Corporate and eliminations	6,516	2,206
	$39,708	$43,994

	December 31,
	2024	2023
Total assets
North America	$390,052	$402,782
International	97,546	99,398
Products and Systems	11,280	13,259
Corporate and eliminations	24,160	19,337
	$523,038	$534,776

	December 31,
	2024	2023
Long-lived assets
North America	$268,608	$279,358
International	24,822	27,967
Products and Systems	1,049	1,423
Corporate and eliminations	7,563	3,572
	$302,042	$312,320

Refer to Note 2-Revenue, for revenue by industry and by geographic area for the years ended December 31, 2024, 2023, and 2022.

20. Subsequent Events

On December 5, 2024, the Board, in furtherance of its management succession planning, appointed Natalia Shuman, as the Company’s President and Chief Executive Officer, effective as of January 1, 2025. In these positions, Ms. Shuman will succeed Manuel N. Stamatakis, who has served as the Company’s interim President and Chief Executive Officer since October 9, 2023. Mr. Stamatakis will continue as the Executive Chairman of the Company and, in this position, will continue to lead the Board and exercise supervisory responsibility over the strategic direction of the Company, oversee, and receive reports from, the new President and Chief Executive Officer, and perform such other duties from time to time that may be assigned to him by the Board.

On December 12, 2024, the Company announced the appointment of Hani Hammad, previously the Company’s Executive Vice President and Chief Transformation Officer, to the position of Executive Vice President and Chief Operating Officer, effective January 1, 2025.

On December 31, 2024, the Compensation Committee approved the grant to Mr. Stamatakis, of a stock option for the purchase of 375,000 shares of the Company’s common stock at an exercise price per share equal to the closing price of the common stock, as reported on the New York Stock Exchange, on January 6, 2025.

On February 6, 2025, the Company announced the passing of its founder and Chairman Emeritus, Dr. Sotirios Vahaviolos.

On February 7, 2025, the Company terminated the employment of its Executive Vice President, and President of Services, John A. Smith. Mr. Smith’s separation is without cause and he will be entitled to receive severance and related benefits for such a separation, subject to the execution of a release by Mr. Smith.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Interim President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chairman and Interim President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended December 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporation by Reference

Certain of the information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers” in Part I of this Annual Report. The remaining information required by Item 10 is incorporated herein by reference to the relevant information to be included in our definitive proxy statement related to our 2024 annual meeting of stockholders.

Insider trading policies and procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Compliance Policy”). The Company’s Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2025 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2025 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2025 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2025 annual meeting of stockholders.

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
10.2
First Amendment, dated February 27, 2024, to the Credit Agreement, dated August 1, 2022 (filed as exhibit 10.1 to Current Report on Form 8-K filed on March 1, 2024 and incorporated herein by reference)

10.3
Form of Indemnification Agreement for directors and officers (filed as exhibit 10.1 to the Registration Statement on Form S-1 (Amendment No. 4) filed on September 21, 2009 (Registration No. 333-151559) and incorporated herein by reference)

10.4	Mistras Group, Inc. 2016 Long-Term Incentive Plan (filed as exhibit B to the Definitive Proxy Statement dated September 7, 2016 and incorporated herein by reference)
10.5	Amendment No. 1, dated May 19, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report Form 10-Q filed on August 7, 2020 and incorporated herein by reference)
10.6	Amendment No. 2, dated December 1, 2020, to the 2016 Long-Term Incentive Plan (filed as exhibit 10.10 to the Annual Report on Form 10-K filed March 16, 2021 and incorporated herein by reference)
10.7	Amendment No. 3 dated May 23, 2022 to the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 5, 2022 and incorporated herein by reference)
10.8
Mistras Group, Inc. 2016 Long-Term Incentive Plan, Amended and Restated as of March 27, 2024 (filed as Exhibit A to the Definitive Proxy Statement dated April 4, 2024 and incorporated herein by reference)

10.9
Form of Restricted Stock Unit Certificate for awards to senior officers under the 2016 Long-Term Incentive Plan (filed as exhibit 10.2 to the Quarterly Report Form 10-Q filed on May 19, 2020 and incorporated herein by reference)

10.10*	Mistras Group, Inc. Executive Severance Plan adopted on December 4, 2024
10.11
Employment Agreement between the Company and Sotirios J. Vahaviolos, dated February 28, 2018 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 8, 2018 and incorporated by reference herein)

10.12	Description of Compensation for Non-Employee Directors effective January 1, 2023 (filed as exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 5, 2023, and incorporated herein by reference).
10.13	Separation Agreement and Release between Jonathan Wolk and Registrant (filed as exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2023 and incorporated herein by reference).
10.14
Employment Agreement between the Company and Gennaro A. D'Alterio dated September 11, 2023 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2023 and incorporated by reference herein).

10.15	Employment Agreement between the Company and John A. Smith dated October 1, 2023 (filed as exhibit 10.16 to the Annual Report on Form 10-K filed March 11, 2024 and incorporated herein by reference)
10.16
Letter Agreement dated October 9, 2023, between the Company and Manuel N. Stamatakis (filed as exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2023 and incorporated herein by reference).

10.17*
Inducement Award between the Company and Manuel N. Stamatakis dated October 11, 2023 (filed as exhibit 10.18 to the Annual Report on Form 10-K filed March 11, 2024 and incorporated herein by reference)

10.18
Separation Agreement (and a General Release of Claims attached thereto) between the Company and Dennis Bertolotti effective December 6, 2023 (filed as exhibited 10.1 to Current Report on Form 8-K filed December 8, 2023, and incorporated herein by reference).

10.19	Employment Agreement between the registrant and Hani Hammad dated March 26, 2024 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 3, 2024, and incorporated herein by reference)
10.20
Employment Agreement between the registrant and Natalia Shuman-Fabbri dated December 5, 2024 (filed as exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2024, and incorporated herein by reference)

10.21
Employment Agreement between the registrant and Edward Prajzner dated December 31, 2024 (filed as exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2025, and incorporated herein by reference)

10.22
Employment Agreement between the registrant and Manuel Stamatakis dated December 31, 2024 (filed as exhibit 10.1 to Current Report on Form 8-K/A filed on January 2, 2025, and incorporated herein by reference)

10.23	Form of Stock Option Award Agreement between the registrant and Manuel Stamatakis (filed as exhibit 10.2 to Current Report on Form 8-K/A filed January 2, 2025, and incorporated herein by reference)
19.1*	Insider Trading Compliance Policy

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of KPMG LLP
24.1*	Power of Attorney (included as part of the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________________
Exhibits 10.3 to 10.23 are management contracts or compensatory plans, contracts, or arrangements.
* Filed herewith.
** Furnished herewith.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ Natalia Shuman
Natalia Shuman
President and Chief Executive Officer
 Date: March 11, 2025

We, the undersigned directors and officers of Mistras Group, Inc., hereby severally constitute Natalia Shuman, Manuel N. Stamatakis, Edward J. Prajzner and Michael C. Keefe, and each of them singly, as our true and lawful attorneys with full power to each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Natalia Shuman	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2025
Natalia Shuman

/s/ Manuel N. Stamatakis	Executive Chairman	March 11, 2025
Manuel N. Stamatakis

/s/ Edward J. Prajzner	Senior Executive Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2025
Edward J. Prajzner

/s/ Nicholas DeBenedictis	Director	March 11, 2025
Nicholas DeBenedictis

/s/ James J. Forese	Director	March 11, 2025
James J. Forese

/s/ Richard H. Glanton	Director	March 11, 2025
Richard H. Glanton

/s/ Michelle J. Lohmeier	Director	March 11, 2025
Michelle J. Lohmeier

/s/ Charles P. Pizzi	Director	March 11, 2025
Charles P. Pizzi