Form 10-Q
period 2025-03-31
Mistras Group, Inc.
filed 2025-05-09
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
☐ Yes  ☒ No

As of May 5, 2025, the registrant had 31,329,814 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$18,536	$18,317
Accounts receivable, net	128,192	127,281
Inventories	14,141	14,485
Prepaid expenses and other current assets	15,104	12,387
Total current assets	175,973	172,470
Property, plant and equipment, net	82,796	80,892
Intangible assets, net	39,187	39,708
Goodwill	181,530	181,442
Deferred income taxes	6,351	6,267
Other assets	40,952	42,259
Total assets	$526,789	$523,038
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$13,385	$11,128
Accrued expenses and other current liabilities	85,485	85,233
Current portion of long-term debt	12,374	11,591
Current portion of finance lease obligations	5,735	5,317
Income taxes payable	573	1,656
Total current liabilities	117,552	114,925
Long-term debt, net of current portion	159,500	158,056
Obligations under finance leases, net of current portion	15,871	15,162
Deferred income taxes	2,093	1,973
Other long-term liabilities	32,772	34,027
Total liabilities	327,788	324,143
Commitments and contingencies (Note 13)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,325,787 and 31,010,375 shares issued and outstanding	406	402
Additional paid-in capital	251,629	250,832
Accumulated deficit	(13,170)	(9,984)
Accumulated other comprehensive loss	(40,200)	(42,682)
Total Mistras Group, Inc. stockholders’ equity	198,665	198,568
Non-controlling interests	336	327
Total equity	199,001	198,895
Total liabilities and equity	$526,789	$523,038

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024

Revenue	$161,615	$184,442
Cost of revenue	115,286	132,355
Depreciation	5,437	5,934
Gross profit	40,892	46,153
Selling, general and administrative expenses	35,652	36,252
Reorganization and other costs	3,087	1,558
Environmental expense	540	—
Research and engineering	299	343
Depreciation and amortization	2,326	2,447
(Loss) income from operations	(1,012)	5,553
Interest expense	3,324	4,430
(Loss) income before (benefit) provision for income taxes	(4,336)	1,123
(Benefit) provision for income taxes	(1,168)	119
Net (loss) income	(3,168)	1,004
Less: net income attributable to noncontrolling interests, net of taxes	18	9
Net (loss) income attributable to Mistras Group, Inc.	$(3,186)	$995

Net (loss) income per common share
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03
Weighted-average common shares outstanding:
Basic	31,095	30,680
Diluted	31,095	31,356

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended March 31,
	2025	2024

Net (loss) income	$(3,168)	$1,004
Other comprehensive loss:
Foreign currency translation adjustments	$2,473	$(4,229)
Comprehensive Loss	(695)	(3,225)
Less: net income attributable to noncontrolling interest	18	9
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(9)	—
Comprehensive loss attributable to Mistras Group, Inc.	$(704)	$(3,234)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total Equity

Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net loss	—	—	—	(3,186)		(3,186)	18	(3,168)
Other comprehensive loss, net of tax	—	—	—	—	2,482	2,482	(9)	2,473
Share-based payments	—	—	2,279	—	—	2,279	—	2,279
Net settlement of restricted stock units	316	4	(1,482)	—	—	(1,478)	—	(1,478)
Balance at March 31, 2025	31,326	$406	$251,629	$(13,170)	$(40,200)	$198,665	$336	$199,001

Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	995	—	995	9	1,004
Other comprehensive income, net of tax	—	—	—	—	(4,229)	(4,229)	—	(4,229)
Share-based payments	—	—	1,228	—	—	1,228	—	1,228
Net settlement of restricted stock units	313	23	(1,064)	—	—	(1,041)	—	(1,041)
Balance at March 31, 2024	30,911	$328	$247,329	$(27,947)	$(32,565)	$187,145	$320	$187,465

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three months ended March 31,
	2025	2024

Cash flows from operating activities
Net (loss) income	$(3,168)	$1,004
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	7,763	8,381
Deferred income taxes	157	(144)
Share-based compensation expense	2,279	1,228
Bad debt provision for troubled customers, net of recoveries	360	227
Foreign currency loss (gain)	374	(561)
Other	(237)	15
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(145)	(8,696)
Inventories	441	(23)
Prepaid expenses and other assets	(2,426)	(6,593)
Accounts payable	1,978	(1,219)
Accrued expenses and other liabilities	(604)	6,905
Income taxes payable	(1,127)	80
Net cash provided by operating activities	5,645	604
Cash flows from investing activities
Purchase of property, plant and equipment	(4,555)	(4,804)
Purchase of intangible assets	(1,267)	(1,117)
Proceeds from sale of equipment	408	273
Net cash used in investing activities	(5,414)	(5,648)
Cash flows from financing activities
Repayment of finance lease obligations	(1,320)	(1,409)
Repayment of long-term debt	(2,653)	(1,907)
Proceeds from revolver	19,000	15,000
Repayment of revolver	(14,250)	(5,000)
Taxes paid related to net share settlement of share-based awards	(1,479)	(1,557)
Net cash (used in) provided by financing activities	(702)	5,127
Effect of exchange rate changes on cash and cash equivalents	690	(874)
Net change in cash and cash equivalents	219	(791)
Cash and cash equivalents at beginning of period	18,317	17,646
Cash and cash equivalents at end of period	$18,536	$16,855
Supplemental disclosure of cash paid
Interest, net	$3,087	$4,029
Income taxes, net of refunds	$1,677	$756
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,369	$1,165

.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc., together with its subsidiaries (the "Company"), is a leading "one source" multinational provider of integrated technology-enabled asset protection solutions helping to maximize the safety and operational uptime for civilization’s most critical industrial and civil assets.

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

The Company has three operating segments. Our segments are as follows:

•North America: This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

•International: This segment offers services, products and systems similar to those of the other segments to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

•Products and Systems: This segment designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

Recent Developments

We may experience increased costs associated with tariffs or trade barriers (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries). The Company will continue to monitor market conditions and respond accordingly.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2025 and December 31, 2024.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").

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

Change in Accounting Principle

Certain amounts in prior periods have been reclassified to conform to the current year presentation. The impacts of the reclassifications are shown in the tables below. Any reclassifications not shown below did not have a material effect on the Company's financial condition or results of operations as previously reported.

Change in Classification of Certain Expenses from Selling, General and Administrative Expenses to Cost of Revenue

During the period from January 1, 2025 through March 31, 2025, the Company changed the presentation of certain costs incurred at its operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services on its Unaudited Condensed Consolidated Statements of Income (Loss). This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the Company’s delivery of services, resulted in a decrease in selling, general and administrative expenses and an offsetting increase in cost of revenue. The Company believes this presentation is preferable as it will provide greater transparency regarding its cost of revenue and better align with how the business is managed.

This change in classification has been applied retrospectively to all periods presented and affects Selling, general and administrative expenses; Cost of revenue; and Gross profit on the Company's Unaudited Condensed Consolidated Statements of Income (Loss). This change in presentation had no impact to Revenue, Income (loss) from operations, Income (loss) before provision (benefit) for income taxes, Provision (benefit) for income taxes, Net income (loss), Earnings (loss) per common share, or other components of equity, net assets or cash flows. In addition, Selling, general and administrative expenses and Other Expenses information disclosed in Note 14 Segment Disclosure was updated for this change. The impacts of the update to the presentation of certain indirect costs on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024 are reflected below under the "Effect of change" columns.

	Three Months Ended March 31, 2025
	Prior Presentation Method	Effect of change	As Reported
Cost of revenue	$109,300	$5,986	$115,286
Gross profit	46,878	(5,986)	40,892
Selling, general and administrative expenses	41,638	(5,986)	35,652

	Three Months Ended March 31, 2024
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$127,418	$4,937	$132,355
Gross profit	51,090	(4,937)	46,153
Selling, general and administrative expenses	41,189	(4,937)	36,252

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1–Summary of Significant Accounting Policies and Practices in the 2024 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2024 Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

As of March 31, 2025, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 26.9% and 10.6% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate benefit for the three months ended March 31, 2025 was higher than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280) to expand the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted the provisions of this ASU in the fourth quarter of 2024 and applied the provisions retrospectively to each period presented in the consolidated financial statements. Adoption of the new standard did not have a material impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impacts this standard will have on our disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to require disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements. The standard is effective for fiscal years beginning after December 31, 2026 and early adoption is permitted. The guidance is required to be applied prospectively and amendments in the ASU may be applied prospectively or retrospectively. We are currently evaluating the impacts this standard will have on our disclosures.

On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and periodic reports. The required disclosures will include, but are not limited to, specific disclosures about climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the governance of climate-related risks and relevant risk management processes; Scope 1 and 2 greenhouse gas (GHG) emissions, if material or included in announced emission targets; certain climate-related financial statement metrics and related disclosures in a note to the audited financial statements; and information about climate-related targets and goals. The rules are effective on

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
a rolling basis for various fiscal years, beginning for the Company with annual reports for the year ending December 31, 2025. However, in response to various legal challenges, the SEC voluntarily stayed the rules on April 4, 2024, which may impact the ultimate effective date of the rules. We will continue to monitor any developments on these rules and expected timing for compliance.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended March 31, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$85,731	$10,646	$187	$—	$96,564
Aerospace & Defense	14,007	6,281	116	—	20,404
Industrials	11,688	6,517	365	—	18,570
Power generation & Transmission	3,224	985	444	—	4,653
Other Process Industries	6,501	3,744	8	—	10,253
Infrastructure, Research & Engineering	3,701	2,562	958	—	7,221
Petrochemical	2,523	110	—	—	2,633
Other	1,527	2,369	1,013	(3,592)	1,317
Total	$128,902	$33,214	$3,091	$(3,592)	$161,615

Three Months Ended March 31, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$103,027	$10,066	$72	$—	$113,165
Aerospace & Defense	15,375	6,732	11	—	22,118
Industrials	8,909	5,853	437	—	15,199
Power generation & Transmission	3,592	1,682	578	—	5,852
Other Process Industries	7,928	3,933	39	—	11,900
Infrastructure, Research & Engineering	3,972	2,205	409	—	6,586
Petrochemical	3,813	531	—	—	4,344
Other	3,733	2,045	1,664	(2,164)	5,278
Total	$150,349	$33,047	$3,210	$(2,164)	$184,442

Revenue per key geographic location was as follows:

Three Months Ended March 31, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$114,333	$542	$1,373	$2,016	$118,264
Other Americas	13,415	2,831	16	(3,144)	13,118
Europe	666	28,782	751	(1,997)	28,202
Asia-Pacific	488	1,059	951	(467)	2,031
Total	$128,902	$33,214	$3,091	$(3,592)	$161,615

Three Months Ended March 31, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$129,458	$296	$1,600	$(1,515)	$129,839
Other Americas	17,127	2,295	177	(238)	19,361
Europe	1,153	28,663	651	(346)	30,121
Asia-Pacific	2,611	1,793	782	(65)	5,121
Total	$150,349	$33,047	$3,210	$(2,164)	$184,442

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

Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $3.3 million and $2.9 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 665,000 shares were available for future grants as of March 31, 2025.

Stock Options

On December 31, 2024, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors approved the grant to Mr. Stamatakis, of a stock option for the purchase of 375,000 shares of the Company's common stock at an exercise price per share equal to the closing price of the common stock, as reported on the New York Stock Exchange (the "NYSE"), on the grant date of January 6, 2025 (the "Grant Date"). This stock option will vest and become exercisable on the first anniversary of the Grant Date, subject to accelerated vesting and exercisability upon termination of Mr. Stamatakis's employment due to his death or disability. In addition, if Mr. Stamatakis' employment ceases due to his termination by the Company without cause or his resignation with good reason then pursuant to his employment agreement with the Company, the vesting and exercisability of this stock option will also accelerate. The outside expiration date of this stock option is the tenth anniversary of the Grant Date.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table sets forth a summary of stock option activity, weighted-average exercise prices and options outstanding as of March 31, 2025 (in thousands, except per share amounts and years):

	Three months ended March 31,
	2025		2024
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	250	$5.36	250	$5.36
Granted	375	$9.06	—	$—
Exercised	—	$—	—	$—
Expired or forfeited		$—	—	$—
Outstanding at end of period:	625	$7.58	250	$5.36

The Company recognized $0.5 million of share-based compensation expense within Reorganization and other costs related to the stock options granted in the first quarter of 2025 and $1.5 million of share-based compensation expense related to stock options remains unrecognized as of the end of the current period, which is all expected to be recognized during 2025.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company issues fully-vested common stock to its non-employee directors. Prior to 2025, the shares of common stock were issued in semi-annual awards during the quarters ended March 31 and September 30. In 2025, non-employee directors will receive a single award during the quarter ended June 30, 2025. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Awards issued	—	31
Grant date fair value of awards issued	$—	$274

Restricted Stock Unit Awards

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to restricted stock unit awards of $1.1 million and $1.0 million, respectively. For the three months ended March 31, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to restricted stock unit awards of $0.5 million. As of March 31, 2025, there was $8.8 million of unrecognized compensation costs, net of estimated forfeitures, related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.5 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Three months ended March 31,
	2025	2024
Restricted stock awards vested	451	364
Fair value of awards vested	$4,523	$3,261

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Three months ended March 31,
	2025		2024
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,231	$8.41	1,184	$8.07
Granted	350	$9.32	598	$8.52
Vested	(451)	$10.03	(364)	$8.95
Forfeited	(38)	$8.43	(10)	$8.37
Outstanding at end of period:	1,092	$8.61	1,408	$8.04

Performance Restricted Stock Units

The Company maintains Performance Restricted Stock Units ("PRSUs") that have been granted to select executives and senior officers, the ultimate payout of which may vary between zero and 200% of the target award, based on the Company’s performance over a one-year period based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company.

For 2024, the Compensation Committee used the following three performance metrics for PRSUs awarded in that year.

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
3.Revenue

For PRSUs awarded in 2025, the Compensation Committee utilized the same metrics as 2024 PRSUs, but with revised performance goals.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's PRSU activity is as follows:

	Three months ended March 31,
	2025		2024
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	125	$9.12	60	$9.33
Granted	507	$10.08	249	$8.76
Performance condition adjustments	—	$—	—	$—
Released	(3)	$9.84	—	$—
Forfeited	(9)	$3.68	—	$—
Outstanding at end of period:	620	$9.92	309	$9.00

For the three months ended March 31, 2025 and March 31, 2024, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.2 million and $0.1 million, respectively. At March 31, 2025, there was $5.5 million of total unrecognized compensation costs related to approximately 620,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

4.    (Loss) earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, and (2) the dilutive effect of assumed conversion of equity awards using the treasury stock method. With respect to the number of weighted-average shares outstanding (denominator), diluted shares reflect: (i) the exercise of options to acquire common stock to the extent that the options’ exercise prices are less than the average market price of common shares during the period and (ii) the pro forma vesting of restricted stock units.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2025	2024

Basic (loss) earnings per share
Numerator:
Net (loss) income attributable to Mistras Group, Inc.	$(3,186)	$995
Denominator:
Weighted average common shares outstanding	31,095	30,680
Basic (loss) earnings per share	$(0.10)	$0.03

Diluted (loss) earnings per share:
Numerator:
Net (loss) income attributable to Mistras Group, Inc.	$(3,186)	$995
Denominator:
Weighted average common shares outstanding	31,095	30,680
Dilutive effect of stock options outstanding (1)	—	250
Dilutive effect of restricted stock units outstanding (1)	—	426
	31,095	31,356
Diluted (loss) earnings per share	$(0.10)	$0.03
_______________
(1) For the three months ended March 31, 2025, 145,000 shares, related to stock options and 808,000 shares, related to restricted stock units were excluded from the calculation of diluted (loss) earnings per share due to the net loss for the period.

5.    Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

Trade accounts receivable	$131,295	$129,894
Allowance for credit losses	(3,103)	(2,613)
Accounts receivable, net	$128,192	$127,281

The Company had $34.4 million and $21.3 million of unbilled revenue accrued as of March 31, 2025 and December 31, 2024, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
6.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Raw materials	$5,069	$5,344
Work in progress	1,230	1,018
Finished goods	4,759	5,146
Consumable supplies	3,083	2,977
Inventories	$14,141	$14,485

7.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	March 31, 2025	December 31, 2024

Land		$2,441	$2,429
Buildings and improvements	30-40	27,120	27,973
Office furniture and equipment	5-8	17,209	16,768
Machinery and equipment	5-7	284,453	274,907
		331,223	322,077
Accumulated depreciation and amortization		(248,427)	(241,185)
Property, plant and equipment, net		$82,796	$80,892

Depreciation expense for the three months ended March 31, 2025 and 2024 was approximately $6.0 million and $6.5 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2024	$181,442	$—	$—	$181,442
Foreign currency translation	88	—	—	88
Balance at March 31, 2025	$181,530	$—	$—	$181,530

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2024 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through March 31, 2025, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2025			December 31, 2024
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$108,644	$(94,153)	$14,491	$107,704	$(92,220)	$15,484
Software/Technology	3-15	58,903	(34,921)	23,982	57,414	(33,930)	23,484
Covenants not to compete	2-5	12,403	(12,388)	15	12,391	(12,371)	20
Other	2-12	10,249	(9,550)	699	10,218	(9,498)	720
Total		$190,199	$(151,012)	$39,187	$187,727	$(148,019)	$39,708

Amortization expense for the three months ended March 31, 2025 and 2024 was approximately $1.8 million and $1.9 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024

Accrued salaries, wages and related employee benefits	$28,137	$27,990
Accrued workers’ compensation and health benefits	3,937	4,898
Deferred revenue	10,065	8,096
Pension accrual	2,458	2,458
Right-of-use liability - Operating	11,380	11,375
Other accrued expenses	29,508	30,416
Total	$85,485	$85,233

11.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024

Senior credit facility	$64,399	$59,650
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and $0.3 million, respectively	105,228	107,545
Other	2,247	2,452
Total debt	171,874	169,647
Less: Current portion	(12,374)	(11,591)
Long-term debt, net of current portion	$159,500	$158,056

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Senior Credit Facility
On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”), which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $105.2 million as of March 31, 2025. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of March 31, 2025, the Company had borrowings of $169.6 million and a total of $3.1 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.8 million as of March 31, 2025, which is included in Other Assets on the Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of March 31, 2025, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At March 31, 2025, there was an aggregate of approximately $2.2 million outstanding, payable at various times through 2030. Monthly payments range from $0.7 thousand to $16.0 thousand and interest rates range from 0.4% to 3.5%.

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

13.    Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is periodically involved in lawsuits, investigations and claims. While uncertainties exist with respect to the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company, based on currently available information, does not believe that any currently pending or threatened legal proceeding to which the Company is a party, or is likely to become a party, including those proceedings identified in this Note 13, will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs incurred by the Company to defend lawsuits, investigations and claims and amounts the Company pays to other parties because of these matters may be covered by insurance in some circumstances.

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

The Superior Court held a hearing September 2024 regarding the DEQ’s request for a preliminary injunction. On October 23, 2024, the Superior Court issued a ruling, which declined to issue the preliminary injunction requested by the DEQ, but imposed the following conditions on the Company and Mistras Arizona unless and until modified by the Superior Court or entry of a final judgement: (1) the Company and Mistras Arizona are prohibited from releasing or permitting any release of chromic acid from the facility; (2) within a reasonable time, the Company and Mistras Arizona must complete improvements to the testing facility designed to prevent future discharges of chromium or chromic acid; (3) the Company must notify the DEQ upon completion of the improvement to enable the DEQ to conduct an inspection; and (4) the Company and Mistras Arizona are prohibited from engaging in any chrome plating operations at the testing facility until they notify the DEQ that the improvements have been completed. The DEQ may seek relief if it determines that the improvements are not sufficient to prevent discharges. In April 2025, Mistras Arizona notified the DEQ of its completed improvements, and the DEQ inspected the improvements. Following the DEQ site visit, Mistras Arizona commenced its chrome plating operations on April 28, 2025.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company intends to continue complying with the Superior Court's ruling. This matter is still in the relatively early stages, including as to factual and expert discovery. It is probable that remediation costs, fines and penalties may be imposed related to this lawsuit. However, the Company is unable to estimate the range of loss that it may incur.

In addition, Mistras Arizona’s operations in Phoenix are located at a leased site within the footprint of the Motorola 52nd Street Superfund Site (the “Motorola Site”). Mistras Arizona received a General Notice Letter from the US Environmental Protection Agency (the "EPA"), dated May 21, 2024, informing Mistras Arizona that the EPA has identified it as a potentially responsible party in relation to the Motorola Site. On April 29, 2025, the Company received a notice from the EPA requesting information regarding the improvements and other matters related to Phoenix testing facility.

As it relates to this lawsuit, the recorded probable losses remain an estimate, and actual costs arising from this matter could materially differ depending on the actual costs incurred as well as the availability of additional insurance coverage.

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of March 31, 2025 is approximately $2.5 million, which were incurred in 2018 and 2019.

14.    Segment Disclosure

The Company’s three operating segments, which are also the Company's reportable segments, are:

•North America: This segment provides asset protection solutions predominantly in North America, with the largest concentration in the United States, followed by Canada, consisting primarily of NDT, inspection, mechanical and engineering services that are used to evaluate the safety, structural integrity and reliability of critical energy, industrial and public infrastructure and commercial aerospace components. Software, digital and data services are included in this segment.

•International: This segment offers services, products and systems similar to those of the other segments to select markets within Europe, the Middle East, Africa, Asia and South America, but not to customers in China and South Korea, which are served by the Products and Systems segment.

•Products and Systems: This segment designs, manufactures, sells, installs and services the Company’s asset protection products and systems, including equipment and instrumentation, predominantly in the United States.

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

For the three months ended March 31, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$128,902	$33,214	$3,091	$165,207	$(3,592)	$161,615
Selling, general & administrative expenses	20,739	7,206	838	28,783	6,869	35,652
Other Expenses	101,648	24,927	1,926	128,501	(1,526)	126,975
Income (loss) from operations	$6,515	$1,081	$327	$7,923	$(8,935)	$(1,012)

For the three months ended March 31, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$150,349	$33,047	$3,210	$186,606	$(2,164)	$184,442
Selling, general & administrative expenses	20,008	7,400	944	28,352	7,900	36,252
Other Expenses	116,780	24,523	1,952	143,255	(618)	142,637
Income (loss) from operations	$13,561	$1,124	$314	$14,999	$(9,446)	$5,553

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income (loss) can be seen on the Unaudited Condensed Consolidated Statement of Income (Loss). Products and Systems segment revenue was comprised of approximately $1.0 million and $0.9 million of sales to the International segment, which were eliminated upon consolidation, for the three months ended March 31, 2025 and March 31, 2024, respectively. Intersegment revenue related to sales between other segments was immaterial for each of the three month periods ended March 31, 2025 and March 31, 2024.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Selected consolidated financial information by segment for the periods shown was as follows: (with intercompany transactions eliminated in Corporate and eliminations):

	March 31, 2025	December 31, 2024
Intangible assets, net
North America	$29,912	$30,869
International	1,044	1,377
Products and Systems	871	946
Corporate and eliminations	7,360	6,516
	$39,187	$39,708

	March 31, 2025	December 31, 2024
Total assets
North America	$389,526	$390,052
International	101,644	97,546
Products and Systems	11,109	11,280
Corporate and eliminations	24,510	24,160
	$526,789	$523,038

	March 31, 2025	December 31, 2024
Long-lived assets
North America	$268,134	$268,608
International	$25,948	$24,822
Products and Systems	963	1,049
Corporate and eliminations	8,468	7,563
	$303,513	$302,042

Refer to Note 2 - Revenue, for revenue by geographic area for the three months ended March 31, 2025 and 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three months ended March 31, 2025 and 2024. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our 2024 Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements, including any impacts from the imposition of tariffs or other trade restrictions and changes to the
U.S. trade policy, include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2024 Annual Report as well as those discussed in this Quarterly Report and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

Recent Developments

Our cash position and liquidity remains strong. As of March 31, 2025, our cash balance was approximately $18.5 million and, with our Credit Agreement, provides us with significant liquidity.

As discussed above in Note 1 - Description of Business and Basis of Presentation, we changed the presentation of certain costs incurred at our operational labs as well as for certain lab personnel on our Unaudited Condensed Consolidated Statements of Income (Loss). This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the delivery of our services, resulted in a decrease in from selling, general and administrative expenses and an

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

offsetting increase in cost of revenue. We believe this presentation is preferable as it will provide greater transparency regarding our cost of revenue and better align with how our business is managed.

The Company is currently unable to predict with certainty the overall impact of continuing inflationary pressures or increased costs due to the imposition of tariffs and other trade barriers or changes to U.S. trade policy may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing higher energy costs, among other increased costs, due in part to the on-going war between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas. The Company will continue to monitor market conditions and respond accordingly.

On December 5, 2024, our Board of Directors (the “Board”), in furtherance of its management succession planning, appointed Natalia Shuman, as the Company’s President and Chief Executive Officer, with Manny Stamatakis continuing as the Executive Chairman of the Company effective as of January 1, 2025. Mr. Stamatakis served as our Chairman of the Board and Interim President and Chief Executive Officer until December 31, 2024.

On December 12, 2024, we announced the appointment of Hani Hammad to the position of Executive Vice President and Chief Operating Officer effective as of January 1, 2025.

On February 6, 2025, we announced the passing of Dr. Sotirios J. Vahaviolos, our founder and Chairman Emeritus.

On February 13, 2025, we announced the termination of John A. Smith as our Executive Vice President and President of Services as of February 7, 2025.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with GAAP. In this MD&A under the heading "Income (loss) from Operations", the non-GAAP financial performance measure "Income (loss) from operations before special items” is used for each of our three operating segments, the Corporate segment and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income (loss) or any other measures derived in accordance with GAAP. Because Income (loss) from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Revenue	$161,615	$184,442
Gross profit	40,892	46,153
Gross profit as a % of Revenue	25.3%	25.0%
(Loss) income from operations	(1,012)	5,553
(Loss) income from operations as a % of Revenue	(0.6)%	3.0%
(Loss) income before benefit for income taxes	(4,336)	1,123
Net (loss) income	(3,168)	1,004
Net (loss) income attributable to Mistras Group, Inc.	$(3,186)	$995

Revenue

Revenue was $161.6 million for the three months ended March 31, 2025, a decrease of $22.8 million, or 12.4%, compared with the three months ended March 31, 2024.

Revenue by segment for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31,
	2025	2024
Revenue
North America	$128,902	$150,349
International	33,214	33,047
Products and Systems	3,091	3,210
Corporate and eliminations	(3,592)	(2,164)
Total	$161,615	$184,442

Three Months

In the three months ended March 31, 2025, total revenue decreased 12.4% versus the prior year comparable period due predominantly to a high single-digit organic decrease. North America segment revenue decreased 14.3%, driven predominantly by a decrease in our Oil and Gas market revenue and declines in demand in other key markets due to macroeconomic factors such as uncertainties driven by continuing inflationary pressures and increased costs due to the imposition of tariffs. International segment revenue increased 0.5%, due predominantly to low double-digit organic growth and low single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 3.7%, due to decreased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 60% and 61% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Aerospace and defense customer revenue comprised approximately 13% and 12% of total revenue for the three months ended March 31, 2025 and 2024, respectively. The Company’s top ten customers comprised approximately 37% of total revenue for the three months ended March 31, 2025, as compared to 39% for the three months ended March 31, 2024, with no customer accounting for 10% or more of total revenue in either three-month period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2025	2024
Oil and Gas Revenue by sub-category
Upstream	$40,251	$41,767
Midstream	15,808	21,392
Downstream	40,505	50,006
Total	$96,564	$113,165

Oil and gas upstream customer revenue decreased approximately $1.5 million, or 4%, due primarily to market share losses and decreased exploration activity as compared to the prior year comparable period. Midstream customer revenues decreased approximately $5.6 million, or 26%, due to decreased pipe inspection services performed as compared to the prior year comparable period. Downstream customer revenues decreased $9.5 million or, 19%, primarily due to decreased customer turnarounds in the current year that were delayed in the prior year comparable period.

	Three months ended March 31,
	2025	2024
Revenue by type
Field Services	$110,175	$126,355
Shop Laboratories	15,029	17,195
Data Analytical Solutions	13,981	15,539
Other	22,430	25,353
Total	$161,615	$184,442

In presenting the allocation of revenue by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue decreased by $16.2 million as compared to the prior year comparable period, primarily due to decreases in sales volume in our oil and gas, industrials and infrastructure, research and engineering end markets within our North America segment and oil and gas end market within our International segment.

Shop Laboratory revenue is comprised of quality assurance inspections of components and materials at our Mistras in house laboratory facilities. Shop Laboratory revenue decreased by $2.2 million as compared to the prior year comparable period due to decreased sales volumes in our aerospace and defense end market in our North America and International segments.

Data Analytical Solutions revenue is comprised of revenue derived from data software sales & subscriptions, implementation services and analytics which offer insights and generate value from asset protection. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations. Data Analytical Solutions revenue decreased by $1.6 million as compared to the prior year comparable period due to decreased sales volume within PCMS and other Data Analytical Solutions offerings within our North America segment.

Other revenue is comprised of locations that perform both asset inspection services and testing of components and materials at in house Mistras laboratories. Other revenue decreased by $2.9 million as compared to the prior year comparable period primarily due to decreased sales within the defense sector within the North America segment.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Gross Profit

Gross profit, which reflects the reclassification of certain overhead and personnel costs from selling, general and administrative expenses to cost of revenue (see Note 1 - Description of Business and Basis of Presentation), decreased by $5.3 million, or 11.4%, in the three months ended March 31, 2025 versus the prior year comparable period primarily due to a decrease in revenue of 12.4%, partially offset by lower healthcare claims expense in the current year period and a favorable sales mix.

Gross profit by segment for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Gross profit (1)
North America	$30,165	$35,245
% of segment revenue	23.4%	23.4%
International	9,088	9,269
% of segment revenue	27.4%	28.0%
Products and Systems	1,623	1,613
% of segment revenue	52.5%	50.2%
Corporate and eliminations	16	26
	$40,892	$46,153
% of total revenue	25.3%	25.0%

(1) As noted in Note 1, the Company changed the presentation of certain costs incurred at its operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services on its Consolidated Statements of Income (Loss). This voluntary change in classification of certain overhead and employee costs, which, were determined to be directly related to the Company’s delivery of services, resulted in a decrease in Selling, general and administrative expenses and an offsetting increase in Cost of revenue. The impact on gross profit of this change in classification for the year ended December 31, 2024 was approximately $20.9 million.

Three Months

Gross profit margin was 25.3% and 25.0% for the three-month periods ended March 31, 2025 and 2024, respectively. Gross profit margin for the North America segment was flat during the three months ended March 31, 2025 as compared to the prior year comparable period. International segment realized a 0.6% decline in gross profit margin to 27.4% during the three months ended March 31, 2025 as compared to the prior year comparable period due primarily to an unfavorable sales mix and increased energy costs in the current year period. Products and Systems segment gross margin had an increase of 2.3% in gross profit margin to 52.5% during the three months ended March 31, 2025 due to increased sales volume as compared to the prior period.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Operating Expenses
Selling, general and administrative expenses	$35,652	$36,252
Environmental expense	540	—
Reorganization and other costs	3,087	1,558
Research and engineering	299	343
Depreciation and amortization	2,326	2,447

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

Operating expenses increased $1.3 million, or 3.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Selling, general and administrative expenses decreased $0.6 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to continued cost discipline and our focus on the calibration of our overhead costs relative to revenue achieved, partially offset by an unfavorable foreign exchange impact as compared to the prior year comparable period. As discussed in Note 1 - Description of Business and Basis of Presentation,
selling, general and administrative expenses reflect the classification change for certain overhead and personnel costs from selling, general and administrative expenses to cost of revenue. Environmental expense increased by $0.5 million as compared to the prior year comparable period due to environmental costs incurred for the current period, which were not incurred during the prior year comparable period. Reorganization and other costs increased by $1.5 million to $3.1 million as compared to the prior year comparable period due to continued calibration of the Company’s headcount and other related costs. Depreciation and amortization decreased $0.1 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Income (loss) from Operations

The following table shows a reconciliation of the income from operations to income (loss) from operations before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended March 31,
	2025	2024
North America:
Income from operations (GAAP)	$6,515	$13,561
Reorganization and other costs	1,358	—
Income from operations before special items (non-GAAP)	$7,873	$13,561
International:
Income from operations (GAAP)	$1,081	$1,124
Reorganization and other costs	178	102
Income from operations before special items (non-GAAP)	$1,259	$1,226
Products and Systems:
Income from operations (GAAP)	$327	$314
Reorganization and other costs	151	2
Income from operations before special items (non-GAAP)	$478	$316
Corporate and Eliminations:
Loss from operations (GAAP)	$(8,935)	$(9,446)
Environmental expense	540	—
Reorganization and other costs	1,400	1,454
Loss from operations before special items (non-GAAP)	$(6,995)	$(7,992)
Total Company:
(Loss) income from operations (GAAP)	$(1,012)	$5,553
Environmental expense	540	—
Reorganization and other costs	3,087	1,558
Income from operations before special items (non-GAAP)	$2,615	$7,111

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Three Months

For the three months ended March 31, 2025, (loss) income from operations (GAAP) decreased $6.6 million or 118.2%, compared with the three months ended March 31, 2024, while the income from operations before special items (non-GAAP) decreased by $4.5 million, or 63.2%. As a percentage of revenue, income (loss) before special items decreased by 230 basis points to 1.6% in the three months ended March 31, 2025 compared to 3.9% in the three months ended March 31, 2024.

Interest Expense

Interest expense was approximately $3.3 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was a result of lower overall borrowings in comparison to the prior period.

Income Taxes

Our effective income tax rate was approximately 26.9% and 10.6% for the three months ended March 31, 2025 and 2024, respectively.

The effective income tax rate for the three months ended March 31, 2025 was higher than the statutory rate primarily due to the impact of favorable discrete items related to stock compensation. The effective income tax rate for the three months ended March 31, 2024 was lower than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation.

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

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$5,645	$604
Investing activities	(5,414)	(5,648)
Financing activities	(702)	5,127
Effect of exchange rate changes on cash	690	(874)
Net change in cash and cash equivalents	$219	$(791)

Cash Flows from Operating Activities

During the three months ended March 31, 2025, cash provided by operating activities was $5.6 million, representing a year-on-year increase of $5.0 million, or 835%. The increase was primarily attributable to a decrease in days sales outstanding and movements in working capital, as compared to the prior year comparable period.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash used in investing activities was $5.4 million, representing a $0.2 million decrease, primarily attributable to decreased expenditures for property, plant, and equipment.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Cash Flows from Financing Activities

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2025, compared to net cash provided by financing activities of $5.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, net borrowings of debt were approximately $6.0 million lower as compared to the prior year comparable period resulting in net debt borrowings during the period. The decrease in net cash provided by financing activities is partially offset by $0.1 million less taxes paid related to net share settlement of share-based awards during the three months ended March 31, 2025.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.7 million in the three months ended March 31, 2025, compared to an decrease of $0.9 million for the three months ended March 31, 2024.

Cash Balance and Credit Facility Borrowings

As of March 31, 2025, we had cash and cash equivalents totaling $18.5 million and $114.0 million of unused commitments under our Credit Agreement with borrowings of $169.6 million and $3.1 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2025, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 11 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2024 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2024 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2024 Annual Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 13 - Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material legal proceedings and no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2024 Annual Report, except as disclosed herein under Note 13 - Commitments and Contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2024 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2024 Annual Report.

ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting or settlement of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 31, 2025	—	$—
February 28, 2025	5,813	$9.84
March 31, 2025	141,651	$10.04

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

During the three months ended March 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Stock Option Award Agreement between the registrant and Manuel Stamatakis dated January 6, 2025

18.1	Preferability Letter from Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: May 9, 2025