Form 10-Q
period 2025-06-30
Mistras Group, Inc.
filed 2025-08-11
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
☐ Yes  ☒ No

As of August 6, 2025, the registrant had 31,538,050 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$19,957	$18,317
Accounts receivable, net	159,823	127,281
Inventories	15,118	14,485
Prepaid expenses and other current assets	18,409	12,387
Total current assets	213,307	172,470
Property, plant and equipment, net	85,909	80,892
Intangible assets, net	39,571	39,708
Goodwill	185,125	181,442
Deferred income taxes	6,693	6,267
Other assets	40,438	42,259
Total assets	$571,043	$523,038
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,238	$11,128
Accrued expenses and other current liabilities	90,482	85,233
Current portion of long-term debt	13,069	11,591
Current portion of finance lease obligations	5,677	5,317
Income taxes payable	1,028	1,656
Total current liabilities	128,494	114,925
Long-term debt, net of current portion	176,345	158,056
Obligations under finance leases, net of current portion	15,894	15,162
Deferred income taxes	2,216	1,973
Other long-term liabilities	31,919	34,027
Total liabilities	354,868	324,143
Commitments and contingencies (Note 13)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,538,050 and 31,010,375 shares issued and outstanding	465	402
Additional paid-in capital	253,879	250,832
Accumulated deficit	(10,153)	(9,984)
Accumulated other comprehensive loss	(28,343)	(42,682)
Total Mistras Group, Inc. stockholders’ equity	215,848	198,568
Non-controlling interests	327	327
Total equity	216,175	198,895
Total liabilities and equity	$571,043	$523,038

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue	$185,405	$189,773	$347,020	$374,215
Cost of revenue	125,739	132,536	241,025	264,892
Depreciation	5,721	5,897	11,158	11,831
Gross profit	53,945	51,340	94,837	97,492
Selling, general and administrative expenses	39,793	36,181	75,445	72,431
Reorganization and other costs	2,951	518	6,038	2,076
Environmental expense	518	—	1,058	—
Legal settlement and insurance recoveries, net	—	60	—	60
Research and engineering	269	231	568	575
Depreciation and amortization	1,986	2,391	4,312	4,839
Income from operations	8,428	11,959	7,416	17,511
Interest expense	4,239	4,413	7,563	8,842
Income (loss) before provision (benefit) for income taxes	4,189	7,546	(147)	8,669
Provision (benefit) for income taxes	1,063	1,173	(105)	1,292
Net income (loss)	3,126	6,373	(42)	7,377
Less: net income attributable to noncontrolling interests, net of taxes	109	4	127	13
Net income (loss) attributable to Mistras Group, Inc.	$3,017	$6,369	$(169)	$7,364

Net income (loss) per common share
Basic	$0.10	$0.21	$—	$0.24
Diluted	$0.10	$0.20	$—	$0.23
Weighted-average common shares outstanding:
Basic	31,439	30,979	31,268	30,842
Diluted	31,693	31,293	31,268	31,358

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income (loss)	$3,126	$6,373	$(42)	$7,377
Other comprehensive income:
Foreign currency translation adjustments	$11,739	$(1,616)	$14,212	$(5,845)
Comprehensive income	14,865	4,757	14,170	1,532
Less: net income attributable to noncontrolling interest	109	4	127	13
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(118)	—	(127)	—
Comprehensive income attributable to Mistras Group, Inc.	$14,874	$4,753	$14,170	$1,519

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total Equity

Balance at March 31, 2025	31,326	$406	$251,629	$(13,170)	$(40,200)	$198,665	$336	$199,001
Net income	—	—	—	3,017	—	3,017	109	3,126
Other comprehensive income (loss), net of tax	—	—	—	—	11,857	11,857	(118)	11,739
Share-based payments	—	—	2,323	—	—	2,323	—	2,323
Net settlement of restricted stock units	212	59	(73)	—	—	(14)	—	(14)
Balance at June 30, 2025	31,538	$465	$253,879	$(10,153)	$(28,343)	$215,848	$327	$216,175

Balance at March 31, 2024	30,911	$328	$247,329	$(27,947)	$(32,565)	$187,145	$320	$187,465
Net income	—	—	—	6,369	—	6,369	4	6,373
Other comprehensive loss, net of tax	—	—	—	—	(1,616)	(1,616)	—	(1,616)
Share-based payments	—	—	1,536	—	—	1,536	—	1,536
Net settlement of restricted stock units	66	57	(341)	—	—	(284)	—	(284)
Balance at June 30, 2024	30,977	$385	$248,524	$(21,578)	$(34,181)	$193,150	$324	$193,474

	Six months ended
	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total Equity

Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net loss	—	—	—	(169)	—	(169)	127	(42)
Other comprehensive income (loss), net of tax	—	—	—	—	14,339	14,339	(127)	14,212
Share-based payments	—	—	4,602	—	—	4,602	—	4,602
Net settlement of restricted stock units	528	63	(1,555)	—	—	(1,492)	—	(1,492)
Balance at June 30, 2025	31,538	$465	$253,879	$(10,153)	$(28,343)	$215,848	$327	$216,175

Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	7,364	—	7,364	13	7,377
Other comprehensive loss, net of tax	—	—	—	—	(5,845)	(5,845)	—	(5,845)
Share-based payments	—	—	2,764	—	—	2,764	—	2,764
Net settlement of restricted stock units	379	80	(1,405)	—	—	(1,325)	—	(1,325)
Balance at June 30, 2024	30,977	$385	$248,524	$(21,578)	$(34,181)	$193,150	$324	$193,474

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities
Net (loss) income	$(42)	$7,377
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	15,470	16,670
Deferred income taxes	(48)	(1,513)
Share-based compensation expense	4,602	2,764
Bad debt provision for troubled customers, net of recoveries	553	414
Foreign currency loss (gain)	3,155	(789)
Other	(712)	(306)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(28,384)	(19,103)
Inventories	(206)	(88)
Prepaid expenses and other assets	(6,306)	(6,064)
Accounts payable	6,376	(2,920)
Accrued expenses and other liabilities	2,325	8,537
Income taxes payable	(402)	136
Net cash (used in) provided by operating activities	(3,619)	5,115
Cash flows from investing activities
Purchase of property, plant and equipment	(10,002)	(9,599)
Purchase of intangible assets	(2,292)	(2,404)
Proceeds from sale of equipment	878	786
Net cash used in investing activities	(11,416)	(11,217)
Cash flows from financing activities
Repayment of finance lease obligations	(3,027)	(2,832)
Repayment of long-term debt	(5,171)	(3,831)
Proceeds from revolver	47,000	33,500
Repayment of revolver	(22,400)	(20,250)
Taxes paid related to net share settlement of share-based awards	(1,492)	(1,326)
Net cash provided by financing activities	14,910	5,261
Effect of exchange rate changes on cash and cash equivalents	1,765	372
Net change in cash and cash equivalents	1,640	(469)
Cash and cash equivalents at beginning of period	18,317	17,646
Cash and cash equivalents at end of period	$19,957	$17,177
Supplemental disclosure of cash paid
Interest, net	$6,908	$8,349
Income taxes, net of refunds	$6,776	$1,508
Noncash investing and financing
Equipment acquired through finance lease obligations	$3,731	$2,099

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

Recent Developments

We may continue to experience increased costs associated with tariffs or trade barriers, including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries. We will continue to monitor market conditions and respond accordingly.

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

Change in Classification of Certain Expenses from Selling, General and Administrative Expenses to Cost of Revenue

Beginning on January 1, 2025, the Company changed the presentation of certain costs on its Unaudited Condensed Consolidated Statements of Income (Loss), which include costs incurred at the Company's operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services. This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the Company’s delivery of services, resulted in a decrease in Selling, general and administrative expenses and an offsetting increase in Cost of revenue. The Company believes this presentation is preferable as it will provide greater transparency regarding its Cost of revenue and better align with how the business is managed.

This change in classification has been applied retrospectively to all periods presented and affects Selling, general and administrative expenses; Cost of revenue; and Gross profit on the Company's Unaudited Condensed Consolidated Statements of Income (Loss). This change in presentation had no impact to Revenue, Income (loss) from operations, Income (loss) before provision (benefit) for income taxes, Provision (benefit) for income taxes, Net income (loss), Earnings (loss) per common share, or other components of equity, net assets or cash flows. In addition, Selling, general and administrative expenses and Other Expenses information disclosed in Note 14 Segment Disclosure was updated for this change. The impacts of the update to the presentation of certain indirect costs on the Company’s Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2024 are reflected below under the "Effect of change" columns.

	Three Months Ended June 30, 2024
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$127,760	$4,776	$132,536
Gross profit	56,116	(4,776)	51,340
Selling, general and administrative expenses	40,957	(4,776)	36,181

	Six Months Ended June 30, 2024
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$255,179	$9,713	$264,892
Gross profit	107,205	(9,713)	97,492
Selling, general and administrative expenses	82,144	(9,713)	72,431

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

As of June 30, 2025, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 25.4% and 15.5% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective income tax rate was approximately 71.4% and 14.9% for the six months ended June 30, 2025 and 2024, respectively.

The effective income tax rate for the three months ended June 30, 2025, was higher than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation. The effective income tax rate for the three months ended June 30, 2024, was lower than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation.

The effective income tax rate for the six months ended June 30, 2025, was higher than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation. The effective income tax rate for the six months ended June 30, 2024, was lower than the statutory rate primarily due to the reversal of valuation allowances.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. We are currently evaluating the impact of the OBBBA.

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

On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and periodic reports. The required disclosures will include, but are not limited to, specific disclosures about climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the governance of climate-related risks and relevant risk management processes; Scope 1 and 2 greenhouse gas (GHG) emissions, if material or included in announced emission targets; certain climate-related financial statement metrics and related disclosures in a note to the audited financial statements; and information about climate-related targets and goals. The rules are effective on a rolling basis for various fiscal years, beginning for the Company with annual reports for the year ending December 31, 2025. However, in response to various legal challenges, the SEC voluntarily stayed the rules on April 4, 2024, which may impact the ultimate effective date of the rules. We will continue to monitor any developments on these rules and expected timing for compliance.

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

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$92,634	$9,943	$239	$—	$102,816
Aerospace & Defense	16,848	7,014	140	—	24,002
Industrials	11,647	7,597	360	—	19,604
Power Generation & Transmission	9,320	2,097	376	—	11,793
Other Process Industries	5,877	5,172	—	—	11,049
Infrastructure, Research & Engineering	3,461	4,020	579	—	8,060
Petrochemical	3,112	1	—	—	3,113
Other	5,093	3,233	1,046	(4,404)	4,968
Total	$147,992	$39,077	$2,740	$(4,404)	$185,405

Three Months Ended June 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$96,356	$12,735	$165	$—	$109,256
Aerospace & Defense	16,596	5,697	47	—	22,340
Industrials	11,853	5,878	563	—	18,294
Power Generation & Transmission	7,332	1,254	447	—	9,033
Other Process Industries	10,368	4,504	37	—	14,909
Infrastructure, Research & Engineering	5,125	2,813	695	—	8,633
Petrochemical	3,848	171	—	—	4,019
Other	4,916	1,212	1,419	(4,258)	3,289
Total	$156,394	$34,264	$3,373	$(4,258)	$189,773

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$178,365	$20,589	$426	$—	$199,380
Aerospace & Defense	30,855	13,295	256	—	44,406
Industrials	23,335	14,114	725	—	38,174
Power Generation & Transmission	12,544	3,082	820	—	16,446
Other Process Industries	12,378	8,916	8	—	21,302
Infrastructure, Research & Engineering	7,162	6,582	1,537	—	15,281
Petrochemical	5,635	111	—	—	5,746
Other	6,620	5,602	2,059	(7,996)	6,285
Total	$276,894	$72,291	$5,831	$(7,996)	$347,020

Six Months Ended June 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$199,383	$22,801	$237	$—	$222,421
Aerospace & Defense	31,971	12,429	58	—	44,458
Industrials	20,762	11,731	1,000	—	33,493
Power Generation & Transmission	10,924	2,936	1,025	—	14,885
Other Process Industries	18,296	8,437	76	—	26,809
Infrastructure, Research & Engineering	9,097	5,018	1,104	—	15,219
Petrochemical	7,661	702	—	—	8,363
Other	8,649	3,257	3,083	(6,422)	8,567
Total	$306,743	$67,311	$6,583	$(6,422)	$374,215

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$129,011	$3,706	$1,268	$(3,495)	$130,490
Other Americas	17,202	15	212	(487)	16,942
Europe	979	35,132	450	(388)	36,173
Asia-Pacific	800	224	810	(34)	1,800
Total	$147,992	$39,077	$2,740	$(4,404)	$185,405

Three Months Ended June 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$130,870	$432	$1,542	$(209)	$132,635
Other Americas	24,594	1,921	675	(2,787)	24,403
Europe	611	31,183	580	(1,115)	31,259
Asia-Pacific	319	728	576	(147)	1,476
Total	$156,394	$34,264	$3,373	$(4,258)	$189,773

Six Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$243,344	$4,248	$2,641	$(1,479)	$248,754
Other Americas	30,617	2,846	228	(3,631)	30,060
Europe	1,645	63,914	1,201	(2,385)	64,375
Asia-Pacific	1,288	1,283	1,761	(501)	3,831
Total	$276,894	$72,291	$5,831	$(7,996)	$347,020

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$260,328	$728	$3,142	$(1,724)	$262,474
Other Americas	41,721	4,216	852	(3,027)	43,762
Europe	1,764	59,846	1,231	(1,461)	61,380
Asia-Pacific	2,930	2,521	1,358	(210)	6,599
Total	$306,743	$67,311	$6,583	$(6,422)	$374,215

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

Revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $5.3 million and $4.8 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 823,000 shares were available for future grants as of June 30, 2025.

Stock Options

On December 31, 2024, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors approved the grant to Mr. Stamatakis, of a stock option for the purchase of 375,000 shares of the Company's common stock at an exercise price per share equal to the closing price of the common stock, as reported on the New York Stock Exchange (the "NYSE"), on the grant date of January 6, 2025 (the "Grant Date"). This stock option will vest and become exercisable on the first anniversary of the Grant Date, subject to accelerated vesting and exercisability upon termination of Mr. Stamatakis's employment due to his death or disability. In addition, if Mr. Stamatakis' employment ceases due to his termination by the Company without cause or his resignation with good reason, then pursuant to his employment agreement with the Company, the vesting and exercisability of this stock option will accelerate. The outside expiration date of this stock option is the tenth anniversary of the Grant Date.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table sets forth a summary of stock option activity, weighted-average exercise prices and options outstanding as of June 30, 2025 (in thousands, except per share amounts and years):

	Six Months Ended June 30,
	2025		2024
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	250	$5.36	250	$5.36
Granted	375	$9.06	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	625	$7.58	250	$5.36

The Company recognized $1.0 million of share-based compensation expense within Reorganization and other costs during the six months ended June 30, 2025 related to the stock options that were granted in the first quarter of 2025. $1.0 million of share-based compensation expense related to stock options remains unrecognized as of the end of the current period, which is all expected to be recognized during 2025.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company issues fully-vested common stock to its non-employee directors. Prior to 2025, the shares of common stock were issued in semi-annual awards during the quarters ended March 31 and September 30. In 2025, non-employee directors received a single award during the quarter ended June 30, 2025. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	Six months ended June 30,
	2025	2024
Awards issued	72	31
Grant date fair value of awards issued	$571	$274

Restricted Stock Unit Awards

For the three months ended June 30, 2025 and June 30, 2024, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to restricted stock unit awards of $0.9 million and $1.3 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to restricted stock unit awards of $2.1 million and $2.3 million, respectively. For the three months ended June 30, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to restricted stock unit awards of $0.5 million. As of June 30, 2025, there was $7.1 million of unrecognized compensation costs related to restricted stock unit awards, which is expected to be recognized over a remaining weighted-average period of 2.6 years. Upon vesting, restricted stock units are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of restricted stock unit awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2025	2024
Restricted stock awards vested	589	461
Fair value of awards vested	$5,596	$4,184

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's outstanding, non-vested restricted share units is as follows:

	Six months ended June 30,
	2025		2024
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,231	$8.41	1,184	$8.07
Granted	350	$9.32	726	$8.52
Vested	(589)	$9.51	(461)	$9.08
Forfeited	(141)	$8.55	(56)	$8.49
Outstanding at end of period:	851	$8.65	1,393	$8.38

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's PRSU activity is as follows:

	Six months ended June 30,
	2025		2024
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	125	$9.12	60	$9.33
Granted	507	$10.08	295	$8.76
Performance condition adjustments	(127)	$8.76	—	$—
Released	(3)	$9.84	—	$—
Forfeited	(9)	$3.68	—	$—
Outstanding at end of period:	493	$9.93	355	$9.00

For the three months ended June 30, 2025 and June 30, 2024, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.3 million, respectively. At June 30, 2025, there was $3.9 million of total unrecognized compensation costs related to approximately 493,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$3,017	$6,369	$(169)	$7,364
Denominator:
Weighted average common shares outstanding	31,439	30,979	31,268	30,842
Basic earnings (loss) per share	$0.10	$0.21	$—	$0.24

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$3,017	$6,369	$(169)	$7,364
Denominator:
Weighted average common shares outstanding	31,439	30,979	31,268	30,842
Dilutive effect of stock options outstanding (1)	91	97	—	93
Dilutive effect of restricted stock units outstanding (1)	163	217	—	423
	31,693	31,293	31,268	31,358
Diluted earnings (loss) per share	$0.10	$0.20	$—	$0.23
_______________
(1) For the three months ended June 30, 2025, 375,000 shares, related to stock options and 877,000 shares, related to restricted stock units were anti-dilutive and therefore were excluded from the calculation of diluted earnings (loss) per share. For the six months ended June 30, 2025, 106,000 shares, related to stock options and 867,000 shares, related to restricted stock units were excluded from the calculation of diluted earnings (loss) per share due to the net loss for the period.

5.    Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

Trade accounts receivable	$162,727	$129,894
Allowance for credit losses	(2,904)	(2,613)
Accounts receivable, net	$159,823	$127,281

The Company had $41.0 million and $21.3 million of unbilled revenue accrued as of June 30, 2025 and December 31, 2024, respectively. These amounts are included in the trade accounts receivable balances above. Unbilled revenue is generally billed in the subsequent quarter to their revenue recognition. The Company considers unbilled receivables as short-term in nature as they are normally converted to trade receivables within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
6.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw materials and consumable supplies	$9,771	$8,321
Work in progress	1,036	1,018
Finished goods	4,311	5,146
Inventories	$15,118	$14,485

7.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	June 30, 2025	December 31, 2024

Land		$2,470	$2,429
Buildings and improvements	30-40	23,118	27,973
Office furniture and equipment	5-8	16,419	16,768
Machinery and equipment	5-7	302,803	274,907
		344,810	322,077
Accumulated depreciation and amortization		(258,901)	(241,185)
Property, plant and equipment, net		$85,909	$80,892

Depreciation expense for the three months ended June 30, 2025 and 2024 was approximately $6.1 million and $6.4 million, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 was $12.1 million and $12.8 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2024	$181,442	$—	$—	$181,442
Foreign currency translation	3,683	—	—	3,683
Balance at June 30, 2025	$185,125	$—	$—	$185,125

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2024 and the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through June 30, 2025, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2025			December 31, 2024
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$109,356	$(95,242)	$14,114	$107,704	$(92,220)	$15,484
Software/Technology	3-15	61,043	(35,933)	25,110	57,414	(33,930)	23,484
Covenants not to compete	2-5	12,396	(12,386)	10	12,391	(12,371)	20
Other	2-12	10,233	(9,896)	337	10,218	(9,498)	720
Total		$193,028	$(153,457)	$39,571	$187,727	$(148,019)	$39,708

Amortization expense for the three months ended June 30, 2025 and 2024 was approximately $1.6 million and $1.9 million, respectively.

Amortization expense for the six months ended June 30, 2025 and 2024 was $3.4 million and $3.9 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024

Accrued salaries, wages and related employee benefits	$30,820	$27,990
Accrued workers’ compensation and health benefits	3,548	4,898
Deferred revenue	9,811	8,096
Pension accrual	2,480	2,458
Right-of-use liability - Operating	11,237	11,375
Other accrued expenses	32,586	30,416
Total	$90,482	$85,233

11.    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024

Senior credit facility	$84,250	$59,650
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and $0.3 million, respectively	102,909	107,545
Other	2,255	2,452
Total debt	189,414	169,647
Less: Current portion	(13,069)	(11,591)
Long-term debt, net of current portion	$176,345	$158,056

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Senior Credit Facility
On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”), which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $102.9 million as of June 30, 2025. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of June 30, 2025, the Company had borrowings of $187.2 million and a total of $3.1 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.7 million as of June 30, 2025, which is included in Other Assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of June 30, 2025, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2025, there was an aggregate of approximately $2.3 million outstanding, payable at various times through 2030. Monthly payments range from $0.7 thousand to $16.9 thousand and interest rates range from 0.4% to 3.5%.

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

In addition, Mistras Arizona’s operations in Phoenix are located at a leased site within the footprint of the Motorola 52nd Street Superfund Site (the “Motorola Site”). Mistras Arizona received a General Notice Letter from the US Environmental Protection Agency (the "EPA"), dated May 21, 2024, informing Mistras Arizona that the EPA has identified it as a potentially responsible party in relation to the Motorola Site. On April 29, 2025, the Company received a notice from the EPA requesting information regarding the improvements and other matters related to Phoenix testing facility. Mistras Arizona provided the EPA with the requested information in July 2025.

As it relates to this lawsuit, the recorded probable losses remain an estimate, and actual costs arising from this matter could materially differ depending on the actual costs incurred as well as the availability of additional insurance coverage.

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of June 30, 2025 is approximately $2.5 million, which were incurred in 2018 and 2019.

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

For the three months ended June 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$147,992	$39,077	$2,740	$189,809	$(4,404)	$185,405
Selling, general & administrative expenses	20,944	7,860	782	29,586	10,207	39,793
Other Expenses	110,290	27,213	1,622	139,125	(1,941)	137,184
Income (loss) from operations	$16,758	$4,004	$336	$21,098	$(12,670)	$8,428

For the three months ended June 30, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$156,394	$34,264	$3,373	$194,031	$(4,258)	$189,773
Selling, general & administrative expenses	19,263	7,435	952	27,650	8,531	36,181
Other Expenses	118,404	25,182	1,926	145,512	(3,879)	141,633
Income (loss) from operations	$18,727	$1,647	$495	$20,869	$(8,910)	$11,959

For the six months ended June 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$276,894	$72,291	$5,831	$355,016	$(7,996)	$347,020
Selling, general & administrative expenses	41,683	15,066	1,620	58,369	17,076	75,445
Other Expenses	211,938	52,140	3,548	267,626	(3,467)	264,159
Income (loss) from operations	$23,273	$5,085	$663	$29,021	$(21,605)	$7,416

For the six months ended June 30, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$306,743	$67,311	$6,583	$380,637	$(6,422)	$374,215
Selling, general & administrative expenses	39,271	14,834	1,896	56,001	16,430	72,431
Other Expenses	235,185	49,706	3,878	288,769	(4,496)	284,273
Income (loss) from operations	$32,287	$2,771	$809	$35,867	$(18,356)	$17,511

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income (loss) can be seen on the Unaudited Condensed Consolidated Statement of Income (Loss). Products and Systems segment revenue was comprised of approximately $0.5 million and $1.0 million of sales to the International segment, which were eliminated upon consolidation, for the three months ended June 30, 2025 and June 30, 2024, respectively. Products and Systems segment revenue was comprised of approximately $1.5 million and $1.8 million of sales to the International segment, which were eliminated upon consolidation, for the six months ended June 30, 2025 and June 30, 2024, respectively. Intersegment revenue related to sales between other segments was immaterial for each of the three and six month periods ended June 30, 2025 and June 30, 2024.

Selected consolidated financial information by segment for the periods shown was as follows: (with intercompany transactions eliminated in Corporate and eliminations):

	June 30, 2025	December 31, 2024
Intangible assets, net
North America	$30,100	$30,869
International	1,120	1,377
Products and Systems	822	946
Corporate and eliminations	7,529	6,516
	$39,571	$39,708

	June 30, 2025	December 31, 2024
Total assets
North America	$416,056	$390,052
International	117,504	97,546
Products and Systems	10,892	11,280
Corporate and eliminations	26,591	24,160
	$571,043	$523,038

	June 30, 2025	December 31, 2024
Long-lived assets
North America	$273,403	$268,608
International	27,589	24,822
Products and Systems	902	1,049
Corporate and eliminations	8,711	7,563
	$310,605	$302,042

Refer to Note 2 - Revenue, for revenue by geographic area for the three and six months ended June 30, 2025 and 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2025 and 2024. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our 2024 Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements, including any impacts from the imposition of tariffs or other trade restrictions, changes to the
U.S. trade policy and impacts from the implementation of our new ERP (as defined below) system, include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2024 Annual Report as well as those discussed in this Quarterly Report and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

Recent Developments

Our cash position and liquidity remains strong. As of June 30, 2025, our cash balance was approximately $20.0 million and, with our Credit Agreement, provides us with significant liquidity.

As discussed above in Note 1 - Description of Business and Basis of Presentation, we changed the presentation of certain costs incurred at our operational labs as well as for certain lab personnel on our Unaudited Condensed Consolidated Statements of Income (Loss). This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the delivery of our services, resulted in a decrease in from Selling, general and administrative expenses and

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

an offsetting increase in Cost of revenue. We believe this presentation is preferable as it will provide greater transparency regarding our cost of revenue and better align with how our business is managed.

The Company is currently unable to predict with certainty the overall impact of continuing inflationary pressures or increased costs due to the imposition of tariffs and other trade barriers or changes to U.S. trade policy may have on its business, results of operations or liquidity or in other ways which the Company cannot yet determine. The Company’s European operations are currently experiencing higher energy costs, among other increased costs, due in part to the on-going war between Russia and Ukraine and the conflicts in the Middle East between Israel and Hamas and between Israel and Iran. The Company will continue to monitor market conditions and respond accordingly.

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

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$185,405	$189,773	$347,020	$374,215
Gross profit	53,945	51,340	94,837	97,492
Gross profit as a % of Revenue	29.1%	27.1%	27.3%	26.1%
Income from operations	8,428	11,959	7,416	17,511
Income from operations as a % of Revenue	4.5%	6.3%	2.1%	4.7%
Income (loss) before provision (benefit) for income taxes	4,189	7,546	(147)	8,669
Net income (loss)	3,126	6,373	(42)	7,377
Net income (loss) attributable to Mistras Group, Inc.	$3,017	$6,369	$(169)	$7,364

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Revenue

Revenue was $185.4 million for the three months ended June 30, 2025, a decrease of $4.4 million, or 2.3%, compared with the three months ended June 30, 2024.

Revenue by segment for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
North America	$147,992	$156,394	$276,894	$306,743
International	39,077	34,264	72,291	67,311
Products and Systems	2,740	3,373	5,831	6,583
Corporate and eliminations	(4,404)	(4,258)	(7,996)	(6,422)
Total	$185,405	$189,773	$347,020	$374,215

Three Months

In the three months ended June 30, 2025, total revenue decreased 2.3% versus the prior year comparable period due predominantly to a low single-digit organic decrease driven by voluntary laboratory consolidations. North America segment revenue decreased 5.4%, driven predominantly by a decrease in our Oil and Gas market revenue and declines in demand in other key markets due to macroeconomic factors such as uncertainties driven by continuing inflationary pressures and increased costs due to the imposition of tariffs. International segment revenue increased 14.0%, due predominantly to high single-digit organic growth and mid-single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 18.8%, due to decreased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 55% and 58% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Aerospace and defense customer revenue comprised approximately 13% and 12% of total revenue for the three months ended June 30, 2025 and 2024, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for the three months ended June 30, 2025, as compared to 35% for the three months ended June 30, 2024, with no customer accounting for 10% or more of total revenue in either three-month period.

Six Months

In the six months ended June 30, 2025, total revenue decreased 7.3% versus the prior year comparable period due predominantly to a high single-digit organic decrease. North America segment revenue decreased 9.7%, driven predominantly by a decrease in our Oil and Gas market revenue and declines in demand in other key markets due to macroeconomic factors such as uncertainties driven by continuing inflationary pressures and increased costs due to the imposition of tariffs. International segment revenue increased 7.4%, due predominantly to mid-single-digit organic growth and low single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 11.4%, due to decreased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 57% and 59% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Aerospace and defense customer revenue comprised approximately 13% and 12% of total revenue for the six months ended June 30, 2025 and 2024, respectively. The Company’s top ten customers comprised approximately 37% of total revenue for the six months ended June 30, 2025, as compared to 35% for the six months ended June 30, 2024, with no customer accounting for 10% or more of total revenue in either six-month period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

The Company has retrospectively reclassified certain Oil and Gas sub-category revenues for each quarterly period in 2024 and the first quarter of 2025 in order to conform the classification with the current period presentation. Total Oil and Gas sub-category revenues were unchanged in total in each quarterly period and for the full year ended December 31, 2024 and for the quarter ended March 31, 2025. The table below presents the reclassified balances for each quarterly period in the prior year and the first quarter of 2025.

	2024 Quarterly Revenues
	Three months ended March 31,	Three months ended June 30,	Three months ended September 30,	Three months ended December 31,
Oil and Gas Revenue by sub-category
Upstream	$39,514	$41,013	$40,756	$36,753
Midstream	18,533	20,786	20,790	20,033
Downstream	55,118	47,457	37,957	40,212
Total	$113,165	$109,256	$99,503	$96,998

2025 Quarterly Revenues
Three months ended March 31,
Oil and Gas Revenue by sub-category
Upstream	$36,820
Midstream	15,341
Downstream	44,403
Total	$96,564

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Oil and Gas Revenue by sub-category
Upstream	$38,180	$41,013	$75,000	$80,527
Midstream	18,575	20,786	33,916	39,319
Downstream	46,061	47,457	90,464	102,575
Total	$102,816	$109,256	$199,380	$222,421

Oil and gas upstream customer revenue decreased approximately $5.5 million, or 7%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, and $2.8 million, or 7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due primarily to market share losses and decreased exploration activity as compared to the prior year comparable period.

Midstream customer revenues decreased approximately $5.4 million, or 14%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, and $2.2 million, or 11%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to decreased pipe inspection services as compared to the prior year comparable period.

Downstream customer revenue decreased $12.1 million, or 12%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, and $1.4 million, or 3%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to decreased customer turnarounds in the current year that were delayed in the prior year comparable period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by type
Field Services	$123,484	$134,528	$233,659	$260,883
Shop Laboratories	15,682	16,938	30,711	34,133
Data Analytical Solutions	18,330	18,342	32,311	33,881
Other	27,909	19,965	50,339	45,318
Total	$185,405	$189,773	$347,020	$374,215

In presenting the allocation of revenue by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than Mistras properties. Field Services revenue decreased by $11.0 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 and decreased by $27.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to decreases in sales volume in our oil and gas, industrials and infrastructure, research and engineering end markets within our North America segment and oil and gas end market within our International segment.

Shop Laboratory revenue is comprised of quality assurance inspections of components and materials at our Mistras in-house laboratory facilities. Shop Laboratory revenue decreased by $1.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 and decreased by $3.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to decreased sales volumes in our aerospace and defense end market in our North America and International segments.

Data Analytical Solutions revenue is comprised of revenue derived from data software sales & subscriptions, implementation services and analytics which offer insights and generate value from asset protection. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations. Data Analytical Solutions revenue remained flat for the three months ended June 30, 2025 as compared to the prior year comparable period. Data Analytical Solutions revenue decreased by $1.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to decreased sales volume within PCMS and other Data Analytical Solutions offerings within our North America segment.

Other revenue is comprised of locations that perform both asset inspection services and testing of components and materials at in-house Mistras laboratories. Other revenue increased by $7.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 and increased by $5.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to increased sales within the defense sector within the North America segment.

Gross Profit

Gross profit, which reflects the reclassification of certain overhead and personnel costs from selling, general and administrative expenses to cost of revenue (see Note 1 - Description of Business and Basis of Presentation), increased by $2.6 million, or 5.1%, in the three months ended June 30, 2025 versus the prior year comparable period primarily due to an improved business mix and operating efficiencies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Gross profit by segment for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross profit (1)
North America	$40,384	$39,874	$70,549	$75,250
% of segment revenue	27.3%	25.5%	25.5%	24.5%
International	12,270	9,890	21,358	19,157
% of segment revenue	31.4%	28.9%	29.5%	28.5%
Products and Systems	1,337	1,555	2,960	3,036
% of segment revenue	48.8%	46.1%	50.8%	46.1%
Corporate and eliminations	(46)	21	(30)	49
	$53,945	$51,340	$94,837	$97,492
% of total revenue	29.1%	27.1%	27.3%	26.1%
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

Three Months

Gross profit margin was 29.1% and 27.1% for the three-month periods ended June 30, 2025 and 2024, respectively. Gross profit margin for the North America segment increased by 1.8% during the three months ended June 30, 2025 as compared to the prior year comparable period primarily due to an improved business mix and operating efficiencies. International segment realized a 2.5% increase in gross profit margin to 31.4% during the three months ended June 30, 2025 as compared to the prior year comparable period primarily due to a favorable sales mix in the current year period. Products and Systems segment gross margin had an increase of 2.7% in gross profit margin to 48.8% during the three months ended June 30, 2025 primarily due to a favorable sales mix as compared to the prior period.

Six Months

Gross profit margin was 27.3% and 26.1% for the six-month periods ended June 30, 2025 and 2024, respectively. Gross profit margin for the North America segment realized a 1.0% increase in gross profit margin to 25.5% during the six months ended June 30, 2025 as compared to the prior year comparable period primarily due to a favorable sales mix and operating efficiencies. International segment realized a 1.0% increase in gross profit margin to 29.5% during the six months ended June 30, 2025 as compared to the prior year comparable period primarily due to a favorable sales mix. Products and Systems segment gross margin had an increase of 4.7% in gross profit margin to 50.8% during the six months ended June 30, 2025 primarily due to a favorable sales mix as compared to the prior period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Operating Expenses
Selling, general and administrative expenses	$39,793	$36,181	$75,445	$72,431
Reorganization and other costs	2,951	518	6,038	2,076
Environmental expense	518	—	1,058	—
Legal settlement and insurance recoveries, net	—	60	—	60
Research and engineering	269	231	568	575
Depreciation and amortization	1,986	2,391	4,312	4,839
	$45,517	$39,381	$87,421	$79,981
% of total revenue	24.6%	20.8%	25.2%	21.4%

Three Months

Operating expenses increased $6.1 million, or 15.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Selling, general and administrative expenses increased $3.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to adverse foreign exchange impact, partially offset by ongoing cost containment activities. As discussed in Note 1 - Description of Business and Basis of Presentation, Selling, general and administrative expenses reflect the classification change for certain overhead and personnel costs from Selling, general and administrative expenses to Cost of revenue. Environmental expense increased by $0.5 million as compared to the prior year comparable period due to environmental costs incurred during the three months ended June 30, 2025, which were not incurred during the prior year comparable period. Reorganization and other costs increased by $2.4 million to $3.0 million as compared to the prior year comparable period due to continued calibration of the Company’s headcount and other related costs. Depreciation and amortization decreased $0.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Six Months

Operating expenses increased $7.4 million, or 9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Selling, general and administrative expenses increased $3.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to an unfavorable foreign exchange impact as compared to the prior year comparable period, partially offset by continued cost discipline and our focus on the calibration of our overhead costs relative to revenue achieved. As discussed in Note 1 - Description of Business and Basis of Presentation, Selling, general and administrative expenses reflect the classification change for certain overhead and personnel costs from Selling, general and administrative expenses to Cost of revenue. Environmental expense increased by $1.1 million as compared to the prior year comparable period due to environmental costs incurred during the six months ended June 30, 2025, which were not incurred during the prior year comparable period. Reorganization and other costs increased by $4.0 million to $6.0 million as compared to the prior year comparable period due to continued calibration of the Company’s headcount and other related costs. Depreciation and amortization decreased by $0.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (loss) from Operations

The following table shows a reconciliation of the income from operations to income (loss) from operations before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	($ in thousands)		($ in thousands)
North America:
Income from operations (GAAP)	$16,758	$18,727	$23,273	$32,287
Reorganization and other costs	1,113	92	2,471	92
Legal settlement and insurance recoveries, net	—	60	—	60
Income from operations before special items (non-GAAP)	$17,871	$18,879	$25,744	$32,439
International:
Income from operations (GAAP)	$4,004	$1,647	$5,085	$2,771
Reorganization and other costs	92	161	270	263
Income from operations before special items (non-GAAP)	$4,096	$1,808	$5,355	$3,034
Products and Systems:
Income from operations (GAAP)	$336	$495	$663	$809
Reorganization and other costs	—	—	151	2
Income from operations before special items (non-GAAP)	$336	$495	$814	$811
Corporate and Eliminations:
Loss from operations (GAAP)	$(12,670)	$(8,910)	$(21,605)	$(18,356)
Environmental expense	518	—	1,058	—
Reorganization and other costs	1,746	265	3,146	1,719
Loss from operations before special items (non-GAAP)	$(10,406)	$(8,645)	$(17,401)	$(16,637)
Total Company:
Income from operations (GAAP)	$8,428	$11,959	$7,416	$17,511
Environmental expense	518	—	1,058	—
Reorganization and other costs	2,951	518	6,038	2,076
Legal settlement and insurance recoveries, net	—	60	—	60
Income from operations before special items (non-GAAP)	$11,897	$12,537	$14,512	$19,647

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended June 30, 2025, income from operations (GAAP) decreased $3.5 million or 29.5%, compared with the three months ended June 30, 2024, while income from operations before special items (non-GAAP) decreased by $0.6 million, or 5.1%. As a percentage of revenue, income from operations before special items decreased by 20 basis points to 6.4% in the three months ended June 30, 2025 compared to 6.6% in the three months ended June 30, 2024.

Six Months

For the six months ended June 30, 2025, income from operations (GAAP) decreased $10.1 million or 58%, compared with the six months ended June 30, 2024, while income from operations before special items (non-GAAP) decreased by $5.1 million, or 26%. As a percentage of revenue, income from operations before special items decreased by 110 basis points to 4.2% in the six months ended June 30, 2025 compared to 5.3% in the six months ended June 30, 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $4.2 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively. This decrease of $0.2 million in interest expense was a result of lower debt balances during the three months ended June 30, 2025 in comparison to the prior year comparable period. Interest expense was approximately $7.6 million and $8.8 million for the six months ended June 30, 2025 and 2024, respectively. This decrease of $1.2 million in interest expense was a result of lower debt balances during the six months ended June 30, 2025 in comparison to the prior year comparable period.

Income Taxes

Our effective income tax rate was approximately 25.4% and 15.5% for the three months ended June 30, 2025 and 2024, respectively. Our effective income tax rate was approximately 71.4% and 14.9% for the six months ended June 30, 2025 and 2024, respectively.

The effective income tax rate for the three months ended June 30, 2025, was higher than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation. The effective income tax rate for the three months ended June 30, 2024 was lower than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation.

The effective income tax rate for the six months ended June 30, 2025, was higher than the statutory rate primarily due to the impact of a favorable discrete item related to stock compensation. The effective income tax rate for the six months ended June 30, 2024, was lower than the statutory rate primarily due to the reversal of valuation allowances.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. We are currently evaluating the impact of the OBBBA.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,619)	$5,115
Investing activities	(11,416)	(11,217)
Financing activities	14,910	5,261
Effect of exchange rate changes on cash	1,765	372
Net change in cash and cash equivalents	$1,640	$(469)

Cash Flows from Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $3.6 million, representing a year-on-year decrease of $8.7 million, or 171%. This decrease was primarily attributable to an increase in days sales outstanding and movements in working capital, as compared to the prior year comparable period. Specifically, during the second quarter of 2025, we had a buildup in unbilled accounts receivable and a delay in invoicing related to our conversion to a new enterprise resource planning (“ERP”) system effective as of April 1, 2025. Although unbilled and billed accounts receivable balances

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

increased during the period ended June 30, 2025 related to the ERP implementation, we expect a reduction in these balances over the remainder of the year.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, cash used in investing activities was $11.4 million, representing a $0.2 million increase compared to the prior year comparable period, primarily attributable to increased expenditures for property, plant, and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14.9 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of $5.3 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, net borrowings of debt were approximately $9.8 million higher than compared to the prior year comparable period resulting in net debt borrowings during the period. The increase in net cash provided by financing activities is partially offset by $0.2 million more in taxes paid related to net share settlement of share-based awards during the six months ended June 30, 2025.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $1.8 million in the six months ended June 30, 2025, compared to an increase of $0.4 million for the six months ended June 30, 2024.

Cash Balance and Credit Facility Borrowings

As of June 30, 2025, we had cash and cash equivalents totaling $20.0 million and $102.6 million of unused commitments under our Credit Agreement with borrowings of $187.2 million and $3.1 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2025, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 11 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2024 Annual Report.

Off-balance Sheet Arrangements

During the six months ended June 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 30, 2025	—	$—
May 31, 2025	1,800	$7.44
June 30, 2025	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans
During the three and six months ended June 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

During the three and six months ended June 30, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

Date: August 11, 2025