Form 10-Q
period 2025-09-30
Mistras Group, Inc.
filed 2025-11-06
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
☐ Yes  ☒ No

As of November 3, 2025, the registrant had 31,548,153 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$27,805	$18,317
Accounts receivable, net	174,787	127,281
Inventories	14,795	14,485
Prepaid expenses and other current assets	20,111	12,387
Total current assets	237,498	172,470
Property, plant and equipment, net	87,658	80,892
Intangible assets, net	38,450	39,708
Goodwill	183,725	181,442
Deferred income taxes	5,066	6,267
Other assets	43,859	42,259
Total assets	$596,256	$523,038
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,375	$11,128
Accrued expenses and other current liabilities	87,858	85,233
Current portion of long-term debt	13,035	11,591
Current portion of finance lease obligations	6,079	5,317
Income taxes payable	444	1,656
Total current liabilities	125,791	114,925
Long-term debt, net of current portion	189,235	158,056
Obligations under finance leases, net of current portion	14,635	15,162
Deferred income taxes	2,880	1,973
Other long-term liabilities	35,889	34,027
Total liabilities	368,430	324,143
Commitments and contingencies (Note 13)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,548,153 and 31,010,375 shares issued and outstanding	480	402
Additional paid-in capital	255,297	250,832
Accumulated earnings (deficit)	2,955	(9,984)
Accumulated other comprehensive loss	(31,328)	(42,682)
Total Mistras Group, Inc. stockholders’ equity	227,404	198,568
Non-controlling interests	422	327
Total equity	227,826	198,895
Total liabilities and equity	$596,256	$523,038

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue	$195,549	$182,694	$542,569	$556,909
Cost of revenue	131,826	128,064	372,851	392,956
Depreciation	5,530	5,725	16,688	17,556
Gross profit	58,193	48,905	153,030	146,397
Selling, general and administrative expenses	33,478	33,200	108,923	105,632
Reorganization and other costs	1,764	2,143	7,802	4,219
Environmental expense	199	—	1,257	—
Legal settlement and insurance recoveries, net	—	(868)	—	(808)
Research and engineering	210	241	778	816
Depreciation and amortization	2,161	2,331	6,473	7,170
Income from operations	20,381	11,858	27,797	29,368
Other income	—	(1,479)	—	(1,479)
Interest expense	3,381	4,303	10,944	13,145
Income before provision for income taxes	17,000	9,034	16,853	17,702
Provision for income taxes	3,797	2,618	3,692	3,909
Net income	13,203	6,416	13,161	13,793
Less: net income attributable to noncontrolling interests, net of taxes	95	15	222	28
Net income attributable to Mistras Group, Inc.	$13,108	$6,401	$12,939	$13,765

Net income per common share:
Basic	$0.42	$0.21	$0.41	$0.45
Diluted	$0.41	$0.20	$0.41	$0.44
Weighted-average common shares outstanding:
Basic	31,543	31,002	31,361	30,895
Diluted	31,880	31,660	31,920	31,513

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income	$13,203	$6,416	$13,161	$13,793
Other comprehensive income:
Foreign currency translation adjustments	$(2,985)	$4,161	$11,227	$(1,684)
Comprehensive income	10,218	10,577	24,388	12,109
Less: net income attributable to noncontrolling interest	95	15	222	28
Less: Foreign currency translation adjustments attributable to noncontrolling interests	—	—	(127)	—
Comprehensive income attributable to Mistras Group, Inc.	$10,123	$10,562	$24,293	$12,081

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at June 30, 2025	31,538	$465	$253,879	$(10,153)	$(28,343)	$215,848	$327	$216,175
Net income	—	—	—	13,108	—	13,108	95	13,203
Other comprehensive loss, net of tax	—	—	—	—	(2,985)	(2,985)	—	(2,985)
Share-based payments	—	—	1,465	—	—	1,465	—	1,465
Net settlement of restricted stock units	10	15	(47)	—	—	(32)	—	(32)
Balance at September 30, 2025	31,548	$480	$255,297	$2,955	$(31,328)	$227,404	$422	$227,826

Balance at June 30, 2024	30,977	$385	$248,524	$(21,578)	$(34,181)	$193,150	$324	$193,474
Net income	—	—	—	6,401	—	6,401	15	6,416
Other comprehensive income (loss), net of tax	—	—	—	—	4,161	4,161	—	4,161
Share-based payments	—	—	1,492	—	—	1,492	—	1,492
Net settlement of restricted stock units	30	—	—	—	—	—	—	—
Balance at September 30, 2024	31,007	$385	$250,016	$(15,177)	$(30,020)	$205,204	$339	$205,543

	Nine months ended
	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net income	—	—	—	12,939	—	12,939	222	13,161
Other comprehensive income (loss), net of tax	—	—	—	—	11,354	11,354	(127)	11,227
Share-based payments	—	—	6,067	—	—	6,067	—	6,067
Net settlement of restricted stock units	538	78	(1,602)	—	—	(1,524)	—	(1,524)
Balance at September 30, 2025	31,548	$480	$255,297	$2,955	$(31,328)	$227,404	$422	$227,826

Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	13,765	—	13,765	28	13,793
Other comprehensive income (loss), net of tax	—	—	—	—	(1,684)	(1,684)	—	(1,684)
Share-based payments	—	—	4,256	—	—	4,256	—	4,256
Net settlement of restricted stock units	409	80	(1,405)	—	—	(1,325)	—	(1,325)
Balance at September 30, 2024	31,007	$385	$250,016	$(15,177)	$(30,020)	$205,204	$339	$205,543

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities
Net income	$13,161	$13,793
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,161	24,726
Deferred income taxes	2,287	(2,026)
Share-based compensation expense	6,067	4,256
Bad debt provision for troubled customers, net of recoveries	901	681
Foreign currency loss (gain)	2,420	(23)
Other	(1,226)	(1,493)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(44,230)	(11,979)
Inventories	(5)	431
Prepaid expenses and other assets	(7,158)	(39)
Accounts payable	6,679	(3,583)
Accrued expenses and other liabilities	171	(138)
Income taxes payable	(1,385)	(135)
Net cash provided by operating activities	843	24,471
Cash flows from investing activities
Purchase of property, plant and equipment	(18,534)	(14,315)
Purchase of intangible assets	(3,166)	(3,832)
Proceeds from sale of equipment	2,736	995
Net cash used in investing activities	(18,964)	(17,152)
Cash flows from financing activities
Repayment of finance lease obligations	(4,419)	(4,183)
Repayment of long-term debt	(8,441)	(6,537)
Proceeds from revolver	74,000	53,500
Repayment of revolver	(33,400)	(47,701)
Taxes paid related to net share settlement of share-based awards	(1,524)	(1,326)
Net cash provided by (used in) financing activities	26,216	(6,247)
Effect of exchange rate changes on cash and cash equivalents	1,393	1,642
Net change in cash and cash equivalents	9,488	2,714
Cash and cash equivalents at beginning of period	18,317	17,646
Cash and cash equivalents at end of period	$27,805	$20,360
Supplemental disclosure of cash paid
Interest, net	$10,070	$12,595
Income taxes, net of refunds	$6,874	$4,406
Noncash investing and financing
Equipment acquired through finance lease obligations	$4,393	$3,642

.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

1.    Description of Business and Basis of Presentation

Description of Business

Mistras Group, Inc., together with its subsidiaries (the "Company"), is a global leader in technology-enabled industrial asset integrity solutions, serving critical industries including oil & gas, aerospace & defense, power & utilities, manufacturing, and civil infrastructure.

The Company provides a diversified portfolio of products and services, ranging from advanced non-destructive testing ("NDT") and pipeline inspections to real-time condition monitoring, maintenance planning, and specialized engineering, powered by a proprietary management software suite that centralizes integrity data for predictive analytics and benchmark analysis. With a long-standing track record of innovation and deep industry expertise, the Company helps clients reduce risk, extend asset life, and optimize operational performance.

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

Recent Developments

We continue to monitor the impact tariffs or trade barriers may have on our business, including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries. The tariffs have not had a material effect on our business or results of operations to date in 2025, but could result in additional costs to us and could impact the import of materials by our customers which are inspected by us.

In the third quarter of 2025, the price of crude oil continued to decline due to multiple macroeconomic and geopolitical forces. The decline in crude oil prices has had an adverse impact on field related services that the Company provides to the oil and gas sector, which could continue if prices remain low.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated variable interest entities (VIE). For consolidated subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Unaudited Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, is classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Change in Classification of Certain Expenses from Selling, General and Administrative Expenses to Cost of Revenue

Beginning on January 1, 2025, the Company changed the presentation of certain costs on its Unaudited Condensed Consolidated Statements of Income, which include costs incurred at the Company's operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services. This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the Company’s delivery of services, resulted in a decrease in selling, general and administrative expenses and an offsetting increase in cost of revenue. The Company believes this presentation is preferable as it will provide greater transparency regarding its cost of revenue and better align with how the business is managed.

This change in classification has been applied retrospectively to all periods presented and affects selling, general and administrative expenses; cost of revenue; and gross profit on the Company's Unaudited Condensed Consolidated Statements of Income. This change in presentation had no impact to revenue, income from operations, income before provision for income taxes, provision for income taxes, net income, earnings per common share, or other components of equity, net assets or cash flows. In addition, selling, general and administrative expenses and other expenses information disclosed in Note 14 Segment Disclosure were adjusted for this change. The impacts of the update to the presentation of certain indirect costs on the Company’s Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 are reflected below under the "Effect of change" columns.

	Three Months Ended September 30, 2024
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$122,392	$5,672	$128,064
Gross profit	54,577	(5,672)	48,905
Selling, general and administrative expenses	38,872	(5,672)	33,200

	Nine Months Ended September 30, 2024
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$377,570	$15,386	$392,956
Gross profit	161,783	(15,386)	146,397
Selling, general and administrative expenses	121,018	(15,386)	105,632

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

As of September 30, 2025, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 22.3% and 29.0% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective income tax rate was approximately 21.9% and 22.1% for the nine months ended September 30, 2025 and 2024, respectively.

The effective income tax rate for the three months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses. The effective income tax rate for the three months ended September 30, 2024, was higher than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

The effective income tax rate for the nine months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses. The effective income tax rate for the nine months ended September 30, 2024, was higher than the statutory rate primarily due to the reversal of valuation allowances.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and is effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three or nine months ended September 30, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. The Company does not expect ASU 2023-09 to have a significant impact on its annual consolidated financial statements and related disclosures.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

On March 6, 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require registrants to provide certain climate-related information in their registration statements and periodic reports. The required disclosures will include, but are not limited to, specific disclosures about climate-related risks and their actual or likely material impacts on the registrant’s business, strategy, and outlook; the governance of climate-related risks and relevant risk management processes; Scope 1 and 2 greenhouse gas (GHG) emissions, if material or included in announced emission targets; certain climate-related financial statement metrics and related disclosures in a note to the audited financial statements; and information about climate-related targets and goals. The rules were scheduled to become effective for the Company beginning with the year ended December 31, 2025. However, in response to various legal challenges, the SEC voluntarily stayed the rules on April 4, 2024, and ended its defense of the rules in response to the pending legal challenges. The company continues to monitor any developments regarding these rules and the expected timing for compliance.

2.    Revenue

The Company derives the majority of its revenue by providing services on a time and materials basis, which are short-term in nature. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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

The Company's performance obligations are satisfied over time as work progresses or at a point in time. The majority of the Company's revenue is recognized over time as work progresses for the Company's service deliverables, which includes providing testing, inspection and mechanical services to our customers. Revenue is recognized over time, based on time and material incurred to date which best portrays the transfer of control to the customer. The Company also utilizes an available practical expedient that provides for revenue to be recognized in an amount that corresponds directly with the value to the customer of the Company's performance completed to date. Fixed fee arrangements are determined based on expected labor, material, and overhead to be consumed on fulfillment of such services. For these arrangements, revenue is recognized on a cost-to-cost method tracked on an input basis.

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

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$97,484	$8,125	$60	$—	$105,669
Aerospace & Defense	17,675	6,395	137	—	24,207
Industrials	15,469	6,773	360	—	22,602
Power Generation & Transmission	10,074	3,714	696	—	14,484
Other Process Industries	4,722	4,014	38	—	8,774
Infrastructure, Research & Engineering	5,285	3,610	1,674	—	10,569
Petrochemical	3,694	15	—	—	3,709
Other	6,206	2,875	1,071	(4,617)	5,535
Total	$160,609	$35,521	$4,036	$(4,617)	$195,549

Three Months Ended September 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$90,460	$9,040	$3	$—	$99,503
Aerospace & Defense	16,181	5,663	42	—	21,886
Industrials	12,285	6,749	478	—	19,512
Power Generation & Transmission	8,029	3,081	544	—	11,654
Other Process Industries	7,836	3,900	79	—	11,815
Infrastructure, Research & Engineering	5,189	2,744	797	—	8,730
Petrochemical	3,806	198	—	—	4,004
Other	6,059	2,287	1,333	(4,089)	5,590
Total	$149,845	$33,662	$3,276	$(4,089)	$182,694

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$275,849	$28,714	$486	$—	$305,049
Aerospace & Defense	48,530	19,690	393	—	68,613
Industrials	38,804	20,887	1,085	—	60,776
Power Generation & Transmission	22,618	6,796	1,516	—	30,930
Other Process Industries	17,100	12,930	46	—	30,076
Infrastructure, Research & Engineering	12,447	10,192	3,211	—	25,850
Petrochemical	9,329	126	—	—	9,455
Other	12,826	8,477	3,130	(12,613)	11,820
Total	$437,503	$107,812	$9,867	$(12,613)	$542,569

Nine Months Ended September 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$289,843	$31,841	$240	$—	$321,924
Aerospace & Defense	48,152	18,092	100	—	66,344
Industrials	33,047	18,480	1,478	—	53,005
Power Generation & Transmission	18,953	6,017	1,569	—	26,539
Other Process Industries	26,132	12,337	155	—	38,624
Infrastructure, Research & Engineering	14,286	7,762	1,901	—	23,949
Petrochemical	11,467	900	—	—	12,367
Other	14,708	5,543	4,417	(10,511)	14,157
Total	$456,588	$100,972	$9,860	$(10,511)	$556,909

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$134,481	$549	$1,294	$(1,352)	$134,972
Other Americas	24,342	95	121	(1,539)	23,019
Europe	1,301	34,571	826	(1,726)	34,972
Asia-Pacific	485	306	1,795	—	2,586
Total	$160,609	$35,521	$4,036	$(4,617)	$195,549

Three Months Ended September 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$124,194	$402	$1,658	$(1,457)	$124,797
Other Americas	25,108	2,008	107	(577)	26,646
Europe	343	29,458	850	(1,655)	28,996
Asia-Pacific	200	1,794	661	(400)	2,255
Total	$149,845	$33,662	$3,276	$(4,089)	$182,694

Nine Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$377,825	$4,797	$3,935	$(2,831)	$383,726
Other Americas	54,959	2,941	349	(5,170)	53,079
Europe	2,946	98,485	2,027	(4,111)	99,347
Asia-Pacific	1,773	1,589	3,556	(501)	6,417
Total	$437,503	$107,812	$9,867	$(12,613)	$542,569

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$384,522	$1,129	$4,800	$(3,181)	$387,270
Other Americas	66,829	6,224	960	(3,602)	70,411
Europe	2,107	89,304	2,081	(3,116)	90,376
Asia-Pacific	3,130	4,315	2,019	(612)	8,852
Total	$456,588	$100,972	$9,860	$(10,511)	$556,909

Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Unaudited Condensed Consolidated Balance Sheets. Amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, generally at periodic intervals (e.g., weekly, bi-weekly or monthly). Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are aggregated on an individual contract basis and reported on the Unaudited Condensed Consolidated Balance Sheets at the end of each reporting period within accounts receivable, net or accrued expenses and other current liabilities.

Revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of the year was $6.8 million and $6.2 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 884,000 shares were available for future grants as of September 30, 2025.

Stock Options

On December 31, 2024, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors approved the grant to Mr. Stamatakis, of a stock option for the purchase of 375,000 shares of the Company's common stock at an exercise price of $9.06, the closing price of the Company's common stock on the New York Stock Exchange (the "NYSE") on the grant date of January 6, 2025. These stock options can be exercised any time on or after January 6, 2026, and expire ten years after the grant date of January 6, 2025, subject to certain exceptions as to the vesting and expiration in case of termination of employment, death or disability.

On September 8, 2025, Natalia Shuman, President and Chief Executive Officer of the Company, was awarded options to purchase 35,000 shares of the Company’s common stock, pursuant to the approval of the Compensation Committee. The options have an exercise price of $9.71, the closing price of the Company's common stock on the NYSE on the grant date of September 8, 2025. The options can be exercised any time on or after September 8, 2026, and expire ten years after the grant date of September 8, 2025, in each case subject to certain exceptions as to the vesting and expiration in case of termination of employment, death or disability.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The following table sets forth a summary of stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2025 (in thousands, except per share amounts and years):

	Nine Months Ended September 30,
	2025		2024
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	250	$5.36	250	$5.36
Granted	435	$9.14	—	$—
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	685	$7.76	250	$5.36

The Company recognized $0.5 million of share-based compensation expense within Reorganization and other costs on the Company's Unaudited Condensed Consolidated Statements of Income during the three months ended September 30, 2025 related to the stock options that were granted in the first quarter of 2025. The Company recognized $1.5 million of share-based compensation expense within Reorganization and other costs on the Company's Unaudited Condensed Consolidated Statements of Income during the nine months ended September 30, 2025 related to the stock options that were granted in the first quarter of 2025. $0.5 million of share-based compensation expense related to stock options that were granted in the first quarter of 2025 remains unrecognized as of the end of the current period, which is all expected to be recognized during 2025.

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

	Nine months ended September 30,
	2025	2024
Awards issued	72	60
Grant date fair value of awards issued	$571	$549

Restricted Stock Unit Awards

On September 8, 2025, Natalia Shuman was awarded 25,000 restricted stock units (“RSUs”) pursuant to the approval of the Compensation Committee. The RSUs vest in three equal annual installments on the first three anniversary dates of the grant date of September 8, 2025. Upon vesting, each RSU is converted into one share of the Company's common stock. The terms of the award are consistent with the standard terms of RSU awards for senior officers of the Company.

For the three months ended September 30, 2025 and September 30, 2024, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to RSU awards of $0.7 million and $1.6 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to RSU awards of $2.8 million and $3.9 million, respectively. For the nine months ended September 30, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to RSU awards of $0.5 million. As of September 30, 2025, there was $6.2 million of unrecognized compensation costs related to RSU awards, which is expected to be recognized over a remaining weighted-average period of 2.4 years. Upon vesting, RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the vesting activity of RSU awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2025	2024
Restricted stock awards vested	592	461
Fair value of awards vested	$5,628	$4,184

A summary of the Company's outstanding, non-vested RSUs is as follows:

	Nine months ended September 30,
	2025		2024
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,231	$8.41	1,184	$8.07
Granted	395	$9.36	726	$8.52
Vested	(592)	$9.51	(461)	$9.08
Forfeited	(218)	$8.53	(179)	$8.39
Outstanding at end of period:	816	$8.72	1,270	$8.39

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

For 2025, the Compensation Committee is using the following three performance metrics for PRSU awards.

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
3.Revenue

For PRSUs awarded in 2024, the Compensation Committee utilized the same metrics as 2025 PRSUs, but with different performance goals.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's PRSU activity is as follows:

	Nine months ended September 30,
	2025		2024
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	125	$9.12	60	$9.33
Granted	507	$10.08	295	$8.76
Performance condition adjustments	(203)	$8.76	(187)	$8.76
Released	(3)	$9.84	—	$—
Forfeited	(22)	$7.21	—	$—
Outstanding at end of period:	404	$9.91	168	$9.18

Performance condition adjustments during the nine months ended September 30, 2025 decreased the PRSUs outstanding at the end of the period by approximately 203,000 units based on forecasted results for 2025 as compared to performance metrics determined by the Compensation Committee.
For the three months ended September 30, 2025 and September 30, 2024, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.3 million and $0.0 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.9 million and $0.3 million, respectively. At September 30, 2025, there was $2.9 million of total unrecognized compensation costs related to approximately 404,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$13,108	$6,401	$12,939	$13,765
Denominator:
Weighted average common shares outstanding	31,543	31,002	31,361	30,895
Basic earnings per share	$0.42	$0.21	$0.41	$0.45

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$13,108	$6,401	$12,939	$13,765
Denominator:
Weighted average common shares outstanding	31,543	31,002	31,361	30,895
Dilutive effect of stock options outstanding (1)	99	120	102	103
Dilutive effect of restricted stock units outstanding (1)	238	538	457	515
	31,880	31,660	31,920	31,513
Diluted earnings per share	$0.41	$0.20	$0.41	$0.44
_______________
(1) For the three months ended September 30, 2025, 388,000 shares, related to stock options and 165,000 shares, related to RSUs were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2025, 379,000 shares, related to stock options and 227,000 shares, related to RSUs were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

5.    Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

Trade accounts receivable - billed	$140,186	$108,563
Trade accounts receivable - unbilled	37,839	21,331
Allowance for credit losses	(3,238)	(2,613)
Accounts receivable, net	$174,787	$127,281

Trade accounts receivables - unbilled are generally billed in the subsequent quarter to their revenue recognition. The Company considers Trade accounts receivables - unbilled as short-term in nature as they are normally converted to Trade accounts receivables - billed within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

6.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Raw materials and consumable supplies	$9,841	$8,321
Work in progress	1,143	1,018
Finished goods	3,811	5,146
Inventories	$14,795	$14,485

7.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	September 30, 2025	December 31, 2024

Land		$2,469	$2,429
Buildings and improvements	30-40	22,114	27,973
Office furniture and equipment	5-8	16,979	16,768
Machinery and equipment	5-7	307,831	274,907
		349,393	322,077
Accumulated depreciation and amortization		(261,735)	(241,185)
Property, plant and equipment, net		$87,658	$80,892

Depreciation expense for the three months ended September 30, 2025 and 2024 was approximately $6.0 million and $6.1 million, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $18.1 million and $18.9 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2024	$181,442	$—	$—	$181,442
Foreign currency translation	2,283	—	—	2,283
Balance at September 30, 2025	$183,725	$—	$—	$183,725

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2024 and did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through September 30, 2025, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2025			December 31, 2024
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$109,044	$(95,608)	$13,436	$107,704	$(92,220)	$15,484
Software/Technology	3-15	61,317	(36,595)	24,722	57,414	(33,930)	23,484
Covenants not to compete	2-5	12,362	(12,357)	5	12,391	(12,371)	20
Other	2-12	10,188	(9,901)	287	10,218	(9,498)	720
Total		$192,911	$(154,461)	$38,450	$187,727	$(148,019)	$39,708

Amortization expense for the three months ended September 30, 2025 and 2024 was approximately $1.7 million and $1.9 million, respectively.

Amortization expense for the nine months ended September 30, 2025 and 2024 was $5.1 million and $5.8 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024

Accrued salaries, wages and related employee benefits	$31,690	$27,990
Accrued workers’ compensation and health benefits	3,180	4,898
Deferred revenue	8,148	8,096
Pension accrual	2,245	2,458
Right-of-use liability - Operating	11,384	11,375
Other accrued expenses	31,211	30,416
Total	$87,858	$85,233

11.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024

Senior credit facility	$100,250	$59,650
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and $0.3 million, respectively	99,810	107,545
Other	2,210	2,452
Total debt	202,270	169,647
Less: Current portion	(13,035)	(11,591)
Long-term debt, net of current portion	$189,235	$158,056

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Senior Credit Facility
On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”), which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $99.8 million as of September 30, 2025. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of September 30, 2025, the Company had borrowings of $200.1 million and a total of $3.4 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.6 million as of September 30, 2025, which are included in Other Assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of September 30, 2025, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2025, there was an aggregate of approximately $2.2 million outstanding, payable at various times through 2030.

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

13.    Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is periodically involved in lawsuits, investigations and claims. While uncertainties exist with respect to the ultimate resolution of lawsuits, investigations and claims asserted against it, except as stated below, the Company, based on currently available information, does not believe that any currently pending or threatened legal proceeding to which the Company is a party, or is likely to become a party, will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs incurred by the Company to defend lawsuits, investigations and claims and amounts the Company pays to other parties because of these matters may be covered by insurance in some circumstances.

Litigation and Commercial Claims

The Company and a subsidiary of the Company, Mistras Arizona Inspection Services LLC (“Mistras Arizona”), are subject to a lawsuit ("the DEQ Proceeding") filed by the State of Arizona and the Arizona Department of Environmental Quality (collectively “DEQ”). The DEQ Proceeding, captioned State of Arizona v. Mistras Group, Inc., Mistras Arizona Inspection Services, LLC and Naiman Phoenix, Ltd., was originally filed on February 27, 2024, in the Superior Court of the State of Arizona for Maricopa County, CV 2024-003866 (the "DEQ Complaint"). The DEQ Complaint alleges various violations of Arizona environmental laws and regulations by Mistras Arizona in connection with the operation by Mistras Arizona of its testing facility in Phoenix, Arizona. The DEQ Complaint seeks, through injunctive relief, the closing of a chromic acid plating line at the testing facility, implementation of a site assessment plan approved by the DEQ, and corrective and remedial action to bring the testing facility into compliance with laws and regulations. In addition, the DEQ is seeking unspecified penalties and costs in connection with the DEQ Proceeding.

The Superior Court held a hearing in September 2024 regarding the DEQ’s request for a preliminary injunction. On October 23, 2024, the Superior Court issued a ruling, which declined to issue the preliminary injunction requested by the DEQ, but imposed the following conditions on the Company and Mistras Arizona unless and until modified by the Superior Court or entry of a final judgment: (1) the Company and Mistras Arizona are prohibited from releasing or permitting any release of chromic acid from the facility; (2) within a reasonable time, the Company and Mistras Arizona must complete improvements to the testing facility designed to prevent future discharges of chromium or chromic acid; (3) the Company and Mistras Arizona must notify the DEQ upon completion of the improvement to enable the DEQ to conduct an inspection; and (4) the Company and Mistras Arizona are prohibited from engaging in any chrome plating operations at the testing facility until they notify the DEQ that the improvements have been completed. The DEQ may seek relief if it determines that the improvements are not sufficient to prevent discharges. In April 2025, Mistras Arizona notified the DEQ that the improvements were completed, which the DEQ

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
then inspected. Following the DEQ site visit, Mistras Arizona commenced its chrome plating operations on April 28, 2025. Mistras Arizona has been and intends to continue complying with the Superior Court's ruling. In the meantime, the DEQ Proceeding is ongoing.

It is probable that additional remediation costs, as well as fines and penalties will be imposed related to the DEQ Proceeding. However, the Company is unable to estimate the range of loss that it may incur and whether these amounts will be material to the Company.

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

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of September 30, 2025 is approximately $2.2 million, which was incurred in 2018 and 2019.

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

Segment income (loss) from operations is the primary performance measure used by the CODM to evaluate segment performance and allocate resources, including considering budget-to-actual variances and prior year-to-actual variances on a monthly basis in accordance with GAAP under ASC 280, Segment Reporting. Segment income (loss) from operations for each of the Company's reportable segments are comprised of revenue, selling, general & administrative expenses, and "other expenses." "Other expenses" include cost of revenue, reorganization and environmental costs, legal settlements and recoveries, depreciation and amortization and research and engineering.

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

For the three months ended September 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$160,609	$35,521	$4,036	$200,166	$(4,617)	$195,549
Selling, general & administrative expenses	20,377	6,856	918	28,151	5,327	33,478
Other Expenses	117,479	24,827	2,067	144,373	(2,683)	141,690
Income (loss) from operations	$22,753	$3,838	$1,051	$27,642	$(7,261)	$20,381

For the three months ended September 30, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$149,845	$33,662	$3,276	$186,783	$(4,089)	$182,694
Selling, general & administrative expenses	18,056	7,334	831	26,221	6,979	33,200
Other Expenses	114,334	24,550	1,775	140,659	(3,023)	137,636
Income (loss) from operations	$17,455	$1,778	$670	$19,903	$(8,045)	$11,858

For the nine months ended September 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$437,503	$107,812	$9,867	$555,182	$(12,613)	$542,569
Selling, general & administrative expenses	62,061	21,923	2,538	86,522	22,401	108,923
Other Expenses	329,416	76,966	5,615	411,997	(6,148)	405,849
Income (loss) from operations	$46,026	$8,923	$1,714	$56,663	$(28,866)	$27,797

For the nine months ended September 30, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$456,588	$100,972	$9,860	$567,420	$(10,511)	$556,909
Selling, general & administrative expenses	57,289	22,169	2,727	82,185	23,447	105,632
Other Expenses	349,557	74,255	5,654	429,466	(7,557)	421,909
Income (loss) from operations	$49,742	$4,548	$1,479	$55,769	$(26,401)	$29,368

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income can be seen on the Unaudited Condensed Consolidated Statement of Income. Products and Systems segment revenue was comprised of approximately $0.6 million and $0.9 million of sales to the International segment, which were eliminated upon consolidation, for the three months ended September 30, 2025 and September 30, 2024, respectively. Products and Systems segment revenue was comprised of approximately $2.4 million and $2.8 million of sales to the International segment, which were eliminated upon consolidation, for the nine months ended September 30, 2025 and September 30, 2024, respectively. Intersegment revenue related to sales between other segments was immaterial for each of the three and nine month periods ended September 30, 2025 and September 30, 2024.

Selected consolidated financial information by segment for the periods shown was as follows (with intercompany transactions eliminated in Corporate and eliminations):

	September 30, 2025	December 31, 2024
Intangible assets, net
North America	$28,869	$30,869
International	1,116	1,377
Products and Systems	801	946
Corporate and eliminations	7,664	6,516
Total	$38,450	$39,708

	September 30, 2025	December 31, 2024
Total assets
North America	$441,233	$390,052
International	119,385	97,546
Products and Systems	10,260	11,280
Corporate and eliminations	25,378	24,160
Total	$596,256	$523,038

	September 30, 2025	December 31, 2024
Long-lived assets
North America	$273,715	$268,608
International	26,490	24,822
Products and Systems	882	1,049
Corporate and eliminations	8,746	7,563
Total	$309,833	$302,042

Refer to Note 2 - Revenue, for revenue by geographic area for the three and nine months ended September 30, 2025 and 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2025 and 2024. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our 2024 Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements, including any impacts from the imposition of tariffs or other trade restrictions, changes to the
U.S. trade policy and impacts from the recent U.S federal government shutdown, include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2024 Annual Report as well as those discussed in this Quarterly Report and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

Overview

The Company is a global leader in technology-enabled industrial asset integrity solutions, serving critical industries including oil & gas, aerospace & defense, power & utilities, manufacturing, and civil infrastructure.

The Company provides a diversified portfolio of products and services, ranging from advanced non-destructive testing ("NDT") and pipeline inspections to real-time condition monitoring, maintenance planning, and specialized engineering, powered by a proprietary management software suite that centralizes integrity data for predictive analytics and benchmark analysis. With a long-standing track record of innovation and deep industry expertise, the Company helps clients reduce risk, extend asset life, and optimize operational performance.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include companies in oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), other process industries and infrastructure, research and engineering and other industries.

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

Recent Developments

Our cash position and liquidity remains strong. As of September 30, 2025, our cash balance was approximately $27.8 million and, with our Credit Agreement, provides us with significant liquidity.

As discussed above in Note 1 - Description of Business and Basis of Presentation, we changed the presentation of certain costs incurred at our operational labs as well as for certain lab personnel on our Unaudited Condensed Consolidated Statements of Income. This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the delivery of our services, resulted in a decrease in from selling, general and administrative expenses and an offsetting increase in cost of revenue. We believe this presentation is preferable as it will provide greater transparency regarding our cost of revenue and better align with how our business is managed.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

We continue to monitor the impact that tariffs or trade barriers may have on our business, including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries. The tariffs have not had a material effect on our business or results of operations to date in 2025, but they could result in additional costs to us and could impact the import of materials by our customers which are inspected by us.

In the third quarter of 2025, the price of crude oil continued to decline due to multiple macroeconomic and geopolitical forces. The decline in crude oil prices has had an adverse impact on our field related services that we provide to the oil and gas sector, which could continue if prices remain low.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with GAAP. In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income from operations before special items” is used for each of our three operating segments, “Corporate and Eliminations” and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income from Operations" (a) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs, (b) environmental expense, which relates to costs associated with the environmental matter at the Phoenix lab operated by Mistras Arizona, as described in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, and (c) legal settlement and insurance recoveries, net. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income or any other measures derived in accordance with GAAP. Because Income from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$195,549	$182,694	$542,569	$556,909
Gross profit	58,193	48,905	153,030	146,397
Gross profit as a % of Revenue	29.8%	26.8%	28.2%	26.3%
Income from operations	20,381	11,858	27,797	29,368
Income from operations as a % of Revenue	10.4%	6.5%	5.1%	5.3%
Income before provision for income taxes	17,000	9,034	16,853	17,702
Net income	13,203	6,416	13,161	13,793
Net income attributable to Mistras Group, Inc.	$13,108	$6,401	$12,939	$13,765

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Revenue

Revenue was $195.5 million for the three months ended September 30, 2025, an increase of $12.9 million, or 7.0%, compared with the three months ended September 30, 2024.

Revenue by segment for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
North America	$160,609	$149,845	$437,503	$456,588
International	35,521	33,662	107,812	100,972
Products and Systems	4,036	3,276	9,867	9,860
Corporate and eliminations	(4,617)	(4,089)	(12,613)	(10,511)
Total	$195,549	$182,694	$542,569	$556,909

Three Months

In the three months ended September 30, 2025, total revenue increased 7.0% versus the prior year comparable period due predominantly to a mid-single-digit organic increase driven by increases in the Oil and Gas and Power Generation markets. North America segment revenue increased 7.2%, driven predominantly by increases in the Oil and Gas and Power Generation markets as a result of strong turnaround activity and market demand. International segment revenue increased 5.5%, due predominantly to a mid-single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue increase by 23.2%, due to increased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 54% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Aerospace and defense customer revenue comprised approximately 12% of total revenue for the three months ended September 30, 2025 and 2024, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the three months ended September 30, 2025, as compared to 35% for the three months ended September 30, 2024, with no customer accounting for 10% or more of total revenue in either three-month period.

Nine Months

In the nine months ended September 30, 2025, total revenue decreased 2.6% versus the prior year comparable period due predominantly to a low single-digit organic decrease. North America segment revenue decreased 4.2%, driven predominantly by a decrease in our Oil and Gas market revenue due to multiple macroeconomic and geopolitical forces which slowed global oil demand growth and consequently, the demand for inspection services from Oil and Gas market customers. International segment revenue increased 6.8%, due predominantly to low single-digit organic growth and low single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue was flat as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 56% and 58% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Aerospace and defense customer revenue comprised approximately 13% and 12% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the nine months ended September 30, 2025 and 2024, respectively, with no customer accounting for 10% or more of total revenue in either nine-month period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by type
Field Services	$125,873	$127,246	$359,532	$388,129
Laboratories	16,838	15,014	47,549	49,147
Data Analytical Solutions	19,600	17,876	51,911	51,757
Other	33,238	22,558	83,577	67,876
Total	$195,549	$182,694	$542,569	$556,909

In presenting the allocation of revenue by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than our properties. Field Services revenue decreased by $1.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 and decreased by $28.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to decreases in sales volume in our oil and gas, industrials and infrastructure, and research and engineering end markets within our North America segment and our oil and gas end market within our International segment.

Laboratory revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. Laboratory revenue increased by $1.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to increased sales volumes in our aerospace and defense end market in our North America segment. Laboratory revenue decreased by $1.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower volumes in our laboratory testing inspection services as compared to the prior year comparable period.

Data Analytical Solutions revenue is comprised of revenue derived from data software licenses and subscriptions, implementation services and analytics which offer insights and generate value from asset protection. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations. Data Analytical Solutions revenue increased by $1.7 million for the three months ended September 30, 2025 as compared to the prior year comparable period, and increased by $0.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increased sales volume within PCMS and other Data Analytical Solutions offerings within our North America segment.

Other revenue is comprised of locations that perform both asset inspection services and testing of components and materials at our laboratories. Other revenue increased by $10.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 and increased by $15.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increased sales within our mixed service offering facilities.

Gross Profit

Gross profit, which reflects the reclassification of certain overhead and personnel costs from selling, general and administrative expenses to cost of revenue (see Note 1 - Description of Business and Basis of Presentation), increased by $9.3 million, or 19.0%, in the three months ended September 30, 2025 versus the prior year comparable period primarily due to an improved business mix and operating efficiencies.

Gross profit by segment for the three and nine months ended September 30, 2025 and 2024 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross profit (1)
North America	$45,103	$37,173	$115,653	$112,423
% of segment revenue	28.1%	24.8%	26.4%	24.6%
International	11,190	9,912	32,548	29,068
% of segment revenue	31.5%	29.4%	30.2%	28.8%
Products and Systems	2,192	1,802	5,152	4,836
% of segment revenue	54.3%	55.0%	52.2%	49.0%
Corporate and eliminations	(292)	18	(323)	70
	$58,193	$48,905	$153,030	$146,397
% of total revenue	29.8%	26.8%	28.2%	26.3%
(1) As noted in Note 1, the Company changed the presentation of certain costs incurred at its operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services on its Unaudited Condensed Consolidated Statements of Income. This voluntary change in classification of certain overhead and employee costs, which, were determined to be directly related to the Company’s delivery of services, resulted in a decrease in Selling, general and administrative expenses and an offsetting increase in Cost of revenue. The impact on gross profit of this change in classification for the year ended December 31, 2024 was approximately $20.9 million.
Three Months

Gross profit margin was 29.8% and 26.8% for the three-month periods ended September 30, 2025 and 2024, respectively. Gross profit margin for the North America segment increased by 3.3% for the three months ended September 30, 2025 as compared to the prior year comparable period primarily due to an improved business mix and operating efficiencies. International segment realized a 2.1% increase in gross profit margin to 31.5% for the three months ended September 30, 2025 as compared to the prior year comparable period primarily due to a favorable sales mix in the current year period. Products and Systems segment gross margin had a decrease of 0.7% to 54.3% for the three months ended September 30, 2025 primarily due to a less favorable sales mix as compared to the prior period.

Nine Months

Gross profit margin was 28.2% and 26.3% for the nine-month periods ended September 30, 2025 and 2024, respectively. Gross profit margin for the North America segment realized a 1.8% increase in gross profit margin to 26.4% for the nine months ended September 30, 2025 as compared to the prior year comparable period primarily due to a favorable sales mix and operating efficiencies. International segment realized a 1.4% increase in gross profit margin to 30.2% for the nine months ended September 30, 2025 as compared to the prior year comparable period primarily due to a favorable sales mix. Products and Systems segment gross margin had an increase of 3.2% to 52.2% for the nine months ended September 30, 2025 primarily due to a favorable sales mix as compared to the prior period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses
Selling, general and administrative expenses	$33,478	$33,200	$108,923	$105,632
Reorganization and other costs	1,764	2,143	7,802	4,219
Environmental expense	199	—	1,257	—
Legal settlement and insurance recoveries, net	—	(868)	—	(808)
Research and engineering	210	241	778	816
Depreciation and amortization	2,161	2,331	6,473	7,170
	$37,812	$37,047	$125,233	$117,029

Three Months

Operating expenses increased $0.8 million, or 2.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Selling, general and administrative expenses increased $0.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to strategic investments in our operations, partially offset by ongoing cost management activities. As discussed in Note 1 - Description of Business and Basis of Presentation, Selling, general and administrative expenses reflect the classification change for certain overhead and personnel costs from Selling, general and administrative expenses to Cost of revenue. Environmental expense increased by $0.2 million as compared to the prior year comparable period due to environmental costs incurred during the three months ended September 30, 2025, which were not incurred during the prior year comparable period. Reorganization and other costs decreased by $0.4 million to $1.8 million as compared to the prior year comparable period due to ongoing initiatives to reduce overhead costs. Depreciation and amortization decreased by $0.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Nine Months

Operating expenses increased $8.2 million, or 7.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Selling, general and administrative expenses increased $3.3 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to an unfavorable foreign exchange impact as compared to the prior year comparable period, partially offset by continued cost discipline and our focus on the calibration of our overhead costs relative to revenue achieved. As discussed in Note 1 - Description of Business and Basis of Presentation, Selling, general and administrative expenses reflect the classification change for certain overhead and personnel costs from Selling, general and administrative expenses to Cost of revenue. Environmental expense increased by $1.3 million as compared to the prior year comparable period due to environmental costs incurred during the nine months ended September 30, 2025, which were not incurred during the prior year comparable period. Reorganization and other costs increased by $3.6 million to $7.8 million as compared to the prior year comparable period due to ongoing initiatives to reduce overhead costs, and incremental costs of other related actions. Depreciation and amortization decreased by $0.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (Loss) from Operations

The following table shows a reconciliation of the income from operations to income (loss) from operations before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
North America:
Income from operations (GAAP)	$22,753	$17,455	$46,026	$49,742
Reorganization and other costs	283	835	2,754	927
Legal settlement and insurance recoveries, net	—	(868)	—	(808)
Income from operations before special items (non-GAAP)	$23,036	$17,422	$48,780	$49,861
International:
Income from operations (GAAP)	$3,838	$1,778	$8,923	$4,548
Reorganization and other costs	171	147	441	410
Income from operations before special items (non-GAAP)	$4,009	$1,925	$9,364	$4,958
Products and Systems:
Income from operations (GAAP)	$1,051	$670	$1,714	$1,479
Reorganization and other costs	—	182	151	184
Income from operations before special items (non-GAAP)	$1,051	$852	$1,865	$1,663
Corporate and Eliminations:
Loss from operations (GAAP)	$(7,261)	$(8,045)	$(28,866)	$(26,401)
Environmental expense	199	—	1,257	—
Reorganization and other costs	1,310	979	4,456	2,698
Loss from operations before special items (non-GAAP)	$(5,752)	$(7,066)	$(23,153)	$(23,703)
Total Company:
Income from operations (GAAP)	$20,381	$11,858	$27,797	$29,368
Environmental expense	199	—	1,257	—
Reorganization and other costs	1,764	2,143	7,802	4,219
Legal settlement and insurance recoveries, net	—	(868)	—	(808)
Income from operations before special items (non-GAAP)	$22,344	$13,133	$36,856	$32,779

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended September 30, 2025, income from operations (GAAP) increased $8.5 million or 71.9%, compared with the three months ended September 30, 2024, while income from operations before special items (non-GAAP) increased by $9.2 million, or 70.1%. As a percentage of revenue, income from operations before special items increased by 420 basis points to 11.4% in the three months ended September 30, 2025 compared to 7.2% in the three months ended September 30, 2024.

Nine Months

For the nine months ended September 30, 2025, income from operations (GAAP) decreased $1.6 million or 5.3%, compared with the nine months ended September 30, 2024, while income from operations before special items (non-GAAP) increased by $4.1 million, or 12.4%. As a percentage of revenue, income from operations before special items increased by 90 basis points to 6.8% in the nine months ended September 30, 2025 compared to 5.9% in the nine months ended September 30, 2024.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $3.4 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $0.9 million in interest expense was a result of lower interest rates during the three months ended September 30, 2025 in comparison to the prior year comparable period. Interest expense was approximately $10.9 million and $13.1 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $2.2 million in interest expense was a result of lower interest rates during the nine months ended September 30, 2025 in comparison to the prior year comparable period.

Income Taxes

Our effective income tax rate was approximately 22.3% and 29.0% for the three months ended September 30, 2025 and 2024, respectively. Our effective income tax rate was approximately 21.9% and 22.1% for the nine months ended September 30, 2025 and 2024, respectively.

The effective income tax rate for the three months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses. The effective income tax rate for the three months ended June 30, 2024 was higher than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

The effective income tax rate for the nine months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses. The effective income tax rate for the nine months ended September 30, 2024, was lower than the statutory rate primarily due to the reversal of valuation allowances.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act. Effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$843	$24,471
Investing activities	(18,964)	(17,152)
Financing activities	26,216	(6,247)
Effect of exchange rate changes on cash	1,393	1,642
Net change in cash and cash equivalents	$9,488	$2,714

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, cash provided by operating activities was $0.8 million, representing a year-over-year decrease of $23.6 million, or 97%. This decrease was primarily attributable to an increase in days sales outstanding and movements in working capital, as compared to the prior year comparable period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities was $19.0 million, representing a $1.8 million increase compared to the prior year comparable period, primarily attributable to increased expenditures for property, plant, and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $26.2 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $6.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net borrowings of debt were approximately $32.7 million higher than the prior year comparable period resulting in net debt borrowings during the period. The increase in net cash provided by financing activities is partially offset by $0.2 million more in taxes paid related to net share settlement of share-based awards during the nine months ended September 30, 2025.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $1.4 million in the nine months ended September 30, 2025, compared to an increase of $1.6 million for the nine months ended September 30, 2024.

Cash Balance and Credit Facility Borrowings

As of September 30, 2025, we had cash and cash equivalents totaling $27.8 million and $86.4 million of unused commitments under our Credit Agreement with borrowings of $200.1 million and $3.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2025, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

The terms of our Credit Agreement are described in Note 11 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2024 Annual Report.

Off-balance Sheet Arrangements

During the nine months ended September 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
July 31, 2025	—	$—
August 31, 2025	—	$—
September 30, 2025	475	$9.78

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

On September 15, 2025, the Company appointed Eileen Coggins as the Company’s Executive Vice President and Chief Legal Officer.

Rule 10b5-1 Trading Plans
During the three and nine months ended September 30, 2025, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1
Option Award Agreement, dated September 8, 2025, between the Company and Natalia Shuman (filed as exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2025 and incorporated herein by reference)

10.2
Restricted Stock Unit Certificate, dated September 8, 2025, between the Company and Natalia Shuman (filed as exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2025 and incorporated herein by reference)

10.3	Option Award Agreement, dated September 15, 2025, between the Company and Eileen Coggins, Executive Vice President and Chief Legal Officer.

10.4	Restricted Stock Unit Certificate, dated September 15, 2025, between the Company and Eileen Coggins, Executive Vice President and Chief Legal Officer.

10.5	Employment Agreement, dated September 15, 2025, between the Company and Eileen Coggins, Executive Vice President and Chief Legal Officer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: November 6, 2025