Form 10-K
period 2025-12-31
Mistras Group, Inc.
filed 2026-03-11
CIK 1436126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of $8.01 on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $171.4 million.

As of March 9, 2026, the Registrant had 31,595,562 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

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

OUR BUSINESS

Overview
Mistras Group, Inc., together with its subsidiaries (the "Company"), is a global leader in technology-enabled industrial asset integrity and laboratory testing solutions, serving critical industries including oil & gas, aerospace & defense, power & utilities, manufacturing, and civil infrastructure.

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

The Company enhances value for its customers by integrating asset integrity protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected software and monitoring solutions, including OneSuite®, which serves as a cloud-based ecosystem that pulls together the Company’s software and data services capabilities. This integrated approach enables customers to make data-driven decisions that improve asset reliability, enhance safety, reduce operational risk, and optimize performance across the asset lifecycle.

The Company’s core capabilities include NDT field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, in-house laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

Given the role the Company's solutions play in supporting the safe and efficient operation of customer infrastructure, the Company historically has provided a majority of its services on a recurring basis. Services are primarily performed at customer facilities, with the exception of aerospace and defense customers, which are largely served through the Company’s network of state-of-the-art laboratories. These services may include NDT and inspection services, as well as complementary mechanical services such as heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments, and long-term condition-monitoring.

Under our operating model, many customers outsource inspection and integrity management activities to the Company on a “run and maintain” basis. The Company maintains long-term relationships with leading asset-intensive operators across oil and gas, aerospace and defense, industrial, power generation and transmission, infrastructure, research and engineering, petrochemical, and other process industries.

The Company continues to invest in proprietary, technology-enabled software and testing instruments, including those developed within its Products and Systems segment. Growth has been supported by selective acquisitions, organic expansion, and the integration of applied technologies and managed support services.

The Company believes long-term growth exists across its target markets, although results may be impacted by macro- and micro-economic conditions, supply chain disruptions, customer capital spending cycles, and commodity price fluctuations.

We generated revenues of $724.0 million, $729.6 million and $705.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. We generated net income of $16.9 million, net income of $19.0 million and net loss of $17.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, we generated approximately 81%, 81% and 82%, respectively, of our revenues from our North America segment. Our revenues are diversified, with our top ten customers accounting for approximately 36%, 36% and 35% of our revenues during the years ended December 31, 2025, 2024 and 2023, respectively, with no customer accounting for greater than 10% of our revenues in any such year.

OUR SPECIALIZED SOLUTIONS
The Company delivers asset protection solutions that combine inspection services, products, data management, analytics, and engineering expertise. Solutions range from routine inspections to enterprise-wide asset integrity management programs designed to support safety, compliance, and operational efficiency.

Field Services
The Company’s field services portfolio includes traditional and advanced NDT techniques. These solutions are offered on an individual basis or as part of an enterprise inspection and testing program to our customers.

NDT is the examination of an asset without materially impacting its structural integrity. The ability to inspect mission-critical assets and not interfere with their operating performance makes NDT a highly-attractive alternative to many traditional techniques, which may require shutting down an asset or entire facility. Typical issues inspected by MISTRAS technicians include potential corrosion, cracking, pitting, leaking, faults and flaws in piping, storage tanks and pressure vessels, as well as a wide range of other industrial assets and public infrastructure.

Asset inspections often require pre- and post-inspection industrial services, along with advanced access techniques to inspect and maintain equipment in at-height or subsea locations. Typical ancillary services provided by MISTRAS technicians include coating, insulation, and mechanical and construction support, delivered via rope access, diving, or aerial lifts.

Automated data acquisition solutions use smart sensing and monitoring, robotic/unmanned inspection systems, and digitized spot inspections to deliver asset integrity data with greater insight into current and potentially future asset conditions. Field inspections frequently serve as the entry point for broader engagements that may include engineering assessments, maintenance support, and data analytical solutions, driving additional revenue opportunities for the Company.

Data Analytical Solutions
Asset protection services generate significant volumes of mechanical integrity data that must be archived, managed, and analyzed to support regulatory compliance and risk-based decision-making. Customers often face challenges consolidating data across assets, facilities, and inspection methods.

Customer data is managed within the Company’s asset protection software ecosystem, OneSuite, which provides a centralized, cloud-based platform for accessing, visualizing, and analyzing asset integrity data. OneSuite integrates more than 90 applications that support trending, benchmarking, reporting, and analytics across assets and facilities, enabling customers to gain enterprise-level visibility into asset condition and performance.

The Company’s data analytical solutions include industry-leading applications such as Plant Condition Management Software (“PCMS®”), one of the most widely-used asset integrity management systems (“AIMS”). Approximately 50% of U.S. refiners, as well as midstream pipeline operators and energy companies in Canada and Europe utilize PCMS. PCMS supports asset integrity management, inspection planning, compliance documentation, and long-term condition assessment across facilities.

Pipeline customers use MISTRAS’ Onstream Pipeline Inspection inline inspection (“ILI”) services and New Century Software platform to capture, manage, and analyze pipeline integrity data. These solutions enable integration of inline inspection ILI data with risk analytics and business intelligence tools to support integrity assessments, prioritization, and compliance activities.

MISTRAS also provides online condition monitoring solutions for customers in wind, power, and infrastructure markets. These solutions deliver real-time monitoring and analysis, often in hazardous or hard-to-reach environments, and support early detection of damage or degradation while enhancing safety by reducing the need for on-site inspections.

Many customers leverage the Company’s managed data and analytical services, which combine software platforms with engineering, analytical, and field expertise. These services generate actionable insights, support maintenance planning, reduce unplanned outages, and improve overall operational efficiency for our customers.

In-house Lab Services
MISTRAS operates a network of in-house laboratories across North America and Europe that provide quality assurance and quality control (“QA/QC”) solutions for new and existing metal and alloy components, materials, and composites. The Company’s laboratories support customers throughout the component lifecycle, from preparation and production through post-processing and in-service monitoring, with a focus on meeting manufacturing and regulatory requirements and optimizing production logistics. In-house laboratory services include non-destructive evaluation and inspection (“NDE”/“NDI”), destructive testing (“DT”), metallurgical testing, chemical analysis, mechanical and machining services, pre-machining, casting repair solutions, and finishing services.

MISTRAS laboratories hold a wide variety of certifications, such as: Nadcap (formerly NADCAP, the National Aerospace and Defense Contractors Accreditation Program), AS9100/ISO-9001, Federal Aviation Administration Repair Station, and the International Traffic in Arms Regulations/Export Administration Regulations, which allow the Company to perform inspections that meet or exceed stringent regulatory and manufacturers' requirements. With these certifications come a comprehensive range of approvals from prime contractors of major projects, militaries and internationally-renowned original equipment manufacturers ("OEMs") from many key markets, including oil and gas, aerospace and defense, power generation, and industrial markets.

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
Centers of Excellence
Another differentiator in our business model is our Centers of Excellence ("COEs"), which offer support for asset, technology or industry-specific solutions. Our subject matter experts engage in strategic sales opportunities to offer customers value-added solutions using advanced technologies and methods. The COEs help to standardize our approach to common problems in our key market segments. Our COE experts cover:
•Acoustic Emission
•American Petroleum Institute ("API") Turnarounds
•AIMS/MI/Engineering
•Automated Ultrasonics
•Fossil Power
•Guided Wave Ultrasonics
•Mechanical Services
•Nuclear Power
•Phased Array
•Rope Access
•Wind
•Tank Inspection
•Tube Inspection
•Unmanned Systems

ASSET PROTECTION INDUSTRY OVERVIEW
Asset protection plays a critical role in maintaining the integrity, reliability, and availability of mission-critical infrastructure across asset-intensive industries. Asset protection solutions are used to detect, mitigate, and prevent degradation mechanisms such as corrosion, cracking, leaks, and manufacturing defects that may impact safety, regulatory compliance, or operational performance.

Demand for asset protection solutions is driven by aging infrastructure, regulatory requirements, increasing safety and environmental expectations, and the growing complexity of industrial assets. Many customers operate assets beyond their original design life, requiring ongoing inspection, testing, and monitoring to support continued operation.

NDT has historically been a foundational element of the asset protection industry due to its ability to assess asset condition without disrupting operations. In recent years, customers have increasingly adopted advanced non-destructive testing solutions, automation, robotics, and digital monitoring technologies to improve inspection efficiency, data quality, and safety outcomes. At the same time, the volume and importance of inspection and mechanical integrity data have increased. Customers are seeking solutions that enable centralized data management, support regulatory compliance, and facilitate risk-based decision-making across their assets and facilities.

The asset protection industry has traditionally consisted of many localized service providers. However, customers are increasingly consolidating programs with service providers capable of delivering integrated inspection, data, and analytical solutions at scale. Service providers with advanced technology capabilities, a skilled workforce, and a global footprint are positioned to support recurring, long-term asset integrity programs.

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
Extending the Useful Life of Aging Infrastructure While Increasing Utilization. Due to the prohibitive costs and challenges of building new infrastructure, many companies have chosen to extend the useful life of existing assets through enhancements, rather than replacing these assets. This has resulted in the significant aging and increased utilization of existing infrastructure in our target markets. Because aging infrastructure requires more frequent inspection and maintenance in comparison to new infrastructure, companies and public authorities continue to spend on asset protection services to ensure their aging infrastructure assets continue to operate effectively.
Outsourcing of Non-Core Activities and Technical Resource Constraints. Due to the increasing sophistication and automation of asset protection programs, a decreasing supply of skilled professionals and increasing governmental regulations, companies are increasingly outsourcing NDT to third-party service providers with advanced solution portfolios, engineering expertise and trained workforces.
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
Expanding Addressable End-Markets. The continued emergence of and advances in asset protection technologies and software-based systems are increasing the demand for asset protection solutions in applications where existing techniques were previously ineffective. Our range of service offerings and advanced digital technologies allows us to meet the requirements of chemical producers to continuously monitor and provide advanced digital analytical solutions for our customers. Also, our advanced digital analytical solutions allow us to provide real-time monitoring to a variety of customers across infrastructure end markets.
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
Crude Oil Prices. Volatility in the energy sector has been significant over the past decade. The decline in global crude oil prices in 2015 and 2016 constrained industry expansion, followed by a recovery in 2017 and 2018. Prices declined again during the early stages of the COVID-19 pandemic before rebounding in the second half of 2021 and the first half of 2022 to elevated levels. These conditions contributed to the deferral of certain refinery turnarounds in 2022 until market conditions moderated later that year. During 2023 and 2024, crude oil prices were generally more stable relative to prior periods, and this trend continued into 2025, although energy markets remained influenced by geopolitical developments, including the war in Ukraine and conflict in the Middle East, including the recent conflict between the U.S. and Iran, the imposition of U.S. tariffs, trade restrictions and the responses from other countries, as well as broader macroeconomic conditions.

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
Collaborating with Our Customers. We have historically expanded our asset protection solutions portfolio in response to our customers’ unique performance specifications. Our technology packages have often been developed in close cooperation and partnership with key customers and industry organizations.
Experienced Management Team. Our management team has a track record of asset protection organizational leadership. These individuals also have successfully driven operational growth organically and through acquisitions, which we believe is important to facilitate future growth in the asset protection industry.
Our Growth Strategy
The Company's growth strategy emphasizes the following key elements:

Continue to Digitalize Asset Protection Data and Processes: The Company places a data-centric focus on asset protection, enabling customers to ease areas of concern through the ability to make data-driven decisions, particularly related to the timely and accurate transfer of asset integrity data from the field to data management systems and the visibility and accessibility of that data once uploaded. The Company expects demand for data analytical solutions that provide big data intelligence and remote data visibility to continue to grow and continues to invest in capabilities that help customers visualize and generate actionable insights from asset integrity data, regardless of data source. The Company is also focused on optimizing asset protection workflows by creating digital connections between applications to increase data visibility and reduce manual data entry and human error. By combining digital solutions with traditional testing and inspection services, the Company delivers value-added services that unlock long-term customer value and demonstrate the breadth and depth of its technologies.

Expand Our Focus in the Aerospace and Defense Industries: The Company believes that the introduction of next-generation airframes, aircraft engines, and the increasing demand for private space flight have created sustained demand for inspection, testing, machining, and mechanical services required for part production. MISTRAS also sees increased adoption of additive manufacturing techniques driving demand for advanced inspection and testing solutions. The Company remains optimistic about growth in the defense industry as legacy systems are extended and next-generation platforms are deployed, positioning MISTRAS to support evolving customer requirements through its inspection and testing capabilities.

Expand Our Focus in the Pipeline Integrity Industry: The Company intends to continue broadening its solutions for the pipeline market. Recent regulatory developments have expanded pipeline integrity management requirements, increasing the need for inspection, documentation, and risk assessment of existing infrastructure. This environment creates opportunities for MISTRAS to support customers across both new construction and integrity management phases. The Company has strengthened its capabilities through prior acquisitions of pipeline integrity management software and inline inspection providers and through the deployment of PCMS software for pipeline operators, enhancing MISTRAS’ ability to deliver integrated, data-driven insights efficiently.

Expand our Mechanical Services Portfolio: The Company believes that providing mechanical services that complement inspection activities, such as insulation removal and replacement or surface preparation for coating or painting, represents an important market differentiator. Many customers already require these services but rely on multiple vendors, creating opportunities for MISTRAS to deliver greater value through integrated service delivery and improved efficiency.

Continue to Develop Technology-Enabled and Digital Asset Protection Solutions: The Company intends to maintain and enhance its technological leadership through continued investment in new technologies, applications, and data services. The OneSuite ecosystem reflects MISTRAS’ focus on deepening integration across solutions to deliver unified offerings for customers seeking to centralize asset protection activities. Ongoing development efforts include technologies that improve data flow across operational phases and facilities, supported by integrated pipeline integrity data solutions and cloud-based monitoring platforms.

Expand our Solution Offerings to Existing Customers: The Company believes that expanding into adjacent and complementary services increases its value proposition and ability to capture additional business. Many customers operate assets across multiple locations and increasingly seek integrated solutions that consolidate data and services at an enterprise level. MISTRAS believes that expanding solution offerings and enabling cross-facility data visibility supports additional recurring revenue opportunities and deeper customer relationships. The Company remains focused on strengthening its inspection and testing services while diversifying the end markets it serves.

Continue to Expand Our Customer Base into New End Markets: The Company believes there are significant opportunities to expand into emerging and adjacent end markets, including renewable energy, alternative power generation, natural gas transportation, data centers, pipeline integrity, and additive manufacturing. MISTRAS expects growth in these markets to be supported by increased adoption of advanced asset protection technologies, including robotics, automation, and unmanned inspection tools, which are increasingly replacing traditional inspection methods.

Capitalize on Acquisitions: The Company has completed acquisitions to enhance its solutions, expand its customer base, and extend its geographic reach. Due to a focus on organic growth and constraints under existing debt covenants, MISTRAS does not expect to complete acquisitions in 2026 other than limited transactions subject to lender approval. Beyond 2026, the Company expects to pursue selective acquisitions aligned with its strategic and financial objectives.

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

For a discussion of segment revenues, operating results and other financial information, including geographic areas in which we generated revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, as well as Note 2 - Revenue and Note 18 - Segment Disclosure in the notes to our audited consolidated financial statements in Item 8 of this Annual Report.
Revenue Overview

Revenue by Industry

The following charts represent our disaggregated revenue by industry for the years ended December 31, 2025, 2024 and 2023.

2025 Revenue by Industry
Petrochemical, 2%
Other, 2%
Infrastructure, Research & Engineering, 5%
Other Process Industries, 6%
Power Generation and Transmission, 6%
Industrials, 11%
Aerospace & Defense, 13%
Oil & Gas, 55%

2024 Revenue by Industry
Petrochemical, 2%
Other, 2%
Infrastructure, Research & Engineering, 5%
Other Process Industries, 7%
Power Generation and Transmission, 5%
Industrials, 10%
Aerospace & Defense, 12%
Oil & Gas, 57%

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

Our revenues are comprised of services offerings at our laboratories and at customer facilities. Data Analytical Solutions revenues are comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than our properties. Laboratories revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. Other revenue is comprised of locations that perform both asset inspection services and testing of components and materials at our in-house laboratories.

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

In the energy market, there are various economic indicators that drive our business, especially in the U.S. domestic markets. It is unclear what the short and long-term effects of the war between Russia and Ukraine are likely to have on the world economy and certain of our target markets, including particularly the oil and gas market. Excerpted below are forecasts from various Energy Information Administration ("EIA") outlook reports, which are subject to change based on these factors:

Electricity generation from coal is projected to continue declining through the mid to late 2020s, partially offset by growth in utility-scale solar, wind, and other renewable sources. These trends, along with continued investment in infrastructure integrity, refining efficiency, and energy transition initiatives, are expected to influence customer spending patterns and demand for the Company’s inspection and asset protection services.

The EIA noted U.S. crude oil production averaged 12.9 million barrels per day (bpd) in 2023, rose to an average 13.2 million bpd in 2024 and rose again in 2025 to an average 13.6 million bpd in 2025. The EIA forecasts production to remain relatively flat at an average of 13.5 million bpd in 2026.

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
Aerospace and Defense
The aerospace industry continued to experience increased backlog and production levels in 2025, with such levels approaching and exceeding pre-COVID-19 pandemic levels for certain OEMs throughout 2025. We serve this rapidly growing target market by providing a full range of inspection, testing, machining, mechanical, finishing, additive manufacturing and equipment solutions, for which we are Nadcap certified. Our state-of-the-art in-house testing laboratories maintain numerous accreditations from industry organizations, including Nadcap, and some of the largest manufacturers in the world, such as Boeing, Safran, Airbus, Bombardier and Embraer.
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
We have provided testing and structural health monitoring and data analytical solutions on bridges and structures worldwide, including some of the largest and most well-known bridges in the United States and United Kingdom. In addition to structural applications, we also perform testing and ongoing monitoring for data centers, ensuring the reliability and operational continuity of these critical facilities. Our sensors continuously monitor these assets, alerting owner/operators when defects are detected. Our monitoring teams also provide regular reports that include early warnings of suspect areas before an alarm is generated.
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
Customers

We provide our asset protection solutions to a global customer base of diverse companies primarily in our target markets. No customer represented 10% or more of our revenue in any of the years ended December 31, 2025, 2024 or 2023.

Geographic Areas

We have operations in 11 countries and occasionally conduct business in a few other countries. Most of our revenues are derived from our U.S., Canadian and European operations and we do not have operations in Russia, and we do not do business in Russia, Ukraine or other areas which are impacted by the on going war between Russian and Ukraine. See Note 2 - Revenue and Note 18 - Segment Disclosure to our audited consolidated financial statements in this Annual Report for further disclosure of our revenues, long-lived assets and other financial information regarding our international operations.

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

Human Capital

As of December 31, 2025, we had approximately 4,800 employees worldwide, of which 3,200 were located in the United States, 500 in Canada and 1,100 in our other non-U.S. locations. Our employees include full, part time and contract employees throughout our organization. As described below, we value our employees and have established various programs to promote the satisfaction, health and safety of our employees. Less than 1.00% of our employees in the United States are unionized.

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

We continuously monitor our safety performance through analysis of our company-wide safety statistics, which help us to determine behavioral trends while also instilling a culture of proactivity. For the year ended December 31, 2025, our Total Recordable Incident Rate ("TRIR") was 0.35 while Days Away, Restricted and Transferred Rate was 0.17 and Lost Work Day Rate was 0.03. For the year ended December 31, 2024, our TRIR was 0.19.

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

Competition

We operate in a highly competitive, but fragmented, market. Our primary competitors include large public and private companies, divisions of large companies and various small companies which generally are limited to a specific product or technology and focused on a niche market or geographic region. We believe that few, if any, of our competitors currently provide the full range of asset protection and NDT products, PCMS and the traditional and advanced services solutions that we offer. Our competition with respect to NDT services include TIC Solutions, SGS Group, the Team IHT Segment and APPLUS RTD. In addition, in our in-house laboratory testing services, particularly within the aerospace and defense end market, we compete with Element Materials Technology. Our competition with respect to PCMS includes UltraPIPE, Lloyd’s Register Capstone, Inc. and Meridium Systems. In the traditional NDT market, we believe the principal competitive factors include project management, availability of qualified personnel, execution, price, reputation and quality, whereas in the advanced NDT market, reputation, quality and size tend to be the most significant competitive factors. We believe that the NDT market has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include: (i) having to acquire or develop advanced NDT services, products and systems technologies, which in our case occurred over many years of customer engagements and at significant internal research and development expense, (ii) complex regulations and safety codes that require significant industry experience, (iii) license requirements and evolved quality and safety programs, (iv) costly and time-consuming certification processes, (v) capital requirements and (vi) emphasis by large customers on size and critical mass, length of relationship and past service record.

Research and Development

Our research and development ("R&D") is principally conducted by engineers and scientists at our Princeton Junction, New Jersey headquarters, and supplemented by other employees in the United States and throughout the world, including Canada, France, Greece the United Kingdom, Brazil and the Netherlands. Our total professional staff includes employees who hold

Ph.D.’s and engineers and employees who hold Level III certification, the highest level of certification from the American Society of Non-Destructive Testing ("ASNT").
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
R&D expenses are reflected in our Consolidated Statements of Income (Loss) as research and engineering expenses. Our company-sponsored research and engineering expenses were approximately $1.0 million, $1.1 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. While we have historically funded most of our R&D expenditures, from time to time we also receive customer-sponsored R&D funding. Most of the projects are in our target markets, however, a few of the projects could lead to other future market opportunities.

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
As of December 31, 2025, we held 12 U.S. patents by direct ownership and had 5 patent applications pending in the United States. All the patent applications pending have been filed since 2018. While we do not rely on these patents or licenses to provide a majority of our proprietary asset protection solutions, certain of these patents do provide us with a competitive advantage and we believe they will be an asset to our growth strategy. Our trademarks and service marks provide us and our solutions with a certain amount of brand recognition in our markets. We do not consider any single patent, trademark or service mark material to our financial condition or results of operations.
As of December 31, 2025, the primary trademarks and service marks that we held in the United States included MISTRAS®, our stylized globe design and our tag line "One Source for Asset Protection Solutions". Other key trademarks or service marks that we utilize in localized markets or product advertising include:
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
Governmental Regulations

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include, among others: the Comprehensive Environmental Response, Compensation, and Liability Act, the Resources Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act, the Toxic Substances Control Act, the Atomic Energy Act, the Energy Reorganization Act of 1974, and applicable regulations. In addition to the federal laws and regulations, states and other countries where we do business often have numerous environmental, legal and regulatory requirements by which we must abide. We evaluate and address the environmental impact of our operations by assessing properties in order to avoid future liabilities and comply with environmental, legal and regulatory requirements. See “Risk Factors” in Item 1A for a discussion of risks relating to federal, state, local and international laws and regulations applicable to our business.

Executive Officers

The following table and text sets forth our executive officers for the year ended December 31, 2025 and their background and experience.

Name	Age	Position
Manuel N. Stamatakis	78	Executive Chairman of the Board
Natalia Shuman	52	President and Chief Executive Officer
Edward J. Prajzner	59	Senior Executive Vice President and Chief Financial Officer
Hani Hammad	37	Executive Vice President and Chief Operating Officer
Gennaro D'Alterio	54	Executive Vice President, Chief Commercial Officer
Eileen Coggins	60	Executive Vice President and Chief Legal Officer*
*On September 15, 2025, Eileen Coggins joined Mistras as Executive Vice President and Chief Legal Officer and assumed the role of General Counsel and Secretary as of November 15, 2025.

Manuel "Manny" N. Stamatakis joined our Board in 2002, became the Chair of the Governance Committee as well as a member of the Audit Committee and Compensation Committee in 2009 and Lead Director in 2010. On October 9, 2023, Mr. Stamatakis became the Chairman of the Board, and on the same day became our Interim President Chief Executive Officer to replace our prior President and Chief Executive Officer, Dennis Bertolotti. At that same time, Mr. Stamatakis resigned from all the committees of the Board and as our lead director. Mr. Stamatakis chaired the Project Phoenix Steering Committee, an initiative for which he was both the chief architect and driving force. Mr. Stamatakis currently serves as our Executive Chairman of the Board following Ms. Shuman’s appointment as President and Chief Executive Office of Mistras, effective January 1, 2025.

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

Natalia Shuman joined Mistras as President and Chief Executive Officer, effective January 1, 2025. Prior to joining the Company, from October 2021 until October 2024, Ms. Shuman was an executive at Eurofins Scientific Group (“Eurofins"), a global leader in the testing, inspection, and certification (“TIC”) industry. Ms. Shuman served as Executive Vice President - Europe and Asia and as President - Biopharma and AgTech Services at Eurofins, and also served as a member of the Group Operating Council during her tenure at Eurofins, where she led over 12,000 employees, driving growth strategies, operational excellence, and strategic value creation. Prior to joining Eurofins, Ms. Shuman served from April 2017 to September 2021 as the Chief Executive Officer of Bureau Veritas - North America, Inc. (“Bureau Veritas”), also a leader in the TIC industry, where she oversaw approximately 7,000 employees, 130 branches and laboratories across the US, Canada and Mexico and served on the Bureau Veritas’s Group Executive Committee.

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

Eileen Coggins joined Mistras on September 15, 2025, as Chief Legal Officer and assumed the role of General Counsel and Secretary as of November 15, 2025. She brings extensive experience as a senior legal officer across regulated industries, including public companies, private enterprises, and private equity–backed organizations. Ms. Coggins has held senior leadership roles at AmeriHealth Caritas, Univita Health Inc., and Genesis HealthCare Corp. At AmeriHealth Caritas, she expanded the legal function while helping drive revenue growth from $6 billion to more than $23 billion. She also oversaw legal, regulatory, and government affairs at Univita Health, and guided governance through major transactions at Genesis HealthCare, including a company sale and tax-exempt spin-off. She holds a Juris Doctor from Widener University School of Law and a Bachelor of Arts from West Chester University. Ms. Coggins also serves on the Boards of Share Food Inc., as Vice Chair and Chair of the Nominating and Governance Committee, and Casa Farnase.

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

ITEM 1A.                                       RISK FACTORS

This section describes the major risks to us, our business and our common stock. You should carefully read and consider the risks described below, together with the other information contained in this Annual Report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making an investment decision. The statements contained in this section constitute cautionary statements under the Private Securities Litigation Reform Act of 1995. If any of these risks occur, our business, financial condition, results of operations and future growth prospects may be adversely affected. As a result, the trading price of our common stock would likely decline, and you may lose all or part of your investment. You should understand that it is not possible to predict or identify all risk factors that could impact us. For example, ongoing geopolitical conflicts, including the war between Russia and Ukraine, the unrest in the Middle East, including the recent conflict between the U.S. and Iran, and the recent intervention in Venezuela, continue to contribute to global energy market volatility, supply chain disruption, and economic uncertainty that could affect certain of our end markets, particularly oil and gas. Broader macroeconomic conditions, including inflationary pressures, higher interest rates, labor market tightness, and evolving trade policies or tariffs and retaliatory responses, may also impact our costs, customer spending, and project timing. In addition, emerging regulatory and market developments related to climate change, the use of AI, cybersecurity, and sustainability reporting may introduce new compliance requirements or operational risks. Accordingly, the following discussion should not be viewed as an exhaustive list of all risks and uncertainties that could impact our business or the value of our common stock.

Risks Related to Our Business

Due to our dependency on customers in the oil and gas industry, we are susceptible to prolonged negative trends relating to this industry that could adversely affect our operating results.

Our customers in the oil and gas industry have accounted for a substantial portion of our historical revenues. Specifically, they accounted for approximately 55%, 57%, and 59% of our revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Although we have expanded our customer base into industries other than the oil and gas industry, we still receive a majority of our revenues from this industry. Our services remain critical to the integrity and safety of energy infrastructure, including refineries, pipelines, offshore platforms, and petrochemical facilities. We have broadened our portfolio to include enhanced mechanical and in-line inspection services, digital and data-driven integrity solutions, and asset protection technologies. However, the oil and gas industry is cyclical and subject to fluctuations in commodity prices, capital spending, and production activity. In addition, economic slowdowns or low oil prices have, and could continue to, result in cutbacks in contracts for our services. While oil prices have generally stabilized in 2025 following periods of volatility in prior years, any sustained decline could lead to reduced maintenance spending and deferrals of nonessential projects by our customers, which would adversely affect demand for our services and our results of operations. Conversely, sustained periods of elevated oil prices can also negatively impact our business if our customers delay inspection and maintenance activities due to higher operating costs, supply chain constraints, or labor shortages.

Demand for a substantial portion of our products and services depends on the level of capital expenditures invested in the oil and natural gas industry. Ongoing uncertainties related to future crude oil demand and the willingness of operators to invest in U.S. land-based drilling, completion and production activities given efficiencies gained and regulatory pressures may result in a material adverse impact on our financial condition, results of operations and cash flows. Any prolonged reduction in the overall level of exploration and production activities, whether resulting from changes in oil and natural gas prices or otherwise, could have an adverse effect on our equipment utilization, revenues, cash flows and profitability; our ability to obtain additional capital to finance our business and the cost of that capital; and our ability to attract and retain skilled personnel.

We continue to diversify our business across other end markets, including aerospace and defense, power generation and transmission, chemical processing, and infrastructure, as well as emerging opportunities in renewable energy and advanced materials. These industries, however, are also cyclical and can be affected by economic slowdowns, supply chain challenges, and changes in government policies or investment levels. Geopolitical instability, including the ongoing war between Russia and Ukraine, conflict in the Middle East, including the recent conflict between the U.S. and Iran, and the recent intervention in Venezuela, continues to contribute to energy market volatility and broader macroeconomic uncertainty. These conflicts have disrupted global supply chains and contributed to elevated energy and material costs in certain regions, particularly impacting our European operations.

Additionally, evolving trade policies, tariffs, and other regulatory or retaliatory actions affecting the flow of goods and materials, particularly between the United States, China, and other major trading partners, could increase our operating costs or impact customer demand in certain markets. Any of these factors could adversely affect our revenues, profitability, and cash flows.

If we are unable to successfully execute our growth strategy, our business, financial condition, and results of operations could be materially and adversely affected

Our long‑term growth strategy depends on expanding and digitalizing our asset‑protection solutions, increasing our presence in certain end markets, broadening our mechanical services, enhancing technology‑enabled offerings, and expanding our solutions to new and existing customers. Successful execution of our long-term growth strategy requires ongoing innovation, effective technology development, sufficient capital investment, scalable operations, qualified personnel, and strong customer and partner relationships.

We may not achieve the growth contemplated by our strategic plans. Our growth initiatives could take longer or cost more than expected, may not generate anticipated returns, or may be constrained by customer adoption rates, competitive pressures, regulatory changes, or operational limitations. If we fail to implement these growth initiatives successfully, or if they do not produce the expected benefits, our revenue trajectory, profitability, and competitive position could be materially harmed. As a result, our actual performance may differ materially from our expectations.

We may be affected by climate change and market or regulatory responses to climate change

Climate change and related legislative, regulatory, and market developments could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions on emissions, including those that have already been adopted and others that are expected to be adopted in the future, could affect our customers that (i) use commodities to produce energy, (ii) use significant amounts of fossil fuel to produce or deliver commodities, or (iii) manufacture or produce goods that consume significant amounts of fossil fuels or burn fossil fuels. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets we serve (including the oil and gas industry), which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy also could affect certain of our customers and the markets we serve in an unpredictable manner. Any of these factors, individually or with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on our results of operations, financial condition and liquidity.

In addition, government incentives supporting renewable energy development and the broader energy transition may cause shifts in capital allocation away from traditional oil and gas infrastructure, which could reduce activity levels in markets we serve. Conversely, increased investment in renewable and alternative energy sources may create new opportunities for our services; however, the pace and scale of such transitions remain uncertain. New and evolving international, federal, state, and local legislation and regulation based on concerns about climate change, including emerging climate disclosure and reporting requirements such as the SEC’s final climate-related disclosure rules, which were stayed in April 2024, may also increase our compliance, data collection, and reporting costs. In addition, in October 2023, California enacted the Climate Corporate Data Accountability Act (“SB-253”), which mandates the disclosure of greenhouse gas emissions, including Scope 1, Scope 2 and Scope 3 emissions; and the Climate-Related Financial Risk Act (“SB-261”), which mandates the disclosure of climate-related financial risks, and measures adopted to reduce and adapt to such risks. California has delayed formal rulemaking for SB-253 until the first quarter of 2026. As of the date of this Annual Report, SB-261 is subject to a court injunction on its implementation. We continue to monitor and review developments relating to SB-253 and SB-261. Meeting these evolving regulatory and stakeholder expectations may require additional investment in systems, processes, and personnel, and noncompliance could result in reputational or legal risks. Any of these factors, individually or collectively, could adversely affect our results of operations, financial condition, and liquidity.

Our international operations are subject to risks relating to non-U.S. operations.

For the years ended December 31, 2025, 2024 and 2023, we generated approximately 30%, 31%, and 29% of our revenues outside the United States, respectively. In addition, our international operations as a percentage of our business may increase over time. Our primary operations outside the United States are in Canada, Germany, France, the United Kingdom, the Netherlands, and Brazil. We also have operations in Belgium, Greece, India and Mexico. From time to time, we may conduct business in other jurisdictions where we do not maintain significant or core operations. There are numerous risks inherent in doing business in international markets, including:

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

We derive a significant amount of revenues from a few customers. Taken as a group, our top ten customers were responsible for approximately 36%, 36%, and 35% of our revenues for the years ended December 31, 2025, 2024 and 2023, respectively. This concentration pertains almost exclusively to our North America segment, which accounted for 81%, 81%, and 82% of our revenues for the years ended December 31, 2025, 2024 and 2023, respectively. These customers are primarily in the oil and gas sector. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers or any significant change in the timing or volume of purchases by our significant customers could result in lower revenues and could harm our business, financial condition or results of operations.

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

In 2023, we initiated a broad operational review, referred to as “Project Phoenix,” aimed at improving profitability and Adjusted EBITDA through meaningful margin enhancement and sustained cost savings. Most phases of Project Phoenix were completed in 2023, including the identification of efficiency and profitability opportunities, validation of actionable initiatives, implementation of key changes throughout 2024, and the continuation of ongoing cost containment and related initiatives during 2025. These efforts have resulted in cost reductions through headcount optimization, streamlined workflows, and process improvements, as well as the development of plans to increase revenue.

While we believe Project Phoenix and ongoing cost containment initiatives will benefit the Company and its stockholders over the long term, there is no certainty that the initiatives will produce the intended results on our expected timeframes or at all. Cost reductions and operational changes could inadvertently disrupt our business, weaken internal controls or procedures, limit growth opportunities, or otherwise adversely affect operations. Additionally, headcount reductions and process changes may negatively impact employee morale, potentially leading to higher turnover, loss of key personnel, and further operational challenges, which could materially affect our financial performance.

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

Our current credit agreement also imposes restrictions on our ability to engage in certain activities, such as creating liens, making certain investments, incurring more debt, disposing of certain property, paying dividends and making distributions and entering into a new line of business. While these restrictions have not impeded our business operations to date, if our plans change, these restrictions could be burdensome or require that we pay fees to have the restrictions waived. In addition, due to our current debt levels and restrictions related to the debt covenants in our credit facility, we do not expect to make any acquisitions in 2026 other than small acquisitions with the approval of the lenders under our Credit Agreement.

Currency exchange rate fluctuations in various currencies in which we do business, especially the Euro and the U.S. dollar, could have a material adverse effect on our business, results of operations and financial condition.

Most of our revenues are denominated in U.S. dollars, with the remaining amounts largely in euros, British pound sterling, the Brazilian Real, the Canadian Dollar and the Indian rupee. We have foreign currency exposure related to our operations in foreign locations and our foreign currency exposure arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. dollars. The exchange rates between the euro and other currencies in which we incur costs or receive revenues, on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. See Item 7A - “Quantitative and Qualitative Disclosures about Market Risk.”

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

We rely extensively on information technology systems to operate and support many aspects of our business, including data management, customer communications, and financial and operational processes. We routinely collect, store, process, and transmit significant amounts of sensitive, confidential, or proprietary information, including customer data, intellectual property, and the results of our testing and inspection services. As we continue to automate and digitize our inspection processes, deploy cloud-based applications, and use remote connectivity tools, our exposure to cybersecurity threats has increased. Cybersecurity incidents, whether resulting from malicious attacks (such as ransomware, phishing, or other network intrusions), employee or contractor error, system malfunction, or inadequate security practices by third parties, could compromise the confidentiality, integrity, or availability of our systems and data. These threats continue to evolve in frequency, scale, and sophistication and may be difficult to prevent, detect, or mitigate. Although we employ a range of security measures, including technical, administrative, and physical safeguards, as well as incident response procedures and cyber liability insurance, these controls and safeguards may not prevent or mitigate all cybersecurity incidents or service interruptions.

Furthermore, we rely on third-party vendors and cloud service providers for various elements of our information technology infrastructure. A cybersecurity breach or failure of a third-party vendor’s systems could expose our confidential information or disrupt our operations. Any such event, whether involving our systems or those of a third party, could result in the loss, unauthorized access, or disclosure of sensitive data; interruptions in our operations; reputational harm; loss of customers;

regulatory investigations; litigation; or other financial losses. Our cyber liability insurance coverage may not be sufficient to offset all costs or consequences arising from a significant cybersecurity incident.

In addition, much of our computer and communications hardware is located at a primary facility, and although we maintain a geographically separate backup data center, a natural disaster, human error, fire, flood, power loss, telecommunications failure, cyberattack, or similar event could cause temporary interruptions of our key functions and capabilities.

Events such as natural disasters, industrial accidents, epidemics, pandemics, war and acts of terrorism, and adverse weather conditions could disrupt our business or the business of our customers, which could significantly harm our operations, financial results and cash flow.

Our operations, and those of our customers, are susceptible to catastrophic events outside our control, including natural disasters, severe weather events, industrial accidents, epidemics or pandemics, acts of war or terrorism, and other large-scale disruptions. Any such events could cause significant business interruption, property damage, or supply chain disruption that could adversely affect our operations, financial results, and cash flows. We continue to monitor geopolitical instability, including the ongoing war between Russia and Ukraine, the conflict in the Middle East, including the recent conflict between the U.S. and Iran, and the recent intervention in Venezuela, as well as sanctions and other government actions arising from these conflicts. While, to date, these events have not had a material impact on our operations, their duration, escalation, or economic ripple effects, such as volatility in energy markets, supply chain challenges, or inflationary pressures, could adversely affect our customers, particularly those in the oil and gas, power generation, and chemical processing industries.

Our business can also be affected by severe weather and natural disasters. Many of our customers operate in regions such as the Gulf of Mexico that are vulnerable to hurricanes and tropical storms. In the past, hurricane-related disruptions to customer operations have adversely impacted our revenues, and similar events in the future could result in delays to our projects, lost equipment, or reduced demand for our services. Likewise, severe winter weather and other adverse conditions can cause temporary work stoppages, reduced field activity, and customer facility closures.

Beyond physical disruptions, these events can also negatively impact commodity prices, financial markets, and overall customer spending levels. Extended or repeated disruptions from such events could materially affect our ability to provide services, damage customer relationships, and negatively impact our results of operations, financial condition, and cash flows.

We may use artificial intelligence in our business, which could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, results of operations and financial condition.

We are increasingly integrating digital technologies, data analytics, and artificial intelligence (“AI”), including machine learning and generative AI, into our operations, service delivery, and business support functions. For example, we may use AI-driven tools to assist in data interpretation, automate aspects of inspection and analysis, enhance asset integrity assessments, improve workflow efficiency, and support back-office and administrative functions. We also utilize, and may further adopt, third-party software and platforms that incorporate AI technology. While we believe these technologies offer opportunities to enhance our productivity and competitiveness, their use presents new and evolving risks. Our competitors or other third parties may adopt and implement AI tools more rapidly or effectively than we do, which could adversely affect our competitive position. In addition, AI systems can be complex and may produce unintended or inaccurate outputs, particularly when trained on incomplete or biased data. Misapplication or errors in AI-generated analyses could negatively affect service quality, lead to flawed asset integrity assessments, or otherwise result in operational or reputational harm. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact our business and ability to enforce our proprietary rights or protect against infringement of those rights.

Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against us. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

The regulatory and legal framework governing AI use is rapidly developing across multiple jurisdictions, including emerging requirements around transparency, accountability, cybersecurity, and data privacy. Compliance with these evolving laws and regulations could increase our operating costs or limit our ability to deploy certain AI-enabled tools. Moreover, there has been a notable rise in AI-related litigation and regulatory actions involving areas such as intellectual property, privacy, product liability, consumer protection, and defamation. If our use of AI or that of our vendors results in errors, misuse, data breaches, or regulatory non-compliance—or is perceived as unethical or unsafe—our reputation, customer relationships, and brand value could be harmed. Any of these outcomes could adversely affect our business, financial condition, results of operations, or cash flows.

Changes to U.S. tariff and import/export regulations may have a negative effect on us.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Such uncertainty limits our ability to anticipate, plan for, or effectively mitigate the adverse impacts of such measures on our operations and supply chain costs. Any of these factors could depress economic activity and restrict our access to suppliers or customers, increase our supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

Risks Related to Our Common Stock

The family of our late founder and Chairman Emeritus may be able to exert significant influence over the direction of our business. The concentrated ownership of our common stock may prevent other stockholders from influencing significant corporate decisions.

The widow of Dr. Sotirios J. Vahaviolos, our late founder and Chairman Emeritus, who passed away on February 6, 2025, and his three adult children beneficially own, to our knowledge, approximately 33.7% of our outstanding common stock. As a result, these shareholders, acting individually or potentially as a group, have significant control and the ability to exert influence over all matters requiring approval by our stockholders. This concentration of ownership could be disadvantageous to our other stockholders with interests differing from interests of the family members.

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

Future sales by us or by our existing stockholders of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock. We currently have approximately 168 million shares of common stock available for issuance as of the date of this Annual Report.

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

During the year ended December 31, 2023, we recognized goodwill impairment charges of $13.8 million within the International reporting units. Future deterioration in industry or economic conditions in which we operate, including increased inflationary costs, costs associated with tariffs or other trade restrictions, energy costs, labor costs, social pressures and disruptions in Europe, the Middle East, including the recent conflict between the U.S. and Iran, or elsewhere as a result of the ongoing war between Russia and Ukraine and the conflict between Israel, Hamas and other actors, disruptions to our business, not effectively integrating acquired businesses, macroeconomic factors, other geopolitical tensions or other factors, may cause impairment charges to our goodwill in future periods.

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

Changes in Tax Laws, Including the One Big Beautiful Bill Act, Could Adversely Affect Our Effective Tax Rates, Financial Condition, and Results of Operations

We are a U.S.-based multinational company subject to taxes in multiple U.S. and foreign jurisdictions. Our operations and results are affected by U.S. federal and state tax laws, as well as foreign tax laws in the countries in which we conduct business. These laws and related guidance, regulations, and interpretations are subject to change, and changes could be retroactive or have unanticipated consequences, which could materially increase our tax obligations or affect our financial results.

In July 2025, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”), implementing significant corporate tax reforms. OBBBA allows for immediate deductibility of domestic research and experimental expenses for tax years beginning after December 31, 2024, and provides elections to accelerate deductions for previously capitalized research and experimental expenses from 2022 through 2024. Corporations may deduct remaining unamortized amounts either fully in their first taxable year beginning after December 31, 2024, or ratably over two years. OBBBA also increased the effective tax rate associated with international operations and reduced the benefit of certain foreign-derived deductions for U.S.-domiciled corporations. In addition, the Base Erosion and Anti-Abuse Tax (BEAT) rate applicable to payments from U.S. corporations to foreign subsidiaries treated as Controlled Foreign Corporations was increased.

The U.S. Treasury Department is expected to issue extensive guidance addressing implementation and transition rules, and Congress may enact technical corrections. The ultimate impact of such guidance and corrections on our business, including our effective tax rate and cash flows, is uncertain at this time.

In addition, the Organization for Economic Cooperation and Development (“OECD”) has developed frameworks, including its global minimum corporate tax under Pillar 2, intended to prevent base erosion and profit shifting. While the United States has withdrawn support for Pillar 2, certain foreign jurisdictions in which we operate have adopted legislation to impose minimum “Top Up” taxes or other non-income-based taxes, including digital services or revenue-based taxes.

Due to our international business activities, changes under OBBBA or other U.S. or foreign tax reforms, new legislation, or the adoption of OECD-based rules could increase our worldwide effective tax rate, increase the amount of non-income taxes imposed on our business, and materially harm our financial position, results of operations, or cash flows. Such changes could apply retroactively, and there can be no assurance that future tax law changes will not increase our tax liabilities, limit deductions or credits, or otherwise negatively impact our business and operations.

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

Risk Management and Strategy

Our IT Risk team conducts assessments of the Company’s most significant IT and cybersecurity risks. Assessment results are leveraged by IT leadership, along with other inputs, to mitigate and manage these risks. Although no system can eliminate all risks, our risk-based approach ensures that reasonably known threats are identified, and material risks are appropriately addressed.

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

Each employee plays a role in safeguarding our data assets, and the protection of our data is ingrained in every employee’s day to day activities. Employees must participate in annual cyber security training. Simulated testing occurs multiple times throughout the year, including drop testing and SPAM / PHISHING campaigns, and the results are tracked for compliance and we address any weaknesses identified in such trainings and testing as necessary.

We have established an AI Oversight Committee, which is responsible for governance and oversight of the use of AI technologies. In addition, we have adopted an enterprise AI policy that establishes guardrails for the use of AI by our employees, including requirements related to data protection, confidentiality, and cybersecurity risk management.

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

ITEM 2.                                                PROPERTIES

As of December 31, 2025, we operated approximately 95 facilities in 11 countries, with our corporate headquarters located in Princeton Junction, New Jersey. Our headquarters in Princeton Junction is our primary location, where most of our manufacturing and research and development is conducted. While we lease most of our facilities, as of December 31, 2025, we owned properties located in Monroe, North Carolina; Trainer, Pennsylvania; LaPorte, Texas; Burlington, Washington; Evanston, Wyoming; and Jonquiere, Quebec, Canada. Our North America segment utilizes approximately 55 facilities throughout North America (including Canada and Mexico). Our Products and Systems segment’s primary location is in our Princeton Junction, New Jersey facility. Our International segment has approximately 31 facilities including locations in Belgium, Brazil, France, Germany, Greece, India, the Netherlands and the United Kingdom. We believe that all of our facilities are well maintained and are suitable and adequate for the foreseeable future.

ITEM 3.                                                LEGAL PROCEEDINGS

We are subject to periodic legal proceedings, investigations and claims that arise in the ordinary course of business. See “Legal Proceedings and Government Investigations - Litigation and Commercial Claims” in Note 17-Commitments and Contingencies to our audited consolidated financial statements contained in Item 8 of this Annual Report for a description of legal proceedings involving us and our business, which is incorporated herein by reference.

ITEM 4.                                                MINE SAFETY DISCLOSURES

None.

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market for Common Stock

Our common stock currently trades on the New York Stock Exchange under the ticker symbol “MG.”

Holders of Record

As of March 9, 2026, there were 10 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is American Stock Transfer & Trust Company, 6201 15th Avenue, Brooklyn, New York 11219.

Dividends

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

None.

Stock Performance

The line graph below compares the cumulative total shareholder value return of our common shares with the cumulative total returns of an overall stock market index, the Russell 3000, and our peer group index (Russell Midcap value index). This graph assumes an investment of $100 in our common shares and each index (with all dividends reinvested) on December 31, 2020.

Purchases of Equity Securities

The following table sets forth the shares of our common stock we acquired during the fourth quarter of 2025. All purchases were effected pursuant to the surrender of shares by employees to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock units.

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 31, 2025	—	$—
November 30, 2025	195	$12.45
December 31, 2025	11,050	$12.66

ITEM 6.                                              RESERVED
Not applicable.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (this “MD&A”) provides a discussion of our results of operations and financial position for the year ended December 31, 2025. This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are included in Part II–Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 11, 2025, which discussion is incorporated herein by reference. This MD&A should be read together with our audited consolidated financial statements and related notes included in Item 8 in this Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” "MISTRAS," the "Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. This MD&A includes the following sections:

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

Overview

Mistras Group, Inc., together with its subsidiaries (the "Company"), is a global leader in technology-enabled industrial asset integrity and laboratory testing solutions, serving critical industries including oil & gas, aerospace & defense, power & utilities, manufacturing, and civil infrastructure.

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

The Company enhances value for its customers by integrating asset integrity protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected software and monitoring solutions, including OneSuite®, which serves as a cloud-based ecosystem that pulls together the Company’s software and data services capabilities. This integrated approach enables customers to make data-driven decisions that improve asset reliability, enhance safety, reduce operational risk, and optimize performance across the asset lifecycle.

The Company’s core capabilities include NDT field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, in-house laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include companies across oil and gas, aerospace and defense, industrial, power generation and transmission (including alternative and renewable energy), infrastructure, research and engineering, petrochemical, and other process industries.

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

We believe long-term growth can be realized in our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. For example, ongoing geopolitical conflicts, including the war between Russia and Ukraine, the unrest in the Middle East, including the recent conflict between the U.S. and Iran, and recent intervention in Venezuela continue to contribute to global energy market volatility, supply chain disruption, and economic uncertainty that could affect certain of our end markets, particularly oil and gas customers. Among other things, we expect the timing of our oil and gas customers inspection spend to be impacted by volatility in oil prices resulting from these factors.

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

2025 Developments

Our cash position and liquidity remain strong. As of December 31, 2025, our cash and cash equivalents balance was approximately $28.0 million, and we had available borrowing capacity of up to $107.4 million under the revolving credit facility under our Credit Agreement.

As discussed in Note 1 - Summary of Significant Accounting Policies and Practices, we changed the presentation of certain costs incurred at our operational labs as well as for certain lab personnel on our Consolidated Statements of Income (Loss). This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the delivery of our services, resulted in a decrease in selling, general and administrative expenses and an offsetting increase in cost of revenue. We believe this presentation is preferable as it will provide greater transparency regarding our cost of revenue and better aligns with how our business is managed.

We continue to monitor the impact that tariffs and trade barriers may have on our business, including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries. Continued uncertainty surrounding such tariffs and trade barriers may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Such uncertainty limits our ability to anticipate, plan for, or effectively mitigate the adverse impacts of such measures on our operations and supply chain costs. The tariffs have not had a material effect on our business or results of operations in 2025, but they could result in additional costs to us and could impact the import of materials by our customers which are inspected by us.

During 2025, the price of crude oil declined due to various macroeconomic and geopolitical factors. The decline in crude oil prices has had an adverse impact on our field-related services that we provide to the oil and gas sector, which could continue if prices remain low. More recently, geopolitical tensions in the Middle East, including the conflict involving the United States and Iran, have contributed to increased volatility in global oil markets. Fluctuations in crude oil prices may influence the spending decisions of our oil and gas customers and could affect demand for our field-related services.

On September 15, 2025, Eileen Coggins joined Mistras as Executive Vice President and Chief Legal Officer and assumed the role of General Counsel and Secretary as of November 15, 2025.

Note about Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with U.S. GAAP. In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income (loss) from operations before special items” is used for each of our three operating segments, the "Corporate" segment and for the "Total Company", with tables reconciling the "Income (loss) from operations before special items" to "Income (loss) from operations", which is a financial measure under GAAP. This presentation excludes from "Income (loss) from Operations" (a) transaction expenses related to acquisitions, such as professional fees and due diligence costs, (b) the net changes in the fair value of acquisition-related contingent consideration liabilities, (c) impairment charges, (d) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (e) other special items. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. The acquisition related costs and special items can be a net expense or credit in any given period. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income (loss) before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income (loss) before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income (loss) or any other measures derived in accordance with GAAP. Because Income (loss) from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Consolidated Results of Operations

Year ended December 31, 2025 vs. Year ended December 31, 2024

The following table summarizes our Consolidated Statements of Income for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
	($ in thousands)
Revenue	$724,024	$729,640
Gross profit	204,511	192,173
Gross profit as a % of Revenue	28.2%	26.3%
Income from operations	40,572	39,826
Income from operations as a % of Revenue	5.6%	5.5%
Income before provision for income taxes	22,478	24,244
Net income	16,921	18,970
Net income attributable to Mistras Group, Inc.	$16,837	$18,958

Revenue

Revenue by segment for the years ended December 31, 2025 and 2024 were as follows:

	For the year ended December 31,
	2025	2024
	($ in thousands)
Revenue
North America	$584,131	$593,527
International	143,843	135,969
Products and Systems	13,970	13,661
Corporate and eliminations	(17,920)	(13,517)
	$724,024	$729,640

Revenue was $724.0 million for the year ended December 31, 2025, a decrease of $5.6 million, or 0.8%, compared with the year ended December 31, 2024. The decrease was driven by the North America segment, which experienced a revenue decrease of $9.4 million, or 1.6%, driven by a low single-digit organic decrease in certain end markets. The International segment revenue increased by $7.9 million, or 5.8%, due predominantly to a low single-digit organic growth and by a low single-digit favorable impact of foreign exchange rates. The Products and Systems segment increased by $0.3 million, or 2.3%, driven by higher sales volume.

Oil and gas customer revenue comprised approximately 55% and 57% of total revenue for the years ended December 31, 2025 and 2024, respectively. Aerospace and defense customer revenue comprised approximately 13% and 12% of total revenue for the years ended December 31, 2025 and 2024, respectively. Our top ten customers comprised approximately 36% of total revenue for the years ended December 31, 2025 and 2024, with no customer accounting for 10% or more of total revenue in either period.

The following table presents revenue by type, explained directly below the table.

	For the year ended December 31,
	2025	2024
	($ in thousands)
Revenue by type
Field Services	$475,577	$502,810
Laboratories	72,398	64,564
Data Analytical Solutions	67,800	69,152
Other	108,249	93,114
Total	$724,024	$729,640

In presenting the allocation of revenues by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Field Services revenue is comprised of revenue derived primarily by technicians performing asset inspections and maintenance services for our customers at locations other than our properties. Field Services revenue decreased $27.2 million, or 5.4%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily due to decreases in sales volume in our oil and gas, other process industries, infrastructure and research and engineering, and petrochemical end markets within our North America segment and our oil and gas end market within our International segment.

Laboratories revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. Laboratories revenue increased $7.8 million, or 12.1%, for the year ended December 31, 2025 as compared to the twelve months ended year ended December 31, 2024. The increase was due to increased sales volume related to our commercial aerospace and industrials end markets.

Data Analytical Solutions revenue is comprised of revenue derived from data software sales & subscriptions, implementation services and analytics that offer insights and recommendations to improve asset integrity for our customers. Data Analytical Solutions revenue is derived from work performed by our employees in our facilities, or at customer locations, using our proprietary portfolio of software applications. Data Analytical Solutions revenue decreased $1.4 million, or 2.0%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was due primarily to decreased sales volume within PCMS and other Data Analytical Solutions offerings within our North America segment.

Other revenue is comprised of locations that perform both asset inspection services and testing of components and materials at our in-house laboratories. Other revenue increased $15.1 million, or 16.2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Other revenue for the year ended December 31, 2025 increased primarily due to increased sales volume within our mixed service offering facilities as compared to the prior year period.

Gross Profit

Gross profit by segment for the years ended December 31, 2025 and 2024 were as follows:

	For the year ended December 31,
	2025	2024
	($ in thousands)
Gross profit
North America	$154,520	$146,026
% of segment revenue	26.5%	24.6%
International	43,149	39,058
% of segment revenue	30.0%	28.7%
Products and Systems	7,385	6,997
% of segment revenue	52.9%	51.2%
Corporate and eliminations	(543)	92
	$204,511	$192,173
% of total revenue	28.2%	26.3%

Gross profit increased $12.3 million, or 6.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross profit margin was 28.2% and 26.3% for the years ended December 31, 2025 and 2024, respectively, with the increase in 2025 due to a favorable sales mix. North America segment gross profit margin had a year-on-year increase of 190 basis points to 26.5% for the year ended December 31, 2025, due primarily to a favorable sales mix. International segment gross margins had a year-on-year increase of 130 basis points to 30.0% for the year ended December 31, 2025, due primarily to increased revenues and a favorable sales mix. Products and Systems segment gross margins increased by 170 basis points for the year ended December 31, 2025 to 52.9%, driven by favorable sales mix.

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024 was as follows:

	For the year ended December 31,
	2025	2024
	($ in thousands)
Operating Expenses
Selling, general and administrative expenses	$139,876	$135,452
Reorganization and other costs	12,654	5,517
Environmental expense	1,743	1,660
Legal settlement and insurance recoveries, net	—	(808)
Research and engineering	1,028	1,119
Depreciation and Amortization	8,638	9,407
Total	$163,939	$152,347

Operating expenses increased by $11.6 million, or 7.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Selling, general and administrative expenses increased by $4.4 million, or 3.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to strategic investments in our operations. As discussed in Note 1 - Summary of Significant Accounting Policies and Practices, Selling, general and administrative expenses reflect the classification change for certain overhead and personnel costs from Selling, general and administrative expenses to Cost of revenue. Reorganization and other costs increased by $7.1 million to $12.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to ongoing initiatives to reduce overhead costs, and incremental costs of other related actions. Environmental expense increased by $0.1 million to $1.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to the ongoing remediation efforts related to the Mistras Arizona claim discussed in Note 17 - Commitments and Contingencies. Legal settlement and insurance recoveries, net decreased by $0.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to an insurance settlement, that occurred during the year ended December 31, 2024. Research and engineering expenses decreased by $0.1 million to $1.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Depreciation and amortization decreased by $0.8 million to $8.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Income (Loss) from Operations

The following table shows a reconciliation of segment income (loss) from operations to income (loss) before special items (unaudited) for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
	($ in thousands)
North America:
Income from operations (GAAP)	$62,788	$62,286
Reorganization and other costs	4,287	2,046
Legal settlement and insurance recoveries, net	—	(808)
Income before special items (non-GAAP)	$67,075	$63,524

International:
Income from operations (GAAP)	$10,353	$6,275
Reorganization and other costs	1,590	1,086
Income before special items (non-GAAP)	$11,943	$7,361

Products and Systems:
Income from operations (GAAP)	$2,651	$2,510
Reorganization and other costs	356	184
Income before special items (non-GAAP)	$3,007	$2,694

Corporate and Eliminations:
Loss from operations (GAAP)	$(35,220)	$(31,245)
Environmental expense	1,743	1,660
Reorganization and other costs	6,421	2,201
Loss before special items (non-GAAP)	$(27,056)	$(27,384)

Total Company:
Income from operations (GAAP)	$40,572	$39,826
Legal settlement and insurance recoveries, net	—	(808)
Environmental expense	1,743	1,660
Reorganization and other costs	12,654	5,517
Income before special items (non-GAAP)	$54,969	$46,195

See "Note about Non-GAAP Measures" in this Annual Report for an explanation of our use of non-GAAP measures.

Total Company income from operations (GAAP) increased by $0.7 million, or 1.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Total company income before special items (non-GAAP) increased by $8.8 million or 19.0% for year ended December 31, 2025 as compared to the year ended December 31, 2024. Operating expenses, excluding special items (non-GAAP), as a percentage of revenue, was 20.7% for the year ended December 31, 2025 compared to 20.0% for the year ended December 31, 2024. The primary driver for the increase in Total Company income before special items was increased gross profit margins on sales in 2025 compared to 2024 and ongoing initiatives to reduce overhead costs. We incurred environmental expense for the years ended December 31, 2025 and 2024 related to the DEQ Proceeding (as defined herein). See Note 17 - Commitments and Contingencies, Legal Proceedings and Government Investigations, for additional detail. Total Company income before special items as a percentage of revenue increased by 130 basis points to 7.6% for the year ended December 31, 2025, from 6.3% for the year ended December 31, 2024.

Interest Expense

Interest expense was $14.6 million and $17.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decrease was due to lower interest rates in the current period as compared to the prior year, effectively offsetting higher average borrowings for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Income Taxes

Our effective income tax rate was approximately 24.7% for the year ended December 31, 2025, compared to 21.8% for the year ended December 31, 2024.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and is effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the year ended December 31, 2025.

Liquidity and Capital Resources

Overview

We have funded our operations from cash provided from operations, bank borrowings and lease financings. Management believes that our existing cash and cash equivalents, anticipated cash flows from operating activities, and available borrowings under our Credit Agreement will be sufficient to meet anticipated cash needs over the next 12 months and for the foreseeable future. We generated operating cash flows of $33.0 million and $50.1 million for the years ended December 31, 2025 and 2024, respectively. Capital expenditures for the purchase of property, plant and equipment and of intangible assets was $29.2 million and $23.0 million for the years ended December 31, 2025 and 2024, respectively.

Cash Flows Table

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
($ in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$32,981	$50,129
Investing activities	(25,122)	(21,366)
Financing activities	(595)	(27,398)
Effect of exchange rate changes on cash and cash equivalents	2,427	(694)
Net change in cash and cash equivalents	$9,691	$671

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 was $33.0 million, a decrease of $17.1 million from the prior year period. The decrease was mainly attributable to an increase in accounts receivable, net, in the current year as compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $25.1 million, an increase of $3.8 million used in investing activities from the prior year period. The Company used $6.2 million more cash for purchases of property, plant and equipment and intangible assets in 2025 compared to 2024, partially offset by an increase in proceeds received from the sale of equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $0.6 million, compared to $27.4 million for the year ended December 31, 2024. Net repayment of our revolving credit facility and term loan was approximately $28.3 million lower in 2025 compared to 2024. In addition, for the year ended December 31, 2025, we incurred approximately $0.4 million more in taxes paid related to net share settlement of share-based awards than the prior period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $2.4 million for the year ended December 31, 2025, compared to a decrease of $0.7 million for the year ended December 31, 2024. The primary driver of the change was foreign currency fluctuations during the year ended December 31, 2025 related to the Euro and the US Dollar.

Cash Balance and Credit Facility Borrowings

As of December 31, 2025, we had cash and cash equivalents totaling $28.0 million and available borrowing capacity of up to $107.4 million under the revolving credit facility under our Credit Agreement. Borrowings of $176.0 million and letters of credit of $3.4 million were outstanding under the Credit Agreement at December 31, 2025. We finance our operations primarily through our existing cash balances, cash collected from operations, bank borrowings and lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future. As of December 31, 2025, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement.

The terms of our Credit Agreement are described in Note 10 - Long-Term Debt of the notes to the consolidated financial statements, under the heading "Senior Credit Facility".

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

Future Uses of Cash

We expect our future uses of cash will primarily be for repayment of debt, purchases or manufacture of field-testing equipment to support growth, additional investments in technology and software products and the replacement of existing assets and equipment used in our operations. We often make purchases to support new sources of revenues, particularly in our North America segment. In addition, we annually fund a certain amount of replacement equipment, including a portion of our fleet vehicles. We historically spend approximately 2% to 4% of our total revenues on capital expenditures, excluding acquisitions, and expect to fund these expenditures through a combination of cash and lease financing. Our cash capital expenditures, excluding acquisitions, for each of the years ended December 31, 2025 and 2024 were approximately 4.0% and 3.2% of revenues, respectively. We continue to take steps to reduce spending and preserve cash.

Our Credit Agreement does not limit our ability to acquire other businesses or companies except for certain provisions as described within Note 10 - Long-Term Debt of the notes to the consolidated financial statements. Our future capital spending may increase as we pursue growth opportunities and acquire additional equipment to meet or pursue business opportunities. Other investments in infrastructure, training and software may also be required to match our growth, but we plan to continue using a disciplined approach to building our business. In addition, we will use cash to fund our operating leases, finance leases, long-term debt repayments and various other obligations as they arise as noted within Note 10 - Long-Term Debt and Note 16 - Leases of the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2025 and 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Long-Lived Assets

We perform a review of long-lived assets (or asset groups) for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the estimated undiscounted future net cash flows to be generated by the asset (or asset group) to its carrying amount. If the undiscounted future net cash flows are less than the carrying amount of the asset (or asset group), we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. We estimate fair value based on valuation techniques such as a discounted cash flow analysis or a comparison to fair values of similar assets. As of December 31, 2025 and December 31, 2024, we had $93.2 million and $80.9 million in net property, plant and equipment, respectively, and $38.4 million and $39.7 million in intangible assets, net, respectively.

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

Based upon the results of the interim quantitative goodwill impairment test, the Company recorded an impairment charge of $13.8 million within the International reporting unit during the third quarter of 2023. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units. Any significant adverse changes in future periods to the Company’s internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect its key assumptions and may result in future goodwill impairment charges which could be material.

We elected to perform a quantitative assessment of goodwill on October 1, 2025. Our quantitative assessment considered relevant events and circumstances occurring since our last quantitative goodwill impairment test performed as of October 1, 2024. Specifically, we considered changes in macroeconomic conditions, industry and market conditions, our internal forecasts of future revenue and expenses, our stock price, any significant events affecting the Company and actual changes in the carrying values of our net assets. After considering all positive and negative evidence for the assessment as of October 1, 2025, we concluded that it was not more likely than not that our carrying values exceeded fair values and as such, no additional impairment was indicated.

Additionally, as of December 31, 2025, there are no indicators of an impairment. See Note 7 - Goodwill of the notes to the consolidated financial statements for additional information.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies and Practices of the notes to the consolidated financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio primarily includes cash equivalents for which the market values are not significantly affected by changes in interest rates. Our interest rate risk results primarily from our variable rate indebtedness under our credit facility, which is influenced by movements in short-term rates. Borrowings under our $190 million revolving credit facility as well as our $125 million term loan bear interest at Secured Overnight Financing Rate ("SOFR"), plus a credit spread adjustment and applicable SOFR margin, ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio. Based on the amount of our variable rate debt of $176.0 million at December 31, 2025, an increase in interest rates by one hundred basis points from our current rate would increase annual interest expense by approximately $1.8 million.

Foreign Currency Risk

We have foreign currency exposure related to our operations in foreign locations. This foreign currency exposure, particularly the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and the Indian Rupee, arises primarily from the translation of our foreign subsidiaries’ financial statements into U.S. Dollars. Gains and losses relating to nonfunctional currency transactions, are reported in the Consolidated Statements of Income (Loss). For example, a portion of our annual sales and operating costs are denominated in British Pound Sterling and we have exposure related to sales and operating costs increasing or decreasing based on changes in currency exchange rates. If the U.S. Dollar increases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. Dollar decreases in value against these foreign currencies, the value in U.S. Dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. Dollar relative to these foreign currencies have a direct impact on the value in U.S. Dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. Translation adjustments for these movements are recorded as a separate component of Accumulated Other Comprehensive Income (Loss) in Stockholder Equity. For the year ended December 31, 2025, a 10% movement, favorable or unfavorable, in the average U.S. Dollar exchange rates would cause a change in adjusted operating income of approximately $1.4 million. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies. We may consider entering into hedging or forward exchange contracts in the future, as sales in international currencies increase due to growth in our International segment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mistras Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mistras Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, in 2025 the Company changed the manner in which it accounts for certain costs incurred at its operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company derives the majority of its revenue by providing services on a time and material basis that are short-term in nature. Revenue is recognized over time as work progresses for the Company's service deliverables, which includes providing testing, inspection and mechanical services to customers. Revenue is recognized over time, based on time and material incurred to date which best portrays the transfer of control to the customer. For the year ended December 31, 2025, the Company’s revenue was $724.0 million, a majority of which relates to revenue recognized for providing services on a time and material basis.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over revenue recognized over time. These procedures also included, among others (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing the unbilled revenue accrual at the end of the period, on a test basis, by obtaining the unbilled revenue analysis and supporting documentation, such as invoices, purchase orders/contracts, and timesheets; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2025 and obtaining and inspecting source documents, including invoices, delivery documents, and subsequent cash receipts, where applicable for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 11, 2026

We have served as the Company’s auditor since 2023.

Mistras Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$28,008	$18,317
Accounts receivable, net	154,673	127,281
Inventories	14,002	14,485
Prepaid expenses and other current assets	19,509	12,387
Total current assets	216,192	172,470
Property, plant and equipment, net	93,164	80,892
Intangible assets, net	38,407	39,708
Goodwill	184,829	181,442
Deferred income taxes	5,377	6,267
Other assets	40,812	42,259
Total Assets	$578,781	$523,038

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$14,943	$11,128
Accrued expenses and other current liabilities	88,026	85,233
Current portion of long-term debt	12,849	11,591
Current portion of finance lease obligations	7,025	5,317
Income taxes payable	1,465	1,656
Total current liabilities	124,308	114,925
Long-term debt, net of current portion	165,143	158,056
Obligations under finance leases, net of current portion	17,340	15,162
Deferred income taxes	1,264	1,973
Other long-term liabilities	35,081	34,027
Total Liabilities	$343,136	$324,143

Commitments and contingencies (Note 17)

Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,567,434 and 31,010,375 shares issued	499	402
Additional paid-in capital	256,863	250,832
Retained earnings (accumulated deficit)	6,853	(9,984)
Accumulated other comprehensive loss	(29,111)	(42,682)
Total Mistras Group, Inc. stockholders’ equity	235,104	198,568
Non-controlling interests	541	327
Total Equity	235,645	198,895
Total Liabilities and Equity	$578,781	$523,038

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	For the year ended December 31,
	2025	2024	2023

Revenue	$724,024	$729,640	$705,473
Cost of revenue	497,143	513,864	497,177
Depreciation	22,370	23,603	23,995
Gross profit	204,511	192,173	184,301
Selling, general and administrative expenses	139,876	135,452	147,243
Reorganization and other costs	12,654	5,517	12,278
Environmental expense	1,743	1,660	—
Goodwill impairment charges	—	—	13,799
Legal settlement and litigation charges (benefit), net	—	(808)	1,058
Research and engineering	1,028	1,119	1,723
Depreciation and amortization	8,638	9,407	10,104
Income (loss) from operations	40,572	39,826	(1,904)
Other expense (income), net	3,451	(1,485)	—
Interest expense	14,643	17,067	16,761
Income (loss) before provision (benefit) for income taxes	22,478	24,244	(18,665)
Provision (benefit) for income taxes	5,557	5,274	(1,220)
Net income (loss)	16,921	18,970	(17,445)
Less: net income attributable to noncontrolling interests, net of taxes	84	12	8
Net income (loss) attributable to Mistras Group, Inc.	$16,837	$18,958	$(17,453)
Earnings (loss) per common share
Basic	$0.54	$0.61	$(0.58)
Diluted	$0.53	$0.60	$(0.58)
Weighted average common shares outstanding:
Basic	31,408	30,926	30,330
Diluted	32,058	31,608	30,330

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,
	2025	2024	2023

Net income (loss)	$16,921	$18,970	$(17,445)
Other comprehensive income (loss):
Foreign currency translation adjustments	13,701	(14,342)	5,058
Comprehensive income (loss)	30,622	4,628	(12,387)
Less: net income attributable to noncontrolling interests, net of taxes	84	12	8
Less: Foreign currency translation adjustments attributable to noncontrolling interests	130	4	4
Comprehensive income (loss) attributable to Mistras Group, Inc.	$30,408	$4,612	$(12,399)

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total Equity
Balance at December 31, 2022	29,895	$298	$243,031	$(11,489)	$(33,390)	$198,450	$299	$198,749
Net income (loss)	—	—	—	(17,453)	—	(17,453)	8	(17,445)
Other comprehensive income, net of tax	—	—	—	—	5,054	5,054	4	5,058
Share-based compensation	—	—	5,712	—	—	5,712	—	5,712
Net settlement of restricted stock units	703	7	(1,578)	—	—	(1,571)	—	(1,571)
Balance at December 31, 2023	30,598	$305	$247,165	$(28,942)	$(28,336)	$190,192	$311	$190,503
Net income	—	—	—	18,958	—	18,958	12	18,970
Other comprehensive income (loss), net of tax	—	—	—	—	(14,346)	(14,346)	4	(14,342)
Share-based compensation	—	—	5,072	—	—	5,072	—	5,072
Net settlement of restricted stock units	412	97	(1,405)	—	—	(1,308)	—	(1,308)
Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net income	—	—	—	16,837	—	16,837	84	16,921
Other comprehensive income, net of tax	—	—	—	—	13,571	13,571	130	13,701
Share-based compensation	—	—	7,785	—	—	7,785	—	7,785
Net settlement of restricted stock units	557	97	(1,754)	—	—	(1,657)	—	(1,657)
Balance at December 31, 2025	31,567	$499	$256,863	$6,853	$(29,111)	$235,104	$541	$235,645

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2025	2024	2023

Cash flows from operating activities
Net income (loss)	$16,921	$18,970	$(17,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	31,008	33,010	34,099
Deferred income taxes	304	(4,868)	(5,281)
Share-based compensation	7,785	5,072	5,712
Goodwill impairment charges	—	—	13,799
Bad debt provision for troubled customers, net of recoveries	1,755	846	346
Foreign currency loss (gain)	3,451	(1,805)	1,030
Other	(2,635)	(437)	(437)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(24,949)	1,286	(8,026)
Inventories	772	100	(1,867)
Prepaid expenses and other assets	(6,797)	1,228	(1,852)
Accounts payable	3,283	(5,148)	4,177
Accrued expenses and other liabilities	2,409	1,220	4,010
Income taxes payable	(326)	655	(580)
Payment of contingent consideration in excess of initial estimate	—	—	(937)
Net cash provided by operating activities	32,981	50,129	26,748
Cash flows from investing activities
Purchase of property, plant and equipment	(24,674)	(17,902)	(20,854)
Purchase of intangible assets	(4,518)	(5,084)	(2,795)
Proceeds from sale of equipment	4,070	1,620	1,516
Net cash used in investing activities	(25,122)	(21,366)	(22,133)
Cash flows from financing activities
Repayment of finance lease obligations	(6,625)	(5,495)	(5,047)
Proceeds from borrowings of long-term debt	—	—	611
Repayment of long-term debt	(11,913)	(9,096)	(7,598)
Proceeds from revolver	81,500	72,000	83,000
Repayments of revolver	(61,900)	(83,501)	(77,100)
Taxes paid related to net share settlement of share-based awards	(1,657)	(1,306)	(1,572)
Net cash used in financing activities	(595)	(27,398)	(7,706)
Effect of exchange rate changes on cash and cash equivalents	2,427	(694)	249
Net change in cash and cash equivalents	9,691	671	(2,842)
Cash and cash equivalents:
Beginning of period	18,317	17,646	20,488
End of period	$28,008	$18,317	$17,646
Supplemental disclosure of cash paid
Interest, net	$13,359	$15,572	$17,078
Income taxes, net	$9,328	$6,410	$6,901
Noncash investing and financing
Equipment acquired through finance lease obligations	$10,154	$9,899	$7,125

The accompanying notes are an integral part of these consolidated financial statements.

Mistras Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(tabular dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies and Practices

Description of Business

Mistras Group, Inc., together with its subsidiaries (the "Company"), is a global leader in technology-enabled industrial asset integrity and laboratory testing solutions, serving critical industries including oil & gas, aerospace & defense, power & utilities, manufacturing, and civil infrastructure.

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

The Company enhances value for its customers by integrating asset integrity protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected software and monitoring solutions, including OneSuite®, which serves as a cloud-based ecosystem that pulls together the Company’s software and data services capabilities. This integrated approach enables customers to make data-driven decisions that improve asset reliability, enhance safety, reduce operational risk, and optimize performance across the asset lifecycle.

The Company’s core capabilities include NDT field inspections enhanced by advanced robotics, laboratory quality control, laboratory materials services, in-house laboratory assurance testing, sensing technologies and NDT equipment, asset and mechanical integrity engineering services, and light mechanical maintenance and access services.

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

Recent Developments

We continue to monitor the impact tariffs and trade barriers may have on our business, including recent U.S. tariffs imposed or threatened to be imposed on China, Canada, Mexico and other countries and any retaliatory actions taken by such countries. Continued uncertainty surrounding such tariffs and trade barriers may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Such uncertainty limits our ability to anticipate, plan for, or effectively mitigate the adverse impacts of such measures on our operations and supply chain costs. Tariffs and trade barriers did not had a material effect on our business or results of operations during 2025 but could result in additional costs to us and could impact the import of materials by our customers which are inspected by us.

During 2025, the price of crude oil declined due to various macroeconomic and geopolitical factors. The decline in crude oil prices has had an adverse impact on our field-related services that we provide to the oil and gas sector, which could continue if prices remain low. More recently, geopolitical tensions in the Middle East, including the conflict involving the United States and Iran, have contributed to increased volatility in global oil markets. Fluctuations in crude oil prices may influence the spending decisions of our oil and gas customers and could affect demand for our field-related services.

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

The Company became the primary beneficiary in July 2020 of a VIE in which the Company has a 49% interest in a limited partnership, and a 49% stockholder in the corporate general partner of the limited partnership. The Company consolidated the financial statements of the VIE within the consolidated financial statements of the Company. As of and for the year ended December 31, 2025, the VIE had immaterial assets and had approximately $7.1 million of revenue. The Company is the primary sub-contractor of the VIE.

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

Change in Classification of Certain Expenses from Selling, General and Administrative Expenses to Cost of Revenue

Beginning on January 1, 2025, the Company changed the presentation of certain costs on its Consolidated Statements of Income (Loss), which include costs incurred at the Company's operational labs as well as the costs for certain personnel that indirectly support the Company’s delivery of services. This voluntary change in classification of certain overhead and personnel costs, which were determined to be directly related to the Company’s delivery of services, resulted in a decrease in selling, general and administrative expenses and an offsetting increase in cost of revenue. The Company believes this presentation is preferable as it will provide greater transparency regarding its cost of revenue and aligns with how the business is managed.

This change in classification has been applied retrospectively to all periods presented and affects selling, general and administrative expenses; cost of revenue; and gross profit on the Company's Consolidated Statements of Income (Loss). This change in presentation had no impact to revenue, income (loss) from operations, income (loss) before provision (benefit) for income taxes, provision (benefit) for income taxes, net income (loss), earnings (loss) per common share, or other components of equity, net assets or cash flows. In addition, selling, general and administrative expenses and other expenses information disclosed in Note 18 - Segment Disclosure were adjusted for this change. The impacts of the update to the presentation of certain indirect costs on the Company’s Consolidated Financial Statements for the years ended December 31, 2024 and 2023 are reflected below under the "Effect of change" columns.

	For the Year Ended December 31, 2024
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$492,928	$20,936	$513,864
Gross profit	213,109	(20,936)	192,173
Selling, general and administrative expenses	156,388	(20,936)	135,452

	For the Year Ended December 31, 2023
	As Previously Reported	Effect of change	As Adjusted
Cost of revenue	$477,671	$19,506	$497,177
Gross profit	203,807	(19,506)	184,301
Selling, general and administrative expenses	166,749	(19,506)	147,243

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

The Company monitors and considers whether historical loss rates are consistent with expectation of supportable forward-looking estimates for its trade receivables noting any current or future economic considerations that would require adjusting the Company’s historical loss experience. Each reporting period, the Company reassesses whether any accounts receivable no longer share similar risk characteristics and should instead be evaluated as part of another pool or on an individual basis. Changes to the allowance for credit losses are adjusted through bad debt expense, which is presented within Selling, general and administrative expenses in the Consolidated Statements of Income (Loss).

Concentration of Credit Risk

For each of the years ended December 31, 2025 and 2024, no customer represented 10% or more of the Company's revenue.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed utilizing the straight-line method over the shorter of the remaining lease term or estimated useful life. Repairs and maintenance costs are expensed as incurred. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in Income (loss) from operations in the Consolidated Statements of Income (Loss).

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

See Note 7 - Goodwill for additional information related to the Company's goodwill impairment test during 2025.

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

Acquisitions

The Company allocates the purchase price of acquired businesses to their identifiable tangible assets and liabilities as well as identifiable intangible assets, such as customer relationships, technology, non-compete agreements and trade names. Certain estimates and judgments are required in the application of the fair value techniques, including estimates of the respective acquisition's future performance and related cash flows, selection of a discount rate and economic lives, and use of Level 3 measurements as defined in ASC 820, Fair Value Measurements and Disclosure. Deferred taxes are recorded for any differences between the assigned values and tax bases of assets and liabilities.

Research and Engineering

Research and product development costs are expensed as incurred.

Advertising, Promotions and Marketing

The costs for advertising, promotion and marketing programs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense was approximately $0.4 million, $1.0 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Foreign currency losses (gains) arising from transactions denominated in currencies other than the functional currency are included in net income (loss), and were approximately $3.5 million, $(1.8) million, and $1.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the current fiscal year, the Company revised its presentation of foreign currency losses (gains), which are now included within other expense (income), net. Previously, such amounts were presented in selling, general and administrative expenses. Prior period amounts have not been reclassified due to immateriality. This change in presentation had no effect on previously reported net income (loss).

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation and health benefit claims. The Company maintains third-party excess insurance coverage for all workers' compensation and health benefit claims. Self-insured losses are accrued when it is probable that an uninsured claim has been incurred but not reported and the amount of the loss can be reasonably estimated at the balance sheet date.

Share-based Compensation

The value of services received from employees and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. Such value is recognized as a non-cash expense on a straight-line basis over the minimum period the individual provides services, which is typically the vesting period of the award with the exception of awards with graded vesting that contain an internal performance measure where each tranche is recognized on a straight-line basis over its vesting period subject to the probability of meeting the performance requirements and adjusted for the number of shares expected to be earned. Awards to certain employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Share-based compensation expense is measured based on awards ultimately expected to vest. The Company accounts for forfeitures as they occur. The cost of these awards is recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Income (Loss).

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid disclosures. The new standard is effective for fiscal years beginning after December 15, 2024. We adopted the provisions of this ASU in the fourth quarter of 2025 and applied the provisions retrospectively to each period presented in the consolidated financial statements. Adoption of the new standard did not have a material impact on our consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to require disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements. The standard is effective for fiscal years beginning after December 31, 2026 and early adoption is permitted. The guidance is required to be applied prospectively and amendments in the ASU may be applied prospectively or retrospectively. We are currently evaluating the impact this standard will have on our disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software (ASU 2025-06). This standard clarifies capitalization thresholds for software development costs and aligns accounting treatment more closely with the economic substance of modern software development activities. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027 on a retrospective, prospective or modified prospective basis. Early adoption is permitted. We are currently evaluating the impact this standard will have on our disclosures.

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

The majority of our revenue that is recognized at a point in time is related to product sales when the customer obtains control of the asset, which is generally upon shipment to the customer. Contract costs include labor, material and overhead.

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

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows (in thousands):

Year ended December 31, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$360,158	$36,117	$552	$—	$396,827
Aerospace & Defense	67,071	26,316	428	—	93,815
Industrials	50,284	28,017	2,387	—	80,688
Power Generation and Transmission	33,572	8,805	1,847	—	44,224
Other Process Industries	22,183	17,828	54	—	40,065
Infrastructure, Research & Engineering	18,943	14,124	4,463	—	37,530
Petrochemical	13,013	132	—	—	13,145
Other	18,907	12,504	4,239	(17,920)	17,730
Total	$584,131	$143,843	$13,970	$(17,920)	$724,024

Year ended December 31, 2024	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$376,333	$42,315	$275	$—	$418,923
Aerospace & Defense	63,111	23,785	120	—	87,016
Industrials	44,310	25,498	1,857	—	71,665
Power Generation and Transmission	27,035	7,629	1,854	—	36,518
Other Process Industries	32,353	17,190	302	—	49,845
Infrastructure, Research & Engineering	19,155	10,606	3,400	—	33,161
Petrochemical	14,437	1,134	—	—	15,571
Other	16,793	7,812	5,853	(13,517)	16,941
Total	$593,527	$135,969	$13,661	$(13,517)	$729,640

Year ended December 31, 2023	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$379,221	$36,615	$159	$—	$415,995
Aerospace & Defense	56,000	20,711	286	—	76,997
Industrials	42,518	26,292	1,773	—	70,583
Power Generation and Transmission	23,598	6,609	3,767	—	33,974
Other Process Industries	33,035	14,456	112	—	47,603
Infrastructure, Research & Engineering	16,620	9,320	3,168	—	29,108
Petrochemical	13,216	1,216	—	—	14,432
Other	15,122	9,195	3,721	(11,257)	16,781
Total	$579,330	$124,414	$12,986	$(11,257)	$705,473

Revenue per key geographic location was as follows (in thousands):

Year ended December 31, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$502,484	$5,278	$5,542	$(3,944)	$509,360
Other Americas	74,570	2,979	407	(7,052)	70,904
Europe	3,888	133,607	2,656	(6,403)	133,748
Asia-Pacific	3,189	1,979	5,365	(521)	10,012
Total	$584,131	$143,843	$13,970	$(17,920)	$724,024

Year ended December 31, 2024	North America	International	Products & Systems	Corp/Elim	Total
United States	$502,005	$1,607	$5,868	$(2,535)	$506,945
Other Americas	85,139	9,144	1,777	(6,047)	90,013
Europe	2,590	120,052	2,655	(4,118)	121,179
Asia-Pacific	3,793	5,166	3,361	(817)	11,503
Total	$593,527	$135,969	$13,661	$(13,517)	$729,640

Year ended December 31, 2023	North America	International	Products & Systems	Corp/Elim	Total
United States	$495,764	$934	$5,956	$(2,372)	$500,282
Other Americas	77,880	12,906	850	(4,697)	86,939
Europe	3,655	105,934	1,927	(3,381)	108,135
Asia-Pacific	2,031	4,640	4,253	(807)	10,117
Total	$579,330	$124,414	$12,986	$(11,257)	$705,473

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

Revenue recognized for 2025 and 2024, that was included in the contract liability balance at the beginning of the year, was $7.8 million and $6.7 million, respectively. Changes in the contract asset and liability balances during the years ended December 31, 2025 and 2024, were not impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands):

	For the year ended December 31,
	2025	2024	2023
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$16,837	$18,958	$(17,453)
Denominator:
Weighted average common shares outstanding	31,408	30,926	30,330
Basic earnings (loss) per share	$0.54	$0.61	$(0.58)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$16,837	$18,958	$(17,453)
Denominator:
Weighted average common shares outstanding	31,408	30,926	30,330
Dilutive effect of stock options outstanding	133	106	—
Dilutive effect of restricted stock units outstanding	517	576	—
	32,058	31,608	30,330
Diluted earnings (loss) per share	$0.53	$0.60	$(0.58)

The following potential shares of common stock (in thousands) were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive:

	For the year ended December 31,
	2025	2024	2023
Potential shares of common stock attributable to restricted stock units (RSUs) and performance stock units (PSUs) outstanding (1)	17	307	547
Potential shares of common stock attributable to stock options outstanding	11	—	—
Total	28	307	547

 (1) For the year ended December 31, 2023, 1,014,527 shares of common stock related to restricted stock and 250,000 stock options were excluded from the calculation of diluted earnings per share due to the net loss for the period.

4. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2025	2024
Trade accounts receivable - billed	$133,100	$108,563
Trade accounts receivable - unbilled	25,139	21,331
Allowance for credit losses	(3,566)	(2,613)
Accounts receivable, net	$154,673	$127,281

Trade accounts receivables - unbilled are generally billed in the subsequent quarter to their revenue recognition. The Company considers Trade accounts receivables - unbilled as short-term in nature as they are normally converted to Trade accounts receivables - billed within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials and consumable supplies	$9,252	$8,321
Work in progress	912	1,018
Finished goods	3,838	5,146
Inventories	$14,002	$14,485

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		December 31,
	Useful Life	2025	2024
	(Years)	(in thousands)
Land		$2,470	$2,429
Building and improvements	30-40	22,383	27,973
Office furniture and equipment	5-8	16,887	16,768
Machinery and equipment	5-7	308,457	274,907
		350,197	322,077
Accumulated depreciation and amortization		(257,033)	(241,185)
Property, plant and equipment, net		$93,164	$80,892

Depreciation expense was approximately $24.3 million, $25.3 million, and $25.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Goodwill

The changes in the carrying amount of goodwill by segment are shown below (in thousands):

	North America	International	Products and Systems	Total
Balance at December 31, 2023	$187,354	$—	$—	$187,354
Foreign currency translation	(5,912)	—	—	(5,912)
Balance at December 31, 2024	$181,442	$—	$—	$181,442
Foreign currency translation	3,387		—	3,387
Balance at December 31, 2025	$184,829	$—	$—	$184,829

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

Under the income approach, the fair value for each of the reporting units was determined using a discounted cash flow model. The market approach valuation was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting units operate, considering risk profiles, size, geography, and diversity of products and services.

Based upon the results of the interim quantitative goodwill impairment test, the Company recorded an impairment charge of $13.8 million within the International reporting unit for the year ended December 31, 2023. The impairment was calculated based on the difference between the estimated fair value and the carrying value of the reporting units and is included in Goodwill impairment charges on the Consolidated Statements of Income (Loss) for the year ended December 31, 2023.

There were no impairment charges recognized for the years ended December 31, 2025 and 2024. Any significant adverse changes in future periods to the Company’s internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect its key assumptions and may result in future goodwill impairment charges which could be material.

8. Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets were as follows (in thousands):

		December 31,
		2025			2024
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5-18	$109,262	$(96,428)	$12,834	$107,704	$(92,220)	$15,484
Software/Technology	3-15	63,158	(37,822)	25,336	57,414	(33,930)	23,484
Covenants not to compete	2-5	12,387	(12,387)	—	12,391	(12,371)	20
Other	2-12	10,211	(9,974)	237	10,218	(9,498)	720
Total		$195,018	$(156,611)	$38,407	$187,727	$(148,019)	$39,708

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was approximately $6.7 million, $7.6 million, and $8.5 million, respectively, including amortization of software/technology for these periods of $3.6 million, $2.9 million, and $2.9 million, respectively.

Amortization expense in each of the five years and thereafter subsequent to December 31, 2025 related to the Company’s intangible assets is expected to be as follows (in thousands):

Expected Amortization Expense
2026	$7,079
2027	7,027
2028	6,646
2029	5,624
2030	5,073
Thereafter	6,958
Total	$38,407

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued salaries, wages and related employee benefits	$30,391	$27,990
Accrued workers' compensation and health benefits	2,471	4,898
Deferred revenue	9,099	8,096
Right-of-use liability - Operating	10,882	11,375
Pension accrual	2,081	2,458
Other accrued expenses	33,102	30,416
Total accrued expenses and other current liabilities	$88,026	$85,233

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2025	2024
Senior credit facility	$79,250	$59,650
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and $0.3 million, respectively	96,711	107,545
Other	2,031	2,452
Total debt	177,992	169,647
Less: Current portion	(12,849)	(11,591)
Long-term debt, net of current portion	$165,143	$158,056

Senior Credit Facility

On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”) which provides the Company with a $190 million, 5-year committed revolving credit facility with a balance of $79.3 million as of December 31, 2025 and a $125 million term loan with a balance of $96.7 million as of December 31, 2025. The Credit Agreement permits the Company to borrow up to $100 million in non-US dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

The Credit Agreement has the following key terms, conditions and financial covenants:

•Borrowings bear interest at the Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment and applicable SOFR margin ranging from 1.25% to 2.75%, based upon our Total Consolidated Debt Leverage Ratio (defined below); under the Credit Agreement, the margin was based upon the LIBOR margin.
◦Total Consolidated Debt Leverage Ratio means the ratio of (a) Total Consolidated Debt to (b) EBITDA (as defined in the Credit Agreement) for the trailing four consecutive fiscal quarters.
◦Total Consolidated Debt means all indebtedness (including subordinated debt) of the Company on a consolidated basis.

•The Company has the benefit of the lowest SOFR margin if its Total Consolidated Debt Leverage Ratio is equal to or less than 1.25 to 1.0, and the margin increases as the ratio increases, to the maximum margin if the ratio is greater than 3.75 to 1.0. The Credit Agreement is secured by liens on substantially all of the assets of the Company and certain of its U.S. subsidiaries and is guaranteed by those U.S. subsidiaries.

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

As of December 31, 2025, the Company had borrowings of $176.0 million and a total of $3.4 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.5 million as of December 31, 2025, which is included in Other assets on the Consolidated Balance Sheet and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of December 31, 2025, the Company was in compliance with the terms of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement.

Other Debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At December 31, 2025, there was an aggregate of approximately $2.0 million outstanding, payable at various times through 2030.

Scheduled principal payments due under all borrowing agreements in each of the five years and thereafter subsequent to December 31, 2025 are as follows (in thousands):

2026	$12,538
2027	164,030
2028	487
2029	465
2030	411
Thereafter	61
Total	$177,992

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

12. Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to the 2016 Plan, including an increase to the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 934,000 shares were available for future grants as of December 31, 2025.

Stock Options

The grant date fair values of the stock options granted in the years ended December 31, 2025 and 2023, were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. No stock option awards were granted during the year ended December 31, 2024. The expected volatility assumption is based on the historical volatility of our common stock measured over a period approximately equal to the expected term of the awards. The expected term represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on the Company’s common stock. The terms of stock options granted in each respective year are described further below.

On October 11, 2023, Mr. Stamatakis was granted an award of stock options to purchase 250,000 shares of common stock of the Company, with an exercise price of $5.36, the closing price of the Company's common stock as quoted on the New York Stock Exchange (the "NYSE") on the grant date (the "Options"). These stock options were granted as an inducement for Mr. Stamatakis to accept the position of Interim President and CEO of the Company and were therefore granted outside the 2016

Plan, as permitted by the rules of the NYSE. These stock options can be exercised any time after the grant date until its expiration date, which is the earlier of 10 years from the grant date or one year following the date Mr. Stamatakis is no longer serving as an officer, director or in any other capacity of the Company. The Company recognized all share-based compensation expense related to the stock options granted in the fourth quarter of 2023 when they were granted, and no further unrecognized share-based compensation expense remains as of the end of the current period.

On January 6, 2025, Mr. Stamatakis was granted a stock option for the purchase of 375,000 shares of the Company's common stock at an exercise price of $9.06, the closing price of the Company's common stock on the NYSE on the grant date. These stock options can be exercised any time on or after January 6, 2026, and prior to their expiration date, which is the earlier of 10 years from the grant date or one year following the date Mr. Stamatakis is no longer serving as an officer, director or in any other capacity of the Company. The Company recognized $2.0 million of share-based compensation expense within Reorganization and other costs on the Company's Consolidated Statements of Income (Loss) during the year ended December 31, 2025 related to these stock options that were granted in the first quarter of 2025. No further unrecognized share-based compensation expense remains as of the end of the current period related to these stock options.

On September 8, 2025, Natalia Shuman, President and Chief Executive Officer of the Company, was awarded options to purchase 35,000 shares of the Company’s common stock. The options have an exercise price of $9.71, the closing price of the Company's common stock on the NYSE on the grant date of September 8, 2025. The options can be exercised any time on or after September 8, 2026, and expire ten years after the grant date of September 8, 2025, in each case subject to certain exceptions as to the vesting and expiration in case of termination of employment, death or disability. The Company recognized $0.1 million of share-based compensation expense related to these stock options during the year ended December 31, 2025. $0.1 million of unrecognized share-based compensation expense remains as of the end of the current period related to these stock options.

The following table contains weighted average Black-Scholes option valuation model assumptions for stock options granted for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Expected Dividend Yield	—%	—%	—%
Expected Volatility	60.8%	—%	62.0%
Expected term (in years)	5.5	—	5.0
Risk-free interest rate	4.3%	—%	4.6%

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2023 was $5.30 per share and $3.04 per share, respectively. No stock option awards were granted during the year ended December 31, 2024.

The following table sets forth a summary of the stock option activity, weighted-average exercise prices, options outstanding and exercisable as of December 31, 2025, 2024 and 2023 as follows:

	Number of Options (Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at January 1, 2023	—	$—	—	$—
Granted	250	5.36
Exercised		—
Expired or forfeited		—
Outstanding at December 31, 2023	250	$5.36	9.8	$0.5
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2024	250	$5.36	8.8	$0.9
Granted	435	9.14
Exercised	—	—
Expired or forfeited	—	—
Outstanding at December 31, 2025	685	$7.76	8.6	$3.3
Exercisable at December 31, 2025	625	$7.58	8.5	$3.2

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company issues fully-vested common stock to its non-employee directors. Prior to 2025, the shares of common stock were issued in semi-annual awards. In 2025, non-employee directors received a single award during the quarter ended June 30, 2025. A summary of the fully-vested common stock the Company issued to its non-employee directors, in connection with its non-employee director compensation, is as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Awards issued	72	60	133
Grant date fair value of awards issued	$571	$549	$750

Restricted Stock Unit Awards

Restricted stock units ("RSUs") generally vest ratably on each of the first three or four anniversary dates of issuance. For the years ended December 31, 2025, 2024 and 2023, the company recognized share-based compensation expense within selling, general and administrative related to RSU awards of $3.5 million, $4.1 million and $4.9 million, respectively. For the year ended December 31, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to RSU awards of $0.6 million. No share-based compensation expense was recognized within Reorganization and other costs related to RSU awards for the years ended 2024 and 2023. As of December 31, 2025, there was approximately $5.3 million of unrecognized compensation costs, related to RSUs, which are expected to be recognized over a remaining weighted average period of 2.3 years. Upon vesting, RSUs are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of RSU awards, with the respective fair value of the awards, is as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Awards issued	597	467	683
Grand date fair value of awards issued	$5,688	$4,247	$4,269

A summary of the Company's outstanding, non-vested RSUs is as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	1,231	$8.41	1,184	$8.07	1,415	$6.66
Granted	395	$9.36	733	$8.52	606	$8.30
Released	(597)	$9.53	(467)	$9.09	(683)	$6.25
Forfeited	(235)	$8.54	(219)	$8.35	(154)	$8.00
Outstanding at end of period:	794	$8.71	1,231	$8.41	1,184	$8.07

Performance Restricted Stock Units

The Company grants Performance Restricted Stock Units ("PRSUs") to select executives and senior officers. The ultimate payouts of these PRSUs may vary between zero and 200% of the target award, based on the Company’s performance over a one-year period and measured based on specific metrics approved by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee").

For 2025, the Compensation Committee used the following three performance metrics for PRSUs approved in that year.

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
3.Revenue

For PRSUs awarded in 2024 and 2023, the Compensation Committee utilized the same metrics as 2025 PRSUs, but with revised performance goals.

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

A summary of the Company's PRSU activity is presented as follows (in thousands, except per share amounts and years):

	For the year ended December 31,
	2025		2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	125	$9.12	60	$9.33	371	$9.96
Granted	507	$10.08	295	$8.76	282	$8.50
Performance condition adjustments, net	(203)	$8.76	(201)	$8.76	(305)	$8.34
Released	(28)	$12.37	(29)	$9.87	(204)	$6.59
Forfeited	(55)	$8.78	—	$8.02	(84)	$6.95
Outstanding at end of period:	346	$9.93	125	$9.12	60	$9.33

For the years ended December 31, 2025, 2024 and 2023, the company recognized share-based compensation expense within Selling, general and administrative related to PRSU awards of $1.2 million, $0.4 million and $0.7 million, respectively At December 31, 2025, there was $2.5 million of total unrecognized compensation costs related to approximately 346,000 unvested PRSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.4 years.

Upon vesting, PRSUs are generally net share-settled to cover the required minimum withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

For the years ended December 31, 2025, 2024 and 2023, the income tax benefit recognized on all share based compensation arrangements referenced above was approximately $1.9 million, $1.6 million, and $0.8 million, respectively.

13. Income Taxes

Income (loss) before provision (benefit) for income taxes is as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Income (loss) before provision (benefit) for income taxes from:
U.S. operations	$8,210	$16,010	$(6,900)
Foreign operations	14,268	8,234	(11,765)
Income (loss) before provision (benefit) for income taxes	$22,478	$24,244	$(18,665)

The provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2025	2024	2023
Current
Federal	$900	$6,167	$1,388
States and local	(11)	1,333	705
Foreign	4,319	2,642	2,063
Total current provision	$5,208	$10,142	$4,156
Deferred
Federal	$1,121	$(3,405)	$(2,219)
States and local	434	143	(1,502)
Foreign	(1,206)	(1,606)	(1,655)
Net deferred provision (benefit)	349	(4,868)	(5,376)
Total provision (benefit) for income taxes	$5,557	$5,274	$(1,220)

Cash paid for income taxes (net of refunds) was as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Federal	$3,500	$5,100	$2,500
States and local	1,539	1,077	540
Foreign	4,289	233	3,861
Total cash paid for income taxes, net of refunds	$9,328	$6,410	$6,901

Cash paid for income taxes (net of refunds) exceeded five percent (5%) of total cash paid for income taxes (net of refunds) in the following jurisdictions (in thousands):

	For the year ended December 31,
	2025	2024	2023
State and local:
Texas	*	*	352
All other state and local jurisdictions	1,539	1,077	188
Total State and local	$1,539	$1,077	$540
Foreign:
Germany	1,366	*	428
Canada	669	(669)	2,944
Netherlands	710	345	447
Brazil	1,221	*	*
All other foreign jurisdictions	323	557	42
Total Foreign	$4,289	$233	$3,861
*Jurisdiction is below the five percent (5%) threshold for the period presented.

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal tax rate to income tax as follows (in thousands):

	For the years ended December 31,
	2025		2024		2023
United States federal statutory tax rate	$4,721	21.0%	$5,091	21.0%	$(3,920)	21.0%
State and local income taxes, net of federal income tax effect (1)	416	1.9	872	3.6	(747)	4.0
Foreign tax effects
Brazil
Changes in valuation allowances	29	0.1	(759)	(3.1)	(79)	0.4
Other	(144)	(0.6)	145	0.6	195	(1.0)
Canada
Changes in valuation allowances	(303)	(1.4)	(179)	(0.7)	31	(0.2)
Other	200	0.9	170	0.7	(77)	0.4
United Kingdom
Impairment of goodwill	—	—	—	—	258	(1.4)
Changes in valuation allowances	(64)	(0.3)	(682)	(2.8)	(167)	0.9
Other	(252)	(1.1)	110	0.5	40	(0.2)
France
Impairment of goodwill	—	—	—	—	966	(5.2)
Other	150	0.7	42	0.2	(205)	1.1
Germany
Impairment of goodwill	—	—	—	—	1,314	(7.0)
Statutory tax rate differences between United States and Germany	(279)	(1.2)	(78)	(0.3)	464	(2.5)
State and local taxes	738	3.3	197	0.8	164	(0.9)
Other	(84)	(0.4)	67	0.3	(64)	0.3
Other foreign jurisdictions	125	0.6	128	0.5	57	(0.3)
Effect of cross-border tax laws	(174)	(0.8)	40	0.2	97	(0.5)
Tax credits
Research and development tax credit	(602)	(2.7)	(602)	(2.5)	(356)	1.9
Changes in valuation allowances	(3)	—	190	0.8	(214)	1.1
Nontaxable or nondeductible items
Share-based compensation	333	1.5	(20)	(0.1)	731	(3.9)
Other	199	0.9	227	0.9	270	(1.4)
Changes in unrecognized tax benefits	361	1.6	3	—	16	(0.1)
Other adjustments	190	0.7	312	1.2	6	0.1
Total provision (benefit) for income taxes	$5,557	24.7%	$5,274	21.8%	$(1,220)	6.6%

(1) State taxes in Arizona, Alaska, California, Alabama, Pennsylvania, Vermont, Louisiana, Minnesota, Georgia, Montana, New Jersey, Tennessee, and Iowa made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025. State taxes in Florida, New Jersey, Alaska, and Louisiana made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2024. State taxes in Texas, California, Alaska, Louisiana, Pennsylvania, Connecticut, and Mississippi made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2023.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and are effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the year ended December 31, 2025.

Deferred income tax attributes resulting from differences between financial accounting amounts and income tax basis of assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets
Allowance for doubtful accounts	$493	$470
Inventory	1,269	1,218
Intangible assets	954	808
Accrued expenses	4,014	4,090
Net operating loss carryforward	3,774	4,369
Finance lease obligations	485	189
Stock Options	181	183
Deferred stock based compensation	785	911
Interest carryforward	8,302	6,328
Right-of-use liability	8,072	8,696
R&D Expense	3,283	6,671
Credits	788	100
Other	1,645	442
Deferred income tax assets	34,045	34,475
Valuation allowance	(3,685)	(4,034)
Net deferred income tax assets	$30,360	$30,441
Deferred income tax liabilities
Property and equipment	$(5,558)	$(5,404)
Goodwill	(10,702)	(10,134)
Intangible assets	(1,917)	(1,952)
Right-of-use asset	(8,070)	(8,657)
Deferred income tax liabilities	(26,247)	(26,147)
Net deferred income taxes	$4,113	$4,294

As of December 31, 2025, the Company had a federal net operating loss carry forward ("NOLs") of $6.6 million. As of December 31, 2025, the Company had state and foreign NOLs of $55.1 million and $9.1 million, respectively. Approximately $43.6 million of state NOLs expire at various times from 2023 to 2043, while the remainder of the Company's state NOLs do not expire. Approximately $1.4 million of the foreign NOLs expire at various times from 2023 to 2042, while the remainder of the Company's foreign NOLs do not expire. In addition to NOLs, the company holds both foreign tax, research and development and other tax credits of $0.8 million.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Valuation allowances are provided when management believes the Company's deferred tax assets are not recoverable based on future reversals of existing taxable temporary differences, taxable income in prior carryback year(s) if carryback is permitted under the tax law, and an assessment of estimated future taxable income, exclusive of reversing temporary differences and carryforwards, that incorporates on going, prudent and feasible tax planning strategies. At December 31, 2025 and December 31, 2024, the Company had a valuation allowance of approximately $3.7 million and $4.0 million, respectively, primarily against certain state and foreign NOLs and other specific deferred tax assets. The net decrease in the valuation allowance of approximately $0.3 million is primarily attributable to state and foreign net operating losses and changes in foreign exchange rates, which were offset by a reduction in expiring losses. Except for those deferred tax assets subject to the valuation allowance, management believes that it will realize all deferred tax assets as a result of sufficient future taxable income in each tax jurisdiction in which the Company has deferred tax assets.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits, excluding interest and penalties (in thousands):

	For the year ended December 31,
	2025	2024
Balance at beginning of period	$251	$258
Additions for tax positions related to the current fiscal period	—	—
Additions for tax positions related to prior years	361	—
Reductions related to the expiration of statutes of limitations	(14)	(7)
Other	4	—
Balance at end of period	$602	$251

The Company has recorded the unrecognized tax benefits in other long-term liabilities in the consolidated balance sheets. As of December 31, 2025 and December 31, 2024, there were approximately $0.6 million and $0.3 million of unrecognized tax benefits, respectively, including penalties and interest. If the Company recognized these unrecognized tax benefits, approximately $0.6 million and $0.3 million would favorably affect the effective tax rate for both December 31, 2025 and December 31, 2024, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense and are not significant for the years ended December 31, 2025, 2024 and 2023.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. Currently the Company is undergoing a federal tax audit for years ending December 31, 2018 through December 31, 2020. The company’s statute of limitation remains open for the years 2021 to 2025 for Germany taxation purposes. The company’s statute of limitation remains open for Canadian entities for years 2024, 2023, and 2022.

The Tax Cuts and Jobs Act made significant changes to the taxation of undistributed earnings, requiring that all previously untaxed earnings and profits of the Company's controlled foreign operations be subjected to the transition tax. Since these earnings have now been subjected to U.S. federal tax, they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes. As of December 31, 2025, the Company has not recognized a deferred tax liability for foreign withholdings and state taxes on its undistributed international earnings or losses of its foreign subsidiaries since it intends to indefinitely reinvest the earnings outside the United States. The Company has estimated $68.4 million of unremitted international earnings which provides an unrecorded deferred tax liability related to undistributed international earnings of approximately $1.7 million.

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

The Company’s contribution to the plan was $4.0 million, $4.1 million, and $3.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company's subsidiary participated with other employers in contributing to the Boilermaker-Blacksmith National Pension Trust (EIN 48-6168020) (“Boilermakers”) and Plumbers and Pipefitters National Pension Fund (EIN 52-6152779) (“Pipefitters”), multi-employer defined benefit pension plans, which cover certain U.S.-based union employees. The plans provide pension benefits with contribution rates that are collectively bargained between participating employers and their affiliated Boilermakers and Pipefitters local unions. Both the Boilermakers and Pipefitters plans are approximately 80 percent funded as of the latest Form 5500 filed, respectively. The Company did not make any contributions to the Boilermakers plan during the years ended December 31, 2025 and 2024, while making de minimis contributions to the Pipefitters plan during the same periods. See Note 17 - Commitments and Contingencies, Pension Related Contingencies, for additional detail.

The Company has other benefit plans covering certain employees throughout the Company. Amounts charged to expense under these plans were not significant in any year.

15. Related Party Transactions

The Company leases its headquarters under an operating lease from an entity majority-owned by a stockholder of the Company with significant influence. On March 1, 2024, the Company extended its lease at its headquarters requiring monthly payments through October 2026. Total rent payments made during the year ended December 31, 2025 were approximately $1.0 million. See Note 16 - Leases for further detail.

Manny Stamatakis, our Executive Chairman, previously owned Capital Management Enterprise (“CME”), a firm that provided employee benefits consulting services to the Company. Mr Stamatakis sold the Company to Conner Strong and Buckelew ("CSB") in 2020. Mr Stamatakis remains an employee of CSB and provides employee benefit consulting services to CSB as needed. CSB provides insurance consulting and brokerage services to the Company. The Company paid CSB $0.5 million during the year ended December 31, 2025. CSB also receives normal and customary commissions from third-party benefits providers on account of coverages such third parties provide.

16. Leases

The Company leases certain office and operating facilities, machinery, equipment, and vehicles. Concurrent with the adoption of ASC 842, the Company recognized a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the lease term for each lease agreement. The Company elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less and will continue to recognize lease expense for these leases on a straight-line basis over the lease term. The Company has leases with both lease components and non-lease components, such as common area maintenance, utilities, or other repairs and maintenance. For all asset classes, the Company decided to utilize the practical expedient to include both fixed lease components and fixed non-lease components in calculating the ROU asset and lease liability. The Company identified variable lease payments, such as maintenance payments based on actual activities performed or costs incurred, at lease commencement by assessing the nature of the payment provisions, including whether the payments are subject to a minimum charge. Many of the Company's leases include one or more options to renew. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining future lease payments. As the Company is unable to determine the discount rate implicit in its lease agreements, the Company uses its incremental borrowing rate on the commencement date to calculate the present value of future payments.

The Company’s Consolidated Balance Sheets include the following related to operating leases as of December 31, 2025 and 2024 (in thousands):

Leases	Classification	2025	2024
Assets:
ROU assets	Other assets	$38,937	$40,401

Liabilities:
ROU liability - current	Accrued expenses and other current liabilities	$10,882	$11,375
ROU liability - long-term	Other long-term liabilities	29,378	30,279
Total ROU liabilities		$40,260	$41,654

Included within the balance of operating leases is a lease for the Company’s headquarters which is with a related party. The ROU liability for this facility is approximately $0.8 million as of December 31, 2025 and $1.8 million as of December 31, 2024. Total rent payments for this facility were approximately $1.0 million and $1.0 million during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the total ROU assets attributable to finance leases are approximately $23.5 million and $17.9 million, respectively, which is included in Property, plant, and equipment, net on the Consolidated Balance Sheets.

The components of lease costs for the year ended December 31, 2025 and 2024 are as follows (in thousands):

	Classification	2025	2024
Finance lease expense:
Amortization of ROU assets	Depreciation and amortization	$6,298	$5,491
Interest on lease liabilities	Interest expense	3,832	1,062
Operating lease expense	Cost of revenue; Selling, general & administrative expenses	14,050	14,213
Short-term lease expense	Cost of revenue; Selling, general & administrative expenses	44	56
Variable lease expense	Cost of revenue; Selling, general & administrative expenses	1,986	1,683
Total		$26,210	$22,505

Additional information related to leases as of December 31, 2025 and 2024 is as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for finance and operating leases (in thousands):
Finance - financing cash flows	$6,625	$5,495
Finance - operating cash flows	3,832	1,062
Operating - operating cash flows	14,048	14,243
ROU assets obtained in the exchange for lease liabilities:
Finance leases	$10,154	$9,899
Operating leases	10,014	16,254
Weighted-average remaining lease term (in years):
Finance leases	4.4	5.0
Operating leases	4.8	4.7
Weighted-average discount rate:
Finance leases	6.0%	6.5%
Operating leases	6.0%	6.1%

Maturities of lease liabilities as of December 31, 2025 is as follows (in thousands):

	Finance	Operating
2026	$8,278	$12,922
2027	7,308	10,532
2028	5,389	8,398
2029	3,705	5,095
2030	1,559	3,471
Thereafter	1,098	5,944
Total	27,337	46,362
Less: Present value discount	(2,972)	(6,102)
Lease liability	$24,365	$40,260

17. Commitments and Contingencies

Legal Proceedings and Government Investigations

The Company is periodically involved in lawsuits, investigations and claims. While uncertainties exist with respect to the ultimate resolution of lawsuits, investigations and claims asserted against it, the Company, based on currently available information, does not believe that any currently pending or threatened legal proceeding to which the Company is a party, or is likely to become a party, including those proceedings identified in this Note 17, will have a material adverse effect on its business, results of operations, cash flows or financial condition. The costs incurred by the Company to defend lawsuits, investigations and claims and amounts the Company pays to other parties because of these matters may be covered by insurance in some circumstances.

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

It is probable that additional investigation and/or remediation costs, as well as fines and penalties will be imposed related to the DEQ Proceeding. However, the Company is unable to estimate the range of loss that it may incur and whether these amounts will be material to the Company.

In addition, Mistras Arizona’s operations in Phoenix are located at a leased site within the footprint of the Motorola 52nd Street Superfund Site (the “Motorola Site”). Mistras Arizona has received two General Notice Letters from the US Environmental Protection Agency (the "EPA"), dated May 21, 2024 and December 1, 2025, informing Mistras Arizona that the EPA has identified it as a potentially responsible party in relation to the Motorola Site. On April 29, 2025, the Company received a notice from the EPA requesting information regarding the improvements and other matters related to Phoenix testing facility. Mistras Arizona provided the EPA with the requested information in July 2025.

Pension Related Contingencies

Certain of Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of this subsidiary required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal from one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of December 31, 2025 is approximately $2.1 million, which was incurred in 2018 and 2019.

18. Segment Disclosure

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

The chief operating decision maker ("CODM") reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. For the year ended December 31, 2025, our CODM was identified as Natalia Shuman, our Chief Executive Officer, as she has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.

Segment income (loss) from operations is the primary performance measure used by the CODM to evaluate segment performance and allocate resources, including considering budget-to-actual variances and prior year-to-actual variances on a monthly basis in accordance with GAAP under ASC 280, Segment Reporting. Segment income (loss) from operations for each of the Company's reportable segments is comprised of revenue, selling, general & administrative expenses, and "other expenses." "Other expenses" include cost of revenue, bad debt provision for troubled customers, goodwill impairment charges, reorganization and environmental costs, legal settlements and recoveries, acquisition-related expenses, depreciation and amortization and research and engineering.

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

The accounting policies of the reportable segments are the same as those described in Note 1 - Summary of Significant Accounting Policies and Practices.

Selected consolidated financial information by segment for the periods shown was as follows. Income (loss) from operations by operating segment includes intercompany transactions, which are eliminated in Corporate and eliminations.

For the year ended December 31, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$584,131	$143,843	$13,970	$741,944	$(17,920)	$724,024
Selling, general & administrative expenses	81,291	29,620	3,411	114,322	25,554	139,876
Other Expenses	440,052	103,870	7,908	551,830	(8,254)	543,576
Income (loss) from operations	$62,788	$10,353	$2,651	$75,792	$(35,220)	$40,572

For the year ended December 31, 2024

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$593,527	$135,969	$13,661	$743,157	$(13,517)	$729,640
Selling, general & administrative expenses	75,567	29,126	3,677	108,370	27,082	135,452
Other Expenses	455,674	100,568	7,474	563,716	(9,354)	554,362
Income (loss) from operations	$62,286	$6,275	$2,510	$71,071	$(31,245)	$39,826

For the year ended December 31, 2023

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$579,330	$124,414	$12,986	$716,730	$(11,257)	$705,473
Selling, general & administrative expenses	80,503	28,577	4,049	113,129	34,114	147,243
Other Expenses	443,657	108,066	8,670	560,393	(259)	560,134
Income (loss) from operations	$55,170	$(12,229)	$267	$43,208	$(45,112)	$(1,904)

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income (loss) can be seen on the Consolidated Statement of Income (Loss). Products and Systems segment revenue was comprised of approximately $3.0 million of sales to the International segment, which was eliminated upon consolidation, for the year ended December 31, 2025. Intersegment revenue related to sales between other segments was immaterial for the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024
Intangible assets, net
North America	$28,245	$30,869
International	1,110	1,377
Products and Systems	733	946
Corporate and eliminations	8,319	6,516
	$38,407	$39,708

	December 31,
	2025	2024
Total assets
North America	$426,146	$390,052
International	150,741	97,546
Products and Systems	12,072	11,280
Corporate and eliminations	(10,178)	24,160
	$578,781	$523,038

	December 31,
	2025	2024
Long-lived assets
North America	$278,419	$268,608
International	27,900	24,822
Products and Systems	850	1,049
Corporate and eliminations	9,231	7,563
	$316,400	$302,042

Refer to Note 2 - Revenue, for revenue by industry and by geographic area for the years ended December 31, 2025, 2024, and 2023.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer, and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated Internal Control — Integrated Framework issued in 2013. Based on that assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended December 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporation by Reference

Certain of the information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers” in Part I of this Annual Report. The remaining information required by Item 10 is incorporated herein by reference to the relevant information to be included in our definitive proxy statement related to our 2026 annual meeting of stockholders.

Code of Ethics

We have a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, all other executive officers, Controller, Treasurer, and other certain financial managers. The text of this code has been posted on our website. To view the code, go to our website at investors.mistrasgroup.com and click on Corporate Governance. Any amendments to or waivers of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.

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

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2026 annual meeting of stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2026 annual meeting of stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information to be included in our definitive proxy statement related to the 2026 annual meeting of stockholders.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information to be included in our definitive proxy statement related to the 2026 annual meeting of stockholders.

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

10.10	Mistras Group, Inc. Executive Severance Plan adopted on December 4, 2024 (filed as Exhibit 10.10 to the Annual Report on Form 10-K filed March 11, 2025 and incorporated herein by reference)
10.11*	Description of Compensation for Non-Employee Directors effective January 1, 2025.
10.12
Employment Agreement between the Company and Gennaro A. D'Alterio dated September 11, 2023 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 6, 2023 and incorporated by reference herein)

10.13	Employment Agreement between the Company and John A. Smith dated October 1, 2023 (filed as exhibit 10.16 to the Annual Report on Form 10-K filed March 11, 2024 and incorporated herein by reference)
10.14
Letter Agreement dated October 9, 2023, between the Company and Manuel N. Stamatakis (filed as exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2023 and incorporated herein by reference)

10.15
Inducement Award between the Company and Manuel N. Stamatakis dated October 11, 2023 (filed as exhibit 10.18 to the Annual Report on Form 10-K filed March 11, 2024 and incorporated herein by reference)

10.16	Employment Agreement between the registrant and Hani Hammad dated March 26, 2024 (filed as exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 3, 2024, and incorporated herein by reference)
10.17
Employment Agreement between the registrant and Natalia Shuman-Fabbri dated December 5, 2024 (filed as exhibit 10.1 to Current Report on Form 8-K filed on December 5, 2024, and incorporated herein by reference)

10.18
Employment Agreement between the registrant and Edward Prajzner dated December 31, 2024 (filed as exhibit 10.1 to Current Report on Form 8-K filed on January 2, 2025, and incorporated herein by reference)

10.19
Employment Agreement between the registrant and Manuel Stamatakis dated December 31, 2024 (filed as exhibit 10.1 to Current Report on Form 8-K/A filed on January 2, 2025, and incorporated herein by reference)

10.20	Stock Option Award Agreement between the registrant and Manuel Stamatakis (filed as exhibit 10.2 to Current Report on Form 8-K/A filed January 2, 2025, and incorporated herein by reference)
10.21
Option Award Agreement, dated September 8, 2025, between the Company and Natalia Shuman (filed as exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2025 and incorporated herein by reference)

10.22
Restricted Stock Unit Certificate, dated September 8, 2025, between the Company and Natalia Shuman (filed as exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2025 and incorporated herein by reference)

10.23
Option Award Agreement, dated September 15, 2025, between the Company and Eileen Coggins (filed as exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 6, 2025 and incorporated herein by reference)

10.24
Restricted Stock Unit Certificate, dated September 15, 2025, between the Company and Eileen Coggins (filed as exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 6, 2025 and incorporated herein by reference)

10.25
Employment Agreement, dated September 15, 2025, between the Company and Eileen Coggins (filed as exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 6, 2025 and incorporated herein by reference)

19.1*	Insider Trading Compliance Policy

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included as part of the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

_______________________
Exhibits 10.3 to 10.25 are management contracts or compensatory plans, contracts, or arrangements.
* Filed herewith.
** Furnished herewith.

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAS GROUP, INC.
By:	/s/ Natalia Shuman
Natalia Shuman
President and Chief Executive Officer
 Date: March 11, 2026

We, the undersigned directors and officers of Mistras Group, Inc., hereby severally constitute Natalia Shuman, Manuel N. Stamatakis, Edward J. Prajzner and Eileen Coggins, and each of them singly, as our true and lawful attorneys with full power to each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

This power of attorney may only be revoked by a written document executed by the undersigned that expressly revokes this power by referring to the date and subject hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Natalia Shuman	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2026
Natalia Shuman

/s/ Manuel N. Stamatakis	Executive Chairman	March 11, 2026
Manuel N. Stamatakis

/s/ Edward J. Prajzner	Senior Executive Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2026
Edward J. Prajzner

/s/ Nicholas DeBenedictis	Director	March 11, 2026
Nicholas DeBenedictis

/s/ James J. Forese	Director	March 11, 2026
James J. Forese

/s/ Richard H. Glanton	Director	March 11, 2026
Richard H. Glanton

/s/ Michelle J. Lohmeier	Director	March 11, 2026
Michelle J. Lohmeier

/s/ Charles P. Pizzi	Director	March 11, 2026
Charles P. Pizzi