Form 10-Q
period 2026-03-31
Mistras Group, Inc.
filed 2026-05-07
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
☐ Yes  ☒ No

As of May 4, 2026, the registrant had 31,816,681 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$24,989	$28,008
Accounts receivable, net	151,407	154,673
Inventories	15,278	14,002
Prepaid expenses and other current assets	19,211	19,509
Total current assets	210,885	216,192
Property, plant and equipment, net	95,253	93,164
Intangible assets, net	37,690	38,407
Goodwill	183,653	184,829
Deferred income taxes	5,672	5,377
Other assets	39,517	40,812
Total assets	$572,670	$578,781
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$18,040	$14,943
Accrued expenses and other current liabilities	78,110	88,026
Current portion of long-term debt	12,862	12,849
Current portion of finance lease obligations	7,322	7,025
Income taxes payable	487	1,465
Total current liabilities	116,821	124,308
Long-term debt, net of current portion	168,491	165,143
Obligations under finance leases, net of current portion	17,522	17,340
Deferred income taxes	1,910	1,264
Other long-term liabilities	34,329	35,081
Total liabilities	339,073	343,136
Commitments and contingencies (Note 13)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,816,681 and 31,567,434 shares issued and outstanding	690	499
Additional paid-in capital	256,316	256,863
Retained earnings	9,241	6,853
Accumulated other comprehensive loss	(33,019)	(29,111)
Total Mistras Group, Inc. stockholders’ equity	233,228	235,104
Non-controlling interests	369	541
Total equity	233,597	235,645
Total liabilities and equity	$572,670	$578,781

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended March 31,
	2026	2025

Revenue	$169,034	$161,615
Cost of revenue	118,817	115,286
Depreciation	5,485	5,437
Gross profit	44,732	40,892
Selling, general and administrative expenses	36,986	35,652
Reorganization and other costs	475	3,087
Environmental expense, net	(131)	540
Research and engineering	221	299
Depreciation and amortization	2,499	2,326
Income (loss) from operations	4,682	(1,012)
Other income, net	(932)	—
Interest expense	2,879	3,324
Income (loss) before provision for income taxes	2,735	(4,336)
Provision (benefit) for income taxes	378	(1,168)
Net income (loss)	2,357	(3,168)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	(31)	18
Net income (loss) attributable to Mistras Group, Inc.	$2,388	$(3,186)

Net income (loss) per common share:
Basic	$0.08	$(0.10)
Diluted	$0.07	$(0.10)
Weighted-average common shares outstanding:
Basic	31,619	31,095
Diluted	32,655	31,095

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended March 31,
	2026	2025

Net income (loss)	$2,357	$(3,168)
Other comprehensive income:
Foreign currency translation adjustments	$(3,908)	$2,473
Comprehensive loss	(1,551)	(695)
Less: Net income (loss) attributable to noncontrolling interest	(31)	18
Less: Foreign currency translation adjustments attributable to noncontrolling interests	—	(9)
Comprehensive loss attributable to Mistras Group, Inc.	$(1,520)	$(704)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at December 31, 2025	31,567	$499	$256,863	$6,853	$(29,111)	$235,104	$541	$235,645
Net income (loss)	—	—	—	2,388	—	2,388	(31)	2,357
Other comprehensive income (loss), net of tax	—	—	—	—	(3,908)	(3,908)	—	(3,908)
Share-based payments	—	—	1,251	—	—	1,251	—	1,251
Distribution to non-controlling interests	—	—	—	—	—	—	(141)	(141)
Net settlement of restricted stock units	250	191	(1,798)	—	—	(1,607)	—	(1,607)
Balance at March 31, 2026	31,817	$690	$256,316	$9,241	$(33,019)	$233,228	$369	$233,597

Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net income (loss)	—	—	—	(3,186)	—	(3,186)	18	(3,168)
Other comprehensive income (loss), net of tax	—	—	—	—	2,482	2,482	(9)	2,473
Share-based payments	—	—	2,279	—	—	2,279	—	2,279
Net settlement of restricted stock units	316	4	(1,482)	—	—	(1,478)	—	(1,478)
Balance at March 31, 2025	31,326	$406	$251,629	$(13,170)	$(40,200)	$198,665	$336	$199,001

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities
Net income (loss)	$2,357	$(3,168)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,984	7,763
Deferred income taxes	374	157
Share-based compensation expense	1,251	2,279
Bad debt provision for troubled customers, net of recoveries	167	360
Foreign currency (gain) loss	(932)	374
Other	(1,534)	(237)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	2,402	(145)
Inventories	(1,311)	441
Prepaid expenses and other assets	622	(2,426)
Accounts payable	1,709	1,978
Accrued expenses and other liabilities	(9,299)	(604)
Income taxes payable	(981)	(1,127)
Net cash provided by operating activities	2,809	5,645
Cash flows from investing activities
Purchase of property, plant and equipment	(5,968)	(4,555)
Purchase of intangible assets	(1,293)	(1,267)
Proceeds from sale of equipment	1,703	408
Net cash used in investing activities	(5,558)	(5,414)
Cash flows from financing activities
Repayment of finance lease obligations	(1,952)	(1,320)
Repayment of long-term debt	(3,349)	(2,653)
Proceeds from revolver	19,200	19,000
Repayment of revolver	(12,500)	(14,250)
Distribution to non-controlling interests	(141)	—
Taxes paid related to net share settlement of share-based awards	(1,607)	(1,479)
Net cash used in financing activities	(349)	(702)
Effect of exchange rate changes on cash and cash equivalents	79	690
Net change in cash and cash equivalents	(3,019)	219
Cash and cash equivalents at beginning of period	28,008	18,317
Cash and cash equivalents at end of period	$24,989	$18,536
Supplemental disclosure of cash paid
Interest, net	$2,952	$3,087
Income taxes, net of refunds	$1,436	$1,677
Noncash investing and financing
Equipment acquired through finance lease obligations	$2,555	$2,369
Capital expenditures included in accounts payable and accrued liabilities	$1,433	$872
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

Recent Developments

The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remain uncertain. Ongoing changes to trade policies and related uncertainty may affect global economic conditions, supply chains and costs, and may reduce trade between the U.S. and impacted countries. Tariffs and trade barriers have not had a material effect on our business or results of operations during 2026 to date. However, new tariffs or other trade measures could result in increased costs to us or our suppliers and could impact the import of materials by our

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
customers, including materials subject to our inspection and testing services, which could adversely affect demand for our services.

Geopolitical tensions in the Middle East, including the conflict involving the United States and Iran, have contributed to increased volatility in global energy markets and broader macroeconomic uncertainty. The conflict in the Middle East has significantly reduced the export of oil and natural gas from the Persian Gulf, creating upward pressure on oil and natural gas prices, and has also disrupted and increased the costs of certain other supplies. Fluctuations in crude oil and natural gas prices may influence capital spending and maintenance activity by customers in the oil and gas sector, which could affect demand for certain of our services, particularly field inspection and asset integrity solutions. Additionally, continued instability in the Middle East could contribute to supply chain disruptions, changes in foreign currency exchange rates, and delays in customer projects. While we have not experienced material impacts to date, the situation remains dynamic, and we continue to monitor developments and assess potential impacts on our operations, financial condition, and results of operations.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the years ending December 31, 2026 and December 31, 2025.

Certain items included in these statements are based on management’s estimates. Actual results may differ from those estimates. The results of operations for any interim period are not necessarily indicative of the results expected for the year. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated variable interest entities (VIE). For consolidated subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Unaudited Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, are classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income (Loss). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not affect the Company's consolidated financial condition or results of operations as previously reported.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 1 – Summary of Significant Accounting Policies and Practices in the 2025 Annual Report. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, long-lived assets, goodwill and acquisitions. Since the date of the 2025 Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

As of March 31, 2026, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 13.8% for the three months ended March 31, 2026, compared to an effective income tax benefit of approximately 26.9% for the three months ended March 31, 2025.

The effective income tax rate for the three months ended March 31, 2026, was lower than the statutory rate primarily due to the impact of favorable discrete items related to stock compensation. The effective income tax rate benefit for the three months ended March 31, 2025, was higher than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and is effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three months ended March 31, 2026.

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (ASU 2025-11). This standard clarifies disclosure requirements and applicability for interim financial statements. This new guidance is effective for the Company for interim periods beginning October 1, 2028. Early adoption is permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. We are currently evaluating the impact this standard will have on our disclosures.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended March 31, 2026	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$76,884	$8,494	$104	$—	$85,482
Aerospace & Defense	19,703	7,903	33	—	27,639
Industrials	11,125	7,285	233	—	18,643
Power Generation & Transmission	5,193	790	542	—	6,525
Other Process Industries	5,221	3,782	12	—	9,015
Infrastructure, Research & Engineering	8,089	4,280	919	—	13,288
Petrochemical	2,906	930	—	—	3,836
Other	6,200	2,826	810	(5,230)	4,606
Total	$135,321	$36,290	$2,653	$(5,230)	$169,034

Three Months Ended March 31, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$85,731	$10,646	$187	$—	$96,564
Aerospace & Defense	14,007	6,281	116	—	20,404
Industrials	11,688	6,517	365	—	18,570
Power Generation & Transmission	3,224	985	444	—	4,653
Other Process Industries	6,501	3,744	8	—	10,253
Infrastructure, Research & Engineering	3,701	2,562	958	—	7,221
Petrochemical	2,523	110	—	—	2,633
Other	1,527	2,369	1,013	(3,592)	1,317
Total	$128,902	$33,214	$3,091	$(3,592)	$161,615

Revenue per key geographic location was as follows:

Three Months Ended March 31, 2026	North America	International	Products & Systems	Corp/Elim	Total
United States	$120,579	$427	$1,549	$(1,747)	$120,808
Other Americas	12,759	10	229	(1,578)	11,420
Europe	725	35,731	507	(1,894)	35,069
Asia-Pacific	1,258	122	368	(11)	1,737
Total	$135,321	$36,290	$2,653	$(5,230)	$169,034

Three Months Ended March 31, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$114,333	$542	$1,373	$2,016	$118,264
Other Americas	13,415	2,831	16	(3,144)	13,118
Europe	666	28,782	751	(1,997)	28,202
Asia-Pacific	488	1,059	951	(467)	2,031
Total	$128,902	$33,214	$3,091	$(3,592)	$161,615

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

Revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $3.7 million and $3.3 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 14, 2024, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.3 million, for a total of 6.2 million shares that are authorized for issuance under the 2016 Plan, of which approximately 296,000 shares were available for future grants as of March 31, 2026.

Stock Options

On January 6, 2025, an executive officer of the Company was granted a stock option for the purchase of 375,000 shares of the Company's common stock at an exercise price of $9.06, the closing price of the Company's common stock on the New York Stock Exchange (the "NYSE") on the grant date. These stock options can be exercised any time on or after January 6, 2026, and prior to their expiration date, which is the earlier of 10 years from the grant date or one year following the date the executive officer is no longer serving as an officer, director or in any other capacity of the Company.

The following table sets forth a summary of stock option activity, weighted-average exercise prices and options outstanding as of March 31, 2026 (in thousands, except per share amounts and years):

	Three Months Ended March 31,
	2026		2025
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	685	$7.76	250	$5.36
Granted	—	$—	375	$9.06
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	685	$7.76	625	$7.58
Exerciseable at end of period:	625	$7.58	250	$5.36

The Company recognized $0.1 million and $0.5 million of share-based compensation expense related to stock options during the three months ended March 31, 2026 and March 31, 2025, respectively. $0.1 million of share-based compensation expense related to stock options remains unrecognized as of the end of the current period, which is all expected to be recognized during 2026.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company issues fully-vested common stock to its non-employee directors. The awards are issued to non-employee directors during the second quarter of each fiscal year. No awards were granted to non-employee directors during the three months ended March 31, 2026 and 2025.

Restricted Stock Unit Awards

For the three months ended March 31, 2026 and 2025, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to Restricted Stock Unit ("RSU") awards of $0.7 million and $1.1 million, respectively. No share-based compensation expense was recognized within Reorganization and other costs related to RSU awards for the for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to RSU awards of $0.5 million. As of March 31, 2026, there was $10.2 million of unrecognized compensation costs related to RSU awards, which is expected to be recognized over a remaining weighted-average period of 3.0 years. Upon vesting, RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of RSU awards, with the respective fair value of the awards, is as follows:

	Three months ended March 31,
	2026	2025
Restricted stock awards vested	342	451
Fair value of awards vested	$4,917	$4,523

A summary of the Company's outstanding, non-vested RSUs is as follows:

	Three months ended March 31,
	2026		2025
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	794	$8.71	1,231	$8.41
Granted	408	$15.05	350	$9.32
Vested	(342)	$14.37	(451)	$10.03
Forfeited	(45)	$8.35	(38)	$8.43
Outstanding at end of period:	815	$11.52	1,092	$8.61

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

For 2026, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors is using the following three performance metrics for PRSU awards.

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
3.Revenue

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

For PRSUs awarded in 2026, the Compensation Committee utilized the same metrics as 2025 PRSUs, but with revised performance goals and weighting.

PRSUs are equity-classified and compensation costs related to PRSUs with performance conditions are initially measured using the fair value of the underlying stock at the date of grant. Compensation costs related to the PRSUs with performance conditions are subsequently adjusted for changes in the expected outcomes of the performance conditions. Compensation cost related to the PRSUs with a market condition is not reversed if the market condition is not achieved, provided the employee requisite service has been rendered. Earned PRSUs generally vest ratably in four equal annual installments over the four years following completion of the performance period, for a total requisite service period of up to five years, and have no dividend equivalent rights. Upon vesting, PRSUs are generally net share-settled to cover required withholding tax amounts and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the Company's PRSU activity is as follows:

	Three months ended March 31,
	2026		2025
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	346	$9.93	125	$9.12
Granted	324	$15.28	507	$10.08
Performance condition adjustments	—	$—	—	$—
Released	(19)	$14.94	(3)	$9.84
Forfeited	(49)	$8.91	(9)	$3.68
Outstanding at end of period:	602	$12.65	620	$9.92

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized aggregate share-based compensation expense related to the awards described above of approximately $0.6 million and $0.2 million, respectively. At March 31, 2026, there was $6.9 million of total unrecognized compensation costs related to approximately 602,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2026	2025

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$2,388	$(3,186)
Denominator:
Weighted average common shares outstanding	31,619	31,095
Basic earnings (loss) per share	$0.08	$(0.10)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$2,388	$(3,186)
Denominator:
Weighted average common shares outstanding	31,619	31,095
Dilutive effect of stock options outstanding (1)	317	—
Dilutive effect of restricted stock units outstanding (1)	719	—
	32,655	31,095
Diluted earnings (loss) per share	$0.07	$(0.10)
_______________
(1) For the three months ended March 31, 2026, 275,000 shares, related to RSUs were anti-dilutive and therefore were excluded from the calculation of diluted earnings (loss) per share. For the three months ended March 31, 2025, 145,000 shares, related to stock options and 808,000 shares, related to RSUs were excluded from the calculation of diluted earnings (loss) per share due to the net loss for the period.

5.    Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

Trade accounts receivable - billed	$123,009	$133,100
Trade accounts receivable - unbilled	31,731	25,139
Allowance for credit losses	(3,333)	(3,566)
Accounts receivable, net	$151,407	$154,673

Trade accounts receivable - unbilled are generally billed in the subsequent quarter to their revenue recognition. The Company considers Trade accounts receivable - unbilled as short-term in nature as they are normally converted to Trade accounts receivable - billed within 90 days, thus future changes in economic conditions will not have a significant effect on the credit loss estimate.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
6.    Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Raw materials and consumable supplies	$10,199	$9,252
Work in progress	1,302	912
Finished goods	3,777	3,838
Inventories	$15,278	$14,002

7.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	March 31, 2026	December 31, 2025

Land		$2,462	$2,470
Buildings and improvements	30-40	22,477	22,383
Office furniture and equipment	5-8	16,705	16,887
Machinery and equipment	5-7	313,593	308,457
		355,237	350,197
Accumulated depreciation and amortization		(259,984)	(257,033)
Property, plant and equipment, net		$95,253	$93,164

Depreciation expense for the three months ended March 31, 2026 and 2025 was approximately $6.0 million for each period.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2025	$184,829	$—	$—	$184,829
Foreign currency translation	(1,176)	—	—	(1,176)
Balance at March 31, 2026	$183,653	$—	$—	$183,653

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

The Company performed a quantitative annual impairment test as of October 1, 2025 and did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Additionally, through March 31, 2026, the Company did not identify any changes in circumstances that would indicate the carrying value of goodwill may not be recoverable. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		March 31, 2026			December 31, 2025
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$108,535	$(96,423)	$12,112	$109,262	$(96,428)	$12,834
Software/Technology	3-15	64,093	(38,744)	25,349	63,158	(37,822)	25,336
Covenants not to compete	2-5	12,357	(12,357)	—	12,387	(12,387)	—
Other	2-12	10,201	(9,972)	229	10,211	(9,974)	237
Total		$195,186	$(157,496)	$37,690	$195,018	$(156,611)	$38,407

Amortization expense for the three months ended March 31, 2026 and 2025 was approximately $2.0 million and $1.8 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025

Accrued salaries, wages and related employee benefits	$27,799	$30,391
Accrued workers’ compensation and health benefits	562	2,471
Deferred revenue	10,233	9,099
Pension accrual	2,154	2,081
Right-of-use liability - Operating	10,505	10,882
Other accrued expenses	26,857	33,102
Total	$78,110	$88,026

11.    Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025

Senior credit facility	$85,950	$79,250
Senior secured term loan, net of unamortized debt issuance costs of $0.1 million and $0.2 million, respectively	93,612	96,711
Other	1,791	2,031
Total debt	181,353	177,992
Less: Current portion	(12,862)	(12,849)
Long-term debt, net of current portion	$168,491	$165,143

Senior Credit Facility

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”), which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $93.6 million as of March 31, 2026. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. Both the revolving line of credit and the term loan under the Credit Agreement have a maturity date of July 30, 2027.

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

As of March 31, 2026, the Company had borrowings of $179.6 million and a total of $3.4 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.4 million as of March 31, 2026, which are included in Other assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through July 30, 2027.

As of March 31, 2026, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement.

Other debt

The Company's other debt relates to bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At March 31, 2026, there was a total of other debt of approximately $1.8 million outstanding, payable at various times through 2030.

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

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of March 31, 2026 is approximately $2.1 million, which was incurred in 2018 and 2019.

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

The chief operating decision maker ("CODM") reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. The Company's CODM is Natalia Shuman, our Chief Executive Officer, as she has final authority over performance assessment and resource allocation decisions. Our segments are based on the type and concentration of customers served, service requirements, methods of distribution and major product lines.

Segment income (loss) from operations is the primary performance measure used by the CODM to evaluate segment performance and allocate resources, including considering budget-to-actual variances and prior year-to-actual variances on a monthly basis in accordance with GAAP under ASC 280, Segment Reporting. Segment income (loss) from operations for each of the Company's reportable segments are comprised of revenue, selling, general & administrative expenses, and "other expenses." "Other expenses" include cost of revenue, reorganization and environmental costs, depreciation and amortization and research and engineering.

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

For the three months ended March 31, 2026

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$135,321	$36,290	$2,653	$174,264	$(5,230)	$169,034
Selling, general & administrative expenses	21,508	8,050	902	30,460	6,526	36,986
Other Expenses	103,393	26,764	1,762	131,919	(4,553)	127,366
Income (loss) from operations	$10,420	$1,476	$(11)	$11,885	$(7,203)	$4,682

For the three months ended March 31, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$128,902	$33,214	$3,091	$165,207	$(3,592)	$161,615
Selling, general & administrative expenses	20,739	7,206	838	28,783	6,869	35,652
Other Expenses	101,648	24,927	1,926	128,501	(1,526)	126,975
Income (loss) from operations	$6,515	$1,081	$327	$7,923	$(8,935)	$(1,012)

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income (loss) can be seen on the Unaudited Condensed Consolidated Statement of Income (Loss). Products and Systems segment revenue was comprised of approximately $0.5 million and $1.0 million of sales to the International segment, which were eliminated upon consolidation, for the three months ended March 31, 2026 and March 31, 2025, respectively. Intersegment revenue related to sales between other segments was immaterial for the three months ended March 31, 2026 and March 31, 2025.

Selected consolidated financial information by segment for the periods shown was as follows (with intercompany transactions eliminated in Corporate and eliminations):

	March 31, 2026	December 31, 2025
Intangible assets, net
North America	$27,336	$28,245
International	1,055	1,110
Products and Systems	782	733
Corporate and eliminations	8,517	8,319
Total	$37,690	$38,407

	March 31, 2026	December 31, 2025
Total assets
North America	$413,029	$426,146
International	115,002	150,741
Products and Systems	12,041	12,072
Corporate and eliminations	32,598	(10,178)
Total	$572,670	$578,781

	March 31, 2026	December 31, 2025
Long-lived assets
North America	$279,097	$278,419
International	27,301	27,900
Products and Systems	884	850
Corporate and eliminations	9,314	9,231
Total	$316,596	$316,400

Refer to Note 2 - Revenue, for revenue by geographic area for the three months ended March 31, 2026 and 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three months ended March 31, 2026 and 2025. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our 2025 Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements, including increases or changes in tariffs, trade restrictions or taxes; supply chain disruptions resulting from geopolitical instabilities and disputes (including those related to the wars in the Middle East and Ukraine); other impacts from the wars in the Middle East and Ukraine and related economic volatility and uncertainty resulting therefrom, include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2025 Annual Report as well as those discussed in this Quarterly Report and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

We believe long-term growth can be realized in our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. For example, ongoing geopolitical conflicts, including the war between Russia and Ukraine, the unrest in the Middle East, including the recent conflict between the U.S. and Iran, continue to contribute to global energy market volatility, supply chain disruption, and economic uncertainty that could affect certain of our end markets, particularly oil and gas customers. Among other things, we expect the timing of our oil and gas customers inspection spend to be impacted by volatility in oil prices resulting from these factors.

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

Recent Developments

Our cash position and liquidity remains strong. As of March 31, 2026, our cash and cash equivalents balance was approximately $25.0 million, and we had available borrowing capacity of up to $100.7 million under the revolving credit facility under our Credit Agreement.

The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remain uncertain. Tariffs and trade barriers have not had a material effect on our business or results of operations during 2026 to date. However, new tariffs or trade measures could result in increased costs to us or our suppliers and could impact the import of materials by our customers, including materials subject to our inspection and testing services, which could adversely affect demand for our services.

Geopolitical tensions in the Middle East, including the conflict involving the United States and Iran, have contributed to increased volatility in global energy markets and broader macroeconomic uncertainty. The conflict in the Middle East has significantly reduced the export of oil and natural gas from the Persian Gulf, creating upward pressure on oil and natural gas prices, and has also disrupted and increased the costs of certain other supplies. Fluctuations in crude oil and natural gas prices may influence capital spending and maintenance activity by customers in the oil and gas sector, which could affect demand for certain of our services, particularly field inspection and asset integrity solutions. Additionally, continued instability in the region could contribute to supply chain disruptions, changes in foreign currency exchange rates, and delays in customer projects. While we have not experienced material impacts to date, the situation remains dynamic, and we continue to monitor developments and assess potential impacts on our operations, financial condition, and results of operations.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with GAAP. In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income from operations before special items” is used for each of our three operating segments, “Corporate and Eliminations” and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income from Operations" (a) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs, and (b) environmental expense, which relates to costs associated with the environmental matter at the Phoenix lab operated by Mistras Arizona, as described in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. Our management uses this non-GAAP measure as a measure of operating performance and liquidity to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance or liquidity measure and should not be considered alternatives to net income or any other measures derived in accordance with GAAP. Because Income from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$169,034	$161,615
Gross profit	44,732	40,892
Gross profit as a % of Revenue	26.5%	25.3%
Income (loss) from operations	4,682	(1,012)
Income (loss) from operations as a % of Revenue	2.8%	(0.6)%
Income (loss) before provision for income taxes	2,735	(4,336)
Net income (loss)	2,357	(3,168)
Net income (loss) attributable to Mistras Group, Inc.	$2,388	$(3,186)

Revenue

Revenue was $169.0 million for the three months ended March 31, 2026, an increase of $7.4 million, or 4.6%, compared with the three months ended March 31, 2025.

Revenue by segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Revenue
North America	$135,321	$128,902
International	36,290	33,214
Products and Systems	2,653	3,091
Corporate and eliminations	(5,230)	(3,592)
Total	$169,034	$161,615

Three Months

In the three months ended March 31, 2026, total revenue increased 4.6% versus the prior year comparable period due predominantly to a low-single-digit organic increase driven by increases in the aerospace and defense, power generation and transmission, infrastructure, research, and engineering, and petrochemical end markets. North America segment revenue increased 5.0%, driven predominantly by increases in the aerospace and defense, power generation and transmission, infrastructure, research, and engineering and petrochemical end markets as a result of strong market demand. International segment revenue increased 9.3%, due predominantly to a low-double-digit favorable impact of foreign exchange rates. Products and Systems segment revenue decreased by 14.2%, due to decreased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 51% and 60% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Aerospace and defense customer revenue comprised approximately 16% and 13% of total revenue for the three months ended March 31, 2026 and 2025, respectively. The Company’s top ten customers comprised approximately 36% of total revenue for the three months ended March 31, 2026, as compared to 37% for the three months ended March 31, 2025, with no customer accounting for 10% or more of total revenue in either three-month period.

The Company has retrospectively reclassified certain revenue types for each quarterly period in 2025 in order to conform the classification with the current period presentation. The table below presents the reclassified balances for each quarterly period for the year ended December 31, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	2025 Quarterly Revenues
	Three months ended March 31, 2025	Three months ended June 30, 2025	Three months ended September 30, 2025	Three months ended December 31, 2025
Revenue by type
Integrated Field Solutions	$139,115	$158,386	$166,578	$155,678
In-Laboratory Services	22,500	27,019	28,971	25,777
Total	$161,615	$185,405	$195,549	$181,455

	Three Months Ended March 31,
	2026	2025
Revenue by type
Integrated Field Solutions	$139,861	$139,115
In-Laboratory Services	29,173	$22,500
Total	$169,034	$161,615

In presenting the allocation of revenue by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Integrated Field Solutions revenue is comprised of revenue derived from on-site asset inspection, maintenance, and related technical services performed by our technicians at customer locations, as well as data-driven solutions, including software, analytics, and implementation services that provide insights and recommendations to enhance asset integrity and performance. Integrated Field Solutions revenue increased by $0.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to increases in our power generation and transmission, infrastructure, research, and engineering and petrochemical end markets as a result of strong market demand, partially offset by decreases in sales volume in our oil and gas end market within our North America and International segments.

In-Laboratory Services revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. In-Laboratory Services revenue increased by $6.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to increased sales volumes in our aerospace and defense end market in our North America segment.

Gross Profit

Gross profit increased by $3.8 million, or 9.4%, in the three months ended March 31, 2026 versus the prior year comparable period, primarily due to an improved and diversified business mix and operating efficiencies.

Gross profit by segment for the three months ended March 31, 2026 and 2025 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended March 31,
	2026	2025
Gross profit
North America	$33,536	$30,165
% of segment revenue	24.8%	23.4%
International	10,095	9,088
% of segment revenue	27.8%	27.4%
Products and Systems	1,067	1,623
% of segment revenue	40.2%	52.5%
Corporate and eliminations	34	16
	$44,732	$40,892
% of total revenue	26.5%	25.3%

Three Months

Gross profit margin was 26.5% and 25.3% for the three months ended March 31, 2026 and 2025, respectively. Gross profit margin for the North America segment increased by 1.4% for the three months ended March 31, 2026 as compared to the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies. International segment realized a 0.4% increase in gross profit margin to 27.8% for the three months ended March 31, 2026 as compared to the prior year comparable period primarily due to a favorable sales mix in the current year period. Products and Systems segment gross margin had a decrease of 12.3% to 40.2% for the three months ended March 31, 2026 primarily due to a less favorable sales mix as compared to the prior period.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
Operating Expenses
Selling, general and administrative expenses	$36,986	$35,652
Reorganization and other costs	475	3,087
Environmental expense, net	(131)	540
Research and engineering	221	299
Depreciation and amortization	2,499	2,326
	$40,050	$41,904

Three Months

Operating expenses decreased $1.9 million, or 4.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Selling, general and administrative expenses increased $1.3 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to strategic investments in our operations to support commercial execution and promote growth in our strategic markets, while maintaining discipline in overhead costs. Reorganization and other costs decreased by $2.6 million to $0.5 million as compared to the prior year comparable period, due to lower restructuring activity, including workforce reductions and laboratory rationalization initiatives in the three months ended March 31, 2025, which did not recur at similar levels during the current year period. Environmental expense, net decreased by $0.7 million as compared to the prior year comparable period due to lower expenses related to the ongoing remediation efforts related to the Mistras Arizona claim discussed in Note 13 - Commitments and Contingencies. Research and engineering expenses decreased by $0.1 million during the three months ended March 31, 2026 compared to the three months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ended March 31, 2025. Depreciation and amortization increased by $0.2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Income (Loss) from Operations

The following table shows a reconciliation of the income (loss) from operations (GAAP) to income (loss) from operations before special items (non-GAAP) for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended March 31,
	2026	2025
North America:
Income from operations (GAAP)	$10,420	$6,515
Reorganization and other costs	74	1,358
Income from operations before special items (non-GAAP)	$10,494	$7,873
International:
Income from operations (GAAP)	$1,476	$1,081
Reorganization and other costs	221	178
Income from operations before special items (non-GAAP)	$1,697	$1,259
Products and Systems:
Income (loss) from operations (GAAP)	$(11)	$327
Reorganization and other costs	—	151
Income (loss) from operations before special items (non-GAAP)	$(11)	$478
Corporate and Eliminations:
Loss from operations (GAAP)	$(7,203)	$(8,935)
Environmental expense, net	(131)	540
Reorganization and other costs	180	1,400
Loss from operations before special items (non-GAAP)	$(7,154)	$(6,995)
Total Company:
Income (loss) from operations (GAAP)	$4,682	$(1,012)
Environmental expense, net	(131)	540
Reorganization and other costs	475	3,087
Income from operations before special items (non-GAAP)	$5,026	$2,615

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended March 31, 2026, income from operations (GAAP) increased $5.7 million or 562.6%, compared with the three months ended March 31, 2025, while income from operations before special items (non-GAAP) increased by $2.4 million, or 92.2%. The increase in income from operations was due to higher gross profit and lower reorganization and other costs. As a percentage of revenue, income from operations increased by 340 basis points to 2.8% in the three months ended March 31, 2026 compared to (0.6)% in the three months ended March 31, 2025. As a percentage of revenue, income from operations before special items increased by 140 basis points to 3.0% in the three months ended March 31, 2026 compared to 1.6% in the three months ended March 31, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $2.9 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. This decrease of $0.4 million in interest expense in the current year period was a result of lower interest rates during the three months ended March 31, 2026 in comparison to the prior year comparable period.

Income Taxes

Our effective income tax rate was approximately 13.8% for the three months ended March 31, 2026, compared to an effective income tax benefit of approximately 26.9% for the three months ended March 31, 2025.

The effective income tax rate for the three months ended March 31, 2026, was lower than the statutory rate primarily due to the impact of favorable discrete items related to stock compensation. The effective income tax benefit for the three months ended March 31, 2025, was higher than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

Income tax expense varies as a function of pre-tax income and the level of non-deductible expenses, such as certain amounts of meals and entertainment expenses, valuation allowances, and other permanent differences. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. Our effective income tax rate may fluctuate over the next few years due to many variables including the amount and future geographic distribution of our pre-tax income, changes resulting from our acquisition strategy, and increases or decreases in our permanent differences.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act. Effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three months ended March 31, 2026.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$2,809	$5,645
Investing activities	(5,558)	(5,414)
Financing activities	(349)	(702)
Effect of exchange rate changes on cash and cash equivalents	79	690
Net change in cash and cash equivalents	$(3,019)	$219

Cash Flows from Operating Activities

During the three months ended March 31, 2026, cash provided by operating activities was $2.8 million, representing a year-over-year decrease of $2.8 million, or 50%. This decrease was primarily attributable to movements in working capital, as compared to the prior year comparable period.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, cash used in investing activities was $5.6 million, representing a $0.1 million increase compared to the prior year comparable period. The increase is primarily attributable to an increase in expenditures for property, plant, and equipment of $1.4 million, partially offset by an increase in proceeds from the sale of equipment of $1.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $0.7 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, net borrowings of debt were approximately $0.6 million higher than the prior year comparable period resulting in additional net debt borrowings during the current year period in comparison to the prior year comparable period. The increase in net debt borrowings is partially offset by $0.1 million more in taxes paid related to net share settlement of share-based awards during the three months ended March 31, 2026.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was an increase of $0.1 million in the three months ended March 31, 2026, compared to an increase of $0.7 million for the three months ended March 31, 2025.

Cash Balance and Credit Facility Borrowings

As of March 31, 2026, we had cash and cash equivalents totaling $25.0 million and $100.7 million of unused commitments under our Credit Agreement with borrowings of $179.6 million and $3.4 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of March 31, 2026, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

The terms of our Credit Agreement are described in Note 11 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

There have been no significant changes in our contractual obligations and outstanding indebtedness as disclosed in the 2025 Annual Report.

Off-balance Sheet Arrangements

During the three months ended March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2025 Annual Report.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes to our quantitative and qualitative disclosures about market risk as discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” included in the 2025 Annual Report.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Note 13 - Commitments and Contingencies to the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for a description of our legal proceedings. There have been no material legal proceedings and no material developments with regard to any matters disclosed under Part I, Item 3 "Legal Proceedings" in our 2025 Annual Report, except as disclosed herein under Note 13 - Commitments and Contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2025 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2025 Annual Report.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 31, 2026	211	$13.15
February 28, 2026	5,223	$15.28
March 31, 2026	106,558	$14.34

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

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

Date: May 7, 2026