Form 10-Q
period 2026-06-30
Mistras Group, Inc.
filed 2026-08-10
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
☐ Yes  ☒ No

As of August 5, 2026, the registrant had 31,849,893 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$21,988	$28,008
Accounts receivable, net	161,759	154,673
Inventories	16,733	14,002
Prepaid expenses and other current assets	18,021	19,509
Total current assets	218,501	216,192
Property, plant and equipment, net	100,241	93,164
Intangible assets, net	38,060	38,407
Goodwill	182,201	184,829
Deferred income taxes	5,641	5,377
Other assets	39,478	40,812
Total assets	$584,122	$578,781
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$21,672	$14,943
Accrued expenses and other current liabilities	84,456	88,026
Current portion of long-term debt	12,829	12,849
Current portion of finance lease obligations	8,136	7,025
Income taxes payable	424	1,465
Total current liabilities	127,517	124,308
Long-term debt, net of current portion	159,264	165,143
Obligations under finance leases, net of current portion	20,109	17,340
Deferred income taxes	2,468	1,264
Other long-term liabilities	34,588	35,081
Total liabilities	343,946	343,136
Commitments and contingencies (Note 13)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,853,713 and 31,567,434 shares issued and outstanding	690	499
Additional paid-in capital	258,838	256,863
Accumulated earnings	16,822	6,853
Accumulated other comprehensive loss	(36,387)	(29,111)
Total Mistras Group, Inc. stockholders’ equity	239,963	235,104
Non-controlling interests	213	541
Total equity	240,176	235,645
Total liabilities and equity	$584,122	$578,781

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income (Loss)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$193,132	$185,405	$362,166	$347,020
Cost of revenue	130,965	125,739	249,782	241,025
Depreciation	5,722	5,721	11,207	11,158
Gross profit	56,445	53,945	101,177	94,837
Selling, general and administrative expenses	38,722	39,793	75,708	75,445
Reorganization and other costs	1,527	2,951	2,002	6,038
Environmental expense	460	518	329	1,058
Research and engineering	243	269	464	568
Depreciation and amortization	2,547	1,986	5,046	4,312
Income from operations	12,946	8,428	17,628	7,416
Other income, net	(1,013)	—	(1,945)	—
Interest expense	4,138	4,239	7,017	7,563
Income (loss) before provision (benefit) for income taxes	9,821	4,189	12,556	(147)
Provision (benefit) for income taxes	2,269	1,063	2,647	(105)
Net income (loss)	7,552	3,126	9,909	(42)
Less: net income (loss) attributable to noncontrolling interests, net of taxes	(29)	109	(60)	127
Net income (loss) attributable to Mistras Group, Inc.	$7,581	$3,017	$9,969	$(169)

Net income per common share:
Basic	$0.24	$0.10	$0.31	$—
Diluted	$0.23	$0.10	$0.30	$—
Weighted-average common shares outstanding:
Basic	31,831	31,439	31,725	31,268
Diluted	32,924	31,693	32,822	31,268

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income (loss)	$7,552	$3,126	$9,909	$(42)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,495)	$11,739	$(7,403)	$14,212
Comprehensive income (loss)	4,057	14,865	2,506	14,170
Less: net income (loss) attributable to noncontrolling interest	(29)	109	(60)	127
Less: Foreign currency translation adjustments attributable to noncontrolling interests	(127)	(118)	(127)	(127)
Comprehensive income attributable to Mistras Group, Inc.	$4,213	$14,874	$2,693	$14,170

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at March 31, 2026	31,817	$690	$256,316	$9,241	$(33,019)	$233,228	$369	$233,597
Net income (loss)	—	—	—	7,581	—	7,581	(29)	7,552
Other comprehensive income (loss), net of tax	—	—	—	—	(3,368)	(3,368)	(127)	(3,495)
Share-based payments	—	—	2,552	—	—	2,552	—	2,552
Net settlement of restricted stock units	37	—	(30)	—	—	(30)	—	(30)
Balance at June 30, 2026	31,854	$690	$258,838	$16,822	$(36,387)	$239,963	$213	$240,176

Balance at March 31, 2025	31,326	$406	$251,629	$(13,170)	$(40,200)	$198,665	$336	$199,001
Net income	—	—	—	3,017	—	3,017	109	3,126
Other comprehensive income (loss), net of tax	—	—	—	—	11,857	11,857	(118)	11,739
Share-based payments	—	—	2,323	—	—	2,323	—	2,323
Net settlement of restricted stock units	212	59	(73)	—	—	(14)	—	(14)
Balance at June 30, 2025	31,538	$465	$253,879	$(10,153)	$(28,343)	$215,848	$327	$216,175

	Six months ended
	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at December 31, 2025	31,567	$499	$256,863	$6,853	$(29,111)	$235,104	$541	$235,645
Net income (loss)	—	—	—	9,969	—	9,969	(60)	9,909
Other comprehensive income (loss), net of tax	—	—	—	—	(7,276)	(7,276)	(127)	(7,403)
Share-based payments	—	—	3,803	—	—	3,803	—	3,803
Distribution to non-controlling interests	—	—	—	—	—	—	(141)	(141)
Net settlement of restricted stock units	287	191	(1,828)	—	—	(1,637)	—	(1,637)
Balance at June 30, 2026	31,854	$690	$258,838	$16,822	$(36,387)	$239,963	$213	$240,176

Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net income (loss)	—	—	—	(169)	—	(169)	127	(42)
Other comprehensive income (loss), net of tax	—	—	—	—	14,339	14,339	(127)	14,212
Share-based payments	—	—	4,602	—	—	4,602	—	4,602
Net settlement of restricted stock units	528	63	(1,555)	—	—	(1,492)	—	(1,492)
Balance at June 30, 2025	31,538	$465	$253,879	$(10,153)	$(28,343)	$215,848	$327	$216,175

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities
Net income (loss)	$9,909	$(42)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,253	15,470
Deferred income taxes	989	(48)
Share-based compensation expense	3,803	4,602
Bad debt provision for troubled customers, net of recoveries	118	553
Foreign currency (gain) loss	(1,945)	3,155
Other	(1,858)	(712)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(8,420)	(28,384)
Inventories	(2,869)	(206)
Prepaid expenses and other assets	1,759	(6,306)
Accounts payable	3,443	6,376
Accrued expenses and other liabilities	(2,410)	2,325
Income taxes payable	(1,054)	(402)
Net cash provided by (used in) operating activities	17,718	(3,619)
Cash flows from investing activities
Purchase of property, plant and equipment	(10,730)	(10,002)
Purchase of intangible assets	(3,247)	(2,292)
Proceeds from sale of equipment	2,115	878
Net cash used in investing activities	(11,862)	(11,416)
Cash flows from financing activities
Repayment of finance lease obligations	(3,584)	(3,027)
Repayment of long-term debt	(6,574)	(5,171)
Proceeds from revolver	27,700	47,000
Repayment of revolver	(27,000)	(22,400)
Distribution to non-controlling interests	(141)	—
Taxes paid related to net share settlement of share-based awards	(1,637)	(1,492)
Net cash (used in) provided by financing activities	(11,236)	14,910
Effect of exchange rate changes on cash and cash equivalents	(640)	1,765
Net change in cash and cash equivalents	(6,020)	1,640
Cash and cash equivalents at beginning of period	28,008	18,317
Cash and cash equivalents at end of period	$21,988	$19,957
Supplemental disclosure of cash paid
Interest, net	$5,701	$6,908
Income taxes, net of refunds	$2,943	$6,776
Noncash investing and financing
Equipment acquired through finance lease obligations	$7,701	$3,731
Capital expenditures included in accounts payable and accrued liabilities	$3,377	$1,362
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

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities.

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

Recent Developments

On August 5, 2026, the Company entered into an amendment (the “Amendment”) to its Credit Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment extended the maturity date of the revolving credit facility and term loan under the Credit Agreement from July 30, 2027 to July 28, 2028. The terms related to the Amendment are described in Note 15 - Subsequent Events.

The global trade landscape continues to be highly volatile. During 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries, many of which prompted reciprocal tariffs and other trade measures affecting U.S. exports. The ongoing tariff environment remains complex and continues to evolve as legal proceedings and trade negotiations progress. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA"), which the U.S. government relied upon to impose certain tariffs, does not authorize the imposition of tariffs. Following that decision, the U.S. Court of International Trade directed the U.S. Customs and Border Protection ("CBP") to begin processing refunds of previously collected IEEPA tariffs, and during the second quarter of 2026, CBP commenced accepting and processing refund claims. In response to the U.S. Supreme Court's ruling, the U.S. administration implemented replacement tariffs under alternative statutory authorities, including Section 122 of the Trade Act of 1974, while also pursuing additional tariff actions under other existing trade authorities. Certain of these replacement tariffs have also been challenged in court, and the related litigation remains ongoing. On July 24, 2026, the U.S. administration announced the implementation of

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
additional tariffs ranging from 10% to 12.5% on imports from numerous trading partners under Section 301 of the Trade Act of 1974. Accordingly, the ultimate scope, duration and financial impact of U.S. trade measures remain uncertain. Ongoing changes to trade policies and related uncertainty may affect global economic conditions, supply chains and costs, and may reduce trade between the U.S. and impacted countries. Tariffs and trade barriers have not had a material effect on our business or results of operations during 2026 to date. However, new tariffs or other trade measures could result in increased costs for us or our suppliers and could impact the import of materials by our customers, including materials subject to our inspection and testing services, which could adversely affect demand for our services.

Geopolitical tensions in the Middle East, including the conflict involving the U.S. and Iran, have contributed to increased volatility in global energy markets and broader macroeconomic uncertainty. The conflict has increased uncertainty surrounding global energy supplies, international shipping routes and supply chains, contributing to fluctuations in oil and natural gas prices and increased costs for certain materials and transportation. Fluctuations in crude oil and natural gas prices may influence capital spending and maintenance activity by customers in the oil and gas sector, which could affect demand for certain of our services, particularly field inspection and asset integrity solutions. Additionally, continued instability in the Middle East could contribute to supply chain disruptions, changes in foreign currency exchange rates, and delays in customer projects. While we have not experienced material impacts to date, the situation remains dynamic, and we continue to monitor developments and assess potential impacts on our operations, financial condition, and results of operations.

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

As of June 30, 2026, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 23.1% and 25.4% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate was approximately 21.1% and 71.4% for the six months ended June 30, 2026 and 2025, respectively.

The effective income tax rate for the three months ended June 30, 2026, was higher than the statutory rate primarily due to limitations on the deductibility of certain compensation expenses. The effective income tax rate for the three months ended June 30, 2025, was higher than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

The effective income tax rate for the six months ended June 30, 2026, was higher than the statutory rate primarily due to limitations on the deductibility of certain compensation expenses. The effective income tax rate for the six months ended June 30, 2025, was higher than the statutory rate primarily due to the reversal of valuation allowances.

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and are effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three and six months ended June 30, 2026.

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, to require disaggregation of certain expense captions into specified categories in disclosures within the notes of the financial statements. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is required to be applied prospectively and amendments in the ASU may be applied prospectively or retrospectively. We are currently evaluating the impacts this standard will have on our disclosures.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended June 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$86,044	$8,219	$85	$—	$94,348
Aerospace & Defense	19,396	7,603	169	—	27,168
Industrials	12,525	7,447	489	—	20,461
Power Generation & Transmission	12,697	1,652	562	—	14,911
Other Process Industries	6,263	4,093	27	—	10,383
Infrastructure, Research & Engineering	8,946	3,621	1,660	—	14,227
Petrochemical	2,473	1,127	—	—	3,600
Other	8,285	4,248	926	(5,425)	8,034
Total	$156,629	$38,010	$3,918	$(5,425)	$193,132

Three Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$92,634	$9,943	$239	$—	$102,816
Aerospace & Defense	16,848	7,014	140	—	24,002
Industrials	11,647	7,597	360	—	19,604
Power Generation & Transmission	9,320	2,097	376	—	11,793
Other Process Industries	5,877	5,172	—	—	11,049
Infrastructure, Research & Engineering	3,461	4,020	579	—	8,060
Petrochemical	3,112	1	—	—	3,113
Other	5,093	3,233	1,046	(4,404)	4,968
Total	$147,992	$39,077	$2,740	$(4,404)	$185,405

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$162,928	$16,713	$189	$—	$179,830
Aerospace & Defense	39,099	15,506	202	—	54,807
Industrials	23,650	14,732	722	—	39,104
Power Generation & Transmission	17,890	2,442	1,104	—	21,436
Other Process Industries	11,484	7,875	39	—	19,398
Infrastructure, Research & Engineering	17,035	7,901	2,579	—	27,515
Petrochemical	5,379	2,057	—	—	7,436
Other	14,485	7,074	1,736	(10,655)	12,640
Total	$291,950	$74,300	$6,571	$(10,655)	$362,166

Six Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$178,365	$20,589	$426	$—	$199,380
Aerospace & Defense	30,855	13,295	256	—	44,406
Industrials	23,335	14,114	725	—	38,174
Power Generation & Transmission	12,544	3,082	820	—	16,446
Other Process Industries	12,378	8,916	8	—	21,302
Infrastructure, Research & Engineering	7,162	6,582	1,537	—	15,281
Petrochemical	5,635	111	—	—	5,746
Other	6,620	5,602	2,059	(7,996)	6,285
Total	$276,894	$72,291	$5,831	$(7,996)	$347,020

Revenue per key geographic location was as follows:

Three Months Ended June 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
United States	$134,348	$383	$2,387	$(1,283)	$135,835
Other Americas	20,662	7	164	(1,886)	18,947
Europe	1,246	37,399	811	(2,251)	37,205
Asia-Pacific	373	221	556	(5)	1,145
Total	$156,629	$38,010	$3,918	$(5,425)	$193,132

Three Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$129,011	$3,706	$1,268	$(3,495)	$130,490
Other Americas	17,202	15	212	(487)	16,942
Europe	979	35,132	450	(388)	36,173
Asia-Pacific	800	224	810	(34)	1,800
Total	$147,992	$39,077	$2,740	$(4,404)	$185,405

Six Months Ended June 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
United States	$254,927	$810	$3,936	$(3,030)	$256,643
Other Americas	33,421	17	393	(3,464)	30,367
Europe	1,971	73,130	1,318	(4,145)	72,274
Asia-Pacific	1,631	343	924	(16)	2,882
Total	$291,950	$74,300	$6,571	$(10,655)	$362,166

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Six Months Ended June 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$243,344	$4,248	$2,641	$(1,479)	$248,754
Other Americas	30,617	2,846	228	(3,631)	30,060
Europe	1,645	63,914	1,201	(2,385)	64,375
Asia-Pacific	1,288	1,283	1,761	(501)	3,831
Total	$276,894	$72,291	$5,831	$(7,996)	$347,020

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

Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $5.9 million and $5.3 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its Amended and Restated 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2026, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.7 million shares, for a total of 7.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 1,980,000 shares were available for future grants as of June 30, 2026.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth a summary of stock option activity, weighted-average exercise prices and options outstanding as of June 30, 2026 (in thousands, except per share amounts and years):

	Six Months Ended June 30,
	2026		2025
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	685	$7.76	250	$5.36
Granted	—	$—	375	$9.06
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	685	$7.76	625	$7.58
Exercisable at end of period:	625	7.58	250	5.36

The Company recognized $0.1 million and $0.5 million of share-based compensation expense related to stock options during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $0.2 million and $1.0 million of share-based compensation expense related to stock options during the six months ended June 30, 2026 and 2025, respectively. As of the end of the current period, there is no remaining unrecognized share-based compensation expense related to stock options.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company issues fully-vested common stock to its non-employee directors. The awards are issued to non-employee directors during the second quarter of each fiscal year. A summary of the fully-vested common stock issued by the Company to its non-employee directors, in connection with its non-employee director compensation during the six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Six months ended June 30,
	2026	2025
Awards issued to non-employee directors	34	72
Grant date fair value of awards issued	$575	$571

Restricted Stock Unit Awards

For the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to Restricted Stock Unit ("RSU") awards of $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to RSU awards of $1.7 million and $2.1 million, respectively. No share-based compensation expense was recognized within Reorganization and other costs related to RSU awards for the three or six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to RSU awards of $0.5 million and $1.0 million respectively. As of June 30, 2026, there was $9.0 million of unrecognized compensation costs related to RSU awards, which is expected to be recognized over a remaining weighted-average period of 2.8 years. Upon vesting, RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

A summary of the vesting activity of RSU awards, with the respective fair value of the awards, is as follows:

	Six months ended June 30,
	2026	2025
Restricted stock unit awards vested	347	589
Fair value of awards vested	$4,994	$5,596

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's outstanding, non-vested RSUs is as follows:

	Six months ended June 30,
	2026		2025
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	794	$8.71	1,231	$8.41
Granted	408	$15.05	350	$9.32
Vested	(347)	$14.41	(589)	$9.51
Forfeited	(67)	$9.27	(141)	$8.55
Outstanding at end of period:	788	$11.48	851	$8.65

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's PRSU activity is as follows:

	Six months ended June 30,
	2026		2025
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	346	$9.93	125	$9.12
Granted	324	$15.28	507	$10.08
Performance condition adjustments	—	$—	(127)	$8.76
Released	(19)	$14.94	(3)	$9.84
Forfeited	(45)	$8.84	(9)	$3.68
Outstanding at end of period:	606	$12.64	493	$9.93

For the three months ended June 30, 2026 and 2025, the Company recognized aggregate share-based compensation expense related to the stock awards described above of approximately $1.0 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized aggregate share-based compensation expense related to the stock awards described above of approximately $1.5 million and $0.6 million, respectively. At June 30, 2026, there was $5.9 million of total unrecognized compensation costs related to approximately 606,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Basic earnings per share
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$7,581	$3,017	$9,969	$(169)
Denominator:
Weighted average common shares outstanding	31,831	31,439	31,725	31,268
Basic earnings per share	$0.24	$0.10	$0.31	$—

Diluted earnings per share:
Numerator:
Net income (loss) attributable to Mistras Group, Inc.	$7,581	$3,017	$9,969	$(169)
Denominator:
Weighted average common shares outstanding	31,831	31,439	31,725	31,268
Dilutive effect of stock options outstanding (1)	386	91	355	—
Dilutive effect of restricted stock units outstanding (1)	707	163	742	—
	32,924	31,693	32,822	31,268
Diluted earnings per share	$0.23	$0.10	$0.30	$—
_______________
(1) For the three months ended June 30, 2025, 375,000 shares, related to stock options and 877,000 shares, related to restricted stock units were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2026, 6,000 shares related to RSUs were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2025, 106,000 shares, related to stock options and 867,000 shares, related to restricted stock units were excluded from the calculation of diluted earnings per share due to the net loss for the period.

5.    Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025

Trade accounts receivable - billed	$135,069	$133,100
Trade accounts receivable - unbilled	29,826	25,139
Allowance for credit losses	(3,136)	(3,566)
Accounts receivable, net	$161,759	$154,673

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

6.    Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Raw materials and consumable supplies	$11,388	$9,252
Work in progress	1,518	912
Finished goods	3,827	3,838
Inventories	$16,733	$14,002

7.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	June 30, 2026	December 31, 2025

Land		$2,459	$2,470
Buildings and improvements	30-40	22,690	22,383
Office furniture and equipment	5-8	16,893	16,887
Machinery and equipment	5-7	321,330	308,457
		363,372	350,197
Accumulated depreciation and amortization		(263,131)	(257,033)
Property, plant and equipment, net		$100,241	$93,164

Depreciation expense for the three months ended June 30, 2026 and 2025 was approximately $6.2 million and $6.1 million, respectively.

Depreciation expense for the six months ended June 30, 2026 and 2025 was $12.3 million and $12.1 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2025	$184,829	$—	$—	$184,829
Foreign currency translation	(2,628)	—	—	(2,628)
Balance at June 30, 2026	$182,201	$—	$—	$182,201

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount.

The Company performed a quantitative annual impairment test as of October 1, 2025 and concluded that the fair value of each reporting unit exceeded its carrying amount. Additionally, through June 30, 2026, the Company did not identify any changes in circumstances that would indicate impairment of goodwill. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		June 30, 2026			December 31, 2025
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$108,079	$(96,637)	$11,442	$109,262	$(96,428)	$12,834
Software/Technology	3-15	66,126	(39,666)	26,460	63,158	(37,822)	25,336
Covenants not to compete	2-5	12,324	(12,324)	—	12,387	(12,387)	—
Other	2-12	10,126	(9,968)	158	10,211	(9,974)	237
Total		$196,655	$(158,595)	$38,060	$195,018	$(156,611)	$38,407

Amortization expense for the three months ended June 30, 2026 and 2025 was approximately $2.0 million and $1.6 million, respectively.

Amortization expense for the six months ended June 30, 2026 and 2025 was $4.0 million and $3.4 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025

Accrued salaries, wages and related employee benefits	$30,732	$30,391
Accrued workers’ compensation and health benefits	973	2,471
Deferred revenue	11,650	9,099
Pension accrual	2,083	2,081
Right-of-use liability - Operating	10,267	10,882
Other accrued expenses	28,751	33,102
Total	$84,456	$88,026

11.    Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025

Senior credit facility	$79,950	$79,250
Senior secured term loan, net of unamortized debt issuance costs of $0.1 million and $0.2 million, respectively	90,513	96,711
Other	1,630	2,031
Total debt	172,093	177,992
Less: Current portion	(12,829)	(12,849)
Long-term debt, net of current portion	$159,264	$165,143

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Senior Credit Facility
On August 1, 2022, the Company entered into a credit agreement (the “Credit Agreement”), which provides the Company with a $190 million 5-year committed revolving credit facility and a $125 million term loan with a balance of $90.5 million as of June 30, 2026. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. As of June 30, 2026, both the revolving line of credit and the term loan under the Credit Agreement had a maturity date of July 30, 2027, which was subsequently extended to July 28, 2028.

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

As of June 30, 2026, the Company had borrowings of $170.5 million and a total of $3.8 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.4 million as of June 30, 2026, which are included in Other assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through its maturity date.

As of June 30, 2026, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement.

Refer to Note 15 - Subsequent Events for details regarding the Amendment to the Credit Agreement.

Other debt

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At June 30, 2026, there was an aggregate of approximately $1.6 million outstanding, payable at various times through 2030.

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

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of June 30, 2026 is approximately $2.1 million, which was incurred in 2018 and 2019.

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

For the three months ended June 30, 2026

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$156,629	$38,010	$3,918	$198,557	$(5,425)	$193,132
Selling, general & administrative expenses	23,229	8,151	890	32,270	6,452	38,722
Other Expenses	115,647	26,840	2,352	144,839	(3,375)	141,464
Income (loss) from operations	$17,753	$3,019	$676	$21,448	$(8,502)	$12,946

For the three months ended June 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$147,992	$39,077	$2,740	$189,809	$(4,404)	$185,405
Selling, general & administrative expenses	20,944	7,860	782	29,586	10,207	39,793
Other Expenses	110,290	27,213	1,622	139,125	(1,941)	137,184
Income (loss) from operations	$16,758	$4,004	$336	$21,098	$(12,670)	$8,428

For the six months ended June 30, 2026

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$291,950	$74,300	$6,571	$372,821	$(10,655)	$362,166
Selling, general & administrative expenses	44,737	16,201	1,792	62,730	12,978	75,708
Other Expenses	219,040	53,604	4,115	276,759	(7,929)	268,830
Income (loss) from operations	$28,173	$4,495	$664	$33,332	$(15,704)	$17,628

For the six months ended June 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$276,894	$72,291	$5,831	$355,016	$(7,996)	$347,020
Selling, general & administrative expenses	41,683	15,066	1,620	58,369	17,076	75,445
Other Expenses	211,938	52,140	3,548	267,626	(3,467)	264,159
Income (loss) from operations	$23,273	$5,085	$663	$29,021	$(21,605)	$7,416

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income can be seen on the Unaudited Condensed Consolidated Statement of Income. Products and Systems segment revenue was comprised of approximately $0.6 million and $0.5 million of sales to the International segment, which were eliminated upon consolidation, for the three months ended June 30, 2026 and 2025, respectively. Products and Systems segment revenue was comprised of approximately $1.1 million and $1.5 million of sales to the International segment, which were eliminated upon consolidation, for the six months ended June 30, 2026 and 2025, respectively. Intersegment revenue related to sales between other segments was immaterial for each of the three and six month periods ended June 30, 2026 and 2025.

Selected consolidated financial information by segment for the periods shown was as follows (with intercompany transactions eliminated in Corporate and eliminations):

	June 30, 2026	December 31, 2025
Intangible assets, net
North America	$26,704	$28,245
International	1,079	1,110
Products and Systems	795	733
Corporate and eliminations	9,482	8,319
Total	$38,060	$38,407

	June 30, 2026	December 31, 2025
Total assets
North America	$434,680	$426,146
International	109,659	150,741
Products and Systems	12,104	12,072
Corporate and eliminations	27,679	(10,178)
Total	$584,122	$578,781

	June 30, 2026	December 31, 2025
Long-lived assets
North America	$282,572	$278,419
International	27,059	27,900
Products and Systems	948	850
Corporate and eliminations	9,924	9,231
Total	$320,503	$316,400

Refer to Note 2 - Revenue, for revenue by geographic area for the three and six months ended June 30, 2026 and 2025.

15.    Subsequent Events

On August 5, 2026, the Company entered into an amendment (the "Amendment") to its Credit Agreement dated August 1, 2022, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment extended the maturity date of the Company’s $190.0 million revolving credit facility and approximately $90.6 million term loan under the Credit Agreement from July 30, 2027 to July 28, 2028.

In connection with the Amendment, the Company incurred an extension fee equal to a total of 0.15% of the aggregate committed amount of the revolving credit facility and term loan held by participating lenders. There were no other changes to the material terms of the Credit Agreement, including the applicable interest rate provisions and financial covenants, which remained substantially unchanged. Refer to Note 11 - Long-Term Debt for more details regarding the terms of the Credit Agreement.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and six months ended June 30, 2026 and 2025. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our 2025 Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other factors known and unknown. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements, including any impacts from the imposition of tariffs or other trade restrictions, changes to the
U.S. trade policy and impacts and uncertainty arising from geopolitical instability and conflicts (including those related to the wars in the Middle East and Ukraine) include, without limitation, those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2025 Annual Report as well as those discussed in this Quarterly Report and in our other filings with the SEC. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

The Company enhances value for its clients by integrating asset protection throughout supply chains and centralizing integrity data through a suite of Industrial Internet of Things ("IoT")-connected digital software and monitoring solutions, including OneSuite™, which serves as an ecosystem platform, pulling together all of the Company’s software and data services capabilities.

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

Given the role our solutions play in enhancing the safe and efficient operation of infrastructure, we have historically provided a majority of our solutions to our customers on a regular, recurring basis. We perform these services largely at our customers’ facilities, while primarily servicing our aerospace customers at our network of state-of-the-art, in-house laboratories. These solutions typically include NDT and inspection services, and can also include a wide range of mechanical services, including heat tracing, pre-inspection insulation stripping, coating applications, re-insulation, engineering assessments and long-term condition-monitoring. Under this business model, many customers outsource their inspection to us on a “run and maintain” basis. We have established long-term relationships as a critical solutions provider to many of the leading companies with asset-intensive infrastructure in our target markets. These markets include companies in oil and gas, aerospace and defense, industrials, power generation and transmission (including alternative and renewable energy), infrastructure, research and engineering, petrochemical, and other process industries.

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

We believe long-term growth can be realized in our target markets. Our level of business and financial results are impacted by world-wide macro- and micro-economic conditions generally, as well as those within our target markets. Among other things, we expect the timing of our oil and gas customers' inspection spending to be impacted by fluctuations in oil prices and broader market conditions, including potential geopolitical disruptions and uncertainty arising from conflicts in the Middle East.

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

Recent Developments

Our cash position and liquidity remains strong. As of June 30, 2026, our cash and cash equivalents balance was approximately $22.0 million, and we had available borrowing capacity of up to $106.3 million under the revolving credit facility under our Credit Agreement.

On August 5, 2026, the Company entered into an amendment (the "Amendment") to its Credit Agreement dated August 1, 2022, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment extended the maturity date of the Company’s $190.0 million revolving credit facility and approximately $90.6 million term loan under the

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Credit Agreement from July 30, 2027 to July 28, 2028. In connection with the Amendment, the Company incurred an extension fee equal to a total of 0.15% of the aggregate committed amount of the revolving credit facility and term loan held by participating lenders. There were no other changes to the material terms of the Credit Agreement, including the applicable interest rate provisions and financial covenants, which remained substantially unchanged. Refer to Note 11 - Long-Term Debt for more details regarding the terms of the Credit Agreement.

The global trade landscape continues to be highly volatile. During 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries, many of which prompted reciprocal tariffs and other trade measures affecting U.S. exports. The ongoing tariff environment remains complex and continues to evolve as legal proceedings and trade negotiations progress. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA"), which the U.S. government relied upon to impose certain tariffs, does not authorize the imposition of tariffs. Following that decision, the U.S. Court of International Trade directed the U.S. Customs and Border Protection ("CBP") to begin processing refunds of previously collected IEEPA tariffs, and during the second quarter of 2026, CBP commenced accepting and processing refund claims. In response to the U.S. Supreme Court's ruling, the U.S. administration implemented replacement tariffs under alternative statutory authorities, including Section 122 of the Trade Act of 1974, while also pursuing additional tariff actions under other existing trade authorities. Certain of these replacement tariffs have also been challenged in court, and the related litigation remains ongoing. On July 24, 2026, the U.S. administration announced the implementation of additional tariffs ranging from 10% to 12.5% on imports from numerous trading partners under Section 301 of the Trade Act of 1974. Accordingly, the ultimate scope, duration and financial impact of U.S. trade measures remain uncertain. Ongoing changes to trade policies and related uncertainty may affect global economic conditions, supply chains and costs, and may reduce trade between the U.S. and impacted countries. Tariffs and trade barriers have not had a material effect on our business or results of operations during 2026 to date. However, new tariffs or other trade measures could result in increased costs for us or our suppliers and could impact the import of materials by our customers, including materials subject to our inspection and testing services, which could adversely affect demand for our services.

Geopolitical tensions in the Middle East, including the conflict involving the U.S. and Iran, have contributed to increased volatility in global energy markets and broader macroeconomic uncertainty. The conflict has increased uncertainty surrounding global energy supplies, international shipping routes and supply chains, contributing to fluctuations in oil and natural gas prices and increased costs for certain materials and transportation. Fluctuations in crude oil and natural gas prices may influence capital spending and maintenance activity by customers in the oil and gas sector, which could affect demand for certain of our services, particularly field inspection and asset integrity solutions. Additionally, continued instability in the Middle East could contribute to supply chain disruptions, changes in foreign currency exchange rates, and delays in customer projects. While we have not experienced material impacts to date, the situation remains dynamic, and we continue to monitor developments and assess potential impacts on our operations, financial condition, and results of operations.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with GAAP. In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income from operations before special items” is used for each of our three operating segments, “Corporate and Eliminations” and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income from Operations" (a) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs and (b) environmental expense, which relates to costs associated with the environmental matter at the Phoenix lab operated by Mistras Arizona, as described in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. Our management uses this non-GAAP measure as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income from operations before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income from operations before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance measure and should not be considered an alternative to net income or any other measures derived in accordance with GAAP. Because Income from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Results of Operations

Condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$193,132	$185,405	$362,166	$347,020
Gross profit	56,445	53,945	101,177	94,837
Gross profit as a % of Revenue	29.2%	29.1%	27.9%	27.3%
Income from operations	12,946	8,428	17,628	7,416
Income from operations as a % of Revenue	6.7%	4.5%	4.9%	2.1%
Income (loss) before provision (benefit) for income taxes	9,821	4,189	12,556	(147)
Net income (loss)	7,552	3,126	9,909	(42)
Net income (loss) attributable to Mistras Group, Inc.	$7,581	$3,017	$9,969	$(169)

Revenue

Revenue was $193.1 million for the three months ended June 30, 2026, an increase of $7.7 million, or 4.2%, compared with the three months ended June 30, 2025.

Revenue by segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
North America	$156,629	$147,992	$291,950	$276,894
International	38,010	39,077	74,300	72,291
Products and Systems	3,918	2,740	6,571	5,831
Corporate and eliminations	(5,425)	(4,404)	(10,655)	(7,996)
Total	$193,132	$185,405	$362,166	$347,020

Three Months

In the three months ended June 30, 2026, total revenue increased 4.2% versus the prior year comparable period due predominantly to a low-single-digit organic increase driven by increases in the aerospace and defense, power generation and transmission, infrastructure, research, and engineering, and petrochemical end markets. North America segment revenue increased 5.8%, driven predominantly by the aerospace and defense, power generation and transmission, infrastructure, research, and engineering, and process industries end markets as a result of strong market demand. International segment revenue decreased 2.7%, due predominantly to a mid-single-digit organic decrease driven by lower market demand. The decrease was partially offset by a low-single-digit favorable impact of foreign exchange rates. Products and Systems segment revenue increased by 43.0%, due to increased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 49% and 55% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Aerospace and defense customer revenue comprised approximately 14% and 13% of total revenue for the three months ended June 30, 2026 and 2025, respectively. The Company’s top ten customers comprised approximately 35% of total revenue for both the three months ended June 30, 2026 and 2025, with no customer accounting for 10% or more of total revenue in either three-month period.

Six Months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

In the six months ended June 30, 2026, total revenue increased 4.4% versus the prior year comparable period due predominantly to a low single-digit organic increase and a low-single-digit favorable impact of foreign exchange rates. North America segment revenue increased 5.4% versus the prior year comparable period, driven by the aerospace and defense, power generation and transmission, infrastructure, research, and engineering end markets. International segment revenue increased 2.8% versus the prior year comparable period, due to a mid-single-digit favorable impact of foreign exchange rates, partially offset by a low-single-digit organic decrease. Products and Systems segment revenue increased by 12.7%, due to increased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 50% and 57% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Aerospace and defense customer revenue comprised approximately 15% and 13% of total revenue for the six months ended June 30, 2026 and 2025, respectively. The Company’s top ten customers comprised approximately 35% and 37% of total revenue for the six months ended June 30, 2026 and 2025, respectively, with no customer accounting for 10% or more of total revenue in either six-month period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by type
Integrated Field Solutions	$164,186	$158,386	$304,047	$297,501
In-Laboratory Services	28,946	27,019	58,119	49,519
Total	$193,132	$185,405	$362,166	$347,020

In presenting the allocation of revenue by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Integrated Field Solutions revenue is comprised of revenue derived from on-site asset inspection, maintenance, and related technical services performed by our technicians at customer locations, as well as data-driven solutions, including software, analytics, and implementation services that provide insights and recommendations to enhance asset integrity and performance. Integrated Field Solutions revenue increased by $5.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 and increased by $6.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to increases in sales volume in our power generation and transmission and infrastructure, research and engineering end markets as a result of strong market demand, partially offset by decreases in sales volume in our oil and gas end market within our North America and International segments.

In-Laboratory Services revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. In-Laboratory Services revenue increased by $1.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, and increased by $8.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to increased sales volumes in our aerospace and defense end market in our North America segment.

Gross Profit

Gross profit increased by $2.5 million, or 4.6%, in the three months ended June 30, 2026 versus the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies.

Gross profit by segment for the three and six months ended June 30, 2026 and 2025 was as follows:

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross profit
North America	$43,030	$40,384	$76,566	$70,549
% of segment revenue	27.5%	27.3%	26.2%	25.5%
International	11,796	12,270	21,891	21,358
% of segment revenue	31.0%	31.4%	29.5%	29.5%
Products and Systems	1,835	1,337	2,902	2,960
% of segment revenue	46.8%	48.8%	44.2%	50.8%
Corporate and eliminations	(216)	(46)	(182)	(30)
	$56,445	$53,945	$101,177	$94,837
% of total revenue	29.2%	29.1%	27.9%	27.3%

Three Months

Gross profit margin was 29.2% and 29.1% for the three-month periods ended June 30, 2026 and 2025, respectively. Gross profit margin for the North America segment increased by 0.2% for the three months ended June 30, 2026 as compared to the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies. International segment realized a 0.4% decline in gross profit margin to 31.0% for the three months ended June 30, 2026 as compared to the prior year comparable period primarily due to a less favorable sales mix in the current year period. Products and Systems segment gross margin had a decrease of 2.0% to 46.8% for the three months ended June 30, 2026 primarily due to a less favorable sales mix as compared to the prior period.

Six Months

Gross profit margin was 27.9% and 27.3% for the six-month periods ended June 30, 2026 and 2025, respectively. Gross profit margin for the North America segment increased 0.7% increase to 26.2% for the six months ended June 30, 2026 as compared to the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies. International segment profit margin remained flat period over period. Products and Systems segment gross margin had a decline of 6.6% to 44.2% for the six months ended June 30, 2026 primarily due to a less favorable sales mix as compared to the prior period.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Expenses
Selling, general and administrative expenses	$38,722	$39,793	$75,708	$75,445
Reorganization and other costs	1,527	2,951	2,002	6,038
Environmental expense	460	518	329	1,058
Research and engineering	243	269	464	568
Depreciation and amortization	2,547	1,986	5,046	4,312
	$43,499	$45,517	$83,549	$87,421

Three Months

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating expenses decreased $2.0 million, or 4.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Selling, general and administrative expenses decreased $1.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to ongoing cost management activities. Reorganization and other costs decreased by $1.4 million to $1.5 million as compared to the prior year comparable period due to lower restructuring activity, including workforce reductions and laboratory rationalization initiatives in the three months ended June 30, 2025, which did not recur at similar levels during the current year period. Environmental expense decreased by $0.1 million as compared to the prior year comparable period due to lower expenses related to the ongoing remediation efforts related to the Mistras Arizona claim discussed in Note 13 - Commitments and Contingencies. Research and engineering expenses remained flat period over period. Depreciation and amortization increased by $0.6 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Six Months

Operating expenses decreased $3.9 million, or 4.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Selling, general and administrative expenses increased $0.3 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to strategic investments in our operations to support commercial execution and promote growth in our strategic markets, while maintaining discipline in overhead cost. Reorganization and other costs decreased by $4.0 million to $2.0 million as compared to the prior year comparable period due to lower restructuring activity, including workforce reductions and laboratory rationalization initiatives in the six months ended June 30, 2025, which did not recur at similar levels during the current year period. Environmental expense decreased by $0.7 million as compared to the prior year comparable period due to lower expenses related to the ongoing remediation efforts related to the Mistras Arizona claim discussed in Note 13 - Commitments and Contingencies. Research and engineering expenses decreased by $0.1 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Depreciation and amortization increased by $0.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (Loss) from Operations

The following table shows a reconciliation of the income from operations to income from operations before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North America:
Income from operations (GAAP)	$17,753	$16,758	$28,173	$23,273
Reorganization and other costs	510	1,113	584	2,471
Income from operations before special items (non-GAAP)	$18,263	$17,871	$28,757	$25,744
International:
Income from operations (GAAP)	$3,019	$4,004	$4,495	$5,085
Reorganization and other costs	274	92	495	270
Income from operations before special items (non-GAAP)	$3,293	$4,096	$4,990	$5,355
Products and Systems:
Income from operations (GAAP)	$676	$336	$664	$663
Reorganization and other costs	63	—	63	151
Income from operations before special items (non-GAAP)	$739	$336	$727	$814
Corporate and Eliminations:
Loss from operations (GAAP)	$(8,502)	$(12,670)	$(15,704)	$(21,605)
Environmental expense	460	518	329	1,058
Reorganization and other costs	680	1,746	860	3,146
Loss from operations before special items (non-GAAP)	$(7,362)	$(10,406)	$(14,515)	$(17,401)
Total Company:
Income from operations (GAAP)	$12,946	$8,428	$17,628	$7,416
Environmental expense	460	518	329	1,058
Reorganization and other costs	1,527	2,951	2,002	6,038
Income from operations before special items (non-GAAP)	$14,933	$11,897	$19,959	$14,512

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended June 30, 2026, income from operations (GAAP) increased $4.5 million, or 53.6%, compared to the three months ended June 30, 2025, while income from operations before special items (non-GAAP) increased by $3.0 million, or 25.5%. As a percentage of revenue, income from operations before special items increased by 130 basis points to 7.7% in the three months ended June 30, 2026 compared to 6.4% in the three months ended June 30, 2025.

Six Months

For the six months ended June 30, 2026, income from operations (GAAP) increased $10.2 million, or 137.7%, compared to the six months ended June 30, 2025, while income from operations before special items (non-GAAP) increased by $5.4 million, or 37.5%. As a percentage of revenue, income from operations before special items increased by 130 basis points to 5.5% in the six months ended June 30, 2026 compared to 4.2% in the six months ended June 30, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was approximately $4.1 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. This decrease of $0.1 million in interest expense was a result of lower interest rates during the three months ended June 30, 2026 in comparison to the prior year comparable period. Interest expense was approximately $7.0 million and $7.6 million for the six months ended June 30, 2026 and 2025, respectively. This decrease of $0.5 million in interest expense was a result of lower interest rates and lower average borrowings outstanding during the six months ended June 30, 2026 in comparison to the prior year comparable period.

Income Taxes

Our effective income tax rate was approximately 23.1% and 25.4% for the three months ended June 30, 2026 and 2025, respectively. Our effective income tax rate was approximately 21.1% and 71.4% for the six months ended June 30, 2026 and 2025, respectively.

The effective income tax rate for the three months ended June 30, 2026, was higher than the statutory rate primarily due to limitations on the deductibility of certain compensation expenses. The effective income tax rate for the three months ended June 30, 2025 was higher than the statutory rate primarily due to the impact of an unfavorable discrete item related to stock compensation.

The effective income tax rate for the six months ended June 30, 2026, was higher than the statutory rate primarily due to limitations on the deductibility of certain compensation expenses. The effective income tax rate for the six months ended June 30, 2025, was higher than the statutory rate primarily due to the reversal of valuation allowances.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and are effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three and six months ended June 30, 2026.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$17,718	$(3,619)
Investing activities	(11,862)	(11,416)
Financing activities	(11,236)	14,910
Effect of exchange rate changes on cash	(640)	1,765
Net change in cash and cash equivalents	$(6,020)	$1,640

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Cash Flows from Operating Activities

During the six months ended June 30, 2026, cash provided by operating activities was $17.7 million, representing a year-over-year increase of $21.3 million, or 590%. This increase was primarily attributable to an increase in net income and movements in working capital, primarily due to higher collections of accounts receivable as compared to the prior year comparable period.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was $11.9 million, representing a $0.4 million increase compared to the prior year comparable period. The increase is primarily attributable to increased expenditures for property, plant, and equipment and intangible assets, partially offset by an increase in proceeds from sale of equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.2 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $14.9 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, net payments of debt were approximately $9.5 million compared to net borrowings of debt of $16.4 million in the prior year comparable period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $0.6 million in the six months ended June 30, 2026, compared to an increase of $1.8 million for the six months ended June 30, 2025.

Cash Balance and Credit Facility Borrowings

As of June 30, 2026, we had cash and cash equivalents totaling $22.0 million and $106.3 million of unused commitments under our Credit Agreement with borrowings of $170.5 million and $3.8 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of June 30, 2026, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

The terms of our Credit Agreement are described in Note 11 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility". The terms related to the subsequent amendment to the Credit Agreement are described in Note 15 - Subsequent Events.

Contractual Obligations

Except for the subsequent amendment to the Credit Agreement described in Note 15 - Subsequent Events, there have been no significant changes in our contractual obligations and outstanding indebtedness from those disclosed in our 2025 Annual Report.

Off-balance Sheet Arrangements

We did not have, and do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 30, 2026	—	$—
May 31, 2026	1,745	$17.26
June 30, 2026	—	$—

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

On August 5, 2026, the Company entered into an amendment to its Credit Agreement, dated August 1, 2022, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The amendment extended the maturity date of the Company's $190.0 million revolving credit facility and approximately $90.6 million outstanding term loan from July 30, 2027 to July 28, 2028. In connection with the amendment, the Company incurred an extension fee equal to 0.15% of the aggregate committed amount of the revolving credit facility and term loan held by participating lenders. There were no other changes to the material terms of the Credit Agreement, including the applicable interest rate provisions and financial covenants, which remained substantially unchanged. Additional information regarding the amendment is included in Note 15 – Subsequent Events to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.    Exhibits

Exhibit No.	Description
10.1	Amended Credit Agreement, dated August 5, 2026

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISTRAS GROUP, INC.

By:	/s/ Edward J. Prajzner
Edward J. Prajzner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized officer)

Date: August 10, 2026