Form 10-Q
period 2026-09-30
Mistras Group, Inc.
filed 2026-11-02
CIK 1436126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
☐ Yes  ☒ No

As of October 30, 2026, the registrant had 31,867,074 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$18,987	$28,008
Accounts receivable, net	169,948	154,673
Inventories	16,855	14,002
Prepaid expenses and other current assets	20,351	19,509
Total current assets	226,141	216,192
Property, plant and equipment, net	106,898	93,164
Intangible assets, net	38,386	38,407
Goodwill	182,282	184,829
Deferred income taxes	4,717	5,377
Other assets	39,039	40,812
Total assets	$597,463	$578,781
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$18,466	$14,943
Accrued expenses and other current liabilities	89,031	88,026
Current portion of long-term debt	12,803	12,849
Current portion of finance lease obligations	8,829	7,025
Income taxes payable	577	1,465
Total current liabilities	129,706	124,308
Long-term debt, net of current portion	160,961	165,143
Obligations under finance leases, net of current portion	21,718	17,340
Deferred income taxes	2,965	1,264
Other long-term liabilities	33,710	35,081
Total liabilities	349,060	343,136
Commitments and contingencies (Note 13)
Equity
Preferred stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,863,024 and 31,567,434 shares issued and outstanding	704	499
Additional paid-in capital	260,463	256,863
Accumulated earnings	23,771	6,853
Accumulated other comprehensive loss	(36,710)	(29,111)
Total Mistras Group, Inc. stockholders’ equity	248,228	235,104
Non-controlling interests	175	541
Total equity	248,403	235,645
Total liabilities and equity	$597,463	$578,781

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$204,621	$195,549	$566,787	$542,569
Cost of revenue	136,321	131,826	386,103	372,851
Depreciation	6,263	5,530	17,470	16,688
Gross profit	62,037	58,193	163,214	153,030
Selling, general and administrative expenses	38,493	33,478	114,201	108,923
Reorganization and other costs	1,455	1,764	3,457	7,802
Transaction-related expense	4,304	—	4,304	—
Environmental expense, net	(110)	199	219	1,257
Research and engineering	247	210	711	778
Depreciation and amortization	2,599	2,161	7,645	6,473
Income from operations	15,049	20,381	32,677	27,797
Other (income) expense, net	522	—	(1,423)	—
Interest expense	3,446	3,381	10,463	10,944
Income before provision for income taxes	11,081	17,000	23,637	16,853
Provision for income taxes	4,172	3,797	6,819	3,692
Net income	6,909	13,203	16,818	13,161
Less: net (loss) income attributable to noncontrolling interests, net of taxes	(40)	95	(100)	222
Net income attributable to Mistras Group, Inc.	$6,949	$13,108	$16,918	$12,939

Net income per common share:
Basic	$0.22	$0.42	$0.53	$0.41
Diluted	$0.21	$0.41	$0.51	$0.41
Weighted-average common shares outstanding:
Basic	31,853	31,543	31,768	31,361
Diluted	33,039	31,880	32,919	31,920

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income	$6,909	$13,203	$16,818	$13,161
Other comprehensive income:
Foreign currency translation adjustments	$(321)	$(2,985)	$(7,724)	$11,227
Comprehensive income	6,588	10,218	9,094	24,388
Less: net (loss) income attributable to noncontrolling interests	(40)	95	(100)	222
Less: Foreign currency translation adjustments attributable to noncontrolling interests	2	—	(125)	(127)
Comprehensive income attributable to Mistras Group, Inc.	$6,626	$10,123	$9,319	$24,293

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Equity
(in thousands)

	Three months ended
	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at June 30, 2026	31,854	$690	$258,838	$16,822	$(36,387)	$239,963	$213	$240,176
Net income (loss)	—	—	—	6,949	—	6,949	(40)	6,909
Other comprehensive income (loss), net of tax	—	—	—	—	(323)	(323)	2	(321)
Share-based payments	—	—	1,724	—	—	1,724	—	1,724
Net settlement of restricted stock units	9	14	(99)	—	—	(85)	—	(85)
Balance at September 30, 2026	31,863	$704	$260,463	$23,771	$(36,710)	$248,228	$175	$248,403

Balance at June 30, 2025	31,538	$465	$253,879	$(10,153)	$(28,343)	$215,848	$327	$216,175
Net income	—	—	—	13,108	—	13,108	95	13,203
Other comprehensive income (loss), net of tax	—	—	—	—	(2,985)	(2,985)	—	(2,985)
Share-based payments	—	—	1,465	—	—	1,465	—	1,465
Net settlement of restricted stock units	10	15	(47)	—	—	(32)	—	(32)
Balance at September 30, 2025	31,548	$480	$255,297	$2,955	$(31,328)	$227,404	$422	$227,826

	Nine months ended
	Common stock		Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive loss	Total Mistras Group, Inc. stockholders’ equity	Non-controlling interests
	Shares	Amount						Total equity

Balance at December 31, 2025	31,567	$499	$256,863	$6,853	$(29,111)	$235,104	$541	$235,645
Net income (loss)	—	—	—	16,918	—	16,918	(100)	16,818
Other comprehensive income (loss), net of tax	—	—	—	—	(7,599)	(7,599)	(125)	(7,724)
Share-based payments	—	—	5,527	—	—	5,527	—	5,527
Distribution to non-controlling interests	—	—	—	—	—	—	(141)	(141)
Net settlement of restricted stock units	296	205	(1,927)	—	—	(1,722)	—	(1,722)
Balance at September 30, 2026	31,863	$704	$260,463	$23,771	$(36,710)	$248,228	$175	$248,403

Balance at December 31, 2024	31,010	$402	$250,832	$(9,984)	$(42,682)	$198,568	$327	$198,895
Net income (loss)	—	—	—	12,939	—	12,939	222	13,161
Other comprehensive income (loss), net of tax	—	—	—	—	11,354	11,354	(127)	11,227
Share-based payments	—	—	6,067	—	—	6,067	—	6,067
Net settlement of restricted stock units	538	78	(1,602)	—	—	(1,524)	—	(1,524)
Balance at September 30, 2025	31,548	$480	$255,297	$2,955	$(31,328)	$227,404	$422	$227,826

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Mistras Group, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities
Net income	$16,818	$13,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,115	23,161
Deferred income taxes	2,404	2,287
Share-based compensation expense	5,527	6,067
Bad debt provision for troubled customers, net of recoveries	(324)	901
Foreign currency (gain) loss	(1,423)	2,420
Other	(2,185)	(1,226)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions
Accounts receivable	(16,399)	(44,230)
Inventories	(2,841)	(5)
Prepaid expenses and other assets	(653)	(7,158)
Accounts payable	2,185	6,679
Accrued expenses and other liabilities	2,097	171
Income taxes payable	(885)	(1,385)
Net cash provided by operating activities	29,436	843
Cash flows from investing activities
Purchase of property, plant and equipment	(21,762)	(18,534)
Purchase of intangible assets	(5,753)	(3,166)
Proceeds from sale of equipment	2,544	2,736
Net cash used in investing activities	(24,971)	(18,964)
Cash flows from financing activities
Repayment of finance lease obligations	(5,888)	(4,419)
Repayment of long-term debt	(9,838)	(8,441)
Proceeds from revolver	58,850	74,000
Repayment of revolver	(53,100)	(33,400)
Payment of debt issuance costs	(449)	—
Distribution to non-controlling interests	(141)	—
Taxes paid related to net share settlement of share-based awards	(1,722)	(1,524)
Net cash (used in) provided by financing activities	(12,288)	26,216
Effect of exchange rate changes on cash and cash equivalents	(1,198)	1,393
Net change in cash and cash equivalents	(9,021)	9,488
Cash and cash equivalents at beginning of period	28,008	18,317
Cash and cash equivalents at end of period	$18,987	$27,805
Supplemental disclosure of cash paid
Interest, net	$8,516	$10,070
Income taxes, net of refunds	$3,625	$6,874
Noncash investing and financing
Equipment acquired through finance lease obligations	$12,375	$4,393
Capital expenditures included in accounts payable and accrued liabilities	$1,446	$985
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

Recent Developments

On September 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Athena Purchaser, LLC, a Delaware limited liability company (“Parent”), and Athena Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Acquisition Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are controlled by funds affiliated with H.I.G. Capital (“H.I.G.”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than (i) shares held by the Company as treasury stock or held directly by Parent or Acquisition Sub, which will be automatically cancelled for no consideration, and (ii) shares held by stockholders who have properly exercised and not withdrawn their appraisal rights under Section 262 of the General Corporation Law of the State of Delaware) will be automatically converted into the right to receive $20.35 in cash, without interest.

The Merger is expected to close in late 2026 or early 2027, subject to, among other things, approval of the Merger by the Company’s stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Improvements Act of 1976, as amended (the “HSR Act”), the receipt of certain required regulatory approvals, and the satisfaction or waiver of certain other customary closing conditions. Effective October 22, 2026, the Federal Trade Commission granted early termination of the HSR Act waiting period. If the Merger is completed, the Company’s common stock will be delisted from the New York Stock Exchange (the "NYSE") and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On August 5, 2026, the Company entered into an amendment (the “Amendment”) to its credit agreement dated August 1, 2022 (as amended, the "Credit Agreement") with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment extended the maturity date of the revolving credit facility and term loan under the Credit Agreement from July 30, 2027 to July 28, 2028. The terms related to the Amendment are described in Note 11 - Long-Term Debt.

The global trade landscape continues to be highly volatile. During 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries, many of which prompted reciprocal tariffs and other trade measures affecting U.S. exports. The ongoing tariff environment remains complex and continues to evolve as legal proceedings and trade negotiations progress. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA"), which the U.S. government relied upon to impose certain tariffs, does not authorize the imposition of tariffs. Following that decision, the U.S. Court of International Trade directed the U.S. Customs and Border Protection ("CBP") to begin processing refunds of previously collected IEEPA tariffs, and CBP has since processed refund claims in phases, most recently commencing in October 2026 the processing of refunds for certain finally liquidated entries. In October 2026, the U.S. Court of International Trade also certified a class of importers seeking IEEPA tariff refunds and the U.S. government’s appeals in the refund litigation remain pending. In response to the U.S. Supreme Court's ruling, the U.S. administration implemented replacement tariffs under alternative statutory authorities, including a temporary tariff under Section 122 of the Trade Act of 1974, which expired on July 24, 2026 at the end of its 150-day statutory period. The U.S. Court of International Trade ruled against the Section 122 tariffs, but that ruling has been stayed pending appeal, and the related litigation remains ongoing. Effective July 24, 2026, the U.S. administration implemented additional tariffs ranging from 10% to 12.5% on imports from numerous trading partners under Section 301 of the Trade Act of 1974, which are also subject to legal challenge. Accordingly, the ultimate scope, duration and financial impact of U.S. trade measures remain uncertain. Ongoing changes to trade policies and related uncertainty may affect global economic conditions, supply chains and costs, and may reduce trade between the U.S. and impacted countries. Tariffs and trade barriers have not had a material effect on our business or results of operations during 2026 to date. However, new tariffs or other trade measures could result in increased costs for us or our suppliers and could impact the import of materials by our customers, including materials subject to our inspection and testing services, which could adversely affect demand for our services.

Geopolitical tensions in the Middle East, including the conflict involving the U.S. and Iran that began in February 2026, have contributed to increased volatility in global energy markets and broader macroeconomic uncertainty. The conflict has disrupted shipping through the Strait of Hormuz and increased uncertainty surrounding global energy supplies, international shipping routes and supply chains, contributing to fluctuations in oil and natural gas prices and increased costs for certain materials and transportation. Efforts to resolve the conflict have not been successful to date, and renewed escalation remains possible. Fluctuations in crude oil and natural gas prices may influence capital spending and maintenance activity by customers in the oil and gas sector, which could affect demand for certain of our services, particularly field inspection and asset integrity solutions. Additionally, continued instability in the Middle East could contribute to supply chain disruptions, changes in foreign currency exchange rates, and delays in customer projects. While we have not experienced material impacts to date, the situation remains dynamic, and we continue to monitor developments and assess potential impacts on our operations, financial condition, and results of operations.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements contained in this report have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and Securities and Exchange Commission ("SEC") guidance allowing for reduced disclosure for interim periods. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods of the year ended December 31, 2025 and year ending December 31, 2026.

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

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Mistras Group, Inc. as well as its wholly-owned subsidiaries, majority-owned subsidiaries and consolidated variable interest entities (VIE). For consolidated subsidiaries in which the Company’s ownership interest is less than 100%, the non-controlling interests are reported in stockholders’ equity in the accompanying Unaudited Condensed Consolidated Balance Sheets. The non-controlling interests in net results, net of tax, are classified separately in the accompanying Unaudited Condensed Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2026, management concluded that it is more likely than not that a substantial portion of the Company's deferred tax assets will be realized.

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

The Company’s effective income tax rate was approximately 37.7% and 22.3% for the three months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate was approximately 28.8% and 21.9% for the nine months ended September 30, 2026 and 2025, respectively.

The effective income tax rate for the three months ended September 30, 2026, was higher than the statutory rate primarily due to non-deductible transaction costs. The effective income tax rate for the three months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses.

The effective income tax rate for the nine months ended September 30, 2026, was higher than the statutory rate primarily due to non-deductible transactions costs. The effective income tax rate for the nine months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and were effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2026.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (ASU 2025-11). This standard clarifies disclosure requirements and applicability for interim financial statements. This new guidance is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be adopted using the prospective or retrospective methods. We are currently evaluating the impact this standard will have on our disclosures.

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

Revenue by Category

The following series of tables present the Company's disaggregated revenue:

Revenue by industry was as follows:

Three Months Ended September 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$89,801	$9,489	$116	$—	$99,406
Aerospace & Defense	20,039	8,308	204	—	28,551
Industrials	16,114	8,288	292	—	24,694
Power Generation & Transmission	13,491	1,964	432	—	15,887
Other Process Industries	6,196	3,982	22	—	10,200
Infrastructure, Research & Engineering	12,065	4,060	1,832	—	17,957
Petrochemical	2,043	414	—	—	2,457
Other	6,613	3,489	1,386	(6,019)	5,469
Total	$166,362	$39,994	$4,284	$(6,019)	$204,621

Three Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$97,484	$8,125	$60	$—	$105,669
Aerospace & Defense	17,675	6,395	137	—	24,207
Industrials	15,469	6,773	360	—	22,602
Power Generation & Transmission	10,074	3,714	696	—	14,484
Other Process Industries	4,722	4,014	38	—	8,774
Infrastructure, Research & Engineering	5,285	3,610	1,674	—	10,569
Petrochemical	3,694	15	—	—	3,709
Other	6,206	2,875	1,071	(4,617)	5,535
Total	$160,609	$35,521	$4,036	$(4,617)	$195,549

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$252,729	$26,202	$305	$—	$279,236
Aerospace & Defense	59,138	23,814	406	—	83,358
Industrials	39,764	23,020	1,014	—	63,798
Power Generation & Transmission	31,381	4,406	1,536	—	37,323
Other Process Industries	17,680	11,857	61	—	29,598
Infrastructure, Research & Engineering	29,100	11,961	4,411	—	45,472
Petrochemical	7,422	2,471	—	—	9,893
Other	21,098	10,563	3,122	(16,674)	18,109
Total	$458,312	$114,294	$10,855	$(16,674)	$566,787

Nine Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
Oil & Gas	$275,849	$28,714	$486	$—	$305,049
Aerospace & Defense	48,530	19,690	393	—	68,613
Industrials	38,804	20,887	1,085	—	60,776
Power Generation & Transmission	22,618	6,796	1,516	—	30,930
Other Process Industries	17,100	12,930	46	—	30,076
Infrastructure, Research & Engineering	12,447	10,192	3,211	—	25,850
Petrochemical	9,329	126	—	—	9,455
Other	12,826	8,477	3,130	(12,613)	11,820
Total	$437,503	$107,812	$9,867	$(12,613)	$542,569

Revenue per key geographic location was as follows:

Three Months Ended September 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
United States	$144,180	$521	$1,709	$(1,782)	$144,628
Other Americas	20,882	7	109	(1,936)	19,062
Europe	938	38,984	921	(2,296)	38,547
Asia-Pacific	362	482	1,545	(5)	2,384
Total	$166,362	$39,994	$4,284	$(6,019)	$204,621

Three Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$134,481	$549	$1,294	$(1,352)	$134,972
Other Americas	24,342	95	121	(1,539)	23,019
Europe	1,301	34,571	826	(1,726)	34,972
Asia-Pacific	485	306	1,795	—	2,586
Total	$160,609	$35,521	$4,036	$(4,617)	$195,549

Nine Months Ended September 30, 2026	North America	International	Products & Systems	Corp/Elim	Total
United States	$399,107	$1,331	$5,645	$(4,812)	$401,271
Other Americas	54,303	24	502	(5,400)	49,429
Europe	2,909	112,114	2,239	(6,441)	110,821
Asia-Pacific	1,993	825	2,469	(21)	5,266
Total	$458,312	$114,294	$10,855	$(16,674)	$566,787

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

Nine Months Ended September 30, 2025	North America	International	Products & Systems	Corp/Elim	Total
United States	$377,825	$4,797	$3,935	$(2,831)	$383,726
Other Americas	54,959	2,941	349	(5,170)	53,079
Europe	2,946	98,485	2,027	(4,111)	99,347
Asia-Pacific	1,773	1,589	3,556	(501)	6,417
Total	$437,503	$107,812	$9,867	$(12,613)	$542,569

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

Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the year was $7.6 million and $6.8 million, respectively. Changes in the contract asset and liability balances during these periods were not materially impacted by any other factors. The Company applies the practical expedient to expense incremental costs incurred related to obtaining a contract when the amortization period of the asset that the Company otherwise would have recognized is one year or less.

3.    Share-Based Compensation

The Company grants share-based incentive awards to its eligible employees and non-employee directors under its Amended and Restated 2016 Long-Term Incentive Plan (the "2016 Plan"). Awards granted under the 2016 Plan may be in the form of stock options, restricted stock units and other forms of share-based incentives, including performance-based restricted stock units, stock appreciation rights and deferred stock rights. At the annual shareholders meeting on May 19, 2026, the Company’s shareholders approved an amendment to increase the total number of shares that may be issued under the 2016 Plan by 1.7 million shares, for a total of 7.9 million shares that are authorized for issuance under the 2016 Plan, of which approximately 2,031,000 shares were available for future grants as of September 30, 2026.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth a summary of stock option activity, weighted-average exercise prices and options outstanding as of September 30, 2026 (in thousands, except per share amounts and years):

	Nine Months Ended September 30,
	2026		2025
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period:	685	$7.76	250	$5.36
Granted	—	$—	435	$9.14
Exercised	—	$—	—	$—
Expired or forfeited	—	$—	—	$—
Outstanding at end of period:	685	$7.76	685	$7.76
Exercisable at end of period:	685	$7.76	625	$7.58

The Company recognized $0.0 million and $0.5 million of share-based compensation expense related to stock options during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $0.2 million and $1.5 million of share-based compensation expense related to stock options during the nine months ended September 30, 2026 and 2025, respectively. As of the end of the current period, there is no remaining unrecognized share-based compensation expense related to stock options.

Stock Issuances to Non-Employee Directors

As part of its compensation program for non-employee directors, the Company issues fully-vested common stock to its non-employee directors. The awards are issued to non-employee directors during the second quarter of each fiscal year. A summary of the fully-vested common stock issued by the Company to its non-employee directors, in connection with its non-employee director compensation during the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Nine months ended September 30,
	2026	2025
Awards issued to non-employee directors	34	72
Grant date fair value of awards issued	$575	$571

Restricted Stock Unit Awards

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to Restricted Stock Unit ("RSU") awards of $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense within Selling, general and administrative expenses related to RSU awards of $2.5 million and $2.8 million, respectively. No share-based compensation expense was recognized within Reorganization and other costs related to RSU awards for the three or nine months ended September 30, 2026. For the nine months ended September 30, 2025, the Company recognized share-based compensation expense within Reorganization and other costs related to RSU awards of $0.5 million. As of September 30, 2026, there was $7.8 million of unrecognized compensation costs related to RSU awards, which is expected to be recognized over a remaining weighted-average period of 2.6 years. Upon vesting, RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. Upon completion of the Merger Agreement, as described in Note 1 - Description of Business and Basis of Presentation, each outstanding RSU will be converted into the right to receive cash consideration in accordance with the terms of the Merger Agreement.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the vesting activity of RSU awards, with the respective fair value of the awards, is as follows:

	Nine months ended September 30,
	2026	2025
Restricted stock unit awards vested	359	592
Fair value of awards vested	$5,278	$5,628

A summary of the Company's outstanding, non-vested RSUs is as follows:

	Nine months ended September 30,
	2026		2025
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	794	$8.71	1,231	$8.41
Granted	408	$15.05	395	$9.36
Vested	(359)	$14.68	(592)	$9.51
Forfeited	(92)	$9.73	(218)	$8.53
Outstanding at end of period:	751	$11.62	816	$8.72

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

For 2026, the Compensation Committee is using the following three performance metrics for PRSU awards.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
A summary of the Company's PRSU activity is as follows:

	Nine months ended September 30,
	2026		2025
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at beginning of period:	346	$9.93	125	$9.12
Granted	324	$15.28	507	$10.08
Performance condition adjustments	—	$—	(203)	$8.76
Released	(19)	$14.94	(3)	$9.84
Forfeited	(71)	$9.01	(22)	$7.21
Outstanding at end of period:	580	$12.62	404	$9.91

For the three months ended September 30, 2026 and 2025, the Company recognized aggregate share-based compensation expense related to the stock awards described above of approximately $1.0 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized aggregate share-based compensation expense related to the stock awards described above of approximately $2.5 million and $0.9 million, respectively. At September 30, 2026, there was $4.9 million of total unrecognized compensation costs related to approximately 580,000 non-vested PRSUs, which is expected to be recognized over a remaining weighted-average period of 2.5 years. Upon completion of the Merger Agreement, as described in Note 1 - Description of Business and Basis of Presentation, each outstanding PRSU will be converted into the right to receive cash consideration in accordance with the terms of the Merger Agreement.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
The following table sets forth the computations of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Basic earnings per share
Numerator:
Net income attributable to Mistras Group, Inc.	$6,949	$13,108	$16,918	$12,939
Denominator:
Weighted average common shares outstanding	31,853	31,543	31,768	31,361
Basic earnings per share	$0.22	$0.42	$0.53	$0.41

Diluted earnings per share:
Numerator:
Net income attributable to Mistras Group, Inc.	$6,949	$13,108	$16,918	$12,939
Denominator:
Weighted average common shares outstanding	31,853	31,543	31,768	31,361
Dilutive effect of stock options outstanding (1)	389	99	368	102
Dilutive effect of restricted stock units outstanding (1)	797	238	783	457
	33,039	31,880	32,919	31,920
Diluted earnings per share	$0.21	$0.41	$0.51	$0.41
_______________
(1) For the three months ended September 30, 2025, 388,000 shares, related to stock options and 165,000 shares, related to restricted stock units were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. No shares related to restricted stock units or stock options were anti-dilutive for the three months ended September 30, 2026. For the nine months ended September 30, 2026, 6,000 shares related to RSUs were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share. For the nine months ended September 30, 2025, 379,000 shares, related to stock options and 227,000 shares, related to restricted stock units were anti-dilutive and therefore were excluded from the calculation of diluted earnings per share.

5.    Accounts Receivable, net

Accounts receivable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025

Trade accounts receivable - billed	$130,697	$133,100
Trade accounts receivable - unbilled	41,860	25,139
Allowance for credit losses	(2,609)	(3,566)
Accounts receivable, net	$169,948	$154,673

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

6.    Inventories

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Raw materials and consumable supplies	$11,894	$9,252
Work in progress	1,295	912
Finished goods	3,666	3,838
Inventories	$16,855	$14,002

7.    Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following:

	Useful Life (Years)	September 30, 2026	December 31, 2025

Land		$2,457	$2,470
Buildings and improvements	30-40	23,775	22,383
Office furniture and equipment	5-8	18,315	16,887
Machinery and equipment	5-7	330,558	308,457
		375,105	350,197
Accumulated depreciation and amortization		(268,207)	(257,033)
Property, plant and equipment, net		$106,898	$93,164

Depreciation expense for the three months ended September 30, 2026 and 2025 was approximately $6.8 million and $6.0 million, respectively.

Depreciation expense for the nine months ended September 30, 2026 and 2025 was $19.1 million and $18.1 million, respectively.

8.    Goodwill

Changes in the carrying amount of goodwill by segment is shown below:

	North America	International	Products and Systems	Total
Balance at December 31, 2025	$184,829	$—	$—	$184,829
Foreign currency translation	(2,547)	—	—	(2,547)
Balance at September 30, 2026	$182,282	$—	$—	$182,282

The Company reviews goodwill for impairment on a reporting unit basis on October 1 of each year and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount.

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)

The Company performed a quantitative annual impairment test as of October 1, 2025 and concluded that the fair value of each reporting unit exceeded its carrying amount. Additionally, through September 30, 2026, the Company did not identify any changes in circumstances that would indicate impairment of goodwill. Significant adverse changes in future periods could negatively affect the Company's key assumptions and may result in future goodwill impairment charges which could be material.

9.    Intangible Assets

The gross amount, accumulated amortization and net carrying amount of intangible assets were as follows:

		September 30, 2026			December 31, 2025
	Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	5-18	$107,979	$(97,165)	$10,814	$109,262	$(96,428)	$12,834
Software/Technology	3-15	68,438	(41,003)	27,435	63,158	(37,822)	25,336
Covenants not to compete	2-5	12,325	(12,325)	—	12,387	(12,387)	—
Other	2-12	10,141	(10,004)	137	10,211	(9,974)	237
Total		$198,883	$(160,497)	$38,386	$195,018	$(156,611)	$38,407

Amortization expense for the three months ended September 30, 2026 and 2025 was approximately $2.0 million and $1.7 million, respectively.

Amortization expense for the nine months ended September 30, 2026 and 2025 was $6.0 million and $5.1 million, respectively.

10.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025

Accrued salaries, wages and related employee benefits	$35,387	$30,391
Accrued workers’ compensation and health benefits	523	2,471
Deferred revenue	8,303	9,099
Pension accrual	2,081	2,081
Right-of-use liability - Operating	10,004	10,882
Other accrued expenses	32,733	33,102
Total	$89,031	$88,026

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
11.    Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025

Senior credit facility	$85,000	$79,250
Senior secured term loan, net of unamortized debt issuance costs of $0.2 million and $0.2 million, respectively	87,280	96,711
Other	1,484	2,031
Total debt	173,764	177,992
Less: Current portion	(12,803)	(12,849)
Long-term debt, net of current portion	$160,961	$165,143

Senior Credit Facility
On August 1, 2022, the Company entered into a credit agreement (as amended, the “Credit Agreement”), which provides the Company with a $190 million committed revolving credit facility and a $125 million term loan with a balance of $87.3 million, net of unamortized debt issuance costs, as of September 30, 2026. The Credit Agreement permits the Company to borrow up to $100 million in non-U.S. dollar currencies and to use up to $20 million of the credit limit for the issuance of letters of credit. As a result of the Amendment described below, as of September 30, 2026, both the revolving line of credit and the term loan under the Credit Agreement had a maturity date of July 28, 2028.

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

On August 5, 2026, the Company entered into the Amendment to its Credit Agreement dated August 1, 2022, with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment extended the maturity date of the Company’s $190.0 million revolving credit facility and approximately $87.3 million outstanding term loan under the Credit Agreement from July 30, 2027 to July 28, 2028.

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

As of September 30, 2026, the Company had borrowings of $172.3 million (consisting of $85.0 million under the revolving credit facility and $87.3 million under the term loan, net of unamortized debt issuance costs) and a total of $3.3 million of letters of credit outstanding under the Credit Agreement. The Company has capitalized costs associated with debt modifications of $0.6 million as of September 30, 2026, which are included in Other assets on the Unaudited Condensed Consolidated Balance Sheets and will be amortized into interest expense over the remaining term of the Credit Agreement through its maturity date.

As of September 30, 2026, the Company was in compliance with the terms and covenants of the Credit Agreement. The Company continuously monitors compliance with the covenants contained in the Credit Agreement.

Other debt

The Company's other debt includes bank financing provided at the local subsidiary level used to support working capital requirements and fund capital expenditures. At September 30, 2026, there was an aggregate of approximately $1.5 million outstanding, payable at various times through 2030.

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

Mistras Group, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(tabular dollars and shares in thousands, except per share data)
Litigation and Commercial Claims

The Company and a subsidiary of the Company, Mistras Arizona Inspection Services LLC (“Mistras Arizona”), are subject to a lawsuit (the "DEQ Proceeding") filed by the State of Arizona and the Arizona Department of Environmental Quality (collectively, “DEQ”). The DEQ Proceeding, captioned State of Arizona v. Mistras Group, Inc., Mistras Arizona Inspection Services, LLC and Naiman Phoenix, Ltd., was originally filed on February 27, 2024, in the Superior Court of the State of Arizona for Maricopa County, CV 2024-003866 (the "DEQ Complaint"). The DEQ Complaint alleges various violations of Arizona environmental laws and regulations by Mistras Arizona in connection with the operation by Mistras Arizona of its testing facility in Phoenix, Arizona. The DEQ Complaint seeks, through injunctive relief, the closing of a chromic acid plating line at the testing facility, implementation of a site assessment plan approved by DEQ, and corrective and remedial action to bring the testing facility into compliance with laws and regulations. In addition, DEQ is seeking unspecified penalties and costs in connection with the DEQ Proceeding.

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

In addition, Mistras Arizona’s operations in Phoenix are located at a leased site within the footprint of the Motorola 52nd Street Superfund Site (the “Motorola Site”). Mistras Arizona has received two General Notice Letters from the U.S. Environmental Protection Agency (the "EPA"), dated May 21, 2024 and December 1, 2025, informing Mistras Arizona that the EPA has identified it as a potentially responsible party in relation to the Motorola Site. On April 29, 2025, the Company received a notice from the EPA requesting information regarding the improvements and other matters related to the Phoenix testing facility. Mistras Arizona provided the EPA with the requested information in July 2025.

Pension Related Contingencies

Certain of the Company’s subsidiaries had significant reductions in their unionized workers in 2018. The collective bargaining agreements for the employees of these subsidiaries required contributions for these employees to two national multi-employer pension funds. The reduction in employees resulted in one of the Company's subsidiaries incurring a complete withdrawal to one of the pension funds under the Employee Retirement Income Security Act of 1974 ("ERISA"), which was fully satisfied in 2019. The Company has determined that the subsidiary is likely to incur partial or complete withdrawal liability to the other pension fund. The balance of the estimated total amount of this potential liability as of September 30, 2026 is approximately $2.1 million, which was incurred in 2018 and 2019.

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

Segment income (loss) from operations is the primary performance measure used by the CODM to evaluate segment performance and allocate resources, including considering budget-to-actual variances and prior year-to-actual variances on a monthly basis in accordance with GAAP under ASC 280, Segment Reporting. Segment income (loss) from operations for each of the Company's reportable segments are comprised of revenue, selling, general & administrative expenses, and "other expenses." "Other expenses" include cost of revenue, reorganization and environmental costs, transaction-related expense, depreciation and amortization and research and engineering.

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

For the three months ended September 30, 2026

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$166,362	$39,994	$4,284	$210,640	$(6,019)	$204,621
Selling, general & administrative expenses	21,525	8,276	971	30,772	7,721	38,493
Other Expenses	122,058	27,596	2,333	151,987	(908)	151,079
Income (loss) from operations	$22,779	$4,122	$980	$27,881	$(12,832)	$15,049

For the three months ended September 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$160,609	$35,521	$4,036	$200,166	$(4,617)	$195,549
Selling, general & administrative expenses	20,377	6,856	918	28,151	5,327	33,478
Other Expenses	117,479	24,827	2,067	144,373	(2,683)	141,690
Income (loss) from operations	$22,753	$3,838	$1,051	$27,642	$(7,261)	$20,381

For the nine months ended September 30, 2026

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$458,312	$114,294	$10,855	$583,461	$(16,674)	$566,787
Selling, general & administrative expenses	66,263	24,477	2,763	93,503	20,698	114,201
Other Expenses	341,098	81,200	6,448	428,746	(8,837)	419,909
Income (loss) from operations	$50,951	$8,617	$1,644	$61,212	$(28,535)	$32,677

For the nine months ended September 30, 2025

	Segment
	North America	International	Products and Systems	Total Reportable Segments	Corporate and eliminations	Total
Revenue	$437,503	$107,812	$9,867	$555,182	$(12,613)	$542,569
Selling, general & administrative expenses	62,061	21,923	2,538	86,522	22,401	108,923
Other Expenses	329,416	76,966	5,615	411,997	(6,148)	405,849
Income (loss) from operations	$46,026	$8,923	$1,714	$56,663	$(28,866)	$27,797

The tables above only reconcile to income (loss) from operations as our measure of segment profitability and the remainder of the reconciliation to net income can be seen on the Unaudited Condensed Consolidated Statement of Income. Products and Systems segment revenue was comprised of approximately $0.9 million and $0.6 million of sales to the International segment, which were eliminated upon consolidation, for the three months ended September 30, 2026 and 2025, respectively. Products and Systems segment revenue was comprised of approximately $2.0 million and $2.4 million of sales to the International segment, which were eliminated upon consolidation, for the nine months ended September 30, 2026 and 2025, respectively. Intersegment revenue related to sales between other segments was immaterial for each of the three and nine month periods ended September 30, 2026 and 2025.

Selected consolidated financial information by segment for the periods shown was as follows (with intercompany transactions eliminated in Corporate and eliminations):

	September 30, 2026	December 31, 2025
Intangible assets, net
North America	$26,278	$28,245
International	1,079	1,110
Products and Systems	918	733
Corporate and eliminations	10,111	8,319
Total	$38,386	$38,407

	September 30, 2026	December 31, 2025
Total assets
North America	$443,039	$426,146
International	110,625	150,741
Products and Systems	11,990	12,072
Corporate and eliminations	31,809	(10,178)
Total	$597,463	$578,781

	September 30, 2026	December 31, 2025
Long-lived assets
North America	$287,135	$278,419
International	27,875	27,900
Products and Systems	1,315	850
Corporate and eliminations	11,241	9,231
Total	$327,566	$316,400

Refer to Note 2 - Revenue, for revenue by geographic area for the three and nine months ended September 30, 2026 and 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) provides a discussion of our results of operations and financial position for the three and nine months ended September 30, 2026 and 2025. The MD&A should be read together with our Unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited consolidated financial statements and related notes included in our 2025 Annual Report. Unless otherwise specified or the context otherwise requires, “Mistras,” “the Company,” “we,” “us” and “our” refer to Mistras Group, Inc. and its consolidated subsidiaries. The MD&A includes the following sections:

•Forward-Looking Statements
•Overview
•Note about Non-GAAP Measures
•Consolidated Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the anticipated timing and completion of the Merger, the anticipated benefits of the Merger, the consideration to be received by the Company’s stockholders in connection with the Merger, and other statements about the future plans, objectives, expectations and intentions of the Company. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “could,” “should,” “would,” “predicts,” “appears,” “projects,” or the negative of such terms or other similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond the Company’s control. These risks and uncertainties include, but are not limited to, the following: (i) the ability to complete the Merger on the anticipated timeline, or at all; (ii) the satisfaction or waiver of the conditions to the completion of the Merger, including the approval by the Company’s stockholders and receipt of the required regulatory approvals; (iii) the receipt of required regulatory approvals on the terms anticipated or at all, or the imposition of conditions on such approvals that could reduce the anticipated benefits of the Merger or cause the parties to abandon the Merger; (iv) the Merger may involve unexpected costs, liabilities or delays, including the payment of the Company Termination Fee (as defined herein) to Parent by the Company; (v) the Company may be adversely affected by other economic, business, legislative, regulatory and/or competitive factors; (vi) the outcome of any stockholder demands or legal proceedings that have been or may be instituted against the Company and others relating to the Merger Agreement or the Merger; (vii) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (viii) potential disruption to the business of the Company as a result of the announcement and pendency of the Merger; (ix) the diversion of management attention from the Company’s ongoing business operations as a result of the Merger; (x) adverse effects on the Company’s ability to retain and hire key personnel as a result of the announcement or pendency of the Merger; (xi) volatility in the Company’s stock price prior to the completion of the Merger; (xii) changes or developments in the industries in which the Company competes, general economic conditions, or conditions in the financial markets or capital markets; (xiii) any impacts from the imposition of tariffs or other trade restrictions and changes to U.S. trade policy, including the outcome of pending litigation regarding tariffs and the availability of refunds of tariffs previously imposed under the International Emergency Economic Powers Act; (xiv) impacts and uncertainty arising from geopolitical instability and conflicts, including those related to the conflict involving the U.S. and Iran and the war in Ukraine, and resulting volatility in oil and natural gas prices and in capital spending and maintenance activity by our oil and gas customers; (xv) the creditworthiness of our customers and our ability to collect our accounts receivable; (xvi) changes in interest rates and foreign currency exchange rates; and (xvii) other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including those discussed in the “Business—Forward-Looking Statements,” and “Risk Factors” sections of our 2025 Annual Report as well as those discussed in this Quarterly Report. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, various risks, uncertainties or other

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

factors known and unknown. In addition, there are various developments discussed below which could create risks and uncertainty about our business, results of operations or liquidity.

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

Recent Developments

Our cash position and liquidity remain strong. As of September 30, 2026, our cash and cash equivalents balance was approximately $19.0 million, and we had available borrowing capacity of up to $101.7 million under the revolving credit facility under our Credit Agreement.

On September 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Athena Purchaser, LLC, a Delaware limited liability company (“Parent”), and Athena Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Acquisition Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are controlled by funds affiliated with H.I.G. Capital (“H.I.G.”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than (i) shares held by the Company as treasury stock or held directly by Parent or Acquisition Sub, which will be automatically cancelled for no consideration, and (ii) shares held by stockholders who have properly exercised and not withdrawn their appraisal rights under Section 262 of the General Corporation Law of the State of Delaware) will be automatically converted into the right to receive $20.35 in cash, without interest.

The Merger is expected to close in late 2026 or early 2027, subject to, among other things, approval of the Merger by the Company’s stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of certain required regulatory approvals, and the satisfaction or waiver of certain other customary closing conditions. Effective October 22, 2026, the Federal Trade Commission granted early termination of the HSR Act waiting period. If the Merger is completed, the Company’s common stock will be delisted from the New York Stock Exchange (the “NYSE”) and deregistered under the Exchange Act.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report and is incorporated herein by reference.

On August 5, 2026, the Company entered into an amendment (the "Amendment") to its credit agreement dated August 1, 2022 (as amended, the "Credit Agreement"), with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Amendment extended the maturity date of the Company’s $190.0 million revolving credit facility and approximately $87.3 million outstanding term loan under the Credit Agreement from July 30, 2027 to July 28, 2028. In connection with the Amendment, the Company incurred an extension fee equal to a total of 0.15% of the aggregate committed amount of the revolving credit facility and term loan held by participating lenders. There were no other changes to the material terms of the Credit Agreement, including the applicable interest rate provisions and financial covenants, which remained substantially unchanged. Refer to Note 11 - Long-Term Debt for more details regarding the terms of the Credit Agreement.

The global trade landscape continues to be highly volatile. During 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries, many of which prompted reciprocal tariffs and other trade measures affecting U.S. exports. The ongoing tariff environment remains complex and continues to evolve as legal proceedings and trade negotiations progress. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA"), which the U.S. government relied upon to impose certain tariffs, does not authorize the imposition of tariffs. Following that decision, the U.S. Court of International Trade directed the U.S. Customs and Border Protection ("CBP")

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

to begin processing refunds of previously collected IEEPA tariffs, and CBP has since processed refund claims in phases, most recently commencing in October 2026 the processing of refunds for certain finally liquidated entries. In October 2026, the U.S. Court of International Trade also certified a class of importers seeking IEEPA tariff refunds and the U.S. government’s appeals in the refund litigation remain pending. In response to the U.S. Supreme Court's ruling, the U.S. administration implemented replacement tariffs under alternative statutory authorities, including a temporary tariff under Section 122 of the Trade Act of 1974, which expired on July 24, 2026 at the end of its 150-day statutory period. The U.S. Court of International Trade ruled against the Section 122 tariffs, but that ruling has been stayed pending appeal, and the related litigation remains ongoing. Effective July 24, 2026, the U.S. administration implemented additional tariffs ranging from 10% to 12.5% on imports from numerous trading partners under Section 301 of the Trade Act of 1974, which are also subject to legal challenge. Accordingly, the ultimate scope, duration and financial impact of U.S. trade measures remain uncertain. Ongoing changes to trade policies and related uncertainty may affect global economic conditions, supply chains and costs, and may reduce trade between the U.S. and impacted countries. Tariffs and trade barriers have not had a material effect on our business or results of operations during 2026 to date. However, new tariffs or other trade measures could result in increased costs for us or our suppliers and could impact the import of materials by our customers, including materials subject to our inspection and testing services, which could adversely affect demand for our services.

Geopolitical tensions in the Middle East, including the conflict involving the U.S. and Iran that began in February 2026, have contributed to increased volatility in global energy markets and broader macroeconomic uncertainty. The conflict has disrupted shipping through the Strait of Hormuz and increased uncertainty surrounding global energy supplies, international shipping routes and supply chains, contributing to fluctuations in oil and natural gas prices and increased costs for certain materials and transportation. Efforts to resolve the conflict have not been successful to date, and renewed escalation remains possible. Fluctuations in crude oil and natural gas prices may influence capital spending and maintenance activity by customers in the oil and gas sector, which could affect demand for certain of our services, particularly field inspection and asset integrity solutions. Additionally, continued instability in the Middle East could contribute to supply chain disruptions, changes in foreign currency exchange rates, and delays in customer projects. While we have not experienced material impacts to date, the situation remains dynamic, and we continue to monitor developments and assess potential impacts on our operations, financial condition, and results of operations.

Note About Non-GAAP Measures

The Company prepares its consolidated financial statements in accordance with GAAP. In this MD&A under the heading "Income from Operations", the non-GAAP financial performance measure "Income from operations before special items” is used for each of our three operating segments, “Corporate and Eliminations” and the "Total Company", with tables reconciling the measure to a financial measure under GAAP. This presentation excludes from "Income from Operations" (a) reorganization and other costs, which includes items such as severance, labor relations matters and asset and lease termination costs, (b) transaction-related expense, which are expenses that consist of legal, financial advisory and other professional fees incurred in connection with the Merger Agreement and beginning in the three months ended September 30, 2026, is excluded from this measure, and (c) environmental expense, which relates to costs associated with the environmental matter at the Phoenix lab operated by Mistras Arizona, as described in Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report. These adjustments have been excluded from the GAAP measure because these expenses and credits are not related to our or any individual segment's core business operations. Our management uses this non-GAAP measure as a measure of operating performance to assist in comparing performance from period to period on a consistent basis, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations. We believe investors and other users of our financial statements benefit from the presentation of this non-GAAP measure in evaluating our performance. Income from operations before special items excludes the identified adjustments, which provides additional tools to compare our core business operating performance on a consistent basis and measure underlying trends and results in our business. Income from operations before special items is not used to determine incentive compensation for executives or employees, nor is it a replacement for the reported GAAP financial performance and/or necessarily comparable to the non-GAAP financial measures of other companies. Any measure that eliminates the foregoing items has material limitations as a performance measure and should not be considered an alternative to net income or any other measures derived in accordance with GAAP. Because Income from operations before special items may not be calculated in the same manner by all companies, this measure may not be comparable to other similarly titled measures used by other companies.

In this MD&A under the heading “Adjusted EBITDA,” we also present the non-GAAP financial measures “Adjusted EBITDA” and “Adjusted EBITDA Margin.” We define Adjusted EBITDA as net income (loss) attributable to Mistras Group, Inc. plus: interest expense, provision (benefit) for income taxes, depreciation and amortization, share-based compensation expense, reorganization and other related costs, transaction-related expense, environmental expense, net, foreign exchange (gain) loss

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

and, if applicable, certain acquisition-related costs, non-cash impairment charges and other special items, which are noted. Adjusted EBITDA Margin is Adjusted EBITDA divided by revenue. The most directly comparable GAAP measures are net income (loss) attributable to Mistras Group, Inc. and net income (loss) attributable to Mistras Group, Inc. as a percentage of revenue, which were 3.4% and 6.7% for the three months ended September 30, 2026 and 2025, respectively, and 3.0% and 2.4% for the nine months ended September 30, 2026 and 2025, respectively. Adjusted EBITDA is also a performance metric used to determine incentive compensation for our executive officers, as described in Note 3 - Share-Based Compensation; for that purpose it may be subject to adjustments approved by the Compensation Committee. Adjusted EBITDA has material limitations as an analytical tool because it excludes charges and expenses we incur as part of our operations, and it should not be considered in isolation or as a substitute for net income or other measures derived in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

Results of Operations

Condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$204,621	$195,549	$566,787	$542,569
Gross profit	62,037	58,193	163,214	153,030
Gross profit as a % of Revenue	30.3%	29.8%	28.8%	28.2%
Income from operations	15,049	20,381	32,677	27,797
Income from operations as a % of Revenue	7.4%	10.4%	5.8%	5.1%
Income before provision for income taxes	11,081	17,000	23,637	16,853
Net income	6,909	13,203	16,818	13,161
Net income attributable to Mistras Group, Inc.	$6,949	$13,108	$16,918	$12,939

Revenue

Revenue was $204.6 million for the three months ended September 30, 2026, an increase of $9.1 million, or 4.6%, compared with the three months ended September 30, 2025.

Revenue by segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
North America	$166,362	$160,609	$458,312	$437,503
International	39,994	35,521	114,294	107,812
Products and Systems	4,284	4,036	10,855	9,867
Corporate and eliminations	(6,019)	(4,617)	(16,674)	(12,613)
Total	$204,621	$195,549	$566,787	$542,569

Three Months

In the three months ended September 30, 2026, total revenue increased 4.6% versus the prior year comparable period due predominantly to a low-single-digit organic increase driven by increases in the aerospace and defense, power generation and transmission, industrials, process industries and infrastructure, research and engineering end markets. North America segment revenue increased 3.6%, driven predominantly by the aerospace and defense, industrials, power generation and transmission, process industries, and infrastructure, research and engineering end markets as a result of strong market demand. International

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

segment revenue increased 12.6%, driven predominately by the oil and gas, aerospace and defense, industrials, infrastructure, research and engineering, and petrochemical end markets as a result of strong market demand. Products and Systems segment revenue increased by 6.1%, due to increased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 49% and 54% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Aerospace and defense customer revenue comprised approximately 14% and 12% of total revenue for the three months ended September 30, 2026 and 2025, respectively. The Company’s top ten customers comprised approximately 31% of total revenue for the three months ended September 30, 2026 and 36% for the three months ended September 30, 2025, with no customer accounting for 10% or more of total revenue in either three-month period.

Nine Months

In the nine months ended September 30, 2026, total revenue increased 4.5% versus the prior year comparable period due predominantly to a low single-digit organic increase. North America segment revenue increased 4.8% versus the prior year comparable period, driven by the aerospace and defense, power generation and transmission, infrastructure, research, and engineering end markets. International segment revenue increased 6.0% versus the prior year comparable period, due to low single-digit organic growth and a low single-digit favorable impact of foreign exchange rates. Organic growth in the international segment was primarily driven by the aerospace and defense, industrials, infrastructure, research and engineering and petrochemical end markets. Products and Systems segment revenue increased by 10.0%, due to increased sales volume and shipments as compared to the prior year comparable period.

Oil and gas customer revenue comprised approximately 49% and 56% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Aerospace and defense customer revenue comprised approximately 15% and 13% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. The Company’s top ten customers comprised approximately 34% and 36% of total revenue for the nine months ended September 30, 2026 and 2025, respectively, with no customer accounting for 10% or more of total revenue in either nine-month period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by type
Integrated Field Solutions	$177,213	$166,578	$481,260	$464,078
In-Laboratory Services	27,408	28,971	85,527	78,491
Total	$204,621	$195,549	$566,787	$542,569

In presenting the allocation of revenue by type in the table above, management makes certain assumptions in its allocation of revenue from laboratories that provide more than one type of service. The allocation methodology and assumptions made are consistent for the years presented.

Integrated Field Solutions revenue is comprised of revenue derived from on-site asset inspection, maintenance, and related technical services performed by our technicians at customer locations, as well as data-driven solutions, including software, analytics, and implementation services that provide insights and recommendations to enhance asset integrity and performance. Integrated Field Solutions revenue increased by $10.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 and increased by $17.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increases in sales volume in our power generation and transmission, industrials and infrastructure, research and engineering end markets as a result of strong market demand, partially offset by decreases in sales volume in our oil and gas end market within our North America segment.

In-Laboratory Services revenue is comprised of quality assurance inspections of components and materials at our in-house laboratory facilities. In-Laboratory Services revenue decreased by $1.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to decreased sales volumes in our North America segment. In-Laboratory Services revenue increased by $7.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increased sales volumes in our aerospace and defense end market in our North America segment.

Gross Profit

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Gross profit increased by $3.8 million, or 6.6%, in the three months ended September 30, 2026 versus the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies.

Gross profit by segment for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross profit
North America	$46,845	$45,103	$123,411	$115,653
% of segment revenue	28.2%	28.1%	26.9%	26.4%
International	13,043	11,190	34,934	32,548
% of segment revenue	32.6%	31.5%	30.6%	30.2%
Products and Systems	2,136	2,192	5,038	5,152
% of segment revenue	49.9%	54.3%	46.4%	52.2%
Corporate and eliminations	13	(292)	(169)	(323)
	$62,037	$58,193	$163,214	$153,030
% of total revenue	30.3%	29.8%	28.8%	28.2%

Three Months

Gross profit margin was 30.3% and 29.8% for the three-month periods ended September 30, 2026 and 2025, respectively. Gross profit margin for the North America segment increased 0.1% to 28.2% for the three months ended September 30, 2026 as compared to the prior year comparable period primarily due to a more favorable sales mix in the current year period. International segment realized a 1.1% increase in gross profit margin to 32.6% for the three months ended September 30, 2026 as compared to the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies. Products and Systems segment gross margin decreased 4.4% to 49.9% for the three months ended September 30, 2026 primarily due to a less favorable sales mix as compared to the prior period.

Nine Months

Gross profit margin was 28.8% and 28.2% for the nine-month periods ended September 30, 2026 and 2025, respectively. Gross profit margin for the North America segment increased 0.5% to 26.9% for the nine months ended September 30, 2026 as compared to the prior year comparable period primarily due to an improved and diversified business mix and operating efficiencies. International segment gross profit margin increased 0.4% to 30.6% due to an improved and diversified business mix and operating efficiencies. Products and Systems segment gross margin had a decline of 5.8% to 46.4% for the nine months ended September 30, 2026 primarily due to a less favorable sales mix as compared to the prior period.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Expenses
Selling, general and administrative expenses	$38,493	$33,478	$114,201	$108,923
Reorganization and other costs	1,455	1,764	3,457	7,802
Transaction-related expense	4,304	—	4,304	—
Environmental expense, net	(110)	199	219	1,257
Research and engineering	247	210	711	778
Depreciation and amortization	2,599	2,161	7,645	6,473
	$46,988	$37,812	$130,537	$125,233

Three Months

Operating expenses increased $9.2 million, or 24.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Selling, general and administrative expenses increased $5.0 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to strategic investments in our operations to support commercial execution and promote growth in our strategic markets, while maintaining discipline in overhead costs. Reorganization and other costs decreased by $0.3 million to $1.5 million as compared to the prior year comparable period due to lower restructuring activity, including workforce reductions and laboratory rationalization initiatives in the three months ended September 30, 2025, which did not recur at similar levels during the current year period. Transaction-related expense was $4.3 million during the three months ended September 30, 2026, due to costs associated with the Merger Agreement. Environmental expense decreased by $0.3 million as compared to the prior year comparable period. Research and engineering expenses remained flat period over period. Depreciation and amortization increased by $0.4 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Nine Months

Operating expenses increased $5.3 million, or 4.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Selling, general and administrative expenses increased $5.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to strategic investments in our operations to support commercial execution and promote growth in our strategic markets, while maintaining discipline in overhead costs. Reorganization and other costs decreased by $4.3 million to $3.5 million as compared to the prior year comparable period due to lower restructuring activity, including workforce reductions and laboratory rationalization initiatives in the nine months ended September 30, 2025, which did not recur at similar levels during the current year period. Transaction-related expense was $4.3 million during the nine months ended September 30, 2026, due to costs associated with the Merger Agreement. Environmental expense decreased by $1.0 million as compared to the prior year comparable period. Research and engineering expenses decreased by $0.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Depreciation and amortization increased by $1.2 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Income (Loss) from Operations

The following table shows a reconciliation of the income from operations to income from operations before special items for each of our three segments, Corporate and Elimination and for the Company in total:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America:
Income from operations (GAAP)	$22,779	$22,753	$50,951	$46,026
Reorganization and other costs	947	283	1,531	2,754
Income from operations before special items (non-GAAP)	$23,726	$23,036	$52,482	$48,780
International:
Income from operations (GAAP)	$4,122	$3,838	$8,617	$8,923
Reorganization and other costs	320	171	815	441
Income from operations before special items (non-GAAP)	$4,442	$4,009	$9,432	$9,364
Products and Systems:
Income from operations (GAAP)	$980	$1,051	$1,644	$1,714
Reorganization and other costs	—	—	63	151
Income from operations before special items (non-GAAP)	$980	$1,051	$1,707	$1,865
Corporate and Eliminations:
Loss from operations (GAAP)	$(12,832)	$(7,261)	$(28,535)	$(28,866)
Environmental expense, net	(110)	199	219	1,257
Reorganization and other costs	188	1,310	1,048	4,456
Transaction-related expense	4,304	—	4,304	—
Loss from operations before special items (non-GAAP)	$(8,450)	$(5,752)	$(22,964)	$(23,153)
Total Company:
Income from operations (GAAP)	$15,049	$20,381	$32,677	$27,797
Environmental expense, net	(110)	199	219	1,257
Reorganization and other costs	1,455	1,764	3,457	7,802
Transaction-related expense	4,304	—	4,304	—
Income from operations before special items (non-GAAP)	$20,698	$22,344	$40,657	$36,856

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended September 30, 2026, income from operations (GAAP) decreased $5.3 million, or 26.2%, compared to the three months ended September 30, 2025, while income from operations before special items (non-GAAP) decreased by $1.6 million, or 7.4%. As a percentage of revenue, income from operations before special items decreased by 130 basis points to 10.1% in the three months ended September 30, 2026 compared to 11.4% in the three months ended September 30, 2025.

Nine Months

For the nine months ended September 30, 2026, income from operations (GAAP) increased $4.9 million, or 17.6%, compared to the nine months ended September 30, 2025, while income from operations before special items (non-GAAP) increased by $3.8 million, or 10.3%. As a percentage of revenue, income from operations before special items increased by 40 basis points to 7.2% in the nine months ended September 30, 2026 compared to 6.8% in the nine months ended September 30, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Adjusted EBITDA

The following table shows a reconciliation from net income to adjusted EBITDA for the Company:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income (GAAP)	$6,909	$13,203	$16,818	$13,161
Less: Net income (loss) attributable to non-controlling interests, net of taxes	(40)	95	(100)	222
Net income attributable to Mistras Group, Inc.	$6,949	$13,108	$16,918	$12,939
Interest expense	3,446	3,381	10,463	10,944
Provision for income taxes	4,172	3,797	6,819	3,692
Depreciation and amortization	8,862	7,691	25,115	23,161
Share-based compensation expense(1)	1,724	969	5,527	4,098
Reorganization and other related costs(1)	1,455	1,764	3,457	7,802
Transaction-related expense	4,304	—	4,304	—
Environmental expense, net	(110)	199	219	1,257
Foreign exchange loss (gain)	522	(735)	(1,423)	2,420
Adjusted EBITDA (non-GAAP)	$31,324	$30,174	$71,399	$66,313
Revenue	$204,621	$195,549	$566,787	$542,569
Adjusted EBITDA Margin (non-GAAP)	15.3%	15.4%	12.6%	12.2%

(1) For the three months ended September 30, 2025, the Company recognized share-based compensation expense within Reorganization and other costs of $0.5 million. For the nine months ended September 30, 2025, the Company recognized share-based compensation expense within Reorganization and other costs of $2.0 million. No share-based compensation expense was recognized within Reorganization and other costs for the three or nine months ended September 30, 2026.

See section Note About Non-GAAP Measures in this Quarterly Report for an explanation of the use of non-GAAP measurements.

Three Months

For the three months ended September 30, 2026, adjusted EBITDA (non-GAAP) increased by $1.2 million, or 3.8%, compared to the three months ended September 30, 2025. As a percentage of revenue, adjusted EBITDA decreased by 10 basis points to 15.3% in the three months ended September 30, 2026 compared to 15.4% in the three months ended September 30, 2025.

Nine Months

For the nine months ended September 30, 2026, adjusted EBITDA (non-GAAP) increased by $5.1 million, or 7.7%, compared to the nine months ended September 30, 2025. As a percentage of revenue, adjusted EBITDA increased by 40 basis points to 12.6% in the nine months ended September 30, 2026 compared to 12.2% in the nine months ended September 30, 2025.

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Interest Expense

Interest expense was flat at approximately $3.4 million for both the three months ended September 30, 2026 and 2025. Interest expense was approximately $10.5 million and $10.9 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease of $0.4 million in interest expense was a result of lower interest rates and lower average borrowings outstanding during the nine months ended September 30, 2026 in comparison to the prior year comparable period.

Income Taxes

Our effective income tax rate was approximately 37.7% and 22.3% for the three months ended September 30, 2026 and 2025, respectively. Our effective income tax rate was approximately 28.8% and 21.9% for the nine months ended September 30, 2026 and 2025, respectively.

The effective income tax rate for the three months ended September 30, 2026, was higher than the statutory rate primarily due to non-deductible transaction costs. The effective income tax rate for the three months ended September 30, 2025 was higher than the statutory rate primarily due to the impact of foreign currency losses.

The effective income tax rate for the nine months ended September 30, 2026, was higher than the statutory rate primarily due to non-deductible transaction costs. The effective income tax rate for the nine months ended September 30, 2025, was higher than the statutory rate primarily due to the impact of foreign currency losses.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted, which includes a broad range of tax reform provisions. These tax reform provisions include the extension and modification of certain provisions of the Tax Cuts and Jobs Act and were effective for calendar year 2025. The changes include, but are not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2026.

Liquidity and Capital Resources

Cash flows are summarized in the table below:

	Nine months ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$29,436	$843
Investing activities	(24,971)	(18,964)
Financing activities	(12,288)	26,216
Effect of exchange rate changes on cash	(1,198)	1,393
Net change in cash and cash equivalents	$(9,021)	$9,488

Mistras Group, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
(tabular dollars are in thousands)

Cash Flows from Operating Activities

During the nine months ended September 30, 2026, cash provided by operating activities was $29.4 million, representing a year-over-year increase of $28.6 million, or 3,392%. This increase was primarily attributable to an increase in net income and movements in working capital, primarily due to higher collections of accounts receivable as compared to the prior year comparable period.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, cash used in investing activities was $25.0 million, representing a $6.0 million increase compared to the prior year comparable period. The increase is primarily attributable to increased expenditures for property, plant, and equipment and intangible assets.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.3 million for the nine months ended September 30, 2026, compared to net cash provided by financing activities of $26.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, net payments of debt were approximately $10.0 million compared to net borrowings of debt of $27.7 million in the prior year comparable period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The effect of exchange rate changes on our cash and cash equivalents was a decrease of $1.2 million in the nine months ended September 30, 2026, compared to an increase of $1.4 million for the nine months ended September 30, 2025.

Cash Balance and Credit Facility Borrowings

As of September 30, 2026, we had cash and cash equivalents totaling $19.0 million and $101.7 million of unused commitments under our Credit Agreement with borrowings of $172.3 million (consisting of $85.0 million under the revolving credit facility and $87.3 million under the term loan, net of unamortized debt issuance costs) and $3.3 million of letters of credit outstanding. We finance operations primarily through our existing cash balances, cash collected from operations, bank borrowings and capital lease financing. We believe these sources are sufficient to fund our operations for the foreseeable future.

As of September 30, 2026, we were in compliance with the terms of the Credit Agreement and will continuously monitor our compliance with the covenants contained in the Credit Agreement. The Company believes that it is probable that the Company will be able to comply with the financial covenants in the Credit Agreement and that sufficient credit remains available under the Credit Agreement to meet the Company's liquidity needs. However, such matters cannot be predicted with certainty.

The terms of our Credit Agreement are described in Note 11 - Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements, under the heading "Senior Credit Facility".

Contractual Obligations

Except for the Amendment to the Credit Agreement described in Note 11 - Long-Term Debt, there have been no significant changes in our contractual obligations and outstanding indebtedness from those disclosed in our 2025 Annual Report.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1.A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2025 Annual Report, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 Annual Report. The risk factors set forth below supplement, and should be read together with, the risk factors in the 2025 Annual Report.

Risks Related to the Pending Merger

On September 17, 2026, the Company entered into the Merger Agreement with Parent and Acquisition Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, Acquisition Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Acquisition Sub are controlled by funds affiliated with H.I.G. At the Effective Time, each outstanding share of our common stock (other than certain excluded and dissenting shares) will be converted into the right to receive $20.35 in cash, without interest and less applicable withholding taxes. See Note 1 – Description of Business and Basis of Presentation to the Unaudited Condensed Consolidated Financial Statements for additional information.

The Merger may not be completed on the anticipated timeline or at all, and failure to complete the Merger could adversely affect our business, financial condition, results of operations and stock price.

Completion of the Merger is subject to the satisfaction or, where permitted, waiver of a number of conditions, including (i) the adoption of the Merger Agreement by the Company’s stockholders; (ii) the expiration or termination of the applicable waiting period under the HSR Act (which was terminated effective October 22, 2026) and the expiration or termination of applicable waiting periods, or receipt of applicable approvals, under specified non-U.S. competition laws; (iii) the completion of required regulatory actions relating to our U.S. Nuclear Regulatory Commission and Agreement State licenses; (iv) the absence of any law or order prohibiting the consummation of the Merger; and (v) other customary conditions, including the accuracy of our representations and warranties (subject to specified materiality standards), our compliance in all material respects with our covenants and the absence of a Company Material Adverse Effect (as defined in the Merger Agreement). Any such required consents and approvals may not be received at all, may not be received in a timely fashion, or may impose conditions on the completion of the Merger. We cannot assure you that all of the conditions in the Merger Agreement will be satisfied or waived on a timely basis or at all. If the conditions in the Merger Agreement are not satisfied or waived on a timely basis or at all, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.

If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares in connection with the Merger, and we will remain a public company subject to the same risks to which we are currently subject. In addition, we may be subject to a number of risks, including the following:

•the market price of our securities could decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•commitments by management of time and resources to the Merger could prevent management from pursuing other opportunities that could otherwise have been beneficial for the Company;
•we may experience negative reactions from the financial markets or from our clients, business partners or employees;
•our business may be disrupted by the announcement and pendency of the Merger, including adverse changes in our relationships with clients, suppliers, partners and employees that may continue or intensify in the event the Merger is not consummated or is significantly delayed;
•we may be unable to attract and retain key personnel and recruit prospective employees, and our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•we may be unable to pursue alternative business opportunities, make changes to our business pending the completion of the Merger or conduct our business on the same terms as we have in the past; and
•we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed.

The Merger Agreement contains restrictions on the conduct of our business prior to the completion of the Merger, which could adversely affect our business and operations.

The Merger Agreement generally requires us to conduct our business in the ordinary course consistent with past practice and, subject to specified exceptions or Parent’s prior written consent (not to be unreasonably withheld, conditioned or delayed), restricts us from taking certain actions until the earlier of the completion of the Merger and the termination of the Merger Agreement. Among other things, these restrictions limit our ability to make capital expenditures in excess of an agreed budget and specified thresholds, acquire or dispose of businesses or assets above specified thresholds, incur indebtedness, pay dividends or repurchase stock, enter into or amend material contracts, enter into a new line of business, and increase compensation or benefits or hire or terminate certain employees. These restrictions may prevent us from pursuing business opportunities that arise prior to the completion of the Merger, from responding effectively to competitive pressures or industry developments, or from taking other actions that we might otherwise consider to be in our best interests, and could adversely affect our business, financial condition and results of operations, particularly if the Merger is delayed or not completed.

We will incur substantial transaction costs in connection with the Merger, and we may be required to pay Parent a termination fee or reimburse Parent’s expenses if the Merger Agreement is terminated under specified circumstances.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including the costs of the go-shop process and of obtaining required regulatory approvals, substantially all of which are payable whether or not the Merger is completed. In addition, if the Merger Agreement is terminated under specified circumstances, we could be required to pay Parent a termination fee of approximately $27.5 million (the “Company Termination Fee”). Had we terminated the Merger Agreement during the go-shop period, which expired on October 27, 2026, to enter into a definitive agreement providing for a superior proposal, the fee would have been reduced to approximately $13.8 million. In addition, if Parent terminates the Merger Agreement as a result of our willful and material breach, we could be required to reimburse Parent’s reasonable and documented out-of-pocket expenses up to $7.0 million, which amount would be credited against any Company Termination Fee subsequently payable. Payment of these amounts could require us to use available cash that would otherwise have been available for operations or other purposes and could adversely affect our financial condition, results of operations and cash flows.

The Merger Agreement limits our ability to pursue alternatives to the Merger, which may discourage other companies from making a favorable alternative transaction proposal.

The Merger Agreement permitted us to solicit alternative acquisition proposals during a go-shop period that expired at 11:59 p.m. Eastern Time on October 27, 2026. During the go-shop period, our financial advisor contacted, or was contacted by, 122 third parties, and no alternative acquisition proposals were received.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, knowingly encourage or facilitate, or engage in discussions or negotiations with respect to, alternative third-party acquisition proposals. These provisions or other provisions in the Merger Agreement could discourage a potential competing acquiror that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.

Legal proceedings against the Company relating to the Merger could result in substantial costs or otherwise negatively impact our business, operating results and financial condition.

On October 15, 2026 and October 23, 2026, the Company received two letters from counsel for purported stockholders of the Company demanding, pursuant to Section 220 of the Delaware General Corporation Law, inspection of certain of our books and records relating to the Merger. The letters state that the stockholders may file suit or pursue other legal relief relating to the Merger. The Company has also received demand letters from certain purported stockholders of the Company seeking additional disclosure in advance of the stockholder vote. Additional demands may be made, and litigation relating to the Merger may be filed, against the Company, Parent, their respective affiliates and/or their respective boards of directors and management. The outcome of any litigation is uncertain and any such lawsuits could prevent or delay the completion of the Merger and result in significant costs. The litigation costs, including costs associated with our indemnification obligations to our directors and officers, and diversion of management’s attention and resources to address the claims in any litigation related to the Merger, may adversely affect our business, results of operations, prospects, and financial condition. In addition, any litigation related to the Merger may result in negative publicity or an unfavorable impression of the Company, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our clients and business partners, or otherwise harm our operations and financial performance.

Uncertainties associated with the Merger may cause a loss of our employees during the pendency of the Merger.

No assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past. The Company may lose significant expertise and talent, and the loss of any member of the senior management team could impair the Company’s ability to execute its business plan and growth strategy. Our current and prospective employees may experience uncertainty about their future roles following the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel during the pendency of the Merger. Our employees could lose productivity as a result of uncertainty regarding their employment following the Merger. The loss of key personnel during the pendency of the Merger could adversely affect our business and operations.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in value of the Company.

The Merger Agreement provides for the stockholders of record of our common stock to receive cash consideration of $20.35 per share of our common stock, without interest, upon the closing of the transactions contemplated by the Merger Agreement. If the Merger is completed, our stockholders will no longer hold interests in the Company and will not participate in any future earnings or growth of the Company or benefit from any appreciation in its value.

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

Month Ending	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
July 31, 2026	—	$—
August 31, 2026	—	$—
September 30, 2026	5,202	$19.66

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 5.    Other Information
On September 17, 2026, the Company entered into the Merger Agreement. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information. Upon closing the Merger, the Company will become a private company owned by funds affiliated with H.I.G. As such, the Company will not hold a conference call to discuss the Company’s financial results for the three- and nine-month periods ended September 30, 2026 and will not provide its outlook for the remainder of 2026 or any future periods.

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of the Company's directors or officers, as defined in Section 16 of the Securities Exchange Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Securities Exchange Act of 1934.

ITEM 6.    Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of September 17, 2026, by and among Athena Purchaser, LLC, Athena Merger Sub, Inc. and Mistras Group, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 18, 2026).

10.1	Form of Voting Agreement (director and officer form) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 18, 2026).

10.2	Form of Voting Agreement (stockholder form) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 18, 2026).

10.3	Form of Retention Bonus Letter Agreement.

10.4
Amendment to Credit Agreement, dated August 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 10, 2026).

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

Date: November 2, 2026